Form 10-K
period 2010-12-31
General Growth Properties, Inc.
filed 2011-03-08
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 1-34948

GENERAL GROWTH PROPERTIES, INC.
(f/k/a New GGP, Inc.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2963337 (I.R.S. Employer Identification Number)
110 N. Wacker Dr., Chicago, IL (Address of principal executive offices)	60606 (Zip Code)

(312) 960-5000
(Registrant's telephone number, including area code)

         Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.01 par value	New York Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer" and "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant, the registrant's predecessor or its subsidiaries have filed all reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         On June 30, 2010, the last business day of the most recently completed second quarter of the registrant's predecessor, the aggregate market value of the shares of common stock held by non-affiliates of such predecessor registrant was $4.2 billion based upon the closing price of the common stock on such date.

         As of February 28, 2011, there were 964,138,156 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held on April 27, 2011 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2010

i

 PART I

ITEM 1.    BUSINESS

        All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of General Growth Properties, Inc. ("GGP", the "Successor" or the "Company") as included in this Annual Report on Form 10-K ("Annual Report"). The descriptions (and definitions, if not otherwise defined) included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. The terms "we," "us" and "our" may also be used to refer to GGP and its subsidiaries.

INTRODUCTION

        GGP is a Delaware corporation, incorporated on July 1, 2010 as New GGP, Inc., and the successor registrant (the "Successor") by merger on November 9, 2010 (the "Effective Date") to GGP, Inc. ("Old GGP" or the "Predecessor"), which had operated as a self-administered and self-managed real estate investment trust, referred to as a "REIT" since 1986. We are principally a real estate developer and operator of regional malls with, at December 31, 2010, an ownership interest in 180 regional shopping malls (including "Special Consideration Properties" as defined below) in 43 states as well as ownership interests in other rental properties as more fully described below. As discussed in Note 7, the Successor will elect REIT status for its 2010 tax year and intends to maintain this status in future periods.

        The Company began over 50 years ago as the owner of a single retail property in Cedar Rapids, Iowa. Through organic growth and strategic acquisitions, we now own some of the highest quality retail assets in the United States with many of our properties located in the fastest growing regions of the country. Our portfolio includes ownership interests in more than 169 million total square feet of regional mall retail. We also own stand-alone office properties, community shopping centers and hybrid mixed-use properties. A summary of our asset portfolio is presented in "Item 2—Properties."

        Substantially all of our business is conducted through GGP Limited Partnership ("the Operating Partnership" or "GGPLP") in which we hold, through certain intermediate partnerships, a 1% general partnership interest and an approximate 98% limited partnership interest. We own 100% of many of our properties and a majority or controlling interest of certain others. As a result, these properties are consolidated under generally accepted accounting principles in the United States of America ("GAAP") and we refer to them as our "Consolidated Properties." Some properties are held through joint venture entities in which we own a non-controlling interest ("Unconsolidated Real Estate Affiliates") and we refer to those properties as our "Unconsolidated Properties." Collectively, we refer to the Consolidated Properties and Unconsolidated Properties as our "Company Portfolio."

        We make all key strategic decisions for our Consolidated Properties. We are also the asset manager for most of our Company Portfolio, executing the strategic decisions and performing the day-to-day property management functions, operations, leasing, redevelopment, maintenance, accounting, marketing and promotional services. In connection with the Unconsolidated Properties, such strategic decisions are made jointly with the joint venture partners. With respect to jointly owned properties, we generally conduct the management activities through General Growth Management, Inc. ("GGMI"), one of our taxable REIT subsidiaries ("TRS") which manages, leases, and performs various services for the majority of the properties owned by our Unconsolidated Real Estate Affiliates. However, 20 of our properties owned by Unconsolidated Real Estate Affiliates (two of our regional malls and three of our community centers, located in the United States, and all of the 15 operating retail properties owned through our Brazil joint ventures) are unconsolidated and are managed by our joint venture partners.

OLD GGP BANKRUPTCY AND REORGANIZATION

        On April 16, 2009, Old GGP and certain of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11"). On April 22, 2009 (collectively with April 16, 2009, the "Petition Date"), certain additional domestic subsidiaries of Old GGP (collectively with Old GGP and the subsidiaries that sought Chapter 11 protection on April 16, 2009, the "Debtors") also filed voluntary petitions for relief (collectively, the "Chapter 11 Cases") in the bankruptcy court of the Southern District of New York (the "Bankruptcy Court"). However, none of GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures, (collectively, the "Non-Debtors") either consolidated or unconsolidated, sought such protection. A total of 388 Debtors with approximately $21.83 billion of debt filed for Chapter 11 protection.

        During the remainder of 2009 and to the Effective Date, the Debtors operated as "debtors in possession" under the jurisdiction of the Bankruptcy Court and the applicable provisions of Chapter 11 (Note 1). In general, as debtors in possession, we were authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

        The bankruptcy petitions triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor's estate. The Chapter 11 Cases provided the protections necessary for the Debtors to develop and execute a restructuring of the Debtors to extend mortgage maturities, reduce corporate debt and overall leverage and establish a sustainable long-term capital structure.

        The first step of our reorganization was to extend our mortgage maturities by restructuring our property-level secured mortgage debt. During the period in 2010 prior to the Effective Date, 149 Debtors owning 96 properties with $10.23 billion of secured mortgage debt emerged from bankruptcy, while 113 Debtors owning 50 properties with $4.66 billion secured debt had emerged from bankruptcy as of December 31, 2009 (collectively, the "Emerged Debtors"). In addition, as the result of consensual agreements reached with lenders of certain of our corporate debt, Old GGP recognized $131.4 million of additional interest expense for the period in 2010 prior to the Effective Date. The plans of reorganization for such Emerged Debtors provided for, in exchange for payment of certain extension fees and cure of previously unpaid amounts due on the applicable mortgage loans (primarily, principal amortization otherwise scheduled to have been paid since the Petition Date), the extension of the secured mortgage loans at previously existing non-default interest rates. As a result of the extensions, none of these loans will mature prior to January 1, 2014. As of December 31, 2010 the weighted average remaining term of our corporate debt, including our ownership share of the debt of our Unconsolidated Real Estate Affiliates, is approximately 4.6 years. In conjunction with these extensions, certain financial and operating covenants and guarantees were created or reinstated, all effective with the bankruptcy emergence of the remaining Debtors (the "TopCo Debtors") on the Effective Date.

        The second step of our reorganization was to establish a sustainable long-term capital structure by reducing our corporate debt and overall leverage. The key element of this step was entering into agreements (collectively, as amended and restated, the "Investment Agreements") with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (the "Brookfield Investor"), an affiliate of Fairholme Funds, Inc. ("Fairholme") and an affiliate of Pershing Square Capital Management, L.P. ("Pershing Square" and together with the Brookfield Investor and Fairholme, the "Plan Sponsors"), pursuant to which Old GGP would be divided into two companies, GGP and The Howard Hughes Corporation ("HHC"), a newly formed real estate company, and the Plan Sponsors would invest in the Company's standalone emergence plan. As a result of the Investment Agreements, Old GGP obtained equity commitments for $6.55 billion ($6.30 billion for New GGP, Inc. and $250 million for HHC) subject to the conditions set forth in such agreements. In addition, the Plan Sponsors entered into an agreement with The Blackstone Group ("Blackstone") whereby Blackstone subscribed for approximately 7.6% of the New GGP and HHC shares to be issued to the Plan Sponsors and received a pro rata portion of each Plan Sponsors' Permanent Warrants (as defined below). Finally, on September 21, 2010 we entered into a $300.0 million senior secured revolving facility (the "Facility") commencing on the Effective Date. This Facility, which was amended in February 2011 to provide for revolving loans of up to approximately $720 million (which may be increased, under certain conditions up to $1 billion) has not, as of March 7, 2010, been drawn upon.

        On August 17, 2010, Old GGP filed with the Bankruptcy Court its third amended and restated disclosure statement and the plan of reorganization, supplemented on September 30, 2010 and on October 21, 2010 (the "Plan") for the 126 TopCo Debtors. On October 21, 2010, the Bankruptcy Court entered an order confirming the Plan. Pursuant to the Plan, on the Effective Date, Old GGP merged with a wholly-owned subsidiary of New GGP, Inc. and New GGP, Inc. was re-named General Growth Properties, Inc. Also pursuant to the Plan, prepetition creditor claims were satisfied in full and equity holders received newly issued common stock in New GGP, Inc. and in HHC. After such distribution, HHC became a publicly-held company, majority-owned by Old GGP's previous stockholders. GGP does not have any ownership interst in HHC as of, or subsequent to, the Effective Date. HHC assets, all formerly owned by Old GGP, on the Effective Date consisted primarly of the following:

  •
  four master planned communities;

  •
  nine mixed-use development opportunities;

  •
  four mall developmental projects;

  •
  seven redevelopment-opportunity retail malls; and

  •
  interests in eleven other real estate assets or projects.

        Pursuant to the Investment Agreements, the Plan Sponsors and Blackstone purchased, on the Effective Date, $6.3 billion of GGP common stock at $10.00 per share and $250.0 million of HHC stock at $47.61904 per share. In addition, pursuant to an agreement with the Teachers Retirement System of Texas ("Texas Teachers"), Texas Teachers purchased on the Effective Date $500.0 million of GGP common stock at $10.25 per share.

        In lieu of the fees that would be customary in similar transactions, pursuant to the Investment Agreements, interim warrants were issued to the Brookfield Investor and Fairholme to purchase approximately 103 million shares of Old GGP at $15.00 per share (the "Interim Warrants") on May 10, 2010. The Interim Warrants vested: 40% upon issuance and the remaining were scheduled to vest in installments thereafter to December 31, 2010. The Interim Warrants could only be exercised if the Brookfield Investor or Fairholme Investment Agreements were not consummated. The Investment Agreements further provided that all Interim Warrants (whether vested or not) would be cancelled and warrants to purchase equity of HHC and New GGP, Inc. would be issued to the Plan Sponsors (the "Permanent Warrants") upon consummation of the Investment Agreements. As the Investment Agreements were consummated and the Interim Warrants cancelled, no expense has been recognized for the issuance of the Interim Warrants. With respect to the Permanent Warrants (including the Permanent Warrants issued to Blackstone), eight million warrants to purchase equity of HHC at an exercise price of $50.00 per share and 120 million warrants to purchase equity of New GGP, Inc. at an exercise price of $10.75 per share, in the case of the Brookfield Investor, and an exercise price of $10.50, in the case of Fairholme and Pershing Square, were issued and with respect to Blackstone, one-half of its Permanent Warrants were issued at $10.50 per share and the remaining were issued at $10.75 per share. The estimated $861.6 million fair value of the Permanent Warrants was recognized as a liability on the Effective Date. Subsequent to the Effective Date, changes in the fair value of the Permanent Warrants have been recognized in earnings and adjustments to the exercise price and conversion ratio of the Permanent Warrants have been made as of a result of stock dividends.

        As the Bankruptcy Court had approved the final set of plans of reorganization for the TopCo Debtors that remained in bankruptcy, the TopCo Debtors emerged from bankruptcy on the Effective Date. The structure of the Plan Sponsors' investments triggered the application of the acquisition method of accounting, as the Plan and the consummation of the Investment Agreements and the Texas Teachers investment agreement constituted a "transaction or event" in which an acquirer obtains control of one or more "businesses" or a "business combination" requiring such application. New GGP, Inc. is the acquirer that obtains control as it obtains all of the common stock of Old GGP (a business for purposes of applying the acquisition method of accounting) in exchange for issuing its stock to the Old GGP common stockholders on a one-for-one basis (excluding fractional shares).

        On the Effective Date, the Plan Sponsors, Blackstone and Texas Teachers owned a majority of the outstanding common stock of GGP. The Old GGP common stockholders held approximately 317 million shares of GGP common stock at the Effective Date; whereas, the Plan Sponsors, Blackstone, Texas Teachers held approximately 644 million shares of GGP common stock on such date. Notwithstanding such majority ownership, the Plan Sponsors entered into certain agreements that limited their discretion with respect to affiliate, change of control and other stockholder transactions or votes.

        The Investment Agreements with Fairholme and Pershing Square permitted us to repurchase (within 45 days of the Effective Date) up to 155 million shares in the aggregate issued to such investors at a price of $10.00 per share. We had a similar right to repurchase up to 24.4 million shares issued to Texas Teachers at a price of $10.25 per share (collectively, the "Clawback"). Pursuant to such rights, on October 11, 2010, we gave notice to Fairholme, Pershing Square and Texas Teachers of our election to reserve the eligible shares under the Clawback and agreed to pay on the Effective Date, as provided by the Investment Agreements, $38.75 million to Fairholme and Pershing Square for such reservation. No such fee was required to be paid to Texas Teachers. On November 19, 2010 (and November 23, 2010 with respect to the underwriters option to purchase additional shares), we sold an aggregate of approximately 154.9 million common shares to the public at $14.75 per share and repurchased an equal number of shares from Fairholme and Pershing Square as permitted under the Clawback. We also used a portion of the offering proceeds to repurchase approximately 24.4 million shares from Texas Teachers, as permitted under the Clawback. In addition, in January 2011, in a transaction valued at approximately $15.10 per share, the Brookfield Investor purchased substantially all of Fairholme's common share holding in GGP, with Fairholme retaining its share of the Permanent Warrants originally issued to them.

        The emergence from bankruptcy by Old GGP and the substantial equity investment and restructuring pursuant to the Investment Agreements and the Plan constitutes a new beginning for the Company. Our current business plan contemplates the continued ownership and operation of most of our retail shopping centers and divestiture of non-core assets. It also contemplates the transfer of certain non-performing retail assets to applicable lenders in satisfaction of secured mortgage debt.

        During 2008 and 2009, we were focused on preservation of capital and maintenance of occupancy levels at our retail and other rental properties to stabilize our business and maintain the profitability of our operating properties. We were able to consensually modify and extend certain of our mortgage debt and we entered into the Investment Agreements as described above to facilitate our bankruptcy emergence. Prior to 2008, development projects and acquisitions were a key contributor to our growth. In such regard, we acquired The Rouse Company in November 2004 (the "TRC Merger") and in July 2007 the fifty percent interest owned by New York State Common Retirement Fund ("NYSCRF") in the GGP/Homart I portfolio of 19 regional shopping malls, one community center and three regional shopping malls owned with NYSCRF. As these acquisitions and other activities were largely funded through debt, the resulting capital structure was not, in hindsight, flexible enough to withstand the 2008 and 2009 credit crisis.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        Reference is made to Note 15 for information regarding our segments.

NARRATIVE DESCRIPTION OF OUR BUSINESS

Retail and Other Segment

        After the Effective Date, we operate in a single segment, which we term the Retail and Other segment, which consists of retail centers, office and industrial buildings and mixed-use and other properties. Our portfolio of regional malls and other rental properties represents a collection of retail offerings that are targeted to a range of market sizes and consumer tastes. The tables below summarize certain information with respect to our rental properties as of December 31, 2010 and 2009, excluding de minimis properties and other corporate non-property interests. In addition, malls classified as held for sale or disposition, principally the eleven Special Consideration Properties held at December 31, 2010 (as defined below), have also been excluded from these tables. As our new management team believes that categorizing the remaining malls into groups (or "Tiers") based on criteria, such as tenant sales, NOI or GLA, does not provide meaningful incremental information for investors, such presentation below reflects a change from our previous categorization or presentation of our portfolio:

			2010
	Number of Properties	GLA(2) (In Thousands)	Average Annual Tenant Sales Per Square Foot(3)	NOI(4) ($ thousands)	Occupancy(5)	Average Rent & Common Area Costs Per Square Foot(6)
Regional Malls	167	67,237	$446	$2,160,433	92.9%	$55.09
Third Party Managed and International Properties(1)	17	6,182	n/a	35,282	97.3%	n/a
Stand Alone Community Centers and Office Buildings	54	6,884	$216	56,354	88.6%	$22.28

Total	238	80,303		$2,252,069

			2009
	Number of Properties	GLA(2) (In Thousands)	Average Annual Tenant Sales Per Square Foot(3)	NOI(4) ($ thousands)	Occupancy(5)	Average Rent & Common Area Costs Per Square Foot(6)
Regional Malls	167	66,343	$419	$2,205,553	92.9%	$54.11
Third Party Managed and International Properties(1)	17	6,182	n/a	33,457	95.3%	n/a
Stand Alone Community Centers and Office Buildings	54	6,884	$200	62,372	89.9%	$22.42

Total	238	79,409		$2,301,382

(1)
These properties are owned by certain of our Unconsolidated Real Estate Affiliates and are managed by the respective venture partners, including two regional malls in the United States.

(2)
Includes the gross leasable area ("GLA") of mall shop and freestanding retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center), and excludes anchor stores.

(3)
Average annual tenant sales per square foot is the sum of comparable sales for the year divided by the comparable square footage for the same period. We include in our calculations of comparable sales and comparable square footage properties that have been owned and operated for the entire time during the twelve month period and exclude properties at which significant physical or merchandising changes have been made.

(4)
Our total NOI for the years ended December 31, 2010 and 2009 was $2.25 billion and $2.29 billion, respectively (Note 15) and is presented on a combined, proportionate share basis. NOI presented in the table above reflects our NOI from operating properties for the years ended December 31, 2010 and 2009 but excludes $5.6 million and $7.0 million, respectively of NOI attributable to sold properties owned by certain Unconsolidated Real Estate Affiliates (recorded as equity in earnings) and not included in discontinued operations and $(11.6) million and $(15.1) million, respectively, representing a nominal loss from other corporate non-property interests for the year ended December 31, 2010 and 2009, respectively. For a description of the calculation of NOI, see "Item 6. Selected Financial Data."

(5)
Occupancy represents Gross Leasable Occupied Area ("GLOA") divided by GLA (mall shop and freestanding retail) for spaces less than 10,000 square feet. GLOA is the sum of: (1) tenant occupied space under lease, (2) all leases signed, whether or not the space is occupied by a tenant and (3) tenants no longer occupying space, but still paying rent. Occupancy for community centers and office buildings reflects only leased retail space.

(6)
Average rent and common area costs per square foot reflect weighted average rent of mall stores less than 10,000 square feet.

Our Regional Malls

        Our regional malls are located in major and middle markets throughout the United States. For the year ended December 31, 2010, the geographic concentration of our regional malls as a percentage of our total regional mall NOI of $2,160,433 presented above was as follows: east coast (33%), west coast and Hawaii (33%), north central United States (20%), and Texas and surrounding states (14%).

        We own 25 malls that we believe are the premier regional malls in their market areas when measured against the top 100 leading malls in the United States. These high quality malls typically have average annual tenant sales per square foot of $600 or higher and several are iconic in nature, e.g., Ala Moana in Honolulu, Fashion Show in Las Vegas, the Natick Collection in Natick (Boston) Massachusetts, Tysons Galleria in Washington D.C., Park Meadows in Lone Tree (Denver), Colorado and Water Tower Place in Chicago. These properties are well-known by consumers in the local market and we believe are in highly desirable locations for tenants. For example, Tysons Galleria is anchored by Neiman Marcus, Saks Fifth Avenue and Macy's. In 2010, the center was producing tenant sales of over $750 per square foot. Tysons Galleria is comprised of a significant number of luxury tenants including Chanel, Bottega Veneta, Salvatore Ferragamo and Versace. The center is located in the greater Washington, D.C. market and we believe that Tyson's Galleria is the premier destination for luxury retail consumers in its market.

        More broadly, we own 125 of the top 600 regional malls in the country which represent 87% of Company NOI. A significant number of these malls are either the only one in their market areas, or as part of a cluster of malls, may receive relatively high consumer traffic. Deerbrook Mall, one of five high quality malls that we own in the Houston area, is demonstrative of this group of malls. Deerbrook Mall is located in a favorable trade area featuring high population density and convenient access to Interstate 59. Another example is Maine Mall in Portland. The Maine Mall is anchored by Macy's, JCPenney and Sears with its in-line tenant offering comprised of moderately priced mainstream retailers and is the only regional mall in Portland, Maine.

        As part of the Emerged Debtor loan modification agreements, we identified 13 underperforming properties that we refer to as "Special Consideration Properties." We believe that the long-term strategic value of these regional malls, as compared to our other opportunities to deploy capital throughout our portfolio, do not justify retaining them. We expect that this group of regional malls will be given back to the applicable respective lenders within the next nine months and in such regard, five of these thirteen malls have been transferred as of March 7, 2011. Until such transfers, we have agreed to work with the applicable respective lenders as they market such properties for sale to third parties as an alternative to the lenders taking back title to the properties. Accordingly, the remaining eleven Special Consideration Properties at December 31, 2010 are included in the 180 regional malls referred to above.

        A detailed listing of the principal properties in our Retail Portfolio is included in Item 2 of this Annual Report.

        The following table reflects the ten largest tenants in our regional malls as of December 31, 2010.

Top Ten Largest Tenants (Regional Malls)	DBA	Percent of Minimum Rents, Tenant Recoveries and Other	Square Footage (in thousands)	Number of Locations
The Gap, Inc.	Gap, Banana Republic, Old Navy	2.9%	2,470	237
Limited Brands, Inc.	Victoria's Secret, Bath & Body Works	2.9%	1,831	315
Abercrombie & Fitch Stores, Inc.	Abercrombie, Abercrombie & Fitch, Hollister	2.3%	1,591	226
Foot Locker, Inc.	Footlocker, Champs Sports, Footaction USA	2.3%	1,516	384
Golden Gate Capital	Express, J. Jill, Eddie Bauer	1.7%	1,336	178
American Eagle Outfitters, Inc.	American Eagle, Aerie, Martin + OSA	1.6%	922	161
Forever 21, Inc.	Forever 21, Gadzooks	1.4%	1,600	100
Macy's Inc.	Macy's, Bloomingdale's	1.4%	22,665	145
Luxottica Retail North America, Inc.	Lenscrafters, Sunglass Hut, Pearle Vision	1.3%	639	321
Genesco, Inc.	Journeys, Lids, Underground Station, Johnston & Murphy	1.2%	552	372

        For the year ended December 31, 2010, our largest tenant (based on common parent ownership) accounted for approximately 3% of consolidated rents. Of the approximately 71 million square feet of GLA, which includes our Special Consolidation Properties and excludes anchor tenants such as Macy's, reported above, four tenants occupied, in the aggregate, at least 10% of our GLA in 2010.

Our Other Rental Properties

        In addition to regional malls, as of December 31, 2010, we own 28 community shopping centers totaling 4.3 million square feet, primarily in the Western regions of the United States, as well as 26 stand-alone office buildings totaling 2.2 million square feet, concentrated in Columbia, Maryland and Las Vegas, Nevada. Many of our community shopping centers are anchored by national grocery chains and drug stores such as Albertsons, Safeway, Rite Aid and Long's Drugs. Other tenants include leading retailers such as Target, Best Buy and Lowe's. We believe the majority of the community shopping centers are located in the growth markets of the western regions of the United States (generating approximately 80% of total 2010 NOI attributable to community shopping centers). In 2010, the community shopping centers had an overall occupancy of 89% and generated $32.3 million of NOI. On average, three retailers occupied 10% or more of the rentable square footage in our other rental properties in 2010.

        We desire to sell our non-core community shopping centers and stand-alone office buildings. Our stand-alone office buildings are a legacy of The Rouse Company acquisition in 2004. The properties are located in two main areas: Summerlin, Nevada, near Las Vegas, and Columbia, Maryland, near Baltimore and Washington D.C. Both locations are office hubs in their respective Metropolitan Statistical Areas. In 2010, the office buildings had an overall occupancy of 66% and generated

$24.1 million of NOI. The Las Vegas, Nevada assets had an overall occupancy of 55% and contributed 51% of NOI attributable to office buildings. The Columbia, Maryland assets had an overall occupancy of 67% and contributed 38% of NOI attributable to office buildings. Until these assets are sold, we will continue to implement a proactive leasing strategy focused on creditworthy national branded tenants in order to maximize value at the time of divestiture.

        We also currently hold non-controlling ownership interests in a public Brazilian real estate operating company, Aliansce Shopping Centers, and a large regional mall (Shopping Leblon) in Rio de Janeiro (Note 5).

Master Planned Communities Segment

        The Master Planned Communities segment was, pursuant to the Plan, distributed to the Old GGP common stockholders in November 2010 and accordingly, is presented as discontinued operations in the accompanying financial statements.

OTHER BUSINESS INFORMATION

Competitive Strengths

        We believe that we distinguish ourselves through the following competitive strengths:

        High Quality Properties.    As discussed above, we own 125 of the top 600 regional malls in the country. These malls are located in core markets defined by large population density, strong population growth and household formation, and high-income consumers. Approximately one of every three U.S. households with an income of greater than $100,000 a year is located within 10 miles of one of these malls. We frequently are able to offer "first-to-market" stores (the first location of a store in a particular region or city) in these core markets that enhance the reputation of our regional malls as premier shopping destinations. For example, in 2010, the first Diane von Furstenberg and Tory Burch stores opened in our Ala Moana Center in Honolulu, Hawaii.

        Second Largest Regional Mall Owner in the United States.    Based on the number of malls in our portfolio, we are the second largest owner of regional malls in the United States. Our malls, located in major and middle markets nationwide, receive an average of approximately 1.9 billion consumer visits each year, and we are the #1 or #2 largest landlord to 40 of what we believe are America's premier retailers. We believe there has been a limited supply of new mall space in the last five years, that the lack of new development should help us improve occupancy levels in coming years, and that the size and strength of our portfolio is attractive to tenants.

        Strategic Relationships and Scale with Tenants and Vendors.    We believe that the size, quality and geographical breadth of our regional mall portfolio provide competitive advantages to our tenants and vendors. We believe that our national tenants benefit from the high traffic at our malls as well as the efficiency of being able to negotiate leases at multiple locations with just one landlord. We also maintain national contracts with certain vendors and suppliers for goods and services, such as security and maintenance, at generally more favorable terms than individual contracts.

        Flexible Capital Structure.    As of December 31, 2010, we had approximately $18.05 billion aggregate principal amount of our consolidated debt (excluding the Special Consideration Properties) and approximately $2.67 billion aggregate principal amount of our share of unconsolidated debt. We believe that most of our Unconsolidated Properties are generally well-capitalized and can support their portion of the indebtedness. On December 31, 2010, the weighted average interest rate on our total debt (excluding the Special Consideration Properties) was approximately 5.35% and the average maturity of our total debt (excluding the Special Consideration Properties) was 4.7 years. In addition, we have flexible terms on our property-level debt, allowing us, for example, to prepay certain recently restructured mortgage debt, which constitutes a majority of our consolidated debt, without incurring any prepayment penalties.

Business Strategy

        Our business strategy is to further improve our financial position and maximize the value of our mall properties to tenants and consumers. We intend to improve our performance by capitalizing on our reorganized financial position and combining the appropriate merchandising mix with excellent physical property conditions in attractive locations. We believe that this will, in turn, increase consumer traffic, retailer sales and rents. We intend to pursue the following objectives in order to implement our business strategy:

  •
  Develop a mall-specific strategic leasing plan that improves our permanent occupancy ratio and maximizes profitability.

  •
  Opportunistically refinance our portfolio and reduce overall leverage.

  •
  Position our business development team to anticipate vacancies and mitigate our occupancy and revenue exposure.

  •
  Improve our occupancy cost recovery revenues, particularly at our higher quality regional malls.

  •
  Be disciplined in our capital expenditures to maximize returns on capital employed.

        We have a liquidity and operating plan designed to protect our leading position in the regional mall sector. We are committed to further improving our balance sheet. To further this strategy to build liquidity and flexibility, as discussed in Item 7, we have increased the size of our revolving credit facility to approximately $720 million, with the potential to increase it to up to $1.0 billion in the future if certain conditions are satisfied. We desire to reduce our outstanding debt and eliminate cross-collateralizations and credit enhancements through a combination of opportunistically selling non-core assets, refinancings and debt paydowns pursuant to our restructured amortization schedule. Our financing strategy is to maintain our non-recourse investment grade financing at the current level, extending maturities wherever possible.

  •
  Schedule debt principal amortization:  our total consolidated and applicable joint venture debt has an amortization schedule of approximately $1.8 billion from 2011 through 2015.

  •
  Asset sales:  we intend to seek opportunities to dispose of assets that are not core to our business, including the opportunistic sale of our strip shopping centers, stand-alone office buildings and certain regional malls, in order to optimize our portfolio and reduce leverage.

        We believe there is a synergy between our tenants and the consumers who visit our malls in that better malls lead to the best tenant mix for each market, which leads to a better shopping experience for the consumer, thereby increasing consumer traffic and consumer loyalty.

  •
  Reinvestment and Attracting Additional Quality Tenants.  We are committed to maintaining high quality properties and attracting and retaining quality tenants. To that end, we have a multi-year plan for operating capital expenditures for each property that considers the state of repair and time since previous capital investment projects were undertaken. We also intend to refocus our efforts on providing allowances for tenant improvements. We believe that the results of these improvement projects and investments will attract and retain quality tenants, which can increase consumer traffic, as well as tenant sales, at our malls.

  •
  Increase Consumer Traffic and Enhance the Consumer Experience.  We believe that quality tenants situated in attractive, well-maintained malls enhance the consumers' shopping experience. A key ingredient of our success is our understanding of the evolving marketplace and the consumer. We plan to create shopping experiences that exceed consumer expectations by attracting the optimal tenant mix for the market area.

  •
  Optimize Tenant Mix.  We believe that malls that receive high levels of consumer traffic attract the optimal retail tenants in those markets. We intend to continue to proactively optimize the merchandising mix within our regional mall portfolio by matching it to the consumer shopping patterns and needs and desires of the demographics in a particular market area, which we believe will strengthen our competitive position. We will also continue to strive to provide as many exclusive retailers as possible to maintain a distinct appeal and regional draw. In addition, we believe that our scale with premier national retailers enhances our ability to bring the optimal mix of retailers into our malls.

  •
  Increase Consumer Sales to Support Increased Rents.  We believe that we have the potential to increase rents from tenants upon natural lease expiration, particularly in malls where tenant sales are expected to grow in future years. In addition, we believe our occupancy costs are generally at or below those of our competitors.

        In addition, we believe that we can eliminate certain indebtedness and further improve our credit profile by deeding back to lenders in lieu of renegotiating the respective debt of our Special Consideration Properties, which represent some of our less profitable, more highly leveraged properties and accounted for $644.3 million of our indebtedness as of December 31, 2010, and two other regional mall properties (identified as underperforming and owned by Unconsolidated Real Estate Affiliates), which accounted for $196.7 million of our indebtedness, at our proportionate share, as of December 31, 2010.

        We believe that corporate overhead and operational issues are closely intertwined, and this belief has guided our operating philosophy to invest in items that maximize the consumer experience, while streamlining our costs in areas that we do not believe will negatively impact the consumer or mall experience. We believe in an organization with minimal layers between the "doers" and the "decision makers", where there is a culture of meritocracy.

Competition

        The nature and extent of the competition we face varies from property to property within each segment of our business. Our direct competitors include other publicly-traded retail mall development and operating companies, retail real estate companies, commercial property developers and other owners of retail real estate that engage in similar businesses.

        Within our portfolio of retail properties, we compete for retail tenants. We believe the principal factors that retailers consider in making their leasing decision include:

  •
  consumer demographics;

  •
  quality, design and location of properties;

  •
  total number and geographic distribution of properties;

  •
  strength and diversity of retailers and anchor tenants at shopping center locations;

  •
  management and operational expertise; and

  •
  rental rates.

        Based on these criteria, we believe that the size and scope of our property portfolio, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants in our local markets. Because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other regional shopping centers, outlet malls and other discount shopping centers, as well as competition with discount shopping clubs, catalog companies, internet sales and telemarketing. We believe that we have a competitive advantage with respect to our operational retail property management, which have developed knowledge of local, regional and national real estate markets, enabling us to evaluate existing retail properties for their increased profit potential through expansion, remodeling, re-merchandising and more efficient management of the property.

        Retailers are looking to expand in the highest traffic centers, and we believe malls with the optimal mix of retailers, dining and entertainment options typically have high traffic. Power centers have also presented competition and we have embraced traditional power center tenants in our malls where it is feasible. For example, in recent years we have added tenants such as Target, Kohl's, Best Buy, TJ Maxx and Dick's Sporting Goods to our regional malls, to name a few.

        With respect to our office and other properties, we experience competition in the development and management of our properties similar to that of our retail properties. Prospective tenants generally consider quality and appearance, amenities, location relative to other commercial activity and price in determining the attractiveness of our properties. Based on the quality and location of our properties, which are generally in urban markets or are concentrated in the commercial centers of master planned communities, we believe that our properties are viewed favorably among prospective tenants.

Environmental Matters

        Under various Federal, state and local laws and regulations, an owner of real estate may be liable for the costs of remediation of certain hazardous or toxic substances on such real estate. These laws may impose liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The costs of remediation may be substantial and may adversely affect the owner's ability to sell or borrow against such real estate as collateral. In connection with our ownership and operation of our properties, we, or the relevant joint venture through which the property is owned, may be potentially liable for such costs.

        Substantially all of our properties have been subject to a Phase I environmental site assessment, which is intended to evaluate the environmental condition of the subject property and its surroundings. Phase I environmental assessments typically include a historical review, a public records review, a site visit and interviews, but do not include sampling or subsurface investigations.

        To date, the Phase I environmental site assessments have not revealed any recognized environmental conditions that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that these assessments do not reveal all potential environmental liabilities or that conditions have changed since the assessment was prepared (typically, at the time the property was purchased or developed). No assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us or that the current environmental condition of our properties will not be adversely affected by tenants, occupants, adjacent properties, or by third parties unrelated to us.

        Future development opportunities may require additional capital and other expenditures in order to comply with federal, state and local statutes and regulations relating to the protection of human health or the environment. We cannot predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our operating results or competitive position in the past but could have such an effect in the future.

Other Policies

        The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Investment Policies

        Our business is to own and invest in real estate assets. Old GGP was a REIT, and New GGP will elect to be treated as a REIT in connection with the filing of its tax return for 2010, subject to New GGP's ability to meet the requirements of a REIT at the time of election. REIT limitations restrict us from making an investment that would cause our real estate assets to be less than 75% of our total assets. In addition, at least 75% of our gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. At least 95% of our income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

        Subject to REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies.

Financing Policies

        We must comply with the covenants contained in our financing agreements. We are party to a revolving credit facility that requires us to satisfy certain affirmative and negative covenants and to meet financial ratios and tests, which may include ratios and tests based on leverage, interest coverage and net worth.

        If our Board of Directors determines to seek additional capital, we may raise such capital through additional equity offerings, debt financing, creating joint ventures with existing ownership interests in properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is limited by the requirement for REITs to pay tax on or distribute 100% of their capital gains income and distribute at least 90% of their taxable income and our desire to avoid entity level U.S. federal income tax by distributing 100% of our capital gains and ordinary taxable income. In 2011, we expect to implement our recently adopted dividend reinvestment plan in which all stockholders would be entitled to participate. Each of the Plan Sponsors and Blackstone have agreed (subject to tax, applicable regulatory and other legal requirements), that for 2011 and 2012 they would elect to participate in the plan and have dividends paid on the shares that they hold largely reinvested in shares of GGP common stock. As a result, we would be able to pay a larger proportion of cash dividends to other stockholders who elect to receive cash in 2011 and 2012. However, we may determine to instead pay dividends in a combination of cash and shares of common stock. We must also take into account taxes that would be imposed on undistributed taxable income. If our Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. Our Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Under the Investment Agreements, the Plan Sponsors have preemptive rights to purchase our common stock as necessary to allow them to maintain their respective proportional ownership interest in GGP on a fully diluted basis. Any such offering could dilute a stockholder's investment in us and may make it more difficult to raise equity capital.

        We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. Typically, we invest in or form special purpose entities to assist us in obtaining permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities are structured so that they would not necessarily be consolidated with us in the event we would ever become subject to a bankruptcy proceeding or liquidation. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

Conflict of Interest Policies

        We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for NYSE companies. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our Related Party Transaction Policy.

Policies With Respect To Certain Other Activities

        We intend to make investments which are consistent with our qualification as a REIT, unless the Board of Directors determines that it is no longer in our best interests to so qualify as a REIT. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may issue shares of our common stock, or cash at our option, to holders of units of limited partnership interest in the Operating Partnership in future periods upon exercise of such holders' rights under the Operating Partnership agreement. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate.

        We intend to borrow money as part of our business, and we also may issue senior securities, purchase and sell investments, offer securities in exchange for property and repurchase or reacquire shares or other securities in the future. To the extent we engage in these activities, we will comply with applicable law. We do not currently have a common stock repurchase program.

        GGP makes reports to its security holders in accordance with the NYSE rules and containing such information, including financial statements certified by independent public accountants, as required by the NYSE.

        We do not have policies in place with respect to making loans to other persons (other than our conflict of interest policies described above), investing in the securities of other issuers for the purpose of exercising control and underwriting the securities of other issuers, and we do not currently, and do not intend to, engage in these activities.

Employees

        As of January 1, 2011, we had approximately 2,800 employees.

Insurance

        We have comprehensive liability, fire, flood, extended coverage and rental loss with respect to our portfolio of retail properties. Our management believes that such insurance provides adequate coverage.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

        The Predecessor qualified as a real estate investment trust pursuant to the requirements contained in Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Predecessor for 2009, and the Successor for 2010, met their distribution requirements to its common stockholders as provided for in Section 857 of the Code wherein a dividend declared in October, November or December but paid in January of the following year will be considered a prior year dividend for all purposes of the Internal Revenue Code (Notes 1 and 7). For 2010, the Predecessor will meet its distribution requirement through a combination of a consent dividend under Section 565 and a distribution under Section 857. The Successor will elect to be taxed as a REIT commencing with the taxable year beginning July 1, 2010, its date of incorporation. Both the Predecessor and the Successor intend to maintain REIT status, and therefore our operations will not be subject to Federal tax on its real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2010, 2009 and 2008 has been presented in Note 7.

        GGP believes that it is a domestically controlled qualified investment entity as defined by the Internal Revenue Code. However, because its shares are publicly traded, no assurance can be given that the Company is or will continue to be a domestically controlled qualified investment entity.

Available Information

        Our Internet website address is www.ggp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Interactive Data Files, Current Reports on Form 8-K and amendments to those reports are available and may be accessed free of charge through the Investment section of our Internet website under the Shareholder Info subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Our Internet website and included or linked information on the website are not intended to be incorporated into this Annual Report. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at http://www.sec.gov.

        As a result of Old GGP's Chapter 11 filing, we were required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by Chapter 11 or the U.S. Trustee, as well as certain financial information on an unconsolidated basis. Such materials were prepared in accordance with the requirements of Chapter 11 or the U.S. Trustee. While we believe that these documents and reports provided then-current information required under Chapter 11, they were prepared only for the Debtors and, hence, certain operational entities were excluded. In addition, they were prepared in a format different from that used in this Annual Report and other reports filed with the SEC and there had not been any association of our independent registered public accounting firm with such information. Accordingly, we believe that the substance and format of our bankruptcy related filed reports do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court were not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

ITEM 1A.    RISK FACTORS

Business Risks

Regional and local economic conditions may adversely affect our business

        Our real property investments are influenced by the regional and local economy, which may be negatively impacted by plant closings, industry slowdowns, increased unemployment, lack of availability of consumer credit, increased levels of consumer debt, poor housing market conditions, adverse weather conditions, natural disasters and other factors. Similarly, local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the supply and creditworthiness of current and prospective tenants may affect the ability of our properties to generate significant revenue.

Economic conditions, especially in the retail sector, may have an adverse effect on our revenues and available cash

        Unemployment, weak income growth, tight credit and the need to pay down existing obligations may negatively impact consumer spending. Given these economic conditions, we believe there is a risk that the sales at stores operating in our malls may be adversely affected. This may hinder our ability to implement our strategies and may have an unfavorable effect on our operations and our ability to attract new tenants.

We may be unable to lease or re-lease space in our properties on favorable terms or at all

        Our results of operations depend on our ability to continue to strategically lease space in our properties, including re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. Because approximately eight to nine percent of our total leases expire annually, we are continually focused on our ability to lease properties and collect rents from tenants. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases. If the sales at certain stores operating in our regional malls do not improve sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our tenants' sales do not improve, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. In addition, some of our leases are fixed-rate leases, and we may not be able to collect rent sufficient to meet our costs. Because substantially all of our income is derived from rentals of real property, our income and available cash would be adversely affected if a significant number of tenants are unable to meet their obligations.

The bankruptcy or store closures of national tenants, which are tenants with chains of stores in many of our properties, may adversely affect our revenues

        Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant, and in recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. As a result, the bankruptcy or closure of a national tenant may adversely affect our revenues.

Certain co-tenancy provisions in our lease agreements may result in reduced rent payments, which may adversely affect our operations and occupancy

        Many of our lease agreements include a co-tenancy provision which allows the tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels. Therefore, if occupancy or tenancy falls below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced and may limit our ability to attract new tenants.

It may be difficult to sell real estate quickly, and transfer restrictions apply to some of our properties

        Equity real estate investments are relatively illiquid, which may limit our ability to strategically change our portfolio promptly in response to changes in economic or other conditions. In addition, significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If income from a property declines while the related expenses do not decline, our income and cash available to us would be adversely affected. If it becomes necessary or desirable for us to dispose of one or more of our mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available to us.

Our business is dependent on perceptions by retailers and shoppers of the convenience and attractiveness of our retail properties, and our inability to maintain a positive perception may adversely affect our revenues

        We are dependent on perceptions by retailers or shoppers of the safety, convenience and attractiveness of our retail properties. If retailers and shoppers perceive competing retail properties and other retailing options such as the internet to be more convenient or of a higher quality, our revenues may be adversely affected.

We redevelop and expand properties, and this activity is subject to risks due to various economic factors that are beyond our control

        Capital investment to expand or redevelop our properties will be an ongoing part of our strategy going forward. In connection with such projects, we will be subject to various risks, including the following:

  •
  we may not have sufficient capital to proceed with planned redevelopment or expansion activities;

  •
  we may abandon redevelopment or expansion activities already under way, which may result in additional cost recognition;

  •
  construction costs of a project may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable;

  •
  we may not be able to obtain zoning, occupancy or other required governmental permits and authorizations;

  •
  occupancy rates and rents at a completed project may not meet projections and, therefore, the project may not be profitable; and

  •
  we may not be able to obtain anchor store, mortgage lender and property partner approvals, if applicable, for expansion or redevelopment activities.

        If redevelopment, expansion or reinvestment projects are unsuccessful, our investments in those projects may not be fully recoverable from future operations or sales.

We are in a competitive business

        There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from retailers at other regional malls, outlet malls and other discount shopping centers, discount shopping clubs, catalog companies, and through internet sales and telemarketing. Competition of these types could adversely affect our revenues and cash flows.

        We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include REITs, investment banking firms and private institutional investors.

        Our ability to realize our strategies and capitalize on our competitive strengths are dependent on our ability to effectively operate a large portfolio of high quality malls, maintain good relationships with our tenants and consumers, and remain well-capitalized, and our failure to do any of the foregoing could affect our ability to compete effectively in the markets in which we operate.

Some of our properties are subject to potential natural or other disasters

        A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, earthquakes and oil spills. For example, our properties in the Gulf of Mexico region could suffer economically from reduced tourism as result of the oil spill in 2010. In addition, certain of our properties are located in California or in other areas with higher risk of earthquakes. Furthermore, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels.

Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations

        Future terrorist attacks in the United States or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

We may incur costs to comply with environmental laws

        Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell, lease or borrow with respect to the real estate. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments, and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership, operation and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

        Our properties have been subjected to varying degrees of environmental assessment at various times. However, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

Some potential losses are not insured

        We carry comprehensive liability, fire, flood, earthquake, terrorism, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Inflation may adversely affect our financial condition and results of operations

        Should inflation increase in the future, we may experience decreasing tenant sales which may result in lower revenues. However, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation as discussed in Item 7 below, which discussion is incorporated by reference here.

        Inflation also poses a risk to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt. In certain cases, we have previously limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow us to replace variable-rate debt with fixed-rate debt in order to achieve our desired ratio of variable-rate to fixed rate date. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new debt will also continue to increase.

        Inflation also poses a potential risk to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt as well as result in higher interest rates on new fixed-rate debt.

Organizational Risks

We are a holding company with no operations of our own and will depend on our subsidiaries for cash

        Our operations are conducted almost entirely through our subsidiaries. Our ability to make dividends or distributions in connection with being a REIT is highly dependent on the earnings of and the receipt of funds from our subsidiaries through dividends or distributions, and our ability to generate cash to meet our debt service obligations is further limited by our subsidiaries' ability to make such dividends, distributions or intercompany loans. Our subsidiaries' ability to pay any dividends or distributions to us are limited by their obligations to satisfy their own obligations to their creditors and preferred stockholders before making any dividends or distributions to us. In addition, Delaware law imposes requirements that may restrict our ability to pay dividends to holders of our common stock.

We share control of some of our properties with other investors and may have conflicts of interest with those investors

        While we generally make all operating decisions for the Unconsolidated Properties, we are required to make other decisions with the other investors who have interests in the relevant property or properties. For example, the approval of certain of the other investors is required with respect to operating budgets and refinancing, encumbering, expanding or selling any of these properties, as well as to bankruptcy decisions related to the Unconsolidated Properties and related joint ventures. Also, the assets of Unconsolidated Properties may be used as collateral to secure loans of our joint venture partners, and the indemnity we may be entitled to from our joint venture partners could be worth less than the value of those assets. We might not have the same interests as the other investors in relation to these transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

        In addition, various restrictive provisions and rights apply to sales or transfers of interests in our jointly owned properties. As such, we might be required to make decisions about buying or selling interests in a property or properties at a time that is not desirable.

Bankruptcy of our joint venture partners could impose delays and costs on us with respect to the jointly owned retail properties

        The bankruptcy of one of the other investors in any of our jointly owned shopping malls could materially and adversely affect the relevant property or properties. Pursuant to the Bankruptcy Code, we would be precluded from taking some actions affecting the estate of the other investor without prior court approval which would, in most cases, entail prior notice to other parties and a hearing. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than would otherwise be required.

We are impacted by tax-related obligations to some of our partners

        We own certain properties through partnerships which have arrangements in place that protect the deferred tax situation of our existing third party limited partners. Violation of these arrangements could impose costs on us. As a result, we may be restricted with respect to decisions such as financing, encumbering, expanding or selling these properties.

        Several of our joint venture partners are tax-exempt. As such, they are taxable to the extent of their share of unrelated business taxable income generated from these jointly owned properties. As the manager of these joint ventures, we have obligations to avoid the creation of unrelated business taxable income at these properties. As a result, we may be restricted with respect to decisions related to the financing of and revenue generation from these properties.

We may not be able to maintain our status as a REIT

        We have agreed to elect to be treated as a REIT in connection with the filing of our tax return for 2010, subject to our ability to meet the requirements of a REIT at the time of election. Such election, with respect to the Successor, would be retroactive to July 1, 2010. It is possible that we may not meet the conditions for qualification as a REIT at the time of such election. In addition, once an entity is qualified as a REIT, the Internal Revenue Code (the "Code") generally requires that such entity pay tax on or distribute 100% of its capital gains and distribute its ordinary taxable income to shareholders. To avoid current entity level U.S. federal income taxes, we expect to distribute 100% of our capital gains and ordinary income to shareholders annually. For 2010 we made 90% of this distribution in common stock and 10% in cash. In 2011, we expect to implement a recently adopted dividend reinvestment plan in which all stockholders would be entitled to participate. The Plan Sponsors and the Blackstone Investors have agreed (subject to tax, applicable regulatory and other legal requirements), that for 2011 and 2012 they would elect to participate in the dividend reinvestment plan and have dividends paid on the shares that they hold largely reinvested in shares of our common stock. As a result, we would be able to pay a larger proportion of cash dividends to other stockholders who elect to receive cash in 2011 and 2012. However, there can be no assurances that we will not determine to instead pay dividends in a combination of cash and shares of our common stock.

        If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to shareholders in computing our taxable income and federal income tax. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in our loss of REIT status. If we lose our REIT status, corporate level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for four subsequent taxable years.

An ownership limit, certain anti-takeover defenses and applicable law may hinder any attempt to acquire us

        Our amended and restated certificate of incorporation and amended and restated bylaws contain the following limitations.

        The ownership limit.    Generally, for us to qualify as a REIT under the Code for a taxable year, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer "individuals" at any time during the last half of such taxable year. Our charter provides that no one individual may own more than 9.9% of the outstanding shares of capital stock unless our board of directors provides a waiver from the ownership restrictions, which the Investment Agreements contemplate subject to the applicable Plan Sponsor making certain representations and covenants. The Code defines "individuals" for purposes of the requirement described above to include some types of entities. However, our certificate of incorporation also permits us to exempt a person from the ownership limit described therein upon the satisfaction of certain conditions which are described in our certificate of incorporation.

        Selected provisions of our charter documents.    Our charter authorizes the board of directors:

  •
  to cause us to issue additional authorized but unissued shares of common stock or preferred stock;

  •
  to classify or reclassify, in one or more series, any unissued preferred stock; and

  •
  to set the preferences, rights and other terms of any classified or reclassified stock that we issue.

        Selected provisions of our bylaws.    Our amended and restated bylaws contain the following limitations:

  •
  the inability of stockholders to act by written consent;

  •
  restrictions on the ability of stockholders to call a special meeting without 15% or more of the voting power of the issued and outstanding shares entitled to vote generally in the election of directors; and

  •
  rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings.

        Selected provisions of Delaware law.    We are a Delaware corporation, and Section 203 of the Delaware General Corporation Law applies to us. In general, Section 203 prevents an "interested stockholder" (as defined below), from engaging in a "business combination" (as defined in the statute) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

  •
  before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;

  •
  upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of our company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; and

  •
  following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock not owned by the interested stockholder.

        The statute defines "interested stockholder" as any person that is the owner of 15% or more of our outstanding voting stock or is an affiliate or associate of us and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination.

        Each item discussed above may delay, deter or prevent a change in control of our company, even if a proposed transaction is at a premium over the then current market price for our common stock. Further, these provisions may apply in instances where some stockholders consider a transaction beneficial to them. As a result, our stock price may be negatively affected by these provisions.

We are currently involved in an SEC inquiry

        In July 2010, we received notice that, pursuant to an April 21, 2010 order, the SEC is conducting a formal, non-public investigation into possible violations of proscriptions on insider trading under the federal securities laws by certain current and former officers and directors. The formal investigation is the continuation of an informal inquiry which the SEC initiated in October 2008. We intend to continue to cooperate fully with the SEC with respect to the investigation. While we cannot predict the outcome of this investigation with certainty, based on the information currently available to us, we believe that the outcome of the investigation will not have a material adverse effect on our financial condition or results of operations.

Bankruptcy Risks

We may be subject to litigation as a result of the Plan

        We cannot assure you that our stakeholders will not contest the Plan through litigation following our emergence from bankruptcy. Also, as is typical in bankruptcy cases like ours, the final resolution of all claims against the TopCo Debtors has extended beyond the Effective Date and the ultimate resolution of such claims may be different from the treatment we have assumed for purposes of the preparation of our consolidated financial statements or the unaudited pro forma condensed consolidated financial information included in this Annual Report. An unfavorable resolution of any such claim could have a material adverse effect on us.

Because our financial statements reflect adjustments related to the acquisition method of accounting upon our emergence from bankruptcy, information reflecting our results of operations and financial condition will not be comparable to prior periods

        Acquisition accounting was triggered as a result of the structure of the Plan Sponsors' investments, as set forth in the Plan. Following our emergence from bankruptcy, it will be difficult to compare certain information reflecting our results of operations and financial condition to those for historical periods prior to emergence from bankruptcy. Accordingly, we have presented certain pro forma income statement information to reflect the disposition of the HHC assets, the consummation of the Plan (including the Investment Agreements) and the application of the acquisition method of accounting (Note 3), as reflected in Note 16. The actual results of operations for periods subsequent to the Effective Date may vary from what is suggested by the estimated pro forma amounts, and may be material.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court

        The Disclosure Statement, which the TopCo Debtors were required to prepare in connection with the Plan, contained projected financial information and estimates of value that demonstrated the feasibility of the Plan and the TopCo Debtors' ability to continue operations upon their emergence from proceedings under the Bankruptcy Code. The information in the Disclosure Statement was prepared for the limited purpose of furnishing recipients of such Disclosure Statement with adequate information to make an informed judgment regarding acceptance of the Plan and was not prepared for the purpose of providing the basis for an investment decision relating to any of our securities. The projections and estimates of value, as well as the Disclosure Statement, are expressly excluded from this Annual Report and should not be relied upon in any way or manner and should not be regarded for the purpose of this report as representations or warranties by us or any other person, as to the accuracy of such information or that any such projections or valuations will be realized. Those projections and estimates of value have not been, and will not be, updated on an ongoing basis, and they were not audited or reviewed by independent accountants. They reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were, and remain, beyond our control. Projections and estimates of value are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections and/or valuation estimates may be wrong in any material respect. Actual results may vary and may continue to vary significantly from those contemplated by the projections and/or valuation estimates. As a result, you should not rely on those projections and/or valuation estimates.

We cannot be certain that the Chapter 11 Cases will not adversely affect our operations going forward. Our bankruptcy may have affected our relationship with key employees, tenants, consumers, suppliers and communities, and our future success depends on our ability to maintain these relationships

        Although we emerged from bankruptcy upon consummation of the Plan, we cannot assure you that our having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from and maintain relationships with tenants, consumers, suppliers and communities. The failure to obtain such favorable terms and maintain such relationships could adversely affect our financial performance and our ability to realize our strategy.

There is a risk of investor influence over our company that may be adverse to our best interests and those of our other shareholders

        After the Clawback, the Plan Sponsors, Blackstone and Texas Teachers still own, in the aggregate, a majority of the shares of our common stock (excluding shares issuable upon the exercise of Permanent Warrants) and after giving effect to the exercise of the Permanent Warrants, representing 123,144,000 shares, or the election to receive future dividends in the form of common stock, would further increase their ownership.

        Although the Plan Sponsors have entered into standstill agreements to limit their influence, the concentration of ownership of our outstanding equity in the Plan Sponsors may make some transactions more difficult or impossible without the support of the Plan Sponsors, or more likely with the support of the Plan Sponsors. The interests of any of the Plan Sponsors, any other substantial stockholder or any of their respective affiliates could conflict with or differ from our interests or the interests of the holders of our common stock. For example, the concentration of ownership held by the Plan Sponsors could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us and the other stockholders. A Plan Sponsor, substantial stockholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. We cannot assure you that the standstill agreements can fully protect against these risks.

        As long as the Plan Sponsors and any other substantial stockholder own, directly or indirectly, a substantial portion of our outstanding shares, subject to the terms of the standstill agreements and were they to act in a coordinated manner, they would be able to exert significant influence over us, including:

  •
  the composition of our board of directors, including the right of Brookfield Investor and Pershing Square to designate directors under the Investment Agreements, and, through it, any determination with respect to our business;

  •
  direction and policies, including the appointment and removal of officers;

  •
  the determination of incentive compensation, which may affect our ability to retain key employees;

  •
  any determinations with respect to mergers or other business combinations;

  •
  our acquisition or disposition of assets;

  •
  our financing decisions and our capital raising activities;

  •
  the payment of dividends;

  •
  conduct in regulatory and legal proceedings; and

  •
  amendments to our certificate of incorporation.

Our new directors and officers may change our current long-range plan

        On the Effective Date, the composition of our board of directors changed significantly. Our executive officers also changed significantly following the Effective Date. The new board of directors and management team may make material changes to our business, operations and long-range plans described in this annual report. It is impossible to predict what these changes will be and the impact they will have on our future results of operations and the price of our common stock.

Some of our directors are involved in other businesses including, without limitation, real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us and our board of directors has adopted resolutions renouncing any interest or expectation in any such business opportunities. In addition, our relationship agreement with Brookfield Asset Management Inc. contains significant exclusions from Brookfield's obligation to present opportunities to us

        Certain of our directors have and may in the future have interests in other real estate business activities, and may have control or influence over these activities or may serve as investment advisors, directors or officers. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our board of directors has adopted resolutions applicable to our directors that expressly provide, as permitted by Section 122(17) of the DGCL, that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to or in competition with our businesses. Accordingly, we have, and investors in our common stock should have, no expectation that we will be able to learn of or participate in such opportunities. Additionally, the relationship agreement with Brookfield Asset Management, Inc. contains significant exclusions from Brookfield Asset Management Inc.'s obligations to present opportunities to us.

Liquidity Risks

Our indebtedness could adversely affect our financial health and operating flexibility

        Excluding the Special Consideration Properties, as of December 31, 2010, we have approximately $20.72 billion aggregate principal amount of indebtedness outstanding, including approximately $2.67 billion of our share of unconsolidated debt. Our indebtedness may have important consequences to us and the value of our common stock, including:

  •
  limiting our ability to borrow significant additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes;

  •
  limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a portion of these funds to service debt;

  •
  increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given the portion of our indebtedness which bears interest at variable rates;

  •
  limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation; and

  •
  giving secured lenders the ability to foreclose on our assets.

Our debt contains restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions or operate our business

        The terms of certain of our debt will require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest coverage and net worth, or to satisfy similar tests as a precondition to incurring additional debt. On the Effective Date, we entered into a new $300.0 million (which we recently amended to provide for loans up to approximately $720 million) revolving credit facility containing similar covenants and restrictions. In addition, certain of our indebtedness that was reinstated in connection with the Plan contains restrictions. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

  •
  incur indebtedness;

  •
  create liens on assets;

  •
  sell assets;

  •
  manage our cash flows;

  •
  transfer assets to other subsidiaries;

  •
  make capital expenditures;

  •
  engage in mergers and acquisitions; and

  •
  make distributions to equity holders, including holders of our common stock.

        Further, our ability to incur debt under the indentures governing the Rouse notes which are expected to remain outstanding through November 2015 (the latest maturity of the three series of reinstated Rouse notes or the replacement Rouse notes), is determined by the calculation of several covenant tests, including ratios of secured debt to gross assets and total debt to gross assets. We expect that Rouse and its subsidiaries may need to refinance project-level debt prior to 2015, and our ability to refinance such debt may be limited by these ratios which are calculated on an incurrence basis, and any potential non-compliance with the covenants may result in Rouse seeking other sources of capital, including investments from us, or may result in a default on the reinstated Rouse notes.

        In addition, our refinanced debt contains certain terms which include restrictive operational and financial covenants, restrictions on the distribution of cash flows from properties serving as collateral for the debt and, in certain instances, higher interest rates. These fees and cash flow restrictions may affect our ability to fund our on-going operations from our operating cash flows and we may be limited in our operating and financial flexibility and, thus, may be limited in our ability to respond to changes in our business or competitive activities.

We may not be able to refinance, extend or repay our portion of indebtedness of our Unconsolidated Properties

        As of December 31, 2010, our share of indebtedness secured by our Unconsolidated Properties was approximately $2.67 billion. We cannot assure you that our Unconsolidated Real Estate Affiliates will be able to support, extend, refinance or repay their debt on acceptable terms or otherwise. If we or our joint venture partners cannot service this debt, the joint venture may have to deed property back to the applicable lenders. There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans. The ability to refinance this debt is negatively affected by the current condition of the credit markets, which have significantly reduced the capacity levels of commercial lending. The ability to successfully refinance or extend this debt may also be negatively affected by our previous bankruptcy proceedings and the restructuring of the TopCo Debtors' debt, as well as the real or perceived decline in the value of our Unconsolidated Properties based on general and retail economic conditions.

We may not be able to raise capital through the sale of properties, including the strategic sale of non-core assets at prices we believe are appropriate

        We desire to opportunistically sell non-core assets, such as stand-alone office buildings, community shopping centers and certain regional malls. Our ability to sell our properties to raise capital may be limited. The retail economic climate negatively affects the value of our properties and therefore reduces our ability to sell these properties on acceptable terms. Our ability to sell our properties could be affected by the availability of credit, which could increase the cost and difficulty for potential purchasers to acquire financing, as well as by the illiquid nature of real estate. For example, as part of our strategy to further delever our balance sheet in order to build liquidity and optimize our portfolio, we plan to reposition certain of our underperforming properties. If we cannot reposition these properties on terms that are acceptable to us, we may not be able to delever and realize our strategy of building liquidity and optimizing our portfolio. See "—Business Risks" for a further discussion of the effects of the retail economic climate on our properties, as well as the illiquid nature of our investments in our properties.

Old GGP's stock price historically has been, and the trading prices of shares of our common stock are likely to be, volatile

        The price of our common stock on the NYSE constantly changes and has been subject to significant price fluctuations and such volatility may continue into 2011. Factors impacting stock price may include:

  •
  Our obligations that remain after our emergence from bankruptcy;

  •
  actual or anticipated variations in our operating results;

  •
  changes in our funds from operations or earnings estimates;

  •
  the success of our real estate redevelopment and expansion strategy;

  •
  our ability to comply with the financial covenants in our debt agreements and the impact of restrictive covenants in our debt agreements;

  •
  our access to financing;

  •
  changes in market valuations of similar companies;

  •
  speculation in the press or investment community; and

  •
  the realization of any of the other risk factors included in this Annual Report.

        In addition, the market in general has recently experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock.

Risks related to the Distribution of HHC

If the distribution of HHC does not qualify as a tax-free distribution under Section 355 of the Code, then we may be required to pay substantial U.S. Federal Income Taxes

        We received a private letter ruling from the Internal Revenue Service (the "IRS") with respect to the tax effect of the transactions transferring assets from Old GGP and its subsidiaries to HHC and to the effect that the distribution to Old GGP's shareholders of HHC would qualify as tax-free to Old GGP and its subsidiaries for U.S. federal income tax purposes (the "IRS Ruling"). A private letter ruling from the IRS is generally binding on the IRS. Such IRS Ruling did not rule that the distribution satisfies every requirement for a tax-free spin-off, and the parties will rely solely on the advice of counsel for comfort that such additional requirements are satisfied.

        The IRS Ruling is based on, among other things, certain representations and assumptions as to factual matters made by Old GGP. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS Ruling. In addition, the IRS Ruling is based on current law, and cannot be relied upon if current law changes with retroactive effect. Old GGP also entered into a tax matters agreement with HHC, pursuant to which, among other things, Old GGP may be held liable for costs incurred as a result of the unavailability of the IRS Ruling if Old GGP caused such invalidity. If HHC caused such invalidity, HHC could be liable for such costs. If the cause for the invalidity cannot be determined or was not caused by a single party, then Old GGP and HHC will share such liability. We have assumed such Old GGP obligations as of the Effective Date.

We have indemnified HHC for certain tax liabilities

        Pursuant to the Investment Agreements, we have indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to certain taxes related to sales in Old GGP's Master Planned Communities segment prior to March 31, 2010, in an amount up to $303,750,000 (the "Indemnity Cap") as reflected in our consolidated financial statements as of December 31, 2010. Under certain circumstances, the Successor has also agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of $303,750,000. In addition, if HHC is obligated to pay MPC Taxes (as defined in the Investment Agreements) within 36 months after the Effective Date and GGP is not then obligated to indemnify HHC as a consequence of the Indemnity Cap, then solely with respect to such payments, we shall make such payments and enter into a promissory note with HHC.

We may not obtain benefits from or be adversely affected by the distribution of HHC, and the distribution of HHC may occupy a substantial amount of management's time

        GGP may not achieve some or all of the expected benefits of the distribution of HHC, or may not achieve them in a timely fashion. Following the distribution, our operational and financial profile changed as a result of the separation of HHC's assets from our other businesses. As a result, our diversification of revenue sources has diminished. Some of the assets distributed to HHC may also compete directly with our properties. In addition, GGP entered into a transition services agreement with HHC, pursuant to which members of GGP's management team will assist with transition services for HHC. In addition to possible disputes, these obligations may occupy a substantial amount of our management's time. It is also possible that the separation of GGP and HHC may result in disputes regarding the terms of such separation and/ or future performance pursuant to agreements entered into in order to effectuate the separation.

FORWARD-LOOKING INFORMATION

        We may make forward-looking statements in this Annual Report and in other reports which we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

        Forward-looking statements include:

  •
  Descriptions of plans or objectives of our management for, debt repayment or restructuring, modification, extension; strategic alternatives, including capital raises and asset sales; and future operations

  •
  Projections of our revenues, income, earnings per share, Funds From Operations ("FFO"), NOI, capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

  •
  Forecasts of our future economic performance

  •
  Descriptions of assumptions underlying or relating to any of the foregoing

        In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

  •
  Our ability to achieve cost savings, and renew and enter into leases on favorable terms

  •
  Our ability to reduce our debt or other liquidity goals within our expected time frame or at all

  •
  Recovery of the global economy, and our expectation that improvements in economic factors will drive improvements in our business

  •
  Our properties being located in favorable market areas with potential for future growth

  •
  Our ability to attract quality tenants and improve our occupancy cost, recovery revenue and occupancy rate

  •
  The redevelopment of our properties and expectations about current projects underway at our properties

        Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" or similar expressions. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include but are not limited to:

  •
  economic conditions, especially in the retail sector, which may have an adverse affect on our revenues and available cash, including our ability to lease and collect rent, bankruptcy or store closures of tenants, department store productivity, co-tenancy provisions and ability to attract new tenants;

  •
  our inability to buy and sell real estate quickly;

  •
  the fact that we invest primarily in regional malls and other properties, which are subject to a number of significant risks which are beyond our control;

  •
  risks associated with the redevelopment and expansion of properties;

  •
  New GGP's lack of an operating history of its own and dependence on its subsidiaries for cash;

  •
  New GGP's inability to qualify as a REIT or maintain its status of a REIT;

  •
  an attempt to acquire us may be hindered by an ownership limit, certain anti-takeover defenses and applicable law;

  •
  the possibility of significant variations from the projections filed in Bankruptcy Court and our actual financial results;

  •
  the effect of the bankruptcy on our operations;

  •
  the possibility of the Plan Sponsors and other significant stockholders having substantial control of our company, whose interests may be adverse to ours or yours;

  •
  our new directors and officers may change our current long-range plans;

  •
  our new directors may be involved or have interests in other businesses, including, without limitation, real estate activities and investments;

  •
  our indebtedness; and

  •
  the other risks described in "Item 1A Risk Factors" and other risks described from time to time in periodic and current reports that we file with the SEC.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our investment in real estate as of December 31, 2010 consisted of our interests in the properties in our Retail and Other segment. We generally own the land underlying properties, however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Information regarding encumbrances on our properties is included in Schedule III of this Annual Report.

        The following sets forth certain information regarding our retail properties as of December 31, 2010. These tables do not reflect subsequent activity in 2011:

CONSOLIDATED RETAIL PROPERTIES

Property Count	Property Name	Location (1)	Total GLA	Mall and Freestanding GLA	Anchors
1	Ala Moana Center(2)	Honolulu, HI	2,369,098	965,378	Macy's, Neiman Marcus, Sears, Nordstrom
2	Anaheim Crossing(2)(3)	Anaheim, CA	92,170	92,170	—
3	Animas Valley Mall	Farmington, NM	462,825	274,008	Dillard's, JCPenney, Sears
4	Apache Mall(2)	Rochester, MN	752,859	269,867	Herberger's, JCPenney, Macy's, Sears
5	Arizona Center	Phoenix, AZ	1,054,904	165,479	—
6	Augusta Mall(2)	Augusta, GA	1,087,735	490,512	Dillard's, JCPenney, Macy's, Sears
7	Austin Bluffs Plaza	Colorado Springs, CO	109,402	109,402	—
8	Bailey Hills Village	Eugene, OR	11,907	11,907	—
9	Baskin Robbins	Idaho Falls, ID	1,814	1,814	—
10	Baybrook Mall	Friendswood (Houston), TX	1,242,807	423,970	Dillard's, JCPenney, Macy's, Sears
11	Bayshore Mall(2)	Eureka, CA	612,998	392,740	Kohl's, Sears
12	Bayside Marketplace(2)	Miami, FL	218,056	218,056	—
13	Beachwood Place	Beachwood, OH	913,790	334,210	Dillard's, Nordstrom, Saks Fifth Avenue
14	Bellis Fair	Bellingham (Seattle), WA	773,711	335,387	JCPenney, Kohl's, Macy's, Macy's Home Store, Sears, Target
15	Birchwood Mall	Port Huron (Detroit), MI	725,047	298,913	JCPenney, Macy's, Sears, Target, Younkers
16	Boise Plaza(3)	Boise, ID	114,404	114,404	—
17	Boise Towne Square	Boise, ID	1,211,527	421,580	Dillard's, JCPenney, Macy's, Sears, Kohl's
18	Brass Mill Center	Waterbury, CT	1,180,769	396,874	Burlington Coat Factory, JCPenney, Macy's, Sears
19	Burlington Town Center(2)	Burlington, VT	354,410	153,040	Macy's
20	Cache Valley Mall	Logan, UT	497,535	170,747	Dillard's, Dillard's Men's & Home, JCPenney
21	Canyon Point Village Center	Las Vegas, NV	57,229	57,229	—
22	Capital Mall	Jefferson City, MO	550,343	317,266	Dillard's, JCPenney, Sears
23	Center Point Plaza 4	Las Vegas, NV	144,635	144,635	—
24	Chula Vista Center(2)	Chula Vista (San Diego), CA	874,299	320,199	Burlington Coat Factory, JCPenney, Macy's, Sears
25	Coastland Center(2)	Naples, FL	923,486	333,096	Dillard's, JCPenney, Macy's, Sears
26	Collin Creek	Plano, TX	1,118,054	425,803	Dillard's, JCPenney, Macy's, Sears
27	Colony Square Mall	Zanesville, OH	492,025	284,147	Elder-Beerman, JCPenney, Sears
28	Columbia Bank Drive Thru	Towson (Baltimore), MD	17,000	17,000	—
29	Columbia Mall	Columbia, MO	735,789	314,729	Dillard's, JCPenney, Sears, Target
30	Columbiana Centre	Columbia, SC	826,112	267,135	Belk, Dillard's, JCPenney, Sears
31	Coral Ridge Mall	Coralville (Iowa City), IA	1,075,895	524,730	Dillard's, JCPenney, Sears, Target, Younkers
32	Coronado Center(2)	Albuquerque, NM	1,152,630	406,605	JCPenney, Kohl's, Macy's, Sears, Target
33	Crossroads Center	St. Cloud, MN	890,815	367,373	JCPenney, Macy's, Sears, Target
34	Cumberland Mall	Atlanta, GA	1,037,484	389,500	Costco, Macy's, Sears
35	Deerbrook Mall	Humble (Houston), TX	1,191,713	494,694	Dillard's, JCPenney, Macy's, Sears
36	Eastridge Mall	Casper, WY	575,340	285,544	JCPenney, Macy's, Sears, Target
37	Eastridge Mall	San Jose, CA	1,308,852	636,591	JCPenney, Macy's, Sears

Property Count	Property Name	Location (1)	Total GLA	Mall and Freestanding GLA	Anchors
38	Eden Prairie Center	Eden Prairie (Minneapolis), MN	1,135,549	404,046	Kohl's, Sears, Target, Von Maur, JCPenney
39	Fallbrook Center	West Hills (Los Angeles), CA	876,426	876,426	—
40	Faneuil Hall Marketplace(2)	Boston, MA	347,822	191,396	—
41	Fashion Place(2)	Murray, UT	984,920	354,801	Dillard's, Nordstrom, Sears
42	Fashion Show(2)	Las Vegas, NV	1,882,996	656,382	Bloomingdale's Home, Dillard's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue
43	Foothills Mall	Fort Collins, CO	623,850	283,753	Macy's, Sears
44	Fort Union(2)	Midvale (Salt Lake City), UT	32,968	32,968	—
45	Four Seasons Town Centre	Greensboro, NC	1,115,018	473,002	Belk, Dillard's, JCPenney
46	Fox River Mall	Appleton, WI	1,213,668	618,754	JCPenney, Macy's, Sears
47	Fremont Plaza(2)	Las Vegas, NV	115,895	115,895	—
48	Gateway Crossing Shopping Center	Ogden (Salt Lake City), UT	177,526	177,526	—
49	Gateway Mall	Springfield, OR	819,227	487,559	Kohl's, Sears, Target
50	Glenbrook Square	Fort Wayne, IN	1,228,260	573,390	JCPenney, Macy's, Sears
51	Governor's Square(2)	Tallahassee, FL	1,021,726	330,121	Dillard's, JCPenney, Macy's, Sears
52	Grand Teton Mall	Idaho Falls, ID	628,905	211,706	Dillard's, JCPenney, Macy's, Sears
53	Greenwood Mall	Bowling Green, KY	844,784	415,731	Dillard's, JCPenney, Macy's, Sears
54	Harborplace(2)	Baltimore, MD	160,262	160,262	—
55	Hulen Mall	Ft. Worth, TX	948,016	351,446	Dillard's, Macy's, Sears
56	Jordan Creek Town Center	West Des Moines, IA	1,331,180	721,066	Dillard's, Younkers
57	Knollwood Mall	St. Louis Park (Minneapolis), MN	462,449	381,765	Kohl's
58	Lake Mead & Buffalo 4	Las Vegas, NV	150,948	150,948	—
59	Lakeland Square	Lakeland (Orlando), FL	884,099	274,061	Burlington Coat Factory, Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Sears
60	Lakeside Mall	Sterling Heights, MI	1,518,530	497,812	JCPenney, Lord & Taylor, Macy's, Macy's Mens & Home, Sears
61	Lansing Mall(2)	Lansing, MI	834,927	443,757	JCPenney, Macy's, Younkers
62	Lincolnshire Commons	Lincolnshire (Chicago), IL	122,232	122,232	—
63	Lockport Mall	Lockport, NY	90,734	90,734	—
64	Lynnhaven Mall	Virginia Beach, VA	1,287,571	636,179	Dillard's, JCPenney, Macy's
65	Mall at Sierra Vista	Sierra Vista, AZ	365,853	169,361	Dillard's, Sears
66	Mall Of Louisiana	Baton Rouge, LA	1,554,932	578,650	Dillard's, JCPenney, Macy's, Sears
67	Mall Of The Bluffs	Council Bluffs (Omaha, NE), IA	701,355	375,133	Dillard's, Sears
68	Mall St. Matthews	Louisville, KY	1,086,518	459,939	Dillard's, Dillard's Men's & Home, JCPenney
69	Market Place Shopping Center	Champaign, IL	1,044,462	508,716	Bergner's, JCPenney, Macy's, Sears
70	Mayfair	Wauwatosa (Milwaukee), WI	1,517,511	615,612	Boston Store, Macy's
71	Meadows Mall	Las Vegas, NV	945,178	308,325	Dillard's, JCPenney, Macy's, Sears
72	Mondawmin Mall	Baltimore, MD	435,167	369,850	—
73	Newgate Mall	Ogden (Salt Lake City), UT	724,873	378,993	Dillard's, Sears
74	Newpark Mall(2)	Newark (San Francisco), CA	1,114,322	373,448	JCPenney, Macy's, Sears, Target, Burlington Coat Factory
75	North Plains Mall	Clovis, NM	303,188	109,107	Beall's, Dillard's, JCPenney, Sears
76	North Point Mall	Alpharetta (Atlanta), GA	1,375,008	408,721	Dillard's, JCPenney, Macy's, Sears
77	North Star Mall	San Antonio, TX	1,243,463	514,141	Dillard's, Macy's, Saks Fifth Avenue, JCPenney
78	Northridge Fashion Center	Northridge (Los Angeles), CA	1,479,470	609,658	JCPenney, Macy's, Sears
79	Northtown Mall	Spokane, WA	1,042,959	489,708	JCPenney, Kohl's, Macy's, Sears
80	Oak View Mall	Omaha, NE	863,766	259,506	Dillard's, JCPenney, Sears, Younkers
81	Oakwood Center	Gretna, LA	758,175	240,781	Dillard's, JCPenney, Sears
82	Oakwood Mall	Eau Claire, WI	812,588	397,744	JCPenney, Macy's, Sears, Younkers

Property Count	Property Name	Location (1)	Total GLA	Mall and Freestanding GLA	Anchors
83	Oglethorpe Mall	Savannah, GA	943,694	407,110	Belk, JCPenney, Macy's, Sears
84	Orem Plaza Center Street	Orem, UT	90,218	90,218	—
85	Orem Plaza State Street	Orem, UT	27,240	27,240	—
86	Owings Mills Mall	Owings Mills, MD	1,405,358	438,017	JCPenney, Macy's
87	Oxmoor Center(2)	Louisville, KY	924,432	357,222	Macy's, Sears, Von Maur
88	Paramus Park	Paramus, NJ	766,274	307,217	Macy's, Sears
89	Park City Center	Lancaster (Philadelphia), PA	1,441,940	542,043	Bon Ton, Boscov's, JCPenney, Kohl's, Sears
90	Park Place	Tucson, AZ	1,054,839	473,382	Dillard's, Macy's, Sears
91	Peachtree Mall	Columbus, GA	817,875	309,260	Dillard's, JCPenney, Macy's
92	Pecanland Mall	Monroe, LA	944,320	328,884	Belk, Dillard's, JCPenney, Sears, Burlington Coat Factory
93	Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	1,131,924	350,649	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Macy's Home Store, Sears
94	Pierre Bossier Mall	Bossier City (Shreveport), LA	606,274	212,976	Dillard's, JCPenney, Sears, Stage
95	Pine Ridge Mall(2)	Pocatello, ID	636,445	198,458	JCPenney, Sears, Shopko
96	Pioneer Place(2)\	Portland, OR	648,811	301,376	—
97	Plaza 800(2)	Sparks (Reno), NV	72,431	72,431	—
98	Prince Kuhio Plaza(2)	Hilo, HI	503,490	267,370	Macy's, Sears
99	Providence Place(2)	Providence, RI	1,276,212	762,521	JCPenney, Macy's, Nordstrom
100	Provo Towne Centre(2)(3)	Provo, UT	792,560	300,841	Dillard's, JCPenney, Sears
101	Red Cliffs Mall	St. George, UT	442,297	149,962	Dillard's, JCPenney, Sears
102	Regency Square Mall	Jacksonville, FL	1,436,028	557,027	Belk, Dillard's, JCPenney, Sears
103	Ridgedale Center	Minnetonka, MN	1,029,560	327,180	JCPenney, Macy's, Sears
104	River Falls Mall	Clarksville, IN	885,744	885,744	—
105	River Hills Mall	Mankato, MN	716,877	352,935	Herberger's, JCPenney, Sears, Target
106	River Pointe Plaza	West Jordan (Salt Lake City), UT	224,250	224,250	—
107	Riverlands Shopping Center	Laplace (New Orleans), LA	181,044	181,044	—
108	Riverside Plaza	Provo, UT	176,143	176,143	—
109	Rivertown Crossings	Grandville (Grand Rapids), MI	1,272,595	636,970	JCPenney, Kohl's, Macy's, Sears, Younkers
110	Rogue Valley Mall	Medford (Portland), OR	638,396	281,412	JCPenney, Kohl's, Macy's, Macy's Home Store
111	Saint Louis Galleria	St. Louis, MO	1,041,895	465,843	Dillard's, Macy's
112	Salem Center(2)	Salem, OR	632,042	194,042	JCPenney, Kohl's, Macy's, Nordstrom
113	Sikes Senter	Wichita Falls, TX	667,438	292,748	Dillard's, JCPenney, Sears
114	Silver Lake Mall	Coeur D' Alene, ID	325,046	152,793	JCPenney, Macy's, Sears
115	Sooner Mall	Norman, OK	508,923	242,018	Dillard's, JCPenney, Sears
116	Southlake Mall	Morrow (Atlanta), GA	1,012,583	272,331	JCPenney, Macy's, Sears
117	Southland Mall	Hayward, CA	1,264,968	524,704	JCPenney, Kohl's, Macy's, Sears
118	Southshore Mall(2)	Aberdeen, WA	273,341	139,566	JCPenney, Sears
119	Southwest Plaza	Littleton (Denver), CO	1,426,296	700,748	Dillard's, JCPenney, Macy's, Sears
120	Spokane Valley Mall(3)	Spokane, WA	857,833	346,701	JCPenney, Macy's, Sears
121	Spring Hill Mall	West Dundee (Chicago), IL	1,167,540	485,960	Carson Pirie Scott, JCPenney, Kohl's, Macy's, Sears
122	Staten Island Mall	Staten Island, NY	1,275,627	521,446	Macy's, Sears, JCPenney
123	Steeplegate Mall	Concord, NH	479,087	222,740	Bon Ton, JCPenney, Sears
124	Stonestown Galleria	San Francisco, CA	910,718	428,083	Macy's, Nordstrom
125	The Boulevard Mall	Las Vegas, NV	1,178,517	390,481	JCPenney, Macy's, Sears
126	The Crossroads	Portage (Kalamazoo), MI	770,551	267,591	Burlington Coat Factory, JCPenney, Macy's, Sears
127	The Gallery At Harborplace	Baltimore, MD	394,752	132,669	—
128	The Grand Canal Shoppes	Las Vegas, NV	485,024	450,610	—
129	The Maine Mall(2)	South Portland, ME	1,009,396	510,890	JCPenney, Macy's, Sears
130	The Mall In Columbia	Columbia, MD	1,400,832	600,664	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears

Property Count	Property Name	Location (1)	Total GLA	Mall and Freestanding GLA	Anchors
131	The Parks At Arlington	Arlington (Dallas), TX	1,510,155	761,210	Dillard's, JCPenney, Macy's
132	The Pines	Pine Bluff, AR	624,784	285,075	Dillard's, JCPenney, Sears
133	The Shoppes At Buckland Hills	Manchester, CT	1,038,504	525,893	JCPenney, Macy's, Macy's Mens & Home, Sears
134	The Shoppes At The Palazzo(2)	Las Vegas, NV	257,060	172,317	Barneys New York
135	The Shops At Fallen Timbers	Maumee, OH	576,157	314,655	Dillard's, JCPenney
136	The Shops at La Cantera(3)	San Antonio, TX	1,259,015	561,256	Dillard's, Macy's, Neiman Marcus, Nordstrom
137	The Streets At Southpoint(3)	Durham, NC	1,296,214	569,867	Hudson Belk, JCPenney, Macy's, Nordstrom, Sears
138	The Trails Village Center 4	Las Vegas, NV	174,644	174,644	—
139	The Village of Cross Keys	Baltimore, MD	286,778	74,172	—
140	The Woodlands Mall	Woodlands (Houston), TX	1,355,616	573,227	Dillard's, JCPenney, Macy's, Sears
141	Three Rivers Mall	Kelso, WA	419,477	226,244	JCPenney, Macy's, Sears
142	Town East Mall	Mesquite (Dallas), TX	1,240,590	431,204	Dillard's, JCPenney, Macy's, Sears
143	Tucson Mall(2)	Tucson, AZ	1,258,381	596,323	Dillard's, JCPenney, Macy's, Sears
144	Twin Falls Crossing	Twin Falls, ID	37,680	37,680	—
145	Tysons Galleria	McLean (Washington, D.C.), VA	812,145	300,212	Macy's, Neiman Marcus, Saks Fifth Avenue
146	University Crossing	Orem, UT	209,329	209,329	—
147	Valley Hills Mall	Hickory, NC	934,033	322,517	Belk, Dillard's, JCPenney, Sears
148	Valley Plaza Mall	Bakersfield, CA	1,179,933	522,965	JCPenney, Macy's, Sears, Target
149	Visalia Mall	Visalia, CA	436,852	179,852	JCPenney, Macy's
150	Vista Commons	Las Vegas, NV	98,730	98,730	—
151	Vista Ridge Mall	Lewisville (Dallas), TX	1,063,407	393,197	Dillard's, JCPenney, Macy's, Sears
152	Washington Park Mall	Bartlesville, OK	356,691	162,395	Dillard's, JCPenney, Sears
153	West Oaks Mall	Ocoee (Orlando), FL	1,065,991	411,202	Dillard's, JCPenney, Sears
154	West Valley Mall	Tracy (San Francisco), CA	883,649	535,359	JCPenney, Macy's, Sears, Target
155	Westlake Center(3)	Seattle, WA	445,268	96,553	—
156	Westwood Mall	Jackson, MI	507,859	136,171	Elder-Beerman, JCPenney, Wal-Mart
157	White Marsh Mall	Baltimore, MD	1,165,818	439,808	JCPenney, Macy's, Macy's Home Store, Sears
158	White Mountain Mall	Rock Springs, WY	302,119	207,637	Herberger's, JCPenney
159	Willowbrook	Wayne, NJ	1,514,378	484,318	Bloomingdale's, Lord & Taylor, Macy's, Sears
160	Woodbridge Center	Woodbridge, NJ	1,647,195	662,160	JCPenney, Lord & Taylor, Macy's, Sears
161	Woodlands Village	Flagstaff, AZ	91,810	91,810	—
162	Yellowstone Square	Idaho Falls, ID	220,137	220,137	—

			127,408,824	56,068,437

(1)
In certain cases, where a center is located in part of a larger regional metropolitan area, the metropolitan area is identified in parenthesis.

(2)
A portion of the property is subject to a ground lease.

(3)
Owned in a joint venture with independent, non-controlling minority investors.

SPECIAL CONSIDERATION PROPERTIES(*)

Name of Center	Location(1)
Bay City Mall	Bay City, MI
Chapel Hills Mall	Colorado Springs, CO
Chico Mall	Chico, CA
Country Hills Plaza	Ogden, UT
Grand Traverse Mall	Traverse City, MI
Lakeview Square	Battle Creek, MI
Mall St. Vincent	Shreveport, LA
Moreno Valley Mall	Moreno Valley (Riverside), CA
Northgate Mall	Chattanooga, TN
Piedmont Mall	Danville, VA
Southland Center	Taylor, MI

(*)
Not included within the preceding table of consolidated properties.

UNCONSOLIDATED RETAIL PROPERTIES

Property Count	Property Name	Location(1)	GGP Ownership %	Total GLA	Mall and Freestanding GLA(3)
1	Alderwood	Lynnwood (Seattle), WA	50%	1,284,701	578,803
2	Altamonte Mall	Altamonte Springs (Orlando), FL	50%	1,143,609	465,061
3	Arrowhead Towne Center	Glendale, AZ	33%	1,197,452	541,038
4	Bangu Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	31%	558,964	558,964
5	Boulevard Brasilia	Brasilia, Brazil	16%	182,181	182,181
6	Boulevard Shopping Belem	Belem, Brazil	24%	365,847	365,847
7	Boulevard Shopping Belo Horizonte	Belo Horizonte, Minas Gerais (Brazil)	22%	463,541	463,541
8	Boulevard Shopping Campina Grande	Campina Grande, Paraiba (Brazil)	11%	186,594	186,594
9	Bridgewater Commons	Bridgewater, NJ	35%	993,053	396,381
10	Carioca Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	13%	252,534	252,534
11	Carolina Place	Pineville (Charlotte), NC	50%	1,156,021	382,519
12	Caxias Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	13%	275,117	275,117
13	Christiana Mall	Newark, DE	50%	1,097,370	456,058
14	Clackamas Town Center	Happy Valley, OR	50%	1,359,740	584,898
15	First Colony Mall	Sugar Land, TX	50%	1,113,849	494,801
16	Florence Mall	Florence (Cincinnati, OH), KY	50%	958,219	405,812
17	Galleria At Tyler (2)	Riverside, CA	50%	1,178,934	710,726
18	Glendale Galleria (2)	Glendale, CA	50%	1,455,637	513,962
19	Kenwood Towne Centre (2)	Cincinnati, OH	50%	1,149,941	508,620
20	Mizner Park (2)	Boca Raton, FL	50%	509,253	216,112
21	Montclair Plaza	Montclair (San Bernadino), CA	50%	1,345,293	407,513
22	Natick Mall	Natick (Boston), MA	50%	1,179,230	468,010
23	Natick West	Natick (Boston), MA	50%	496,150	259,720
24	Neshaminy Mall	Bensalem, PA	50%	1,019,519	412,530
25	Northbrook Court	Northbrook (Chicago), IL	50%	1,001,385	465,108
26	Oakbrook Center	Oak Brook (Chicago), IL	48%	2,329,574	904,726
27	Otay Ranch Town Center	Chula Vista (San Diego), CA	50%	651,939	511,939
28	Park Meadows	Lone Tree, CO	35%	1,572,239	749,239
29	Perimeter Mall	Atlanta, GA	50%	1,568,504	515,230
30	Pinnacle Hills Promenade	Rogers, AR	50%	1,049,191	354,680
31	Quail Springs Mall	Oklahoma City, OK	50%	1,138,934	451,081
32	Riverchase Galleria	Hoover (Birmingham), AL	50%	1,560,225	679,438
33	Santana Parque Shopping	Sao Paulo, Sao Paulo (Brazil)	16%	285,698	285,698

Property Count	Property Name	Location(1)	GGP Ownership %	Total GLA	Mall and Freestanding GLA(3)
34	Shopping Grande Rio	Rio de Janeiro, Rio de Janeiro (Brazil)	8%	385,620	385,620
35	Shopping Iguatemi Salvador	Salvador, Bahia (Brazil)	14%	647,778	647,778
36	Shopping Leblon	Rio de Janeiro, Rio de Janeiro (Brazil)	35%	246,786	246,786
37	Shopping Santa Ursula	Ribeirao Preto, Brazil	12%	248,519	248,519
38	Shopping Taboao	Taboao da Serra, Sao Paulo (Brazil)	12%	383,209	383,209
39	Stonebriar Centre	Frisco (Dallas), TX	50%	1,650,678	785,486
40	SuperShopping Osasco	Sao Paulo, Sao Paulo (Brazil)	11%	189,888	189,888
41	Superstition Springs Center (2)	East Mesa (Phoenix), AZ	33%	1,081,784	387,792
42	The Oaks Mall	Gainesville, FL	51%	897,838	339,971
43	The Shoppes At River Crossing	Macon, GA	50%	676,930	343,711
44	Towson Town Center	Towson, MD	35%	1,000,285	581,156
45	Via Parque Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	22%	580,578	580,578
46	Village Of Merrick Park (2)	Coral Gables, FL	40%	836,073	404,810
47	Water Tower Place	Chicago, IL	52%	763,287	378,350
48	Westroads Mall	Omaha, NE	51%	1,069,370	539,968
49	Whaler's Village	Lahaina, HI	50%	106,123	106,123
50	Willowbrook Mall	Houston, TX	50%	1,384,838	400,466

				44,230,562	21,954,693

(1)
In certain cases, where a center is located in part of a larger regional metropolitan area, the metropolitan area is identified in parenthesis.

(2)
A portion of the property is subject to a ground lease.

(3)
Excludes Silver City held for disposition by GGP Teachers.

Anchors

        Anchors have traditionally been a major component of a regional shopping center. Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to mall store tenants. We also typically enter into long-term reciprocal agreements with anchors that provide for, among other things, mall and anchor operating covenants and anchor expense participation. The centers in the Retail Portfolio receive a smaller percentage of their operating income from anchors than from stores (other than anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center. While the market share of many traditional department store anchors has been declining, strong anchors continue to play an important role in maintaining customer traffic and making the centers in the Retail Portfolio desirable locations for mall store tenants.

        The following table indicates the parent company of certain anchors and sets forth the number of stores and square feet owned or leased by each Anchor in the Retail Portfolio (excluding properties owned by our Brazil Unconsolidated Real Estate Affiliates) as of December 31, 2010.

	Consolidated		Unconsolidated		Total
	Total Stores	Square Feet (000's)	Total Stores	Square Feet (000's)	Total Stores	Square Feet (000's)
Macy's, Inc.
Bloomingdale's, including Home	2	363	3	465	5	828
Macy's, including Mens, Womens, Children and Home	92	14,577	34	6,402	126	20,979

Total Macy's, Inc.	94	14,940	37	6,867	131	21,807

Sears Holdings Corporation	100	14,062	16	2,739	116	16,801
Bon-Ton Department Stores, Inc.
Bergner's	1	154	—	—	1	154
The Bon-Ton	2	267	—	—	2	267
Boston Store	1	211	—	—	1	211
Carson Pirie Scott	1	138	—	—	1	138
Elder-Beerman	3	142	—	—	3	142
Herberger's	3	209	—	—	3	209
Younkers	8	940	1	173	9	1,113

Total Bon-Ton Department Stores, Inc.	19	2,061	1	173	20	2,234

JCPenney Company, Inc.	99	11,400	21	3,183	120	14,583
Dillard's Inc.	62	10,080	16	3,111	78	13,191
Nordstrom, Inc.	9	1,490	15	2,446	24	3,936
Target Corporation	14	1,737	2	325	16	2,062
Belk, Inc.	8	1,212	6	661	14	1,873
NRDC Equity Partners Fund III (d.b.a. Lord & Taylor)	3	360	4	471	7	831
The Neiman Marcus Group, Inc.	3	460	5	590	8	1,050
Others (including vacant)	69	8,535	7	213	76	8,748

Grand Total	480	66,337	130	20,779	610	87,116

d.b.a. is an abbreviation for "doing business as."

Mortgage and Other Debt

        Our ownership interests in real property are materially important as a whole, however, we do not own any individual materially important property and therefore do not present a description of our title to, or other interest in, our properties and the nature and amount of our mortgages in such properties.

Certain Retail Mall Historical Operating Data

        For historical reference, the following information with respect to our regional malls has been presented, using the defined terms below. For 2010 and 2009 data, see Retail and Other narrative description above.

Occupancy Rates(c)	Regional Malls(a)	Other Rental Properties(b)
2006	93.9%	86.3%
2007	94.0%	88.0%
2008	93.2%	86.9%
Average Effective Annual Rental Rate Per Square Foot(d)
2006	$36.10	$22.82
2007	$48.02	$21.76
2008	$49.91	$21.65

(a)
Excludes regional malls managed by the respective joint venture partner.

(b)
Includes stand-alone community centers and office buildings.

(c)
Occupancy represents GLOA divided by Mall GLA (as defined below) for spaces less than 30,000 square feet. "GLOA" represents Gross Leasable Occupied Area and is the sum of: (1) tenant occupied space under lease, (2) all leases signed, whether or not the space is occupied by a tenant and (3) tenants no longer occupying space, but still paying rent.

(d)
Average Effective Annual Rental Rate represents the sum of minimum rent and recoverable common area costs (excluding taxes) for all tenant occupied space divided by total tenant occupied square feet, for tenants occupying spaces less than 30,000 square feet. The calculation includes the terms of each lease as in effect at the time of the calculation, including any tenant concessions that may have been granted.

Regional Mall Lease Expiration Schedule

        The following table indicates various lease expiration information related to the consolidated regional malls, community centers, and office buildings owned and excludes properties classified as discontinued operations and properties held for disposition. The table also excludes expirations and rental revenue from temporary tenants and tenants that pay percent in lieu rent. See "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements for our accounting policies for revenue recognition from our tenant leases and "Note 8—Rentals Under

Operating Leases" to the consolidated financial statements for the future minimum rentals of our operating leases for the consolidated properties.

Year	Total Minimum Rent	Total Minimum Rent Expiring	% of Total Minimum Rent Expiring	Number of Leases Expiring	Total Area Square Feet Expiring
	(in thousands)	(in thousands)			(in thousands)
2011	$1,484,820	$43,579	2.9%	2,423	6,974
2012	1,389,836	64,224	4.6%	2,549	9,166
2013	1,251,939	57,036	4.6%	1,826	7,525
2014	1,103,726	63,012	5.7%	1,617	7,955
2015	937,962	73,912	7.9%	1,544	8,269
2016	767,685	67,604	8.8%	1,257	7,493
2017	622,390	58,202	9.4%	1,023	5,738
2018	458,318	53,301	11.6%	920	5,394
2019	321,212	39,630	12.3%	632	4,926
2020	214,287	43,562	20.3%	577	4,832
Subsequent	538,209	515,259	97.0%	968	51,310

Non-Retail Properties

        See Item 1 "Narrative Description of Business" for information regarding our other properties (office, industrial and mixed-use buildings).

ITEM 3.    LEGAL PROCEEDINGS

        Other than certain remaining claims related to or arising from our Chapter 11 cases described in this Annual Report, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

Urban Litigation

        In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. Old GGP, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages, equitable relief and injunctive relief, the last of which would require the Urban Defendants, including Old GGP and its affiliates, to engage in certain future transactions through the Urban Partnership. The case is currently in discovery. John Schreiber, one of our directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that is adverse to us. While we do not believe that this litigation will have a material adverse effect on us, we are disclosing its existence due to Mr. Schreiber's interest in the case.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On April 16, 2009, Old GGP's common stock was suspended from trading on the New York Stock Exchange (the "Exchange"). On April 17, 2009, Old GGP's common stock began trading on the Pink Sheets under the symbol GGWPQ. Old GGP's common stock was delisted from the Exchange on May 21, 2009. On February 24, 2010, Old GGP's common stock was relisted on the Exchange. On November 5, 2010, GGP common stock and HHC common stock began trading on a "when issued basis" and such stock began regular trading on November 10, 2010 following the effectiveness of the Plan and the issuance of such stock. As of February 18, 2011, our common stock was held by 3,334 stockholders of record.

        The following table summarizes the quarterly high and low bid quotations prices per share of our common stock as reported on the Pink Sheets between April 17, 2009 and February 24, 2010 and by the high and low sales prices on the Exchange for all other periods. The Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Stock Price
Quarter Ended	High	Low
2010
December 31(a)	$16.50	$14.31
Old GGP(b)
September 30	15.67	12.36
June 30	16.84	13.16
March 31	17.28	8.58
2009
December 31	$13.24	$3.57
September 30	4.95	1.33
June 30	3.05	0.48
March 31	2.26	0.32

(a)
High and low stock price for the period from November 10, 2010 through December 31, 2010.

(b)
As Old GGP included the operations of HHC prior to the Effective Date, high and low prices for Old GGP and GGP common stock do not reflect comparable investments.

        The following table summarizes quarterly distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Amount
2010
December 20	December 30	January 27, 2011(a)	$.38
2009
December 18	December 28	January 28, 2010(b)	.19
2008
July 7	July 17	July 31.50
April 4	April 16	April 30.50
January 7	January 17	January 31.50

(a)
The dividend was payable in a combination of cash and common stock with the cash component of the dividend paid not to exceed 10% in the aggregate. Based on the volume weighted average trading prices of the Company's Common Stock on January 19, 20 and 21, 2011 ($14.4725 per share), approximately 22.3 million shares of Common Stock were issued and approximately $35.8 million in cash (excluding cash for fractional shares) was paid to Common Stockholders on January 27, 2011. This dividend was a 2010 dividend and was intended to allow the Company to satisfy its 2010 REIT distribution requirements (Note 7). The Company intends to pay dividends on its common stock in the future to maintain its REIT status, with the amounts paid in common stock as opposed to cash yet to be determined.

(b)
The dividend was payable in a combination of cash and common stock with the cash component of the dividend paid not to exceed 10% in aggregate. Based upon the volume weighted average trading prices of the Company's common stock on January 20, 21 and 22, 2010 ($10.8455 per share), approximately 4.9 million shares of common stock were issued and approximately $5.9 million in cash (excluding cash for fractional shares) was paid to common stockholders on January 28, 2010. This dividend was a 2009 dividend and was intended to allow the Company to satisfy its 2009 REIT distribution requirements (Note 7).

        The Old GGP Board of Directors suspended its dividend in October 2008 and, accordingly, there were no dividends declared or paid from the fourth quarter of 2008 through the third quarter of 2009. There were no repurchases of Old GGP common stock during 2010 or 2009.

Recent Sales of Unregistered Securities and Repurchase of Shares

        In order to fund a portion of the Plan, Old GGP entered into the Investment Agreements with the Plan Sponsors. The Investment Agreements committed the Plan Sponsors to fund an aggregate of $6.55 billion, including $6.30 billion of new equity capital at a value of $10.00 per share of New GGP. The Plan Sponsors entered into agreements with Blackstone whereby Blackstone subscribed for approximately 7.6% of the New GGP common stock to be issued to each of the Plan Sponsors on the Effective Date (for the same price to be paid by such Plan Sponsors) and, in connection therewith, Blackstone and its permitted assigns (collectively, the "Blackstone Investors") were entitled to receive an allocation of each Plan Sponsor's Permanent Warrants as described below (the "Blackstone Designation"). Old GGP also entered into an investment agreement with Texas Teachers, pursuant to which Texas Teachers committed to fund $500.00 million for new equity capital at a value of $10.25 per share.

        In addition, under the Investment Agreements, in lieu of the receipt of any fees that would be customary in similar transactions, the Investment Agreements provided for the issuance of interim warrants to Brookfield Investor and Fairholme to purchase approximately 103 million shares of Old GGP at $15.00 per share (the "Interim Warrants"), which occurred on May 10, 2010 following the Bankruptcy Court's approval of the Investment Agreements. Upon consummation of the Plan contemplated by the Investment Agreements, the Interim Warrants were cancelled and the Permanent Warrants described below were issued to each of the Plan Sponsors and Blackstone.

        Pursuant to the Investment Agreements, New GGP issued to (a) Brookfield Investor warrants to purchase up to 57.5 million shares of New GGP common stock with an initial exercise price of $10.75 per share, (b) Fairholme warrants to purchase up to 41.07 million shares of New GGP common stock with an initial exercise price of $10.50 per share, (c) Pershing Square warrants to purchase up to 16.43 million shares of New GGP common stock with an initial exercise price of $10.50 per share and (d) Blackstone warrants to purchase up to 5.0 million shares of New GGP common stock with an initial exercise price of $10.50 per share, with respect to one-half of the warrants and $10.75 per share with respect to the remaining one-half of the warrants collectively, the Permanent Warrants. The above exercise prices are subject to adjustment as provided in the related warrant agreements. In such regard, on the record date of the 2010 dividend (December 30, 2010), the number of outstanding Permanent Warrants was increased to 123,144,000 and the exercise prices were modified to $10.23 and $10.48, respectively. Each Permanent Warrant has a term of seven years from the closing date of the investments. The Permanent Warrants held by each of Fairholme and Pershing Square may only be exercised upon 90 days notice. The Permanent Warrants held by each of Brookfield Investor and Blackstone are immediately exercisable.

        On the Effective Date, Old GGP emerged from bankruptcy and the Plan Sponsors, as well as Blackstone and Texas Teachers, were issued shares of common stock and the Permanent Warrants in accordance with the Investment Agreements. Further, pursuant to New GGP's employment agreement with Mr. Sandeep Mathrani, New GGP granted to Mr. Mathrani, among other things, 1,500,000 shares of restricted stock on the Effective Date vesting over three years and granted as of the date of the employment agreement options to acquire 2,000,000 shares of New GGP common stock at an exercise price of $10.25 per share, which vest in equal installments on each of the first four anniversary dates of such grant. An additional 1,553,042 restricted shares were granted to various employees' on November 10, 2010, at a vesting price of $14.21 per share with vesting periods of one to four years. All of the foregoing stock and warrants were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act.

        On October 11, 2010, New GGP gave a notice to the investors whereby New GGP preserved the right to repurchase within 45 days after the Effective Date up to 155 million shares (representing $1.55 billion of the shares issued to Fairholme and Pershing Square on the Effective Date) at $10.00 per share and up to approximately 24.4 million shares (representing $250.0 million of the shares issued to Texas Teachers on the Effective Date) at $10.25 per share with the proceeds of the Public Offering (as defined below).

        On November 19, 2010, GGP announced the pricing of its offering of 135 million shares of GGP common stock at $14.75 per share (the "Public Offering"). In connection with the Public Offering, GGP also granted to the underwriters a 30 day option to purchase up to an additional 20.25 million shares at $14.75 per share. GGP closed the Public Offering of 135 million shares of GGP common stock on November 19, 2010. The underwriters exercised their option to purchase 19,886,000 additional shares of common stock on November 19, 2010, which GGP closed on November 23, 2010. GGP used the net proceeds of the Public Offering, including the exercise of the underwriters' option to purchase additional shares, to repurchase approximately $1.8 billion of common stock issued to Fairholme, Pershing Square and Texas Teachers on the Effective Date.

        The following table provides the information with respect to the stock repurchases made by GGP pursuant to the clawback elections, as described above, for the year ended December 31, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 19, 2010	135,000,000	$10.00	135,000,000	none
November 19, 2010	24,390,244	$10.25	24,390,244	none
November 23, 2010	19,886,000	$10.00	19,866,000	none

        See Note 9 for information regarding shares of our common stock that may be issued under the employment agreements of our CEO, under our equity compensation plans as of December 31, 2010, Note 2 for information regarding redemptions of the common units of GGP Limited Partnership held by limited partners (the "Common Units") for common stock and Note 13 for information regarding the previous issuance of common stock related to the Contingent Stock Agreement.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report. As the Investment Agreements and consummation of the Plan on November 9, 2010 (Note 1) triggered the application of acquisition accounting on the Effective Date, the results presented in the following table for the year ended December 31, 2010 have been presented separately for the Predecessor and Successor companies. In addition, the distribution of the HHC Businesses on the Effective Date results in such businesses being classified as discontinued operations in the Predecessor financial information and being excluded in the Successor financial information.

	Successor
		Predecessor
	Period from November 10, 2010 through December 31, 2010
		Period from January 1, 2010 through November 9, 2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
OPERATING DATA
Revenues	$416,542	$2,406,944	$2,881,387	$3,059,098	$2,871,170	$2,586,526
Depreciation and amortization	(139,457)	(568,146)	(709,261)	(717,119)	(617,216)	(638,416)
Provisions for impairment	—	(15,733)	(475,607)	(63,833)	(2,626)	(3,511)
Other operating expenses	(190,986)	(913,701)	(1,159,105)	(1,086,550)	(1,163,045)	(936,055)
Interest expense, net	(138,407)	(1,247,920)	(1,288,558)	(1,307,612)	(1,184,309)	(1,109,175)
Permanent warranty liability expense	(205,252)	—	—	—	—	—
Reorganization items	—	(339,874)	104,976	—	—	—
Benefit from (provision for) income taxes	8,929	60,573	(6,469)	(7,706)	304,388	(903)
Equity in (loss) income of unconsolidated affiliates	(504)	21,857	32,843	57,088	89,949	86,190

(Loss) income from continuing operations	(249,135)	(596,000)	(619,794)	(66,634)	298,311	(15,344)
(Loss) income from discontinued operations	(6,949)	(616,362)	(684,829)	85,208	49,181	110,100
Noncontrolling interest	1,868	26,604	19,934	(13,855)	(73,850)	(35,483)

Net (loss) income available to common stockholders	$(254,216)	$(1,185,758)	$(1,284,689)	$4,719	$273,642	$59,273

Basic (loss) earnings per share:
Continuing operations	$(0.26)	$(1.84)	$(1.92)	$(0.27)	$1.22	$(0.06)
Discontinued operations	(0.01)	(1.90)	(2.19)	0.29	0.20	0.46

Total basic earnings per share	$(0.27)	$(3.74)	$(4.11)	$0.02	$1.42	$0.40

Diluted (loss) earnings per share:
Continuing operations	$(0.26)	$(1.84)	$(1.92)	$(0.27)	$1.22	$(0.06)
Discontinued operations	(0.01)	(1.90)	(2.19)	0.29	0.20	0.45

Total diluted earnings per share	$(0.27)	$(3.74)	$(4.11)	$0.02	$1.42	$0.39

Distributions declared per share(1)(2)	$0.38	$—	$0.19	$1.50	$1.85	$1.68

REAL ESTATE PROPERTY NET OPERATING INCOME(3)	$324,655	$1,921,381	$2,293,204	$2,432,348	$2,251,566	$2,024,815
FUNDS FROM OPERATIONS(4)	$(82,668)	$683,151	$(421,384)	$833,086	$1,083,439	$902,361
CASH FLOW DATA(5)
Operating activities	$(358,607)	$41,018	$871,266	$556,441	$707,416	$816,351
Investing activities	63,370	(89,160)	(334,554)	(1,208,990)	(1,780,932)	(210,400)
Financing activities	(221,051)	931,345	(51,309)	722,008	1,075,911	(611,603)

	2010	2009	2008	2007	2006
	(In thousands)
BALANCE SHEET DATA
Investment in real estate assets—cost	$28,293,864	$30,329,415	$31,733,578	$30,449,086	$26,160,637
Total assets	32,367,379	28,149,774	29,557,330	28,814,319	25,241,445
Total debt	18,047,957	24,456,017	24,756,577	24,282,139	20,521,967
Redeemable preferred noncontrolling interests	120,756	120,756	120,756	223,677	345,574
Redeemable common noncontrolling interests	111,608	86,077	379,169	2,135,224	2,762,476
Stockholders' equity	10,079,102	822,963	1,836,141	(314,305)	(921,473)

(1)
The 2010 dividend was paid 90% in Common Stock and 10% in cash in January 2011.

(2)
The 2009 dividend was paid 90% in Common Stock and 10% in cash in January 2010.

(3)
Real estate property net operating income ("NOI" as defined below) does not represent income from operations as defined by GAAP.

(4)
Funds From Operations ("FFO" as defined below) does not represent cash flow from operations as defined by GAAP.

(5)
Cash flow data only represents GGP's consolidated cash flows as defined by GAAP and as such, operating cash flow does not include the cash received from our Unconsolidated Real Estate Affiliates, except to the extent of our cumulative share of GAAP earnings from such affiliates.

Real Estate Property Net Operating Income (NOI")

        The Company believes that NOI is a useful supplemental measure of the Company's operating performance. The Company defines NOI as operating revenues (rental income, land sales, tenant recoveries and other income) less property and related expenses (real estate taxes, land sales operating costs, repairs and maintenance, marketing and other property expenses) and excludes the operations of properties held for disposition. As with FFO described below, NOI has been reflected on a consolidated and unconsolidated basis (at the Company's ownership share). Other real estate companies may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to other real estate companies.

        Because NOI excludes general and administrative expenses, interest expense, retail investment property impairment or other non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to non-controlling interests, reorganization items, strategic initiatives, provision for income taxes, discontinued operations and extraordinary items, the Company believes that it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates, land values (with respect to the Master Planned Communities) and operating costs. This measure thereby provides an operating perspective not immediately apparent from GAAP operating or net income attributable to common stockholders. The Company uses NOI to evaluate its operating performance on a property-by-property basis because NOI allows the Company to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on the Company's operating results, gross margins and investment returns.

        In addition, management believes that NOI provides useful information to the investment community about the Company's operating performance. However, due to the exclusions noted above, NOI should only be used as an alternative measure of the Company's financial performance and not as an alternative to GAAP operating income (loss) or net income (loss) available to common stockholders. For reference, and as an aid in understanding management's computation of NOI, a reconciliation of NOI to consolidated operating income as computed in accordance with GAAP has been presented below.

	Successor	Predecessor
	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	2009	2008	2007	2006
	(In thousands)
Real Estate Property Net Operating Income:	$324,655	$1,921,381	$2,293,204	$2,432,348	$2,251,566	$2,024,815
Unconsolidated properties	(57,372)	(330,480)	(389,434)	(384,668)	(348,477)	(316,713)
Management fees and other corporate revenues	8,894	54,351	75,304	96,069	117,835	115,595
Property management and other costs	(29,821)	(137,834)	(173,425)	(181,834)	(195,421)	(158,542)
General and administrative	(22,262)	(24,735)	(32,299)	(40,131)	(39,122)	(27,017)
Strategic initiatives	—	—	(61,961)	(17,231)	—	—
Litigation benefit (provision)	—	—	—	57,131	(89,225)	—
Provisions for impairment	—	(15,733)	(475,607)	(63,833)	(2,626)	(3,511)
Depreciation and amortization	(139,457)	(568,146)	(709,261)	(717,119)	(617,216)	(638,416)
Noncontrolling interest in NOI of consolidated properties and other	1,462	10,560	10,893	10,864	10,968	12,333

Operating income	$86,099	$909,364	$537,414	$1,191,596	$1,088,282	$1,008,544

Funds From Operations

        Consistent with real estate industry and investment community practices, we use FFO as a supplemental measure of our operating performance. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for the preceding items in our unconsolidated partnerships and joint ventures.

        We consider FFO a useful supplemental measure and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. FFO does not include real estate depreciation and amortization required by GAAP since these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance, particularly with respect to our rental properties. FFO is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenues, operating income (loss), net income (loss) available to common stockholders or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

        In order to provide a better understanding of the relationship between FFO and net income available to common stockholders, a reconciliation of FFO to net income (loss) available to common stockholders has been provided.

	Successor	Predecessor
	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	2009	2008	2007	2006
	(In thousands)
FFO	$(82,668)	$683,151	$(421,384)	$833,086	$1,083,439	$902,361
Depreciation and amortization of capitalized real estate costs	(167,403)	(683,007)	(846,772)	(837,839)	(738,158)	(776,116)
(Loss) gain on dispositions	(4,951)	(1,173,944)	957	55,044	42,745	4,205
Noncontrolling interest in depreciation of Consolidated joint ventures and other	382	4,038	3,601	3,330	3,199	3,232
Redeemable noncontrolling interests	4,019	23,321	31,370	(927)	(58,552)	(14,869)
Depreciation and amortization of discontinued operations	(3,595)	(39,317)	(52,461)	(47,975)	(59,031)	(59,540)

Net (loss) income available to common stockholders	$(254,216)	$(1,185,758)	$(1,284,689)	$4,719	$273,642	$59,273

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have the same meanings as in such Notes.

Overview—Introduction

        As of December 31, 2010, we are the owner, either entirely or with joint venture partners of 180 regional shopping malls in 43 states (including our Special Consideration Properties). During 2010, we operated in two reportable business segments: Retail and Other and Master Planned Communities.

        The Company emerged from Chapter 11 on November 9, 2010, which we refer to as the Effective Date. The Chapter 11 Cases created the protections necessary for the Debtors to develop and execute plans of reorganization to restructure the Debtors and extend mortgage maturities, reduce corporate debt and overall leverage and establish a sustainable long-term capital structure. Our current business plan contemplates the continued operation of our retail shopping centers, divestiture of non-core assets and businesses and certain non-performing retail assets, and select development projects. The plans of reorganization for the Debtors provided for payment in full of undisputed claims of creditors.

        The structure of the Plan Sponsors' investments triggered the application of the acquisition method of accounting, as the Plan and the consummation of the Investment Agreements and the Texas Teachers investment agreement constituted a "transaction or event in which an acquirer obtains control of one or more "businesses" or a "business combination" requiring such application. New GGP, Inc. is the acquirer that obtains control as it obtains all of the common stock of Old GGP (a business for purposes of applying the acquisition method of accounting) in exchange for issuing its stock to the Old GGP common stockholders on a one-for-one basis (excluding fractional shares). The acquisition method of accounting was applied at the Effective Date and, therefore, the Successor's balance sheet at December 31, 2010 and income statement, statement of cash flows and equity for the period November 10, 2010 through December 31, 2010 reflects the revaluation of Old GGP's assets and liabilities to Fair Value as of the Effective Date (Note 3). Notwithstanding that the results in 2010 for the Successor and Predecessor are based on different bases of accounting, certain disclosures of 2010 items generally not impacted by acquisition accounting adjustments have been aggregated for comparison purposes.

        During the pendency of the Chapter 11 cases, we identified 13 properties which we refer to as Special Consideration Properties. Pursuant to the terms of the agreements with the lenders for these properties, the Debtors had until two days following the Effective Date to determine whether the collateral property for these loans should be deeded to the respective lender in full satisfaction of the related debt or the property should be retained with further modified loan terms. All cash produced by the properties are under the control of respective lenders. As described in Note 1, we deeded two of these properties (Eagle Ridge Mall and Oviedo Marketplace) to the applicable lenders on November 1, 2010 and three additional properties (Bay City Mall, Lakeview Square and Moreno Valley Mall) to the applicable lenders on February 1, 2011.

        We have notified the lenders for the remaining eight Special Consideration Properties (representing approximately $494.8 million of mortgage debt at December 31, 2010) that we intend to transfer ownership of such properties to them in full satisfaction of the applicable loans. In such regard, we have entered into joint marketing agreements with the applicable lenders for six of the properties and activities as to the disposition of the remaining properties are in process.

        With respect to our Unconsolidated Real Estate Affiliates, we have received notice from the lender for our Riverchase Galleria property that we are in default with respect to the loan collateralized by the property. Our proportionate share of this loan is approximately $152.5 million. There can be no assurance that a satisfactory loan modification can be reached in order for the venture to retain ownership of the property. In addition, we have also identified two properties (Silver City and Montclair) with approximately $393.5 million of non-recourse secured mortgage debt, of which our share is $196.7 million, as underperforming assets. At these properties, all cash produced by such properties are under the control of the applicable lender. In the event we are unable to satisfactorily modify the terms of each of the loans associated with these properties, the collateral property for any such loan may be deeded to the respective lender in full satisfaction of the related debt. In such regard, on February 4, 2011, we received notice of the lender's intent to exercise its debt-in-lieu option with respect to the Montclair property which is anticipated to close on March 11, 2011. No significant net gain or loss is expected to result to our Unconsolidated Real Estate Affiliate when this transfer is completed. On October 6, 2010, Silver City entered into a Forbearance Agreement with the lender which provides for the joint marketing of the property for sale in lieu of foreclosure. Finally, on May 3, 2010, the property owned by our Highland Unconsolidated Real Estate Affiliate was transferred to the lender, yielding a nominal net gain on our investment in such Unconsolidated Real Estate Affiliate (Note 3).

        Our emergence from bankruptcy was funded with the proceeds from the following transactions:

  •
  $6.3 billion of investments in our common stock, comprised of investments by Brookfield Investor in the amount of $2.31 billion, Fairholme in the amount of approximately $2.51 billion and Pershing Square, in the amount of approximately $1.00 billion and Blackstone in the amount of approximately $481 million;

  •
  $500 million investment in New GGP's common stock by Texas Teachers; and

  •
  $2.2 billion of reinstated indebtedness and replacement indebtedness.

        In addition, on October 11, 2010, we gave notice to Pershing, Fairholme and Texas Teachers, that we reserved the right to repurchase within 45 days after the Effective Date up to $1.80 billion of the New GGP, Inc. common stock issued to Fairholme, Pershing Square and Texas Teachers on the Effective Date and to prepay the $350.0 million Pershing Square bridge note described below. The investment agreements with Fairholme, Pershing Square and Texas Teachers permitted us to use the proceeds of a sale of common stock for not less than $10.50 per share or more (net of all underwriting and other discounts, fees and related consideration) to repurchase the amount of common stock to be sold to Fairholme, Pershing Square and Texas Teachers, pro rata as between Fairholme and Pershing Square only, by up to 50% (or approximately $2.15 billion in the aggregate) within 45 days after the Effective Date. Pursuant to the Investment Agreement with Pershing Square, 35 million shares (representing $350 million of Pershing Square's equity capital commitment) were designated as "put shares". The payment for these 35 million shares was fulfilled on the Effective Date by the payment of cash to New GGP, Inc. at closing in exchange for unsecured notes to Pershing Square which were scheduled to be payable six months from the Effective Date (the "Pershing Square Bridge Notes). The Pershing Square Bridge Notes were pre-payable at any time without premium or penalty. In addition, we had the right (the "put right") to sell up to 35 million shares of New GGP, Inc. common stock, subject to reduction as provided in the Investment Agreement, to Pershing Square at $10.00 per share (adjusted for dividends) within six months following the Effective Date to fund the repayment of the Pershing Square Bridge Notes to the extent that they had not already been repaid. In connection with our reserving shares for repurchase after the Effective Date, we paid to Fairholme and/or Pershing Square, as applicable, in cash on the Effective Date, an amount equal to approximately $38.75 million. No fee was required to be paid to Texas Teachers.

        On November 9, 2010 (and November 23, 2010 with respect to the underwriters' option to purchase additional shares) we sold approximately 154.9 million shares of our common stock to the public at a price of $14.75 per share and repurchased approximately 179.3 million shares from Fairholme, Pershing Square and Texas Teachers as permitted and as described above and repaid the Pershing Square Bridge Notes in full, including accrued interest.

        The Plan and the equity investments by the Plan Sponsors, Texas Teachers and Blackstone triggered the application of the acquisition method of accounting (Note 3). Operations after the Effective Date are presented reflective of adjustments to the carrying values of our assets and liabilities to Fair Value. Certain elements of our operations were significantly changed by these adjustments, such as depreciation being calculated on revalued assets and amortization of above and below market lease and other intangibles being reflected in revenues or operating expenses as applicable. However, for purposes of year-to-year comparisons in the accompanying discussion of the results of operations, pre and post Effective Date operations have been aggregated. See Note 16 for a presentation of the pro forma impact of the Plan and related transactions.

        In addition, the Plan resulted in the distribution of certain of our assets, including all of the assets in our former Master Planned Community Segment, to a newly formed public entity, HHC, which as of the Effective Date was owned by Old GGP stockholders and the Plan Sponsors. Accordingly, land and condominium sales and sales operations are only presented through the Effective Date and have been reflected for all periods presented as discontinued operations. Land and condominium sales, as well as land and condominium sales operations, increased for 2010 primarily resulting in the recognition of $64.7 million of revenue and $56.8 million of associated costs of sales related to previous condominium sales at Nouvelle at Natick during the period. Unit sales were deferred until the three months ended June 30, 2010 since Old GGP had not surpassed the threshold of sold units required for recognition of revenue on the project as a whole. In addition, The Woodlands community experienced greater sales volumes of commercial land sales for 2010 compared to 2009.

Overview—Retail and Other Segment

        Our primary business is owning, managing, leasing and developing rental property, primarily shopping centers. The substantial majority of our properties are located in the United States, but we also have certain retail rental property operations and property management activities (through unconsolidated joint ventures) in Brazil and, through October 2010, Turkey.

        The real estate industry continues to recover from the recent recession and tough capital market and retail environment. There have been some positive signs, in the industry, despite continued unemployment and uncertainty as to when the economy will fully recover. Although a number of regional and national retailers have announced store closings or filed for bankruptcy in 2009 and 2010, such numbers have not been dramatically in excess of previous years and have not had a material impact on our overall operations. For example, Borders Bookstores filed bankruptcy in February 2011. We do not currently expect this bankruptcy to materially impact our future operations.

        The majority of the income from our properties is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Another component of income is overage rent ("Overage Rent"). Overage Rent is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage Rent is calculated by multiplying the tenant's sales in excess of the minimum amount by a percentage defined in the lease, the majority of which is typically earned in the fourth quarter. Our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The revenue earned attributable to real estate tax and operating expense recoveries are recorded as "Tenant recoveries."

        We provide on-site management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated. As a result, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results.

        We seek to increase long-term NOI growth through proactive management and leasing of our retail shopping centers. Our management strategy includes strategic reinvestment in our properties, controlled operating expenditures and enhancement of the customer experience. Our leasing strategy is to identify and provide the right stores and the appropriate merchandise for each of our retail operating centers.

        We believe that the most significant operating factor affecting incremental cash flow and NOI is increased rents earned from tenants at our properties. These rental revenue increases are primarily achieved by:

  •
  Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates

  •
  Increasing occupancy at the properties so that more space is generating rent

  •
  Increased tenant sales in which we participate through Overage Rent

        The following table summarizes selected operating statistics. Unless noted, all information is as of December 31, 2010.

Company Portfolio(e)
Operating Statistics(a)(b)
Space leased at centers not under redevelopment (as a %)	92.9%
Total tenant sales per square feet(c)	$446
Mall and Freestanding GLA excluding space under redevelopment (in square feet)	67,236,792
Certain Financial Information(d)
Average annualized in place sum of rent and recoverable common area costs per square foot(f)	$55.09
Average sum of rent and recoverable common area costs per square foot for new/renewal leases less average sum of rent and recoverable common area costs per square foot for leases expiring in current year	$1.46

(a)
Excludes community centers, non-retail centers and centers that are managed by a third party.

(b)
Data is for 100% of the mall and freestanding GLA. Data excludes properties held for disposition and/or at which significant physical or merchandising changes have been made.

(c)
Total tenant sales per square foot is calculated as the sum of comparable sales for the year ended December 31, 2010 divided by the comparable square footage for the same period. We include in our calculations of comparable sales and comparable square footage properties that have been owned and operated for the entire time during the twelve month period and exclude properties at which significant physical or merchandising changes have been made.

(d)
Data may not be comparable to those of other companies.

(e)
Data presented are weighted average amounts.

(f)
Data includes a significant proportion of short-term leases on inline spaces that are leased for one year. Rents and recoverable common area costs related to these short-term leases are typically much lower than those related to long-term leases.

Overview—Master Planned Communities Segment

        Old GGP's Master Planned Communities business was transferred to HHC on the Effective Date. Accordingly, all operations of the Master Planned Communities have been reported as discontinued operations. Prior to such distribution, this business consisted of the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas; and Summerlin, Nevada. Residential lots were designated for detached and attached single- and multi-family homes, ranging from entry-level to luxury homes. Commercial sales included parcels designated for retail, office, services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

        Revenues were derived primarily from the sale of finished lots, including infrastructure and amenities, and undeveloped property to both residential and commercial developers. Revenues and net operating income were affected by such factors including the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, regional economic conditions in the areas surrounding the projects, levels of homebuilder inventory, other factors affecting the homebuilder business and sales of residential properties generally, and our decisions to sell, develop or retain land. Old GGP's primary strategy in this segment was to develop and sell land in a manner that increased the value of the remaining land to be developed and sold and to provide current cash flows. The Master Planned Communities projects were owned by taxable REIT subsidiaries and, as a result, were subject to income taxes. Additionally, revenues from the sale of land at Summerlin were subject to the Contingent Stock Agreement as more fully described in Note 13.

        The pace of land sales for standard residential lots had declined in recent periods in correlation to the decline in the housing market.

        Up to the Effective Date, there had been 156 unit sales at the 215 unit Nouvelle at Natick residential condominium project. The Natick at Nouvelle property was transferred on the Effective Date to HHC pursuant to the Plan. The cumulative $64.7 million of unit sales proceeds received up to the Effective Date was recognized, along with the related costs of units sold, within the master planned community segment on a unit-by-unit basis starting in June 2010 when the cumulative unit sales threshold for such recognition was achieved.

        Based on the results of Old GGP's evaluations for impairment (Note 2), Old GGP recognized aggregate impairment charges related to the Master Planned Communities and the Nouvelle at Natick project of $108.7 million in 2009 and $40.3 million in 2008. There were no such provisions deemed necessary in 2010. All impairments related to Master Planned Communities and the Nouvelle at Natick project have been reclassified to discontinued operations for all periods presented. In addition, as these projects were distributed to HHC on the Effective Date pursuant to the Plan, the carrying values of these projects, were included in the calculation of the aggregate $1.11 billion disposal group loss recognized on the HHC assets on the Effective Date (Note 4).

Results of Operations

        Our revenues are primarily received from tenants in the form of fixed minimum rents, Overage Rent and recoveries of operating expenses. We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of segment revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Other revenues are reduced by our consolidated non-controlling interest venture's share of real estate net operating income. In addition, to provide a more meaningful comparison between annual periods, we have aggregated the Predecessor operations results for 2010 with the Successor 2010 results. See Note 15 for additional information including reconciliations of our segment basis results to GAAP basis results.

Year Ended December 31, 2010 and 2009

Retail and Other Segment

        The following table compares major revenue and expense items:

	2010			2009
	Successor	Predecessor		Predecessor
	Period from November 10 through December 31	Period from January 1, 2010 through November 9, 2010	Year Ended December 31	Year Ended December 31	$ Increase (Decrease)	% Increase (Decrease)
	(In thousands)
Property revenues:
Minimum rents	$314,914	$1,880,090	$2,195,004	$2,217,939	$(22,935)	(1.0)%
Tenant recoveries	130,892	821,411	952,303	984,720	(32,417)	(3.3)
Overage rents	22,935	39,094	62,029	56,200	5,829	10.4
Other, including non-controlling interest	18,958	66,469	85,427	95,172	(9,745)	(10.2)

Total property revenues	487,699	2,807,064	3,294,763	3,354,031	(59,268)	(1.8)

Property operating expenses:
Real estate taxes	42,541	259,447	301,988	301,625	363	0.1
Property maintenance costs	24,633	108,480	133,113	123,166	9,947	8.1
Marketing	14,805	29,625	44,430	39,253	5,177	13.2
Other property operating costs	80,869	469,057	549,926	563,732	(13,806)	(2.5)
Provision for doubtful accounts	196	19,074	19,270	33,051	(13,781)	(41.7)

Total property operating expenses	163,044	885,683	1,048,727	1,060,827	(12,100)	(1.1)

Retail and other net operating income	$324,655	$1,921,381	$2,246,036	$2,293,204	$(47,168)	(2.1)%

        Minimum rents decreased $22.9 million for the year ended December 31, 2010 primarily due to a $25.5 million decrease in above and below market rent accretion reflecting the impact of application of the acquisition method of accounting in the fourth quarter of 2010 and a $14.6 million decrease in temporary rental revenues. This is partially offset by a $7.0 million increase in straight line rent reflecting the impact of application of the acquisition method of accounting in the fourth quarter of 2010 and a $6.2 million increase in rental income from our international Unconsolidated Real Estate Affiliates. In addition, termination income increased $0.9 million to $29.5 million for the year ended December 31, 2010 compared to $28.6 million for the year ended December 31, 2009. We generally prefer to enter into percent in lieu leases rather than agreeing to reductions in or abatements of fixed rent amounts because by temporarily accepting a reduced rent calculated based on a percentage of a tenant's sales, our rental revenues will increase as the tenant's business improves. In addition, we believe that these concessions help to prevent tenants from vacating a lease, thereby maintaining occupancy levels and avoiding triggering any co-tenancy clauses in our leases for the applicable mall. Such lease modifications were made to less than 1% of our leases. As the economy and retail sales continue to improve, we expect to enter into fewer percent in lieu leases and other rent relief agreements.

        Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. Tenant recoveries for the year ended December 31, 2010 as compared to the year ended December 31, 2009 declined by $32.4 million primarily due to decreases related to the conversion of tenants to gross leases. The decrease for the year ended December 31, 2010 as compared to the year ended December 31, 2009 also includes a decrease in recoveries related to common area maintenance, real estate taxes and electric utility expenses as a result of tenant settlements for prior years that were delayed due to the Debtor's bankruptcy. In addition, recoveries related to marketing and promotional revenue decreased $5.9 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

        Overage rents increased $5.8 million for the year ended December 31, 2010 primarily due to increased tenant sales in 2010.

        Other revenue, including non-controlling interest, decreased $9.7 million for the year ended December 31, 2010 primarily due to a decrease in operating results from Aliansce, our Unconsolidated Real Estate Affiliate located in Brazil, as a result of the decline in our ownership share of Aliansce due to the Aliansce IPO in January 2010 (Note 3), compared to the year ended December 31, 2009.

        There were no significant variances for 2010 as compared to 2009 with respect to real estate taxes.

        Property maintenance costs increased $10.0 million for the year ended December 31, 2010 primarily due to increased spending on mall upkeep, including labor costs and equipment and supplies.

        Marketing expenses increased $5.2 million for the year ended December 31, 2010 primarily due to increased spending on our national projects such as our Shop 'til You Rock, Emarketing and Shopper Rewards programs.

        Other property operating costs decreased by $13.8 million for the year ended December 31, 2010 primarily due to reduced share of operations from Aliansce (Note 5) and other reduced utility costs, particularly at our other Unconsolidated Real Estate Affiliates. Partially offsetting this decrease is increased electric expense in 2010 due to comparatively warmer summer weather conditions, and increases in landscaping and cleaning costs.

        The provision for doubtful accounts decreased $13.8 million for the year ended December 31, 2010 primarily due to higher allowances in 2009 related to tenant bankruptcies and weak economic conditions.

Certain Significant Consolidated Revenues and Expenses

	2010			2009
	Successor	Predecessor		Predecessor
	Period from November 10 through December 31	Period from January 1, 2010 through November 9, 2010	Year Ended December 31	Year Ended December 31	$ Increase (Decrease)	% Increase (Decrease)
	(In thousands)
Tenant rents	$390,877	$2,287,205	$2,678,082	$2,723,540	$(45,458)	(1.7)%
Property operating expense	138,903	751,132	890,035	891,420	(1,385)	(0.2)
Management fees and other corporate revenues	8,894	54,351	63,245	75,304	(12,059)	(16.0)
Property management and other costs	29,821	137,834	167,655	173,425	(5,770)	(3.3)
General and administrative	22,262	24,735	46,997	32,299	14,698	45.5
Strategic initiatives	—	—	—	61,961	(61,961)	(100.0)
Provisions for impairment	—	15,733	15,733	475,607	(459,874)	(96.7)
Depreciation and amortization	139,457	568,146	707,603	709,261	(1,658)	(0.2)
Net interest expense	(138,407)	(1,247,920)	(1,386,327)	(1,288,558)	97,769	(7.6)
Permanent warrant liability expense	(205,252)	—	(205,252)	—	205,252	100.0
Benefit from (provision for) income taxes	8,929	60,573	69,502	(6,469)	75,971	(1,174.4)
Equity in (loss) income of Unconsolidated Real Estate Affiliates	(504)	21,857	21,353	32,843	(11,490)	(35.0)
Reorganization items	—	(339,874)	(339,874)	104,976	(444,850)	(423.8)
Discontinued operations	(6,949)	(616,362)	(623,311)	(684,829)	(61,518)	9.0

        Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents) and property operating expenses (which includes real estate taxes, property maintenance costs, marketing, other property operating costs and provision for doubtful accounts) were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties. Management fees and other corporate revenues, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs.

        Management fees and other corporate revenues decreased $12.2 million for the year ended December 31, 2010 primarily due to a $4.9 million decrease in lease fees, a $3.4 million decrease in development fees and a $3.0 million decrease in management fees. Of the total decrease, $5.7 million resulted from the sale of our third-party management business in July 2010 (Note 1).

        Property management and other costs decreased $5.6 million for the year ended December 31, 2010 primarily due to a $17.5 million decrease in compensation expense primarily resulting from a reduction in force in 2009 and the sale of our third party management business in July 2010 (Note 1). Such decrease was partially offset by an $11.7 million increase in professional services primarily due to an increase in expenses for leasing, brokerage fees and information technology.

        General and administrative expenses increased $14.8 million for the year ended December 31, 2010 primarily due to an $11.0 million increase in executive compensation (primarily related to terminated employees) and a $1.1 million increase in fees paid to the board of directors. In addition, we incurred $5.6 million of professional and other costs related to our emergence from bankruptcy and implementation of the Plan since the Effective Date which could not be accrued as of the Effective Date or classified as reorganization items. Such increases were partially offset by a $2.9 million decrease in other legal fees in 2010.

        Strategic initiatives for the year ended December 31, 2009 is primarily due to professional fees for restructuring that were incurred prior to filing for Chapter 11 protection. Similar fees incurred after filing for Chapter 11 protection are recorded as reorganization items.

        Based on the results of Old GGP's evaluations for impairment (Note 1), we recognized impairment charges of $15.7 million for the year ended December 31, 2010 and $475.6 million for the year ended December 31, 2009 related to properties not classified as held for disposition. Impairments on properties held for disposition are classified within discontinued operations. As of the Effective Date, all of the Company's assets were revalued, as a result, there were no operating properties that had impairment indicators with carrying values in excess of estimated fair value at December 31, 2010. Although all of the properties in our Master Planned Communities segment and 23 of our operating properties in our Retail and Other segment had impairment indicators and carrying values in excess of estimated Fair Value at December 31, 2009, aggregate undiscounted cash flows for such master planned community properties and the 23 operating properties exceeded their respective aggregate book values by over 340.7% and 203.9%, respectively. The impairment charges recognized by Old GGP were as follows:

  2010

  •
  $4.5 million to Plaza 800 in Sparks, Nevada

  •
  $11.1 million related to The Pines Mall in Pine Bluff, Arkansas

  •
  $0.2 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

  2009

  •
  $3.2 million to Cache Valley Mall in Logan, Utah

  •
  $0.9 million to Cache Valley Marketplace in Logan, Utah

  •
  $57.6 million to Foothills Mall in Fort Collins, Colorado

  •
  $2.5 million to North Plains Mall in Clovis, New Mexico

  •
  $51.6 million to Owings Mills Mall in Owings Mills, Maryland

  •
  $7.9 million to Owings Mills-Two Corporate Center in Owings Mills, Maryland

  •
  $82.9 million to River Falls Mall in Clarksville, Indiana

  •
  $37.9 million to The Shoppes at The Palazzo in Las Vegas, Nevada

  •
  $10.1 million to Silver Lake Mall in Coeur d'Alene, Idaho

  •
  $59.1 million to Spring Hill Mall in West Dundee, Illinois

  •
  $21.3 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

  •
  $140.6 million related to Goodwill

        Interest expense increased $97.8 million for the year ended December 31, 2010 primarily due to default interest that was incurred prior to Effective Date of emergence, partially offset by reductions in 2010 interest expense on existing consolidated debt.

        Permanent Warrant liability expenses were $205.3 million in the quarter ended December 31, 2010 due to the non-cash expense recognized in the period from November 10, 2010 through December 31,

2010 due to the mark-to-market of the Permanent Warrant liability as of December 31, 2010, primarily due to the increase in price of GGP's common stock since the Effective Date.

        Income taxes resulted in a benefit from of $69.5 million for the year ended December 31, 2010 and a provision for of $6.5 million for the year ended December 31, 2009. The change was primarily due to changes in liabilities pursuant to uncertain tax positions.

        The decrease in equity in (loss) income of Unconsolidated Real Estate Affiliates for the year ended December 31, 2010 was primarily due to the following:

  •
  ($15.6) million related to impairments. In 2010 $31.9 million of impairments were recorded for our investment in Turkey ($21.1 million) and Silver City Galleria ($10.8 million Teachers joint venture). In 2009 impairments were recorded for Silver City Galleria ($8.4 million) and Montclair Plaza ($6.5 million GGP/Homart II joint venture).

  •
  ($6.4) million of default interest attributable to Montclair Plaza ($4.0 million) and Silver City Galleria ($2.4 million).

  •
  ($2.4) million of lower interest income on GGP/Homart II joint venture as the member loans were distributed to the members in December 2009.

  •
  $9.7 million gain the Aliansce IPO. Although GGP did not sell any of our Aliansce shares in the Aliansce IPO, our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result of the stock sold in the Aliansce IPO. Generally accepted accounting principles state that as an equity method investor, we need to account for the shares issued by Aliansce as if we had sold a proportionate share of our investment at the issuance price per share of the Aliansce IPO.

  •
  $1.6 million reflects the disposition of our interest in Highland Mall.

        Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at Fair Value upon emergence from bankruptcy and interest earned on cash accumulated by the Debtors. Such expenses increased in 2010 as the Plan was developed and finalized. See Note 1—Reorganization items for additional detail.

        As described in Notes 1 and 4, the operations of the Master Planned Communities Segment and the other properties distributed to HHC have been reclassified for presentation purposes in this Annual Report to discontinued operations. In addition, the operations of properties sold in 2010 and the

Special Consideration Properties have also been classified as discontinued operations. The following table reflects the components of discontinued operations:

	Successor	Predecessor		Predecessor
	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Increase (Decrease)	% Increase (Decrease)
	(In thousands)
Retail and other revenue	$13,114	$175,518	$188,632	$208,585	$(19,953)	(9.6)%
Land and condominium sales	—	96,976	96,976	45,997	50,979	110.8

Total Revenues	13,114	272,494	285,608	254,582	31,026	12.2

Retail and other operating expenses	9,215	124,908	134,123	154,361	(20,238)	(13.1)
Land and condominium sales operations	—	99,449	99,449	50,770	(60,013)	(37.6)
Impairment loss, net	—	20,498	20,498	748,205	(619,015)	(96.8)

Total Expenses	9,215	244,855	254,070	953,336	(699,266)	(73.3)

Operating Income (loss)	3,899	27,639	31,538	(698,754)	730,292	(104.5)
Interest Expense, net	(5,829)	(20,956)	(26,785)	(19,398)	(7,387)	38.1
Other expenses	(5)	15,803	15,798	13,006	2,792	21.5

Net (loss) income from operations	(1,935)	22,486	20,551	(705,146)	725,697	(102.9)
(Provision for) benefit from income taxes	(38)	529,825	529,787	21,080	508,707	2413.2
Noncontrolling interest	—	(129)	(129)	203	(332)	(163.5)
Loss on disposition of properties	(4,976)	(1,168,544)	(1,173,520)	(966)	(1,172,554)	121432.5

Net loss from discontinued operations	$(6,949)	$(616,362)	$(623,311)	$(684,829)	$61,518	(9.0)

Properties Included in Discontinued Operations
Properties	Description
Plaza 9400	Sold
Gateway Overlook	Sold
Division Crossing	Sold
Halsey Crossing	Sold
Eagle Ridge	Transferred to lender
Oviedo Marketplace	Transferred to lender
HHC Consolidated Properties	Transferred to HHC
Bay City	Special Consideration
Chapel Hills	Special Consideration
Chico Mall	Special Consideration
Country Hills Plaza	Special Consideration
Grand Traverse	Special Consideration
Lakeview Square	Special Consideration
Mall St. Vincent	Special Consideration
Moreno Valley Mall	Special Consideration
Northgate Mall	Special Consideration
Piedmont Mall	Special Consideration
Southland Center	Special Consideration
Total Properties

        Retail and other revenues declined for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to declines in occupancy over the period. Operating expense declines are due to decrease management maintenance of these properties due to declining returns expected from such expenditures.

        Land sales decreased for the period ended November 9, 2010 as compared to the year ended December 31, 2009 primarily due to only a partial year of operations were reflected in 2010 as compared to a full year of operations reflected for 2009. For all of the master planned communities, Old GGP sold a total of 222.5 acres for the period ended November 9, 2010 compared to a total of 521.2 acres for the year ended December 31, 2009. Offsetting this 2010 decline was $64.7 million of revenue related to 156 unit condominium sales recognized at Nouvelle at Natick during the period. Comparable unit sales through December 31, 2009 were deferred since Old GGP had not surpassed the cumulative threshold of sold units required for recognition of revenue on the project as a whole until June 30, 2010.

Year Ended December 31, 2009 and 2008

Retail and Other Segment

        The following table compares major revenue and expense items:

	Predecessor
			$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
	(In thousands)]
Property revenues:
Minimum rents	$2,217,939	$2,286,215	$(68,276)	(3.0)%
Tenant recoveries	984,720	1,022,522	(37,802)	(3.7)
Overage rents	56,200	77,286	(21,086)	(27.3)
Other, including non controlling interest	95,172	116,328	(21,156)	(18.2)

Total property revenues	3,354,031	3,502,351	(148,320)	(4.2)

Property operating expenses:
Real estate taxes	301,625	295,364	6,261	2.1
Property maintenance costs	123,166	115,305	7,861	6.8
Marketing	39,253	48,853	(9,600)	(19.7)
Other property operating costs	563,732	591,434	(27,702)	(4.7)
Provision for doubtful accounts	33,051	19,047	14,004	73.5

Total property operating expenses	1,060,827	1,070,003	(9,176)	(0.9)

Retail and other net operating income	$2,293,204	$2,432,348	$(139,144)	(5.7)%

        Minimum rents decreased $68.3 million for the year ended December 31, 2009 primarily due to a $21.5 million decrease in long-term tenant revenues and a $24.5 million decrease in temporary rental revenues, both resulting from a decrease in tenant occupancy for the year ended December 31, 2009. In addition, the straight line rent adjustment decreased $12.1 million for the year ended December 31, 2009. In addition, termination income decreased $11.7 million to $28.6 million for the year ended December 31, 2009 compared to $40.2 million for the year ended December 31, 2008. The remaining decreases are primarily the result of a decrease of $4.9 million due to the sale of three office buildings and two office parks in 2008. As a result of deteriorating economic conditions, we have entered into percent in lieu leases with tenants who may have difficulty in making their fixed rent payments. We generally prefer to enter into percent in lieu leases rather than agreeing to reductions in or abatements of fixed rent amounts because by temporarily accepting a reduced rent calculated based on a percentage of a tenant's sales, our rental revenues will increase as the tenant's business improves. In addition, we believe that these concessions help to prevent tenants from vacating a lease, thereby maintaining occupancy levels and avoiding triggering co-tenancy clauses in our leases for the applicable mall. Such lease modifications were made to less than 1% of our leases. As the economy and retail sales continue to improve, we expect to enter into fewer percent in lieu leases and other rent relief agreements.

        Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries is recorded as tenant recoveries. The decrease in tenant recoveries is primarily attributable to the decrease in certain property operating expenses. In addition, the decrease was due to an allowance of $15.0 million for tenant audit claims recorded in the fourth quarter of 2009. Also contributing to the decrease is the decline in occupancy and tenants converting to gross leases in 2009.

        The $21.1 million decrease in Overage Rent was primarily due to a decrease in comparable tenant sales as a result of the challenging economic environment during 2009 impacting many of our tenants throughout the Company Portfolio, particularly at The Grand Canal Shoppes, Fashion Show and Ala Moana Center.

        Other revenues include all other property revenues including vending, parking, gains or losses on dispositions of certain property transactions, sponsorship and advertising revenues, less NOI of non-controlling interests. The decrease in other revenues is primarily attributable to the disposition of land parcels at Kendall Town Center that resulted in a $3.9 million loss on sale of land in 2009 and as compared to a $4.3 million gain on sale of land in 2008. Finally, the decrease was attributable to lower sponsorship, show and display revenue in 2009.

        Real estate taxes increased in 2009 across the Company Portfolio, a portion of which is recoverable from tenants. A portion of the increase is attributable to a decrease in the amount of capitalized real estate taxes due to decreased development activity.

        Property maintenance costs increased $7.9 million primarily due to increases related to property preservation and upkeep in 2009.

        Marketing expenses decreased $9.6 million in 2009 across the Company Portfolio as the result of continued company-wide efforts to consolidate marketing functions and reduce advertising spending. The largest savings were the result of reductions in advertising costs, contracted services and payroll.

        Other property operating costs decreased $27.7 million primarily due to reductions in property specific payroll costs, professional fees, decreased security expense, lower insurance costs, and lower office expenses due to our 2009 implementation of certain cost savings programs.

        The provision for doubtful accounts increased $14.0 million across the Company Portfolio in 2009 primarily due to an increase in tenant bankruptcies and increased aging of tenant receivables resulting from the current economic conditions.

Certain Significant Consolidated Revenues and Expenses

	Predecessor
			$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
	(In thousands)
Tenant rents	$2,723,540	$2,855,943	$(132,403)	(4.6)%
Property operating expense	891,420	904,485	(13,065)	(1.4)
Management fees and other corporate revenues	75,304	96,069	(20,765)	(21.6)
Property management and other costs	173,425	181,834	(8,409)	(4.6)
General and administrative	32,299	40,131	(7,832)	(19.5)
Strategic initiatives	61,961	17,231	44,730	259.6
Provisions for impairment	475,607	63,833	411,774	645.1
Litigation (benefit) provision	—	(57,131)	(57,131)	100.0
Depreciation and amortization	709,261	717,119	(7,858)	(1.1)
Net interest expense	(1,288,558)	(1,307,612)	(19,054)	1.5
Provision for income taxes	(6,469)	(7,706)	(1,237)	16.1
Equity in income of Unconsolidated Real Estate Affiliates	32,843	57,088	(24,245)	(42.5)
Reorganization items	104,976	—	104,976	100.0
Discontinued operations	(684,829)	85,208	(770,037)	(903.7)

        Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and Overage Rent) and property operating expenses (which includes real estate taxes, repairs and maintenance, marketing, other property operating costs and provision for doubtful accounts) were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties. Management and other fees revenues, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs.

        The decrease in management and other fees in 2009 were primarily due to a $15.3 million decrease in development fee income resulting from a significant decline in development activity. In addition, lease fee and specialty lease fee income decreased $4.8 million in 2009.

        The decrease in property management and other costs in 2009 were primarily due to a decrease in wages and benefits of $38.5 million. In addition, professional fees, personnel, travel, marketing, office and occupancy costs decreased $18.2 million as the result of cost reduction efforts. These decreases were offset by a $42.4 million reduction in capitalized overhead, which resulted in higher net expenses in 2009, and increased bonuses of $3.7 million.

        The decrease in general and administrative expense in 2009 is primarily due to the $15.4 million of additional deemed, non-cash executive compensation expense related to certain senior officer loans (see "Note 2) that was incurred in 2008 as well as reductions in employment levels in 2009. This decrease was partially offset by increased executive compensation of $4.8 million.

        The increase in strategic initiatives in 2009 is primarily due to a $43.1 million of professional fees for restructuring and strategic initiatives incurred through the date of our bankruptcy filing, or the Petition Date. Such costs are classified as reorganization items subsequent to the Petition Date.

        See Note 2 for a detail description of the provisions for impairment that we recognized in 2009 and 2008.

        The provision for income taxes in 2009 was primarily due to an increase in the valuation allowances on our deferred tax assets as a result of the bankruptcy.

        The decrease in equity in income of Unconsolidated Real Estate Affiliates was primarily due to our share of the impairment provisions recognized in 2009 on certain operating properties and development projects and to the currency conversion related to our international joint ventures in Brazil as well as to the overall decline in real estate net operating income from the remaining joint venture interests (see Note 5).

        Reorganization items are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, loss accruals or gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by the Debtors (see Note 2).

        As described in Notes 1 and 4, the operations of the Master Planned Communities Segment and the other properties distributed to HHC have been reclassified for presentation purposes in this Annual Report to discontinued operations. In addition, the operations of properties sold in 2010 and the Special Consideration Properties have also been classified as discontinued operations. The following table reflects the components of discontinued operations:

	Predecessor
	Year Ended December 31,
			$ Increase (Decrease)	% Increase (Decrease)
	2009	2008
	(In thousands)
Retail and other revenue	$208,585	$236,198	$(27,613)	(11.7)%
Land sales	45,997	66,557	(20,560)	(30.9)

Total Revenues	254,582	302,755	(48,173)	(15.9)

Retail and other operating expenses	154,361	149,624	4,737	3.2
Land sales operations	159,462	103,753	55,709	53.7
Impairment loss, net	639,513	12,440	627,073	5,040.8

Total Expenses	953,336	265,817	687,519	258.6

Operating (loss) income	(698,754)	36,938	(735,692)	(1,991.7)
Interest Expense, net	(19,398)	(14,427)	(4,971)	34.5
Other expenses	13,006	23,506	(10,500)	(44.7)

Net (loss) income from operations	(705,146)	46,017	(751,163)	(1,632.4)
(Provision for) benefit from income taxes	21,080	(15,754)	36,834	(233.8)
Noncontrolling interest	203	(99)	302	(305.1)
(Loss) gain on disposition of properties	(966)	55,044	(56,010)	(101.8)

Net (loss) income from discontinued operations	$(684,829)	$85,208	$(770,037)	(903.7)

Properties Included in Discontinued Operations
Consolidated Properties	Description
Plaza 9400	Sold
Gateway Overlook	Sold
Division Crossing	Sold
Halsey Crossing	Sold
Eagle Ridge	Transferred to lender
Oviedo Marketplace	Transferred to lender
HHC Properties	Transferred to HHC
Bay City	Special Consideration
Chapel Hills	Special Consideration
Chico Mall	Special Consideration
Country Hills Plaza	Special Consideration
Grand Traverse	Special Consideration
Lakeview Square	Special Consideration
Mall St. Vincent	Special Consideration
Moreno Valley Mall	Special Consideration
Northgate Mall	Special Consideration
Piedmont Mall	Special Consideration
Southland Center	Special Consideration
Total Consolidated Properties

        The decrease in land sales, land sales operations and NOI in 2009 was primarily the result of a significant reduction in margins at our Summerlin, Bridgeland and The Woodlands residential communities. In 2009, we sold 426.4 residential acres (including a bulk sale at the Fairwood Community in Maryland) compared to 272.5 acres in 2008 and average prices for lots declined as compared to 2008. Finally, we recorded a provision for impairment of $55.9 million in 2009 and $40.3 million in 2008 related to the Nouvelle at Natick condominium project which reflected the change in management's intent and business strategy with respect to marketing and pricing, reduced potential of future price increases and the likelihood that the period to complete unit sales would extend beyond the original project term.

Liquidity and Capital Resources

        Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, redevelopment of properties, tenant allowance, dividends and restructuring costs. Our primary sources of cash include operating cash flow, including our share of cash flow produced by our Unconsolidated Real Estate Affiliates and borrowings under our revolving credit facility, as recently increased.

        As of December 31, 2010, aggregated our total debt $20.72 billion consisting of our consolidated debt of $18.05 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of approximately $2.67 billion. Our consolidated debt (Note 6) consisted of the following (excluding adjustments for acquisition accounting (Note 3)):

  •
  $15.80 billion of secured mortgage debt;

  •
  $206.2 million of TRUPS;

  •
  $1.04 billion of reinstated TRCLP Bonds and $608.7 million of replacement TRCLP Bonds;

  •
  $338.8 million of secured corporate debt;

  •
  $300.0 million (amended in February 2011 to approximately $720 million and, under certain circumstances, $1 billion) revolving credit facility, none of which has been drawn; and

  •
  $30.9 million payable to HHC pursuant to the Plan.

        As of December 31, 2010, approximately $10.2 billion of our consolidated debt does not mature until dates after December 31, 2014, with the exception of the debt associated with the Special Consideration Properties. Principal amortization on these restructured secured loans resumed or commenced on the emergence of the respective borrowers. We expect to have sufficient cash provided by operations to make interest and amortization payments. These restructured loans also have financial covenants, primarily debt service coverage ratios, which will restrict our cash and operations. With respect to our share of the debt of our Unconsolidated Real Estate Affiliates, $889.1 million matures from March 7, 2011 to December 31, 2011 and $739.0 million matures in 2012. We generally believe that we will be able to extend the maturity date or refinance the $406 million of consolidated debt (excluding the Special Consideration Properties (Note 2)) and the debts of our Unconsolidated Real Estate Affiliates that matures in 2011, except for Riverchase Galleria, Silver City and Montclair; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

        Our current plan for operating capital expenditures projects estimated expenditures, excluding tenant allowances, of $113.8 million and $108.0 million in 2011 and 2012, respectively. In addition, we are currently redeveloping certain properties, including St. Louis Galleria, Fashion Place and Christiana Mall, and expect to spend approximately $82.6 million to complete these and other redevelopment projects with scheduled completion by the end of 2012.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash (used in) provided by operating activities was $(358.8) million for the period from November 10, 2010 through December 31, 2010, $41.0 million for the period from January 1, 2010 through November 9, 2010, $871.3 million for the year ended December 31, 2009, and $556.4 million for the year ended December 31, 2008.

        Cash used for Land/residential development and acquisitions expenditures was $40.2 million for the period from January 1, 2010 through November 9, 2010, a decrease from $78.2 million for the year ended December 31, 2009 and $166.1 million for the year ended December 31, 2008 as Old GGP slowed the pace of residential land development in 2010 as the result of a decrease in land sales.

        Net cash (used in) provided by certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses totaled $(167.7) million for the period from November 10, 2010 through December 31, 2010, $(188.2) million for the period from January 1, 2010 through November 9, 2010, $287.2 million in 2009, and $(117.6) million in 2008. Accounts payable and accrued expenses decreased $203.1 million from November 10, 2010 through December 31, 2010, primarily as a result of the payment of accrued interest and liabilities previously stayed by our bankruptcy filings. Such accounts decreased by $137.6 million from January 1, 2010 through November 9, 2010, increased by $355.0 million during the year ended December 31, 2009, and decreased $94.2 million during the year ended December 31, 2008. In addition, accounts and notes receivable decreased by $14.8 million from November 10, 2010 through December 31, 2010, and $79.6 million from January 1, 2010 through November 9, 2010. Such accounts increased by $22.6 million during the year ended December 31, 2009 and decreased $12.7 million during the year ended December 31, 2008.

Cash Flows from Investing Activities

        Net cash used in investing activities was $63.4 million from November 10, 2010 through December 31, 2010, $(89.2) million from January 1, 2010 through November 9, 2010, $334.6 million during the year ended December 31, 2009, and $1.21 billion for the year ended December 31, 2008.

        Cash used for acquisition/development of real estate and property additions/improvements was $54.1 million from November 10, 2010 through December 31, 2010, $223.4 million from January 1, 2010 through November 9, 2010, $252.8 million for the year ended December 31, 2009, and $1.19 billion for the year ended December 31, 2008. Activity decreased during 2010, primarily due to the completion, suspension or termination of a number of development projects in late 2008 and early 2009.

        Net investing cash provided by (used in) Unconsolidated Real Estate Affiliates was $13.5 million from November 10, 2010 through December 31,2010, $109.2 million from January 1, 2010 through November 9, 2010, $(89.7) million during the year ended December 31, 2009, and $(102.3) million during the year ended December 31, 2008.

Cash Flows from Financing Activities

        Net cash (used in) provided by financing activities was $(221.1) million from November 10, 2010 through December 31, 2010, $931.3 million from January 1, 2010 through November 9, 2010, $(51.3) million for the year ended December 31, 2009, and $722.0 million for the year ended December 31, 2008.

        Principal payments exceeded new financings by $226.3 million from November 10, 2010 through December 31, 2010 and $326.8 million from January 1, 2010 through November 9, 2010. Whereas, new financings exceeded principal payments by $20.4 million for the year ended December 31, 2009 and $418.7 million for the year ended December 31, 2008. In addition, the $350.0 million Pershing Square bridge note, which was secured during the Predecessor period, was repaid during the Successor period.

Contractual Cash Obligations and Commitments

        The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2010:

	2011	2012	2013	2014	2015	Subsequent / Other(6)	Total
	(In thousands)
Long-term debt-principal(1)	$406,832	$1,665,946	$1,674,351	$3,134,003	$2,857,912	$8,284,247	$18,023,291
Special Consideration Properties debt principal(2)	644,277	—	—	—	—	—	644,277
Interest payments(3)	1,013,850	1,027,272	881,135	785,782	516,008	2,172,543	6,396,590
Special Consideration Properties interest payments	16,052	—	—	—	—	—	16,052
Retained debt-principal	2,417	65,840	1,227	1,303	1,383	80,076	152,246
Ground lease payments	6,398	6,463	6,571	6,635	6,675	239,645	272,387
Purchase obligations(4)	109,769	—	—	—	—	—	109,769
Uncertainty in income taxes, including interest	—	—	—	—	—	8,356	8,356
Other long-term liabilities(5)	—	—	—	—	—	—	—

Total	$2,199,595	$2,765,521	$2,563,284	$3,927,723	$3,381,978	$10,784,867	$25,622,968

(1)
Excludes $24.7 million of non-cash debt market rate adjustments.

(2)
Excludes $87.9 million of non-cash debt market rate adjustments.

(3)
Based on rates as of December 31, 2010. Variable rates are based on a LIBOR rate of 0.26%. Excludes interest payments related to market rate adjustments.

(4)
Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(5)
Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $259.0 million in 2010, $255.9 million in 2009, and $252.3 million in 2008.

(6)
The remaining uncertainty in income taxes liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties (reference is made to Item 3 above, which description is incorporated into this response).

        We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $13.7 million in 2010, $13.0 million in 2009 and $13.2 million in 2008, while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $7.0 million in 2010, $7.5 million in 2009 and $7.1 million in 2008.

Off-Balance Sheet Financing Arrangements

        We do not have any off-balance sheet financing arrangements.

REIT Requirements

        In order to remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements. In determining distributions, the Board of

Directors considers operating cash flow. The Board of Directors may alternatively elect to pay a portion of any required dividend in stock.

Seasonality

        Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the second half of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual Overage Rent amounts. Accordingly, Overage Rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to: Fair Value (as defined below) of assets for measuring impairment of operating properties, development properties, joint ventures and goodwill; valuation of debt of emerged entities, useful lives of assets; capitalization of development and leasing costs; provision for income taxes; recoverable amounts of receivables and deferred taxes; initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions; and cost ratios and completion percentages used for land sales. Actual results could differ from those estimates.

Critical Accounting Policies

        Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:

Acquisition Adjustments

        The acquisition method of accounting has been applied to the assets and liabilities of the Successor to reflect the Plan and the HHC distribution. The acquisition method of accounting adjustments recorded on the Effective Date reflects the allocation of the estimated purchase price as presented in Note 3. Such adjustments reflect the amounts required to adjust the carrying values of our assets and liabilities, after giving effect to the transactions pursuant to the Plan and the HHC distribution, to the fair values of such remaining assets and liabilities and redeemable non-controlling interests, with the offset to common equity, as provided by the acquisition method of accounting.

Classification of Liabilities Subject to Compromise

        Liabilities not subject to compromise at December 31, 2009 included: (1) liabilities held by Non-Debtors and Emerged Debtor entities; (2) liabilities incurred after the Petition Date; (3) pre-petition liabilities that Debtors remaining in bankruptcy at such date expect to pay in full; and (4) liabilities related to pre-petition contracts that have not been rejected pursuant to section 365 of the Bankruptcy Code. Unsecured liabilities not subject to compromise at December 31, 2009 with respect to the Emerged Debtors are reflected at the current estimate of the probable amounts to be paid even though the amounts of such unsecured liabilities ultimately to be allowed by the Bankruptcy Court (and therefore paid at 100% pursuant to the various affective plans of reorganization) had not yet been determined. With respect to secured liabilities, GAAP bankruptcy guidance provides that Emerged Debtor mortgage loans should be recorded at their estimated Fair Value.

Impairment—Operating properties, land held for development and sale and developments in progress

        We review our consolidated and unconsolidated real estate assets, including operating properties, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant occupancy percentage changes and strategic determinations as reflected in certain bankruptcy plans of reorganization, either prospective, or filed and confirmed.

        Impairment indicators for our Master Planned Communities segment prior to the Effective Date were assessed separately for each community and included, but were not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales.

        Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

        If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted operating cash flow. A real estate asset is considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated Fair Value (the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants of the measurement date) is expensed to operations. In addition, the impairment is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

Impairment—Investment in Unconsolidated Real Estate Affiliates

        We review our investment in the Unconsolidated Real Estate Affiliates for a series of operating losses of an investee or other factors (including those discussed above) that may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties owned by such joint ventures (as part of our investment properties and developments in progress impairment process described above), we also consider the ownership and distribution preferences and limitations and rights to sell and repurchase of our ownership interests. If we determine that the decline in value of our investment is other than temporary, it is written down to its estimated Fair Value.

Impairment—Goodwill

        Old GGP reviewed its goodwill for impairment annually or more frequently if events or changes in circumstances indicated that the asset might be impaired. Since each individual rental property or each operating property was an operating segment and considered a reporting unit, Old GGP performed this test by first comparing the estimated Fair Value of each property with the book value of the property, including, if applicable, its allocated portion of aggregate goodwill. Old GGP assessed Fair Value based on estimated cash flow projections that utilized appropriate discount and capitalization rates and available market information. Estimates of future cash flows were based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the book value of a property, including its goodwill, exceeded its estimated Fair Value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. In this second step, if the implied Fair Value of goodwill was less than the book value of goodwill, then an impairment charge was recorded.

Recoverable amounts of receivables and deferred tax assets

        We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts. The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility. For straight-line rents receivable, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts. For deferred tax assets, an assessment of the recoverability of the tax asset considers the current expiration periods of the prior net operating loss carryforwards or other asset and the estimated future taxable income of our taxable REIT subsidiaries. The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees and our taxable REIT subsidiaries.

Capitalization of development and leasing costs

        We capitalize the costs of development and leasing activities of our properties. These costs are incurred both at the property location and at the regional and corporate office levels. The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases. Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized and, as a result, the amount of depreciation recognized.

Revenue recognition and related matters

        Minimum rent revenues are recognized on a straight-lined basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Straight-line rents receivable represents the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. Overage rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

        Revenues from land sales were recognized by Old GGP using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold were met. Revenues relating to transactions that did not meet the established criteria were deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. For land sale transactions in which Old GGP was required to perform additional services and incur significant costs after title had passed, revenues and cost of sales were recognized on a percentage of completion basis.

        Cost ratios for land sales were determined as a specified percentage of land sales revenues recognized for each master planned community project. The cost ratios used were based on actual costs incurred and estimates of development costs and sales revenues for completion of each project. The ratios were reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, resulted in changes to the cost ratio used for a specific project. The specific identification method was used to determine cost of sales for certain parcels of land, including acquired parcels Old GGP did not intend to develop or for which development was complete at the date of acquisition.

Recently Issued Accounting Pronouncements and Developments

        As described in Note 14 to the consolidated financial statements, new accounting pronouncements have been issued which are effective for the current or subsequent year.

Inflation

        Substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such provisions include clauses enabling us to receive Overage Rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases expire each year which may enable us to replace or renew such expiring leases with new leases at higher rents. Finally, many of the existing leases require the tenants to pay amounts related to all, or substantially all, of their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby partially reducing our exposure to increases in costs and operating expenses resulting from inflation. In general, these amounts either vary annually based on actual expenditures or are set on an initial share of costs with provisions for annual increases. Only if inflation exceeds the rate set in the leases for annual increases (typically 4% to 5%) would increases in expenses due to inflation be a risk.

        Inflation also poses a risk to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt. In certain cases, we have previously limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow us to replace variable-rate debt with fixed-rate debt in order to achieve our desired ratio of variable-rate to fixed rate date. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new debt will also continue to increase.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2010, we had consolidated debt of $18.05 billion, including $2.63 billion of variable-rate debt. Although the majority of our variable-rate debt is subject to interest rate cap agreements, such interest rate caps generally limit our interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates (0.26% at December 31, 2010). A 25 basis point movement in the interest rate on the $2.63 billion of variable-rate debt would result in a $7.1 million annualized increase or decrease in consolidated interest expense and operating cash flows.

        In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties for which similar interest rate swap agreements have not been obtained. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $26.9 million at December 31, 2010. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a nominal annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

        We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the Fair Value of our fixed-rate financing. For additional information concerning our debt, and management's estimation process to arrive at a Fair Value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 2 and 6. At December 31, 2010, the Fair Value of our consolidated debt has been estimated for this purpose to be $196.1 million lower than the carrying amount of $18.05 billion.

        We have not entered into any transactions using derivative commodity instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

Internal Controls over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S.

        As of December 31, 2010, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls—Integrated Framework." Based on this assessment, management believes that, as of December 31, 2010, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is incorporated herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the internal control over financial reporting of General Growth Properties, Inc. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 (Successor Company balance sheet), and the related consolidated statements of income and comprehensive income, equity, and cash flows for the period from November 10, 2010 through

December 31, 2010 (Successor Company operations), and for the period from January 1, 2010 through November 9, 2010 (Predecessor Company operations) and our report dated March 7, 2011 expressed an unqualified opinion on those consolidated financial statements based on our audit and the reports of other auditors and included explanatory paragraphs regarding the Company's financial statements with assets, liabilities, and a capital structure having carrying values not comparable with prior periods and the Company's change in method of accounting for noncontrolling interests.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 7, 2011

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information which appears under the captions "Proposal 1—Election of Directors," "Executive Officers," "Corporate Governance-Committees of the Board of Directors-Audit Committee" and "—Nominating & Governance Committee," "Additional Information—Stockholder Director Nominations and Other Stockholder Proposals for Presentation at the 2012 Annual Meeting," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2011 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

        We have a Code of Business Conduct and Ethics which applies to all of our employees, officers and directors, including our Chairman, Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is available on the Corporate Governance page of our website at www.ggp.com and we will provide a copy of the Code of Business Conduct and Ethics without charge to any person who requests it in writing to: General Growth Properties, Inc., 110 N. Wacker Dr., Chicago, IL 60606, Attn: Director of Investor Relations. We will post on our website amendments to or waivers of our Code of Ethics for executive officers, in accordance with applicable laws and regulations.

        Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303A 12(a) of the NYSE listing standards on June 11, 2008, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.

ITEM 11.    EXECUTIVE COMPENSATION

        The information which appears under the caption "Executive Compensation" in our proxy statement for our 2011 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information which appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for our 2011 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

        The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2010.

Plan Category	(a) Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders(1)(3)	128,680,626	11	37,289,469	(2)
Equity compensation plans not approved by security holders	—	n/a	n/a

	128,680,626	11	37,289,469

(1)
Includes 1,669,579 shares of common stock under Old GGP's stock compensation plans (all of which vested on the Effective Date) and under the Equity Plan. The Equity Plan was approved pursuant to the Plan.

(2)
Reflects shares of common stock available for issuance under the Equity Plan.

(3)
Includes shares of common stock under the employment agreement dated October 27, 2011 with Sandeep Mathrani, the Company's Chief Executive Officer, (the "Agreement"). Pursuant to the Agreement, the Company granted Mr. Mathrani an employment inducement award of options to acquire 2,000,000 shares of the Company's common stock (the "Option Grant").

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information which appears under the captions "Corporate Governance-Director Independence," and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2011 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information which appears under the captions "Proposal 2- Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees and Services" and "—Audit Committee's Pre-Approval Policies and Procedures" in our proxy statement for our 2011 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Financial Statement Schedules.

  The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)
Exhibits.

  See Exhibit Index on page S-1.

(c)
Separate financial statements.

        Not applicable.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
By:	/s/ SANDEEP MATHRANI Sandeep Mathrani Chief Executive Officer

March 7, 2011

        We, the undersigned officers and directors of General Growth Properties, Inc., hereby severally constitute Sandeep Mathrani and Steven Douglas, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments, to this Annual Report of Form 10-K and generally to do all such things in our name and behalf in such capacities to enable General Growth Properties, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or any of them, to any and all such amendments.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANDEEP MATHRANI Sandeep Mathrani	Director and Chief Executive Officer (Principal Executive Officer)	March 7, 2011
/s/ STEVEN J. DOUGLAS Steven J. Douglas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2011
/s/ RICHARD B. CLARK Richard B. Clark	Director	March 7, 2011
/s/ MARY LOU FIALA Mary Lou Fiala	Director	March 7, 2011
/s/ BRUCE J. FLATT Bruce J. Flatt	Director	March 7, 2011

Signature	Title	Date

/s/ JOHN K. HALEY John K. Haley	Director	March 7, 2011
/s/ CYRUS MADON Cyrus Madon	Director	March 7, 2011
/s/ DAVID J. NEITHERCUT David J. Neithercut	Director	March 7, 2011
/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	March 7, 2011
/s/ JOHN G. SCHREIBER John G. Schreiber	Director	March 7, 2011

GENERAL GROWTH PROPERTIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements and consolidated financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

Page Number
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms:
General Growth Properties, Inc.		F-2
GGP/Homart II, L.L.C		F-4
GGP-TRS, L.L.C.		F-5
Consolidated Balance Sheets as of December 31, 2010 (Successor) and 2009 (Predecessor)		F-6

Consolidated Statements of Income and Comprehensive Income for the period November 10, 2010 through December 31, 2010 (Successor operations), the period January 1, 2010 through November 9, 2010 and the years ended December 31, 2009 and 2008 (Predecessor operations)

F-7

Consolidated Statements of Equity for the period November 10, 2010 through December 31, 2010 (Successor operations), the period January 1, 2010 through November 9, 2010 and the years ended December 31, 2009 and 2008 (Predecessor operations)

F-8

Consolidated Statements of Cash Flows for the period November 10, 2010 through December 31, 2010 (Successor operations), the period January 1, 2010 through November 9, 2010 and the years ended December 31, 2009 and 2008 (Predecessor operations)

F-10
Notes to Consolidated Financial Statements:
Note 1	Organization	F-12
Note 2	Summary of Significant Accounting Policies	F-16
Note 3	Acquisitions and Intangibles	F-41
Note 4	Discontinued Operations and Gains (Losses) on Dispositions of Interests in Operating Properties	F-46
Note 5	Unconsolidated Real Estate Affiliates	F-49
Note 6	Mortgages, Notes and Loans Payable	F-53
Note 7	Income Taxes	F-56
Note 8	Rentals under Operating Leases	F-63
Note 9	Stock-Based Compensation Plans	F-63
Note 10	Other Assets	F-70
Note 11	Other Liabilities	F-70
Note 12	Accumulated Other Comprehensive (Loss) Income	F-71
Note 13	Commitments and Contingencies	F-71
Note 14	Recently Issued Accounting Pronouncements	F-72
Note 15	Segments	F-72
Note 16	Pro Forma Financial Information (Unaudited)	F-76
Note 17	Quarterly Financial Information (Unaudited)	F-78
Consolidated Financial Statement Schedule
Report of Independent Registered Public Accounting Firm		F-79
Schedule III—Real Estate and Accumulated Depreciation		F-80

        All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the Company) as of December 31, 2010 (Successor Company balance sheet) and as of December 31, 2009 (Predecessor Company balance sheet), and the related consolidated statements of income and comprehensive income, equity, and cash flows for the period from November 10, 2010 through December 31, 2010 (Successor Company operations) and for the period from January 1, 2010 through November 9, 2010, and for each of the two years in the period ended December 31, 2009 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of GGP/Homart II L.L.C. and GGP-TRS L.L.C., the Company's investments in which are accounted for by use of the equity method. The Company's equity of $846,369,000 and $219,618,000 in GGP/Homart II L.L.C.'s net assets as of December 31, 2010 and 2009, respectively, and of $(1,109,000), $(307,000), and $9,703,000 in GGP/Homart II L.L.C.'s net income (loss) for each of the three years in the respective period ended December 31, 2010 are included in the accompanying financial statements. The Company's equity (deficit) of $190,375,000 and $(5,284,000) in GGP-TRS L.L.C.'s net assets as of December 31, 2010 and 2009, respectively, and of $(16,403,000), $(8,624,000), and $8,564,000 in GGP-TRS L.L.C.'s net income (loss) for each of the three years in the respective period ended December 31, 2010 are included in the accompanying financial statements. The financial statements of GGP/Homart II L.L.C. and GGP-TRS L.L.C. were audited by other auditors related to the periods listed above whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based on the reports of the other auditors and the procedures that we considered necessary in the circumstances with respect to the inclusion of the Company's equity investments and equity method income in the accompanying consolidated financial statements taking into consideration (1) the basis adjustments of the equity method investments as a result of the revaluation of the investments to Fair Value as discussed in Note 3 and (2) the allocation of the equity method income between the two periods within calendar year 2010 for the Predecessor Company and Successor Company.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the reports of the other auditors, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the period from November 10, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, based on our audits and the reports of the other auditors, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2009 and the results of its operations and its cash flows for the period from January 1, 2010 through November 9, 2010 and for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, on October 21, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on November 9, 2010. Accordingly, the accompanying financial statements have been prepared in conformity with ASC 852-10 Reorganizations and ASC 805-10 Business Combinations for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3 to the financial statements.

        As discussed in Note 2 (Reclassifications) to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 7, 2011

 Report of Independent Registered Public Accounting Firm

The Members
GGP/Homart II L.L.C.:

        We have audited the consolidated balance sheets of GGP/Homart II L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 2010 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II L.L.C. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 25, 2011

 Report of Independent Registered Public Accounting Firm

The Members
GGP-TRS L.L.C.:

        We have audited the consolidated balance sheets of GGP-TRS L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2010 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP-TRS L.L.C. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 25, 2011

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	(Dollars in thousands, except share amounts)
Assets:
Investment in real estate:
Land	$4,722,674	$3,327,447
Buildings and equipment	20,300,355	22,851,511
Less accumulated depreciation	(129,794)	(4,494,297)
Developments in progress	117,137	417,969

Net property and equipment	25,010,372	22,102,630
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,153,698	1,979,313
Investment property and property held for development and sale	—	1,753,175

Net investment in real estate	28,164,070	25,835,118
Cash and cash equivalents	1,021,311	654,396
Accounts and notes receivable, net	114,099	404,041
Goodwill	—	199,664
Deferred expenses, net	175,669	301,808
Prepaid expenses and other assets	2,300,452	754,747
Assets held for disposition	591,778	—

Total assets	$32,367,379	$28,149,774

Liabilities:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$18,047,957	$7,300,772
Investment in and loans to/from Unconsolidated Real Estate Affiliates	—	38,289
Deferred tax liabilities	36,463	866,400
Permanent warrant liability	1,041,004	—
Tax indemnification liability	303,750	—
Accounts payable and accrued expenses	1,931,970	1,122,888
Liabilities held for disposition	592,122	—

Liabilities not subject to compromise	21,953,266	9,328,349
Liabilities subject to compromise	—	17,767,253

Total liabilities	21,953,266	27,095,602

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	111,608	86,077

Total redeemable noncontrolling interests	232,364	206,833

Commitments and Contingencies	—	—
Redeemable Preferred Stock: as of December 31, 2010, $0.01 par value, 500,000 shares authorized, none issued and outstanding; as of December 31, 2009, $100 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Equity:
Common stock: as of December 31, 2010, $0.01 par value, 11,000,000,000 shares authorized and 941,880,014 shares issued and outstanding; $0.01 par value, as of December 31, 2009, 875,000,000 shares authorized and 313,831,411 shares issued and outstanding	9,419	3,138
Additional paid-in capital	10,681,586	3,729,453
Retained earnings (accumulated deficit)	(612,075)	(2,832,627)
Accumulated other comprehensive income (loss)	172	(249)
Less common stock in treasury, at cost, none at December 31, 2010 and 1,449,939 shares as of December 31, 2009	—	(76,752)

Total stockholders' equity	10,079,102	822,963
Noncontrolling interests in consolidated real estate affiliates	102,647	24,376

Total equity	10,181,749	847,339

Total liabilities and equity	$32,367,379	$28,149,774

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Successor	Predecessor
	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$261,316	$1,558,069	$1,845,844	$1,922,121
Tenant recoveries	109,757	694,360	829,249	866,000
Overage rents	19,804	34,776	48,447	67,822
Management fees and other corporate revenues	8,894	54,351	75,304	96,069
Other	16,771	65,388	82,543	107,086

Total revenues	416,542	2,406,944	2,881,387	3,059,098

Expenses:
Real estate taxes	36,585	222,459	255,869	252,317
Property maintenance costs	20,901	92,212	104,644	97,664
Marketing	12,245	24,271	32,153	40,514
Other property operating costs	68,692	396,320	471,810	498,344
Provision for doubtful accounts	480	15,870	26,944	15,646
Property management and other costs	29,821	137,834	173,425	181,834
General and administrative	22,262	24,735	32,299	40,131
Strategic initiatives	—	—	61,961	17,231
Provisions for impairment	—	15,733	475,607	63,833
Litigation benefit	—	—	—	(57,131)
Depreciation and amortization	139,457	568,146	709,261	717,119

Total expenses	330,443	1,497,580	2,343,973	1,867,502

Operating income	86,099	909,364	537,414	1,191,596
Interest income	723	1,524	1,618	1,262
Interest expense	(139,130)	(1,249,444)	(1,290,176)	(1,308,874)
Permanent warrant liability expense	(205,252)	—	—	—

Loss before income taxes, noncontrolling interests, equity in income of Unconsolidated Real Estate Affiliates and reorganization items	(257,560)	(338,556)	(751,144)	(116,016)
Benefit from (provision for) income taxes	8,929	60,573	(6,469)	(7,706)
Equity in (loss) income of Unconsolidated Real Estate Affiliates	(504)	21,857	32,843	57,088
Reorganization items	—	(339,874)	104,976	—

Loss from continuing operations	(249,135)	(596,000)	(619,794)	(66,634)
Discontinued operations	(6,949)	(616,362)	(684,829)	85,208

Net (loss) income	(256,084)	(1,212,362)	(1,304,623)	18,574
Allocation to noncontrolling interests	1,868	26,604	19,934	(13,855)

Net (loss) income attributable to common stockholders	$(254,216)	$(1,185,758)	$(1,284,689)	$4,719

Basic and Diluted (Loss) Earnings Per Share:
Continuing operations	$(0.26)	$(1.84)	$(1.92)	$(0.27)
Discontinued operations	(0.01)	(1.90)	(2.19)	0.29

Total basic and diluted (loss) earnings per share	$(0.27)	$(3.74)	$(4.11)	$0.02

Dividends declared per share	$0.38	$—	$0.19	$1.50
Comprehensive Loss, Net:
Net (loss) income	$(256,084)	$(1,212,362)	$(1,304,623)	$18,574
Other comprehensive (loss) income:
Net unrealized gains (losses) on financial instruments	129	15,024	18,148	(32,060)
Accrued pension adjustment	—	1,745	763	(1,947)
Foreign currency translation	75	(16,552)	47,008	(75,779)
Unrealized (losses) gains on available-for-sale securities	(32)	38	533	(159)

Other comprehensive (loss) income	172	255	66,452	(109,945)

Comprehensive loss	(255,912)	(1,212,107)	(1,238,171)	(91,371)
Comprehensive income (loss) allocated to noncontrolling interests	1,869	26,604	(10,573)	18,160

Comprehensive loss, net, attributable to common stockholders	$(254,043)	$(1,185,503)	$(1,248,744)	$(73,211)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
	(Dollars in thousands)
Predecessor
Balance at January 1, 2008	$2,457	$844,607	$(1,101,392)	$35,658	$(95,635)	$7,457	$(306,848)
Net income			4,719			2,453	7,172
Cash distributions declared ($1.50 per share)			(389,481)				(389,481)
Contributions from noncontrolling interests in consolidated Real Estate Affiliates						14,356	14,356
Conversion of operating partnership units to common stock (1,178,142 common shares)	12	9,135					9,147
Conversion of convertible preferred units to common stock (15,000 common shares)		250					250
Issuance of common stock (23,128,356 common shares and 50 treasury shares)	232	830,053			3		830,288
Shares issued pursuant to CSA (356,661 treasury shares)		(914)	(2,432)		18,880		15,534
Restricted stock grant, net of forfeitures and compensation expense (327,433 common shares)	3	4,485					4,488
Tax provision from stock option exercises		(2,675)					(2,675)
Officer loan compensation expense		15,372					15,372
Other comprehensive income				(91,786)			(91,786)
Adjustment for noncontrolling interest in operating partnership		(117,447)					(117,447)
Adjust noncontrolling interest in OP Units		1,872,037					1,872,037

Balance at December 31, 2008	$2,704	$3,454,903	$(1,488,586)	$(56,128)	$(76,752)	$24,266	$1,860,407

Net (loss) income			(1,284,689)			1,822	(1,282,867)
Distributions declared ($0.19 per share)			(59,352)				(59,352)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,712)	(1,712)
Conversion of operating partnership units to common stock (43,408,053 common shares)	434	324,055					324,489
Issuance of common stock (69,309 common shares)	1	42					43
Restricted stock grant, net of forfeitures and compensation expense (372 common shares)	(1)	2,669					2,668
Other comprehensive income				55,879			55,879
Adjustment for noncontrolling interest in operating partnership		13,200					13,200
Adjust noncontrolling interest in OP Units		(65,416)					(65,416)

Balance at December 31, 2009	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339

Net loss			(1,185,758)			1,545	(1,184,213)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,927)	(1,927)
Restricted stock grants, net of forfeitures and compensation expense (87,059 common shares)	1	8,309					8,310
Issuance of common stock—payment of dividend (4,923,287 common shares)	49	53,346					53,395
Other comprehensive income				47,684			47,684
Adjust noncontrolling interest in OP Units		(38,854)					(38,854)
Distribution of HHC			(1,487,929)	1,268		(808)	(1,487,469)

Balance November 9, 2010, Predecessor	$3,188	$3,752,254	$(5,506,314)	$48,703	$(76,752)	$23,186	$(1,755,735)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
	(Dollars in thousands)
Effects of acquisition accounting:
Elimination of Predecessor common stock	(3,188)	(3,752,254)			76,752	(23,186)	(3,701,876)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income			5,506,314	(48,703)			5,457,611
Issuance of common stock pursuant to the Plan (643,780,488 common shares, net of 120,000,000 stock warrants issued and stock issuance costs)	6,438	5,569,060					5,575,498
Issuance of common stock to existing common shareholders pursuant to the Plan	3,176	4,443,515					4,446,691
Restricted stock grants, net of forfeitures and compensation expense (1,725,000 common shares)	17	(17)					—
Change in basis for noncontrolling interests in consolidated real estate affiliates						102,169	102,169

Balance November 9, 2010, Successor	$9,631	$10,012,558	$—	$—	$—	$102,169	$10,124,358

Net loss			(254,216)			534	(253,682)
Issuance of common stock (154,886,000 common shares, net of stock issuance costs)	1,549	2,145,488					2,147,037
Clawback of common stock pursuant to the Plan (179,276,244 common shares)	(1,792)	(1,797,065)					(1,798,857)
Restricted stock grants, net of forfeitures and compensation expense (1,315,593 common shares)	13	5,026					5,039
Stock options exercised (1,828,369 common shares)	18	4,978					4,996
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(416)	(416)
Other comprehensive income				172			172
Adjustment for noncontrolling interest in operating partnership		(11,522)					(11,522)
Issuance of subsidiary preferred shares (360 preferred shares)						360	360
Cash distributions declared ($0.038 per share)			(35,736)				(35,736)
Stock distributions declared ($0.342 per share)		322,123	(322,123)				—

Balance at December 31, 2010	$9,419	$10,681,586	$(612,075)	$172	$—	$102,647	$10,181,749

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	Period from November 10, 2010 through December 31, 2010	Predecessor
		Period ended November 9, 2010	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(256,084)	$(1,212,362)	$(1,304,623)	$18,574
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (income) of Unconsolidated Real Estate Affiliates	504	(28,064)	(49,350)	(80,496)
Provision for impairment from Equity in income of Unconsolidated Real Estate Affiliates	—	20,200	44,511	—
Provision for doubtful accounts	480	19,472	30,331	17,873
Distributions received from Unconsolidated Real Estate Affiliates	4,745	52,150	37,403	68,240
Depreciation	137,820	565,330	707,183	712,522
Amortization	4,454	38,323	47,978	47,408
Amortization\write-off of deferred finance costs	—	27,885	34,621	28,410
Amortization (accretion) of debt market rate adjustments	(2,898)	80,733	—	—
(Accretion) amortization of intangibles other than in-place leases	15,977	3,977	833	(5,691)
Straight-line rent amortization	(3,204)	(31,101)	(26,582)	(27,827)
Deferred income taxes including tax restructuring benefit	(6,357)	(497,890)	833	(4,144)
Non-cash interest expense on Exchangeable Senior Notes	—	21,618	27,388	25,777
Non-cash interest expense resulting from termination of interest rate swaps	—	9,635	(9,635)	—
Non-cash interest expense related to Special Consideration Properties	—	(33,417)	—	—
Loss (gain) on dispositions	4,976	(6,684)	966	(55,044)
Provisions for impairment	—	35,893	1,223,810	116,611
Loss on HHC distribution	—	1,117,961	—	—
Payment pursuant to Contingent Stock Agreement	(220,000)	(10,000)	(4,947)	2,849
Land/residential development and acquisitions expenditures	—	(66,873)	(78,240)	(166,141)
Cost of land and condominium sales	—	74,302	22,019	24,516
Permanent Warrant expense	205,252	—	—	—
Reorganization items—finance costs related to emerged entities/DIP Facility	—	180,790	69,802	—
Non-cash reorganization items	—	12,503	(266,916)	—
Natick revenue recognition of deferred income	—	(36,443)
(Increase) decrease in restricted cash	(78,489)	(76,513)	—	—
Glendale Matter deposit	—	—	67,054	(67,054)
Net changes:
Accounts and notes receivable	14,751	79,636	(22,601)	12,702
Prepaid expenses and other assets	26,963	(113,734)	(11,123)	26,845
Deferred expenses	(6,282)	(16,517)	(34,064)	(62,945)
Accounts payable and accrued expenses	(203,084)	(137,618)	355,025	(94,188)
Other, net	1,869	(32,174)	9,590	17,644

Net cash provided by (used in) operating activities	(358,607)	41,018	871,266	556,441

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(54,083)	(223,373)	(252,844)	(1,187,551)
Proceeds from sales of investment properties	—	39,450	6,416	72,958
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	—	94	—	—
Proceeds from sales of properties	108,914	—	—	—
Increase in investments in Unconsolidated Real Estate Affiliates	(6,496)	(51,448)	(154,327)	(227,821)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	19,978	160,624	74,330	110,533
Loans to Unconsolidated Real Estate Affiliates, net	—	—	(9,666)	15,028
(Increase) decrease in restricted cash	(4,943)	(10,363)	6,260	(12,419)
Distributions of HHC	—	(3,565)	—	—
Other, net	—	(579)	(4,723)	20,282

Net cash used in investing activities	63,370	(89,160)	(334,554)	(1,208,990)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Successor
	Period from November 10, 2010 through December 31, 2010	Predecessor
		Period ended November 9, 2010	2009	2008
	(In thousands)
Cash Flows from Financing Activities:
Proceeds from refinance/issuance of the DIP facility	—	—	400,000	—
Proceeds from issuance (repayment) of Pershing Note	(350,000)	350,000	—	—
Proceeds from refinance/issuance of mortgages, notes and loans payable	—	431,386	—	3,732,716
Principal payments on mortgages, notes and loans pursuant to the Plan	—	(2,258,984)	—	—
Clawback of Common Stock pursuant to the Plan	(1,798,857)	—	—	—
Principal payments on mortgages, notes and loans payable	(226,319)	(758,182)	(379,559)	(3,314,039)
Deferred finance costs	—	—	(2,614)	(63,236)
Finance costs related to the Plan	—	(180,790)	(69,802)	—
Cash distributions paid to common stockholders	—	(5,957)	—	(389,528)
Cash distributions paid to holders of Common Units	—	—	(1,327)	(78,255)
Cash distributions paid to holders of perpetual and convertible preferred units	—	(16,199)	—	(8,812)
Proceeds from issuance of common stock and warrants, including from common stock plans	2,147,037	3,371,769	43	829,291
Other, net	7,088	(1,698)	1,950	13,871

Net cash (used in) provided by financing activities	(221,051)	931,345	(51,309)	722,008

Net change in cash and cash equivalents	(516,288)	883,203	485,403	69,459
Cash and cash equivalents at beginning of period	1,537,599	654,396	168,993	99,534

Cash and cash equivalents at end of period	$1,021,311	$1,537,599	$654,396	$168,993

Supplemental Disclosure of Cash Flow Information:
Interest paid	$93,987	$1,409,681	$1,061,512	$1,342,659
Interest capitalized	208	2,627	53,641	66,244
Income taxes paid	179	5,247	19,826	43,835
Reorganization items paid	154,668	317,774	120,726	—
Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$—	$3,224	$324,489	$9,147
Common stock issued pursuant to Contingent Stock Agreement	—	—	—	15,533
Common stock issued in exchange for convertible preferred units	—	—	—	250
Change in accrued capital expenditures included in accounts payable and accrued expenses	5,928	(73,618)	(86,367)	67,339
Change in deferred contingent property acquisition liabilities	—	161,622	(174,229)	178,815
Assumption of debt by purchaser in conjunction with sale of office building	—	—	—	84,000
Deferred financing costs payable in conjunction with the DIP Facility	—	—	19,000	—
Recognition of note payable in conjunction with land held for development and sale	—	—	6,520	—
Mortgage debt market rate adjustments related to Emerged Debtors prior to the Effective Date	—	323,318	342,165	—
Gain on Aliansce IPO	—	9,652	—	—
Debt payoffs via deeds in lieu	$—	97,539	—	—
Non-Cash Stock Transactions related to the Plan:
Stock Issued for paydown of the DIP facility	$—	$400,000	$—	$—
Stock Issued for debt paydown pursuant to the Plan	—	2,638,521	—	—
Stock issued for reorganization costs pursuant to the Plan	—	960	—	—
Non-Cash distribution of HHC spin-off:
Assets	$—	$3,618,819	$—	$—
Liabilities and equity	—	(3,622,384)	—	—
Supplemental Cash Flow Information Related to Acquisition Accounting:
Non-cash changes related to acquisition accounting:
Land	$—	$1,726,166	$—	$—
Buildings and equipment	—	(1,605,345)	—	—
Less accumulated depreciation	—	4,839,700	—	—
Investment in and loans to/from Unconsolidated Real Estate Affiliates	—	1,577,408	—	—
Deferred expenses, net	—	(258,301)	—	—
Mortgages, notes and loans payable	—	(421,762)	—	—
Equity	—	(6,421,548)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

General

        General Growth Properties, Inc. ("GGP", the "Successor" or the "Company"), a Delaware corporation, formerly known as New GGP, Inc., was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". GGP is the successor registrant by merger, on November 9, 2010 (the "Effective Date") with GGP, Inc. ("Old GGP" or the "Predecessor"). Old GGP had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the Southern District of New York (the "Bankruptcy Court") on April 16, 2009 (the "Petition Date") and emerged from bankruptcy, pursuant to a plan of reorganization (the "Plan") on the Effective Date as described below.

        GGP, through its subsidiaries and affiliates, operates, manages, develops and acquires retail and other rental properties, primarily regional malls, which are located primarily throughout the United States. GGP also holds assets in Brazil (Note 5). Additionally, prior to the Effective Date, Old GGP had developed and sold land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts. In these notes, the terms "we," "us" and "our" refer to GGP and its subsidiaries or, in certain contexts, Old GGP and its subsidiaries.

        Substantially all of our business is conducted through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). As of December 31, 2010, common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership was as follows:

99%	GGP, as sole general partner and as a limited parter
1	Limited partners that indirectly include family members of the original stockholders of Old GGP and certain previous contributors of properties to the Operating Partnership

100%

        The Operating Partnership also has preferred units of limited partnership interest (the "Preferred Units") outstanding. The terms of the Preferred Units provide that the Preferred Units are convertible into Common Units which then are redeemable for cash or, at our option, shares of GGP common stock (Note 2).

        In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

  •
  GGPLP L.L.C., a Delaware limited liability company (the "LLC"), has ownership interests in the majority of our Consolidated Properties (as defined below).

  •
  The Rouse Company, LLC ("TRCLLC"), which has ownership interests in certain Consolidated Properties and Unconsolidated Properties (each as defined below) and is the borrower of certain unsecured bonds (Note 6).

  •
  General Growth Management, Inc. ("GGMI"), a taxable REIT subsidiary (a "TRS"), which manages, leases, and performs various services for some of our Unconsolidated Real Estate

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 ORGANIZATION (Continued)

    Affiliates (defined below) and, through July 2010, had performed such services for 19 properties owned by unaffiliated third parties, all located in the United States. GGMI also performs marketing and strategic partnership services at all of our Consolidated Properties.

        In this report, we refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under generally accepted accounting principles ("GAAP") as the "Consolidated Properties." Some properties are held through joint venture entities in which we own a non-controlling interest ("Unconsolidated Real Estate Affiliates") and we refer to those properties as the "Unconsolidated Properties." Collectively, we refer to the Consolidated Properties and Unconsolidated Properties as our "Company Portfolio."

Chapter 11 and the Plan

        In the fourth quarter of 2008 we suspended our cash dividend and halted or slowed nearly all development and redevelopment projects other than those that were substantially complete, could not be deferred as a result of contractual commitments, and joint venture projects. As we had significant past due, or imminently due, and cross-collateralized or cross-defaulted debt on the Petition Date, Old GGP and certain of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11. On April 22, 2009, certain additional domestic subsidiaries (collectively with the subsidiaries filing on the Petition Date and Old GGP, the "Debtors") of Old GGP also filed voluntary petitions for relief in the Bankruptcy Court (collectively, the "Chapter 11 Cases") which the Bankruptcy Court ruled could be jointly administered. However, neither GGMI, certain of the wholly-owned subsidiaries of Old GGP, nor any of our joint ventures, (collectively, the "Non-Debtors") either consolidated or unconsolidated, sought such protection.

        In the aggregate, the Debtors, all of which are consolidated in the accompanying consolidated financial statements, owned and operated 166 of the more than 200 regional shopping centers that Old GGP owned and managed at such time. The Non-Debtors continued their operations and were not subject to the requirements of Chapter 11. The commencement of the Chapter 11 Cases triggered defaults on substantially all debt obligations of the Debtors, but the creditors were stayed from taking any action as a result of such defaults due to the provisions of Chapter 11.

        Up to immediately prior to the Effective Date, of the total 388 Debtors with approximately $21.83 billion of debt that filed in 2009 for Chapter 11 protection, 262 Debtors owning 146 properties with $14.89 billion of secured mortgage loans had filed consensual plans of reorganization and emerged from bankruptcy (the "Emerged Debtors"). During the period up to the Effective Date in 2010, 149 Debtors owning 96 properties with $10.23 billion of secured mortgage debt had emerged from bankruptcy, while 113 Debtors owning 50 properties with $4.66 billion secured debt had emerged from bankruptcy as of December 31, 2009 (the "2009 Emerged Debtors").

        The Plan was based on the agreements (collectively, as amended and restated, the "Investment Agreements") with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (the "Brookfield Investor"), an affiliate of Fairholme Funds, Inc. ("Fairholme") and an affiliate of Pershing Square Capital Management, L.P. ("Pershing Square" and together with the Brookfield Investor and Fairholme, the "Plan Sponsors"), pursuant to which Old GGP would be divided into two companies, New GGP, Inc. and The Howard Hughes Corporation ("HHC"), a newly formed real estate company, and the Plan Sponsors would invest in the Company's standalone emergence plan. As a result of the Investment Agreements, the Company had equity commitments for $6.55 billion ($6.30 billion for

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 ORGANIZATION (Continued)

New GGP, Inc. and $250 million for HHC) subject to the conditions set forth in such agreements. Finally, the Plan Sponsors had entered into an agreement with The Blackstone Group ("Blackstone") whereby Blackstone was given the option to subscribe for approximately 7.6% of the New GGP and HHC shares to be issued to the Plan Sponsors and receive a pro rata portion of each Plan Sponsors' Permanent Warrants (as defined below). On September 21, 2010, we entered into a financing commitment agreement for a $300.0 million (amended in February 2011 to $720 million and, under certain conditions, to $1 billion) senior secured revolving facility which commenced on the Effective Date and on which no amounts had been drawn upon as of December 31, 2010 and through March 7, 2011.

        On August 17, 2010, GGP filed with the Bankruptcy Court its third amended and restated disclosure statement and the plan of reorganization, supplemented on September 30, 2010 and October 21, 2010 for the 126 Debtors then remaining in the Chapter 11 Cases (the "TopCo Debtors"). On October 21, 2010, the Bankruptcy Court entered an order confirming the Plan. Pursuant to the Plan, on the Effective Date, Old GGP merged with a wholly-owned subsidiary of New GGP, Inc. and New GGP, Inc. was re-named General Growth Properties, Inc. Also pursuant to the Plan, prepetition creditor claims were satisfied in full and equity holders received newly issued common stock in New GGP, Inc. and in HHC. After such distribution, HHC became a publicly-held company, majority-owned by Old GGP's previous stockholders. GGP does not own any ownership interst in HHC as of, or subsequent to, the Effective Date. HHC assets, all formerly owned by Old GGP, on the Effective Date consisted primarly of the following:

  •
  four master planned communities;

  •
  nine mixed-use development opportunities;

  •
  four mall developmental projects;

  •
  seven redevelopment-opportunity retail malls; and

  •
  interests in eleven other real estate assets or projects.

        Pursuant to the Investment Agreements, the Plan Sponsors and Blackstone purchased on the Effective Date $6.3 billion of New GGP, Inc. common stock at $10.00 per share and $250.0 million of HHC stock at $47.619048 per share. Also pursuant to the Investment Agreement with Pershing Square, 35 million shares (representing $350 million of Pershing Square's equity capital commitment) were designated as "put shares". The payment for these 35 million shares was fulfilled on the Effective Date by the payment of cash at closing in exchange for unsecured notes to Pershing Square which were scheduled to be payable six months from the Effective Date (the "Pershing Square Bridge Notes). The Pershing Square Bridge Notes were pre-payable at any time without premium or penalty. In addition, we had the right (the "put right") to sell up to 35 million shares of common stock, subject to reduction as provided in the Investment Agreement, to Pershing Square at $10.00 per share (adjusted for dividends) within six months following the Effective Date to fund the repayment of the Pershing Square Bridge Notes to the extent that they had not already been repaid. In connection with our reserving shares for repurchase after the Effective Date, we paid to Fairholme and/or Pershing Square, as applicable, in cash on the Effective Date, an amount equal to approximately $38.75 million. No fee was required to be paid to Texas Teachers. In addition, pursuant to agreement with the Teachers Retirement System of Texas ("Texas Teachers"), Texas Teachers purchased on the Effective Date $500 million of New GGP, Inc. common stock at $10.25 per share.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 ORGANIZATION (Continued)

        In lieu of the fees that would be customary in similar transactions, pursuant to the Investment Agreements, interim warrants were issued to the Brookfield Investor and Fairholme to purchase approximately 103 million shares of Old GGP at $15.00 per share (the "Interim Warrants") on May 10, 2010. The Interim Warrants vested: 40% upon issuance, 20% on July 12, 2010, and the remaining were scheduled to vest in equal daily installments from July 13, 2010 to December 31, 2010, except that any Interim Warrants that had not vested on or prior to termination of the Brookfield Investor or Fairholme's Investment Agreement, as the case may be, would not vest and would be cancelled. The Interim Warrants could only be exercised if the Investment Agreements were not consummated. The Investment Agreements further provided that Interim Warrants would be cancelled and warrants to purchase equity of HHC and New GGP, Inc. would be issued to the Plan Sponsors (the "Permanent Warrants") if the Investment Agreements were consummated. As the Investment Agreements were consummated, no expense has been recognized for the issuance of the Interim Warrants. With respect to the Permanent Warrants, eight million warrants to purchase equity of HHC at an exercise price of $50.00 per share and 120 million warrants to purchase equity of New GGP, Inc. were issued on the Effective Date. The Brookfield Investor and Blackstone, respectively, received 57.5 million and 2.5 million of our Permanent Warrants at an exercise price of $10.75 per share; Fairholme, Pershing Square and Blackstone, respectively, received 41.07 million, 16.43 million and 2.5 million of our Permanent Warrants at an exercise price of $10.50 per share. The Permanent Warrants are fully vested and the exercise prices will be subject to adjustment for future dividends, stock dividends, splits or reverse splits of our common stock or certain other events. In such regard, on the record date of the 2010 dividend (December 30, 2010), the number of outstanding Permanent Warrants was increased to 123,144,000 and the exercise prices were modified to $10.23 and $10.48, respectively. Each such Permanent Warrant has a term of seven years from the Effective Date. The Brookfield Investor Permanent Warrants and the Blackstone Investors Permanent Warrants are immediately exercisable, while the Fairholme Permanent Warrants and the Pershing Square Permanent Warrants will be exercisable (for the initial 6.5 years) only upon 90 days prior notice.

        The estimated $835.8 million and $1.0 billion Fair Value (as defined in Note 2), on the Effective Date and December 31, 2010, respectively, of the Permanent Warrants is required by GAAP to be recorded as a liability as the holders of the Permanent Warrants could require GGP to settle such warrants in cash in the circumstance of a subsequent change of control (a circumstance that we consider to be remote). Such Fair Values were estimated using an option pricing model and level 3 inputs due to the unavailability of comparable market data (Note 2). Subsequent to the Effective Date, changes in the Fair Value of the Permanent Warrants have been and will continue to be recognized in earnings.

        Pursuant to the Plan, each holder of a share of Old GGP common stock received on the Effective Date a distribution of 0.098344 of a share of common stock of HHC. Following the distribution of the shares of HHC common stock, each existing share of Old GGP common stock converted into and represented the right to receive one share of New GGP, Inc. common stock. No fractional shares of HHC or New GGP, Inc. were issued (i.e., the number of shares issued to each record holder was "rounded down"). Following these transactions, the Old GGP common stock ceased to exist.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 ORGANIZATION (Continued)

        After the transactions on the Effective Date, the Plan Sponsors, Blackstone (as it exercised its subscription rights described above) and Texas Teachers owned a majority of the outstanding common stock of GGP. The Old GGP common stockholders held approximately 317 million shares of GGP common stock at the Effective Date; whereas, the Plan Sponsors, Blackstone and Texas Teachers held approximately 644 million shares of New GGP common stock on such date.

        The Investment Agreements with Fairholme and Pershing Square permitted us to repurchase (within 45 days of the Effective Date) up to 155 million shares in the aggregate issued to such investors at a price of $10.00 per share. We had a similar right for up to 24.4 million shares issued to Texas Teachers at a price of $10.25 per share (the "Clawback"). Accordingly, on October 11, 2010, we gave notice to Fairholme, Pershing Square and Texas Teachers of our election to reserve the portion of their shares to be issued on the Effective Date eligible for the Clawback and agreed to pay on the Effective Date, as provided by the Investment Agreements, $38.75 million to Fairholme and Pershing Square for such reservation. On November 15, 2010 (and November 23, 2010 with the over allotment option), we sold an aggregate of approximately 154.9 million common shares to the public at $14.75 per share and repurchased an equal number of shares from Fairholme and Pershing as permitted under the Clawback and repaid the Pershing Square Bridge Notes in full, including accrued interest. We also used a portion of the offering proceeds after such repurchase to repurchase approximately 24.4 million shares from Texas Teachers, also as permitted under the Clawback.

Shareholder Rights Plan

        Old GGP had a shareholder rights plan (with a scheduled expiration date, as amended, of the plan on November 18, 2010) which could have had an impact on a potential acquirer unless the acquirer negotiated with our Board of Directors and the Board of Directors approved the transaction. The Plan did not include a similar rights plan for GGP after emergence from bankruptcy so this plan was no longer in effect as of the Effective Date.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of GGP, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the noncontrolling partner's share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner's ownership percentage) is included in noncontrolling interests in Consolidated Real Estate Affiliates as permanent equity of the Company. All significant intercompany balances and transactions have been eliminated.

        The structure of the Plan Sponsors' investments triggered the application of the acquisition method of accounting, as the Plan and the consummation of the Investment Agreements and the Texas Teachers investment agreement constituted a "transaction or event in which an acquirer obtains control of one or more "businesses" or a "business combination" requiring such application. New GGP, Inc. is the acquirer that obtains control as it obtains all of the common stock of Old GGP (a business for purposes of applying the acquisition method of accounting) in exchange for issuing its stock to the Old GGP common stockholders on a one-for-one basis (excluding fractional shares). The acquisition method of accounting was applied at the Effective Date and, therefore, the Successor's balance sheet at December 31, 2010 and income statement, statement of cash flows and equity for the period

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

November 10, 2010 through December 31, 2010 reflects the revaluation of Old GGP's assets and liabilities to Fair Value as of the Effective Date (Note 3).

Reclassifications

        Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the current period presentation. As of January 1, 2009 we retrospectively adopted a new generally accepted accounting principle related to convertible debt instruments that may be settled in cash upon conversion, which required us to separately account for the liability and equity components of our Exchangeable Senior Notes, which were repaid in full pursuant to the Plan (the "Exchangeable Notes"), in a manner that reflected the nonconvertible debt borrowing rate when interest cost was recognized in subsequent periods. We also retrospectively adopted as of January 1, 2009 a new generally accepted accounting principle related to noncontrolling interests in consolidated financial statements, which changed the reporting for minority interests in our consolidated joint ventures by re-characterizing them as noncontrolling interests and re-classifying certain of such minority interests as a component of permanent equity in our Consolidated Balance Sheets. All periods presented reflect the necessary retrospective changes.

        Balance sheet amounts for properties to be disposed of, including Special Consideration Properties (as defined in Note 2) have been reclassified to assets and liabilities held for disposition at December 31, 2010. Income statement amounts for properties sold, disposed or to be disposed of, including the Special Consideration Properties have been reclassified to discontinued operations, for all periods presented. In addition, certain income statement disclosures in the accompanying footnotes exclude amounts which have been reclassified to discontinued operations. (See Note 4)

Pre-Petition Date Claims and Classification of Liabilities Subject to Compromise

        During September 2009, the Debtors filed with the Bankruptcy Court their schedules of the assets and liabilities existing on the Petition Date. In addition, November 12, 2009 was established by the Bankruptcy Court as the general bar date (the date by which most entities that wished to assert a pre-petition claim against a Debtor had to file a proof of claim in writing). Although as of the Effective Date, all Debtors have emerged from bankruptcy, certain differences between liability amounts estimated by the Debtors and claims submitted by creditors have not yet been resolved and may be submitted to the Bankruptcy Court which will make a final determination of the allowable claim. The various plans of reorganization of the Debtors provide that all allowed claims, that is, undisputed or Bankruptcy Court affirmed claims of creditors against the Debtors, are to be paid in full. Our aggregate liabilities include provisions for claims against Debtors that were timely submitted to the Bankruptcy Court and have been recorded, as appropriate, based upon the GAAP guidance for the recognition of contingent liabilities and on our evaluations of such claims. Accordingly, we currently believe that the aggregate amount of claims recorded by the Debtors will not vary materially from the amount of claims that will ultimately be allowed or resolved by the Bankruptcy Court.

        Liabilities not subject to compromise at December 31, 2009 included: (1) liabilities held by Non-Debtor entities and Debtors that had, as of such date, emerged from bankruptcy; (2) liabilities incurred after the Petition Date; (3) certain pre-Petition Date liabilities the TopCo Debtors expect to pay in full, even though certain of these amounts may not be paid until the Plan is effective; (4) liabilities related to pre-petition contracts that affirmatively have not been rejected; and

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(5) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Debtors expected to pay in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

        All liabilities incurred by the Debtors prior to the Petition Date other than those specified above were, at December 31, 2009, considered liabilities subject to compromise. The amounts of the various categories of liabilities that were subject to compromise are set forth below. These amounts represented the then estimates of known or potential pre-Petition Date claims likely to be resolved in connection with the bankruptcy filings. Although such claims at December 31, 2009 remained subject to future adjustments due to further negotiations with creditors and actions of the Bankruptcy Court, as the Debtors had emerged from bankruptcy or did emerge on the Effective Date pursuant to plans of reorganization providing for, in general, full payment of allowed claims, substantially all recorded liabilities at December 31, 2009 were settled or reinstated in 2010. The amounts subject to compromise at December 31, 2009 consisted of the following items:

Predecessor
December 31, 2009
(In thousands)
Mortgages and secured notes	$11,148,467
Unsecured notes	6,006,778
Accounts payable and accrued liabilities	612,008

Total liabilities subject to compromise	$17,767,253

        The classification of liabilities "not subject to compromise" versus liabilities "subject to compromise" was based on the then available information and analysis.

Reorganization Items

        Reorganization items are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income of the Predecessor. These items include professional fees and similar types of expenses and gains on liabilities subject to compromise directly related to the Chapter 11 Cases, resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases.

        With respect to certain retained professionals, the terms of engagement and the timing of payment for services rendered were, and remain after the Effective Date, subject to approval by the Bankruptcy Court. In addition, certain of these retained professionals had agreements that provided for success or completion fees that became payable upon the Effective Date. Such fees, currently estimated at approximately $52.5 million in the aggregate, have been deemed probable of being paid; and therefore, we accrued such amount from the date the Bankruptcy Court approved retention of those professionals to the Effective Date. As of March 7, 2011, substantially all of these success or completion fees have been paid.

        In addition, the key employee incentive program (the "KEIP") provided for payment to certain key employees upon successful emergence from bankruptcy. The amount payable under the KEIP was

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

calculated based upon a formula related to the recovery to creditors and equity holders on the Effective Date and on February 7, 2011, 90 days after the Effective Date. Approximately $181.5 million was paid (in two installments, November 12, 2010 and February 25, 2011) under the KEIP, which we recognized from the date the KEIP was approved by the Bankruptcy Court to the Effective Date. We accrued a liability for the KEIP in Accounts payable and accrued expense on the Consolidated Balance Sheets of approximately $115.5 million and $27.5 million as of December 31, 2010 and 2009, respectively.

        Reorganization items are as follows:

	Predecessor
Reorganization Items	Period from January 1, 2010 to November 9, 2010	Post-Petition Period Ended December 31, 2009
	(in thousands)
Gains on liabilities subject to compromise—other(1)	$(6,358)	$(8,377)
Gains on liabilities subject to compromise—mortgage debt(2)	(197,568)	(276,556)
Interest income(3)	(181)	(30)
U.S. Trustee fees(4)	4,356	3,591
Restructuring costs(5)	539,625	176,396

Total reorganization items	$339,874	$(104,976)

(1)
This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations. Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court and for which payments on an installment basis began in July 2009. Also included is a $3.4 million gain related to the accrued interest associated with the forgiveness of debt as a result of the the paydown of debt for Stonestown Galleria in June 2010.

(2)
Such net gains include the Fair Value adjustments of mortgage debt, as well as a $36.9 million recorded for the period ended November 9, 2010 resulting from the write off of existing Fair Value of debt adjustments for the entities that emerged from bankruptcy and a $33.9 million gain recorded in June 2010 as the result of the forgiveness of debt associated with the paydown of debt for Stonestown Galleria. Also included is a $3.4 million gain related to the accrued interest associated with the forgiveness of debt as a result of the the paydown of debt for Stonestown Galleria in June 2010.

(3)
Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 cases.

(4)
Estimate of fees due remain subject to confirmation and review by the Office of the United States Trustee ("U.S. Trustee").

(5)
Restructuring costs primarily include professional fees incurred related to the bankruptcy filings, the estimated KEIP payment, finance costs incurred by the Emerged Debtors and the write off of unamortized deferred finance costs related to the Emerged Debtors.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Properties

        Real estate assets are stated at cost (Note 3) less any provisions for impairments. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized to the extent the total carrying amount of the property does not exceed the estimated Fair Value of the completed property. Real estate taxes and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the constructed assets.

        Pre-development costs, which generally include legal and professional fees and other directly-related third-party costs, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed (see also our impairment policies in this Note 2 below).

        Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the applicable lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

        Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	45
Equipment and fixtures	5–10
Tenant improvements	Applicable lease term

        Accumulated depreciation was reset to zero on the Effective Date as described in Note 3 in conjunction with the application of the acquisition method of accounting due to the Plan and the Investment Agreements.

Impairment

Operating properties and land held for development and redevelopment, including assets to be sold after such development or redevelopment

        The generally accepted accounting principles related to accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its Fair Value (as defined below). We review our consolidated and unconsolidated real estate assets, including operating properties, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Impairment indicators for our Master Planned Communities segment were, up to the Effective Date, assessed separately for each community and included, but were not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales.

        Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, developments in progress, and land held for development and redevelopment are assessed by project and include, but are not limited to, significant changes the Company's plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

        If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows. The cash flow estimates used both for determining recoverability and estimating Fair Value (as described immediately below) are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets. Fair Value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ("Fair Value"). Although the estimated Fair Value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated Fair Value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

        Old GGP recorded impairment charges related to its operating properties, land held for development and sale, and properties under development of $35.5 million for the period from January 1, 2010 to November 9, 2010, $1.08 billion for the year ended December 31, 2009 and $83.8 million for the year ended December 31, 2008, as presented in the table below. These impairment charges, except for $19.7 million, $748.2 million and $52.8 million, respectively, of such impairments included in discontinued operations, are included in Provisions for impairment in the Predecessor's Consolidated Statements of Income and Comprehensive Income.

        Due to the application of acquisition accounting on the Effective Date (Note 3) which set the carrying value of our properties to Fair Value at November 9, 2010, no provisions for impairment were necessary for the Successor at December 31, 2010.

Investment in Unconsolidated Real Estate Affiliates

        In accordance with the generally accepted accounting principles related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that an other-than-temporary decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties, land held for development and sale and developments in progress owned by such joint ventures (as part of our investment property impairment process described above), we

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests. Based on our evaluations, no provisions for impairment were recorded for the years ending December 31, 2009 and 2008 related to our investments in Unconsolidated Real Estate Affiliates. In 2010, the Predecessor recorded an impairment provision of approximately $21.1 million related to its sale of its investment interest in Turkey (Note 5), recorded in equity in loss of Unconsolidated Real Estate Affilates.

Goodwill

        The application of acquisition accounting on the Effective Date did not yield any goodwill for the Successor and all prior Old GGP goodwill amounts were eliminated (Note 3). With respect to Old GGP, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed was recorded as goodwill. Goodwill was recognized and allocated to specific properties in our Retail and Other Segment since each individual rental property or each operating property was an operating segment and considered a reporting unit. The generally accepted accounting principles related to goodwill and other intangible assets states that goodwill should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Old GGP performed this test by first comparing the estimated Fair Value of each property with our book value of the property, including, if applicable, its allocated portion of aggregate goodwill. Old GGP assessed Fair Value based on estimated future cash flow projections that utilize discount and capitalization rates which are generally unobservable in the market place (Level 3 inputs) under these principles, but approximate the inputs we believe would be utilized by market participants in assessing Fair Value. Estimates of future cash flows were based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the carrying amount of a property, including its goodwill, exceeds its estimated Fair Value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied Fair Value of goodwill was less than the carrying amount of goodwill, an impairment charge was recorded.

        As of December 31, 2009 and 2008 and as of the end of each quarter in 2009, Old GGP performed interim impairment tests of goodwill as changes in market and economic conditions indicated an impairment of the asset might have occurred. As a result of the procedures performed, Old GGP recorded provisions for impairment of goodwill of $140.6 million and $32.8 million for the years ended December 31, 2009 and 2008, respectively, as presented in the table below. During 2010,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

until the Effective Date, there were no events or circumstances that indicated that the then current carrying amount of goodwill might be impaired.

	Predecessor
	2010	2009	2008
	(In thousands)
Balance as of January 1,
Goodwill before accumulated impairment losses*	$373,097	$373,097	$373,097
Accumulated impairment losses	(173,433)	(32,806)	—

Goodwill, net	199,664	340,291	373,097
Goodwill impairment losses during the year	—	(140,627)	(32,806)

Balance as of December 31 (November 9 for 2010),
Goodwill before accumulated impairment losses*	373,097	373,097	373,097
Accumulated Goodwill impairment losses	(173,433)	(173,433)	(32,806)

Goodwill, net	$199,664	$199,664	$340,291

*
Resulting from Old GGP's merger with The Rouse Company ("TRC") in 2004

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of all Impairment Provisions:

			Predecessor(1)
Impaired Asset	Location	Method of Determining Fair Value	Period from January 1, 2010 through November 9, 2010	2009	2008
			(In thousands)
Cache Valley Mall	Logan, UT	Discounted cash flow analysis(7)	$—	$3,169	$—
Cache Valley Marketplace	Logan, UT	Discounted cash flow analysis(7)	—	938	—
Foothills Mall	Fort Collins, CO	Discounted cash flow analysis(7)	—	57,602	—
North Plains Mall	Clovis, NM	Discounted cash flow analysis(7)	—	2,496	—
Owings Mills Mall	Owings Mills, MD	Discounted cash flow analysis(6)	—	51,604	—
Owings Mills-Two Corporate Center	Owings Mills, MD	Projected sales price analysis(8)	—	7,880	—
The Pines	Pine Bluff, AR	Direct Capitalization method(4)	11,057	—	—
Plaza 800	Sparks, NV	Projected sales price analysis(4)	4,516	—	—
River Falls Mall	Clarksville, IN	Discounted cash flow analysis(6)	—	82,893	—
The Shoppes At The Palazzo	Las Vegas, NV	Discounted cash flow analysis(7)	—	37,914	—
Silver Lake Mall	Coeur d'Alene, ID	Discounted cash flow analysis(7)	—	10,134	—
Southshore Mall	Aberdeen, WA	Projected sales price analysis(4)	—	—	3,951
Spring Hill Mall	West Dundee, IL	Discounted cash flow analysis(7)	—	59,050	—
Various pre-development costs(5)			160	21,300	27,076
Goodwill(6)			—	140,627	32,806

Total provisions for impairment from continuing operations			$15,733	$475,607	$63,833

Allen Towne Mall	Allen, TX	Projected sales price analysis(8)	$—	$29,063	$—
Bay City Mall	Bay City, MI	Estimated fair value of debt(3)	2,309	830	—
The Bridges At Mint Hill	Charlotte, NC	Comparable property market analysis(4)	—	16,636	—
Century Plaza	Birmingham, AL	Projected sales price analysis(8)	—	—	7,819
Chico Mall	Chico, CA	Estimated fair value of debt(3)	895	4,127	—
Cottonwood Mall	Holladay, UT	Comparable property market analysis(4)	—	50,768	—
Country Hills Plaza	Ogden, UT	Estimated fair value of debt(3)	—	287	—
Eagle Ridge Mall	Lake Wales, FL	Estimated fair value of debt(3)	266	22,301	—
Elk Grove Promenade	Elk Grove, CA	Comparable property market analysis(4)	—	175,280	—
Fairwood Master Planned Community	Columbia, MD	Projected sales price analysis(2)	—	52,769	—
Kendall Town Center	Miami, FL	Projected sales price analysis(8)	—	35,518	—
Lakeview Square	Battle Creek, MI	Estimated fair value of debt(3)	7,057	2,764	—
Landmark Mall	Alexandria, VA	Discounted cash flow analysis(6)	—	27,323	—
Moreno Valley Mall	Moreno Valley, CA	Estimated fair value of debt(3)	6,608	2,873	—
Northgate Mall	Chattanooga, TN	Estimated fair value of debt(3)	1,398	14,904	—
Nouvelle at Natick	Natick, MA	Discounted cash flow analysis(2)	—	55,923	40,346
Oviedo Marketplace	Oviedo, FL	Estimated fair value of debt(3)	1,184	3,438	—
Piedmont Mall	Danville, VA	Estimated fair value of debt(3)	—	7,232	—
Plaza 9400	Sandy, UT	Projected sales price analysis(8)	—	5,409	—
Princeton Land East, LLC	Princeton, NJ	Comparable property market analysis(4)	—	8,904	—
Princeton Land LLC	Princeton, NJ	Comparable property market analysis(4)	—	13,356	—
Redlands Promenade	Redlands, CA	Projected sales price analysis(8)	—	6,747	—
The Shops At Summerlin Centre	Las Vegas, NV	Comparable property market analysis(4)	—	176,141	—
The Village At Redlands	Redlands, CA	Projected sales price analysis(8)	—	5,537	—
Various pre-development costs(5)			—	30,073	4,613

Total provisions for impairment from discontinuing operations			$19,717	$748,203	$52,778

Total provisions for impairment			$35,450	$1,223,810	$116,611

(1)
Due to the application of the acquisition method of accounting (note 3), no provisions for impairment were required for the Successor.

(2)
There impairments were driven by a recoverable based on a per lot or unit sales price analysis incorporating market absorption and other management assumptions that is below carrying value.

(3)
There impairments were primarily driven by management's intent to deed these properties to lenders in satisfaction of the secured debt upon emergence from bankruptcy.

(4)
There impairments were primarily driven by management's changes in current land with respect to the property and measured based on the value of the underlying land, which is based on comparable property market analysis or a projected sales price analysis that incorporates available market information and other management assumptions as these are either no longer operational or operating with no or nominal income.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(5)
Related to the write down of various re-development costs that were determined to be non-recoverable due to management's decision to terminate the related projects.

(6)
These impairments were primarily driven by combined increases in capitalization rate assumptions during 2009 and related estimates of NOI, primarily due to the impact of the decline in the retail market on our operations.

(7)
These impairments were primarily driven by the management's business plan that exclude these properties from the long term hold.

(8)
Projected sales price analysis incorporates available market information and other management assumptions.

General

        Certain of Old GGP's properties had estimated Fair Values less than their carrying amounts. However, based on Old GGP's plans with respect to such properties, it was believed that the carrying amounts were recoverable and therefore, under applicable generally accepted accounting principles, no additional impairments were taken. In addition, carrying values of our properties were reset to Fair Value on the Effective Date as provided by the acquisition method of accounting (Note 3). Additional impairment charges could be taken in the future if economic conditions change or if the plans regarding such assets change. Therefore, we can provide no assurance that material impairment charges with respect to our assets, including operating properties, Unconsolidated Real Estate Affiliates and developments in progress, will not occur in future periods. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

Acquisitions of Operating Properties

        Acquisitions of properties are accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired properties were included in the results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. No significant value had been ascribed to the tenant relationships at the acquired properties in previous years by Old GGP or by the Successor in 2010 (Note 3).

Investments in Unconsolidated Real Estate Affiliates

        We account for investments in joint ventures where we own a non-controlling joint interest using the equity method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and reduced by distributions received. Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. Except for Retained Debt (as described in Note 5), differences between the carrying amount of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of such Unconsolidated Real Estate Affiliates (for example, arising from the application of the acquisition method of accounting, Note 3) are amortized over lives ranging from five to forty five years. When cumulative distributions exceed our investment in the joint venture, the investment is reported as a liability in our consolidated financial statements. For those joint ventures where we own less than approximately a 5% interest and have virtually no influence on

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the joint venture's operating and financial policies, we account for our investments using the cost method.

Cash and Cash Equivalents

        Highly-liquid investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

Leases

        Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables. Leases which transfer substantially all the risks and benefits of ownership to us are considered capital leases and the present values of the minimum lease payments are accounted for as assets and liabilities. Neither the Successor nor the Predecessor had more than a nominal number of finance or capital leases.

Deferred Expenses

        Deferred expenses consist principally of financing fees and leasing costs and commissions. Deferred financing fees are amortized to interest expense using the effective interest method (or other methods which approximate the effective interest method) over the terms of the respective financing agreements. The acquisition method of accounting eliminated such balances of deferred finance fees and the Successor only has amounts incurred subsequent to the Effective Date. Deferred leasing costs and commissions are amortized using the straight-line method over periods that approximate the related lease terms.

Noncontrolling interests

        The minority interests related to our common and preferred Operating Partnership units are presented as redeemable noncontrolling interests and will remain as temporary equity at a mezzanine level in our Consolidated Balance Sheets, presented at the greater of the carrying amount adjusted for the noncontrolling interest's share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or the Fair Value as of each measurement date. The redeemable noncontrolling interests have been presented at Fair Value as of December 31, 2010 and 2009. The excess of the Fair Value over the carrying amount from period to period is charged to Additional paid-in capital in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net income attributable to common stockholders.

        The Plan provided that holders of the Common Units could elect to redeem, reinstate or convert their units. Four holders of the Common Units elected to redeem their 226,684 Common Units in the aggregate on the Effective Date. All remaining Common Units were reinstated in the Operating Partnership on the Effective Date.

        Generally, the holders of the Common Units share, as reinstated, with our common stockholders in any distributions by the Operating Partnership. However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. In such regard, the common stock dividend declared for 2010 has modified the conversion rate to 1.0397624. Also, under certain circumstances, the Common Units may be redeemed

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for cash or shares of GGP common stock. The aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of December 31, 2010 if such holders had requested redemption of the Common Units as of December 31, 2010, and all such Common Units were redeemed or purchased pursuant to the rights associated with such Common Units for cash, would have been $111.6 million. During the pendency of the Chapter 11 Cases, Old GGP was precluded from redeeming Common Units for cash or shares of GGP common stock.

        The following table reflects the activity of the redeemable noncontrolling interests for the period November 10, 2010 through December 31, 2010, the period January 1, 2010 through November 9, 2010 and for the years ended December 31, 2009 and 2008:

(In thousands)
Predecessor
Balance at January 1, 2008 (Predecessor)	$2,358,901
Net income	11,499
Distributions	(88,328)
Conversion of operating partnership units into common shares	(9,147)
Conversion of convertible preferred units to common shares	(250)
Other comprehensive loss	(18,160)
Adjustment for noncontrolling interests in operating partnership	119,345
Adjust redeemable noncontrolling interests	(1,873,935)

Balance at December 31, 2008 (Predecessor)	$499,925

Net loss	(21,960)
Distributions	(9,433)
Conversion of operating partnership units into common shares	(324,489)
Other comprehensive income	10,573
Adjustment for noncontrolling interests in operating partnership	(13,200)
Adjust redeemable noncontrolling interests	65,416

Balance at December 31, 2009 (Predecessor)	$206,833

Net loss	(26,604)
Distributions	(15,608)
Other comprehensive income	683
Adjust redeemable noncontrolling interests	55,539

Balance at November 9, 2010 (Predecessor)	$220,843

Successor
Net loss	(1,868)
Other comprehensive income	(8)
Adjust redeemable noncontrolling interests	11,522
Adjustment for noncontrolling interests in operating partnership	2,234
Issuance of preferred shares of REIT subsidiaries	(360)

Balance at December 31, 2010 (Successor)	$232,364

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On January 2, 2009, MB Capital Units LLC, pursuant to the its rights with respect to such Common Units, converted 42,350,000 Common Units (approximately 13% of all outstanding Common Units, including those owned by Old GGP) held in the Company's Operating Partnership into 42,350,000 shares of Old GGP common stock.

        The Operating Partnership had also issued Convertible Preferred Units, which were convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates (subject to adjustment):

Number of Common Units for each Preferred Unit
Series B	3.000
Series D	1.508
Series E	1.298

        Pursuant to the Plan, holders of the preferred units received their previously accrued and unpaid dividends net of the applicable taxes, reinstatement of their preferred units in the Operating Partnership and a number of shares of the HHC common stock equal to the number of shares such holder would have received had its respective preferred units below converted into GGP Common Stock immediately prior to the HHC distribution.

Treasury Stock

        We account for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of stockholders' equity. Old GGP treasury stock was reissued at average cost and was cancelled on the Effective Date pursuant to the Plan.

Revenue Recognition and Related Matters

        Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized totaled $2.2 million for the period from November 10, 2010 through December 31, 2010, $19.3 million for the period January 1, 2010 through November 9, 2010, $22.8 million for the year ended December 31, 2009, and $33.4 million for the year ended December 31, 2008. Net amortization/(accretion) related to above and below-market tenant leases was $(16.3) million for the for the period from November 10, 2010 through December 31, 2010, $4.8 million for the period January 1, 2010 through November 9, 2010, $8.5 million for the year ended December 31, 2009, and $17.2 million for the year ended December 31, 2008.

        Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $14.1 million as of December 31, 2010 and $247.7 million as of December 31, 2009 are included in Accounts and notes receivable, net in our consolidated financial statements.

        Percentage rent in lieu of fixed minimum rent totaled $12.1 million for the period from November 10, 2010 through December 31, 2010, $51.0 for the period January 1, 2010 through

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

November 9, 2010, $55.0 million for the year ended December 31, 2009, and $43.5 million for the year ended December 31, 2008.

        We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable in our Consolidated Balance Sheets are shown net of an allowance for doubtful accounts of $40.7 for the period from November 10, 2010 through December 31, 2010, $53.7 for the period from January 1, 2010 through November 9, 2010, $69.2 million as of December 31, 2009, and $59.8 million as of December 31, 2008. The following table summarizes the changes in allowance for doubtful accounts:

	Successor	Predecessor
	2010	2010	2009	2008
	(in thousands)
Balance as of January 1, (November 9 for Successor)	$53,670	$69,235	$59,784	$68,596
Provisions for doubtful accounts	480	15,870	30,331	17,873
Write-offs	(13,404)	(31,435)	(20,880)	(26,685)

Balance as of December 31, (November 9, 2010 for Predecessor)	$40,746	$53,670	$69,235	$59,784

        Overage Rent ("Overage Rent") is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage Rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Overage Rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

        Management and other fees primarily represent management and leasing fees, construction fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and up to the sale of our management services business in June 2010, for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $8.9 million for the period from November 10, 2010 through December 31, 2010, $51.3 million for the period from January 1, 2010 through November 9, 2010, $66.6 million for the year ended December 31, 2009, and $82.4 million for the year ended December 31, 2008. Such fees are recognized as revenue when earned.

        Revenues from land sales were recognized by Old GGP using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met. Revenues relating to transactions that do not meet the established criteria are

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. Revenues and cost of sales are recognized on a percentage of completion basis for land sale transactions in which we are required to perform additional services and incur significant costs after title has passed.

        All master planed community land was distributed to HHC on the Effective Date. Prior to such distribution, cost ratios for land sales were determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used were based on actual costs incurred and estimates of future development costs and sales revenues to completion of each project. The ratios were reviewed regularly and revised for changes in sales and cost estimates or development plans. The specific identification method was used to determine cost of sales for certain parcels of land, including acquired parcels not intended for development or for which development was complete at the date of acquisition.

        Old GGP's Nouvelle at Natick condominium project was distributed with the HHC businesses on the Effective Date. Condominium sales and associated costs of sales were recognized on a unit-by-unit basis prior to such distribution. As of the Effective Date, there had been 156 unit closings of sales at the 215 unit Nouvelle at Natick residential condominium project. Old GGP recognized $64.7 million of revenue and $56.8 million of associated costs of sales for the period prior to the Effective Date within our Master Planned Community segment related to condominium unit sales at the Nouvelle at Natick. All revenue from condominium sales prior to June 30, 2010 were deferred as the threshold of sold units required to recognize revenue had not been met. As such, $52.9 million of previously deferred revenue from condominium sales and $47.0 million of associated costs of sales were recorded during the three months ended June 30, 2010 as the result of the recognition of all deferred unit sales through June 30, 2010.

Income Taxes (Note 7)

        To avoid current entity level U.S. federal income taxes, we expect to distribute 100% of our capital gains and ordinary income to shareholders annually. If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to shareholders in computing our taxable income and federal income tax. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in our loss of REIT status. If we lose our REIT status, corporate level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for four subsequent taxable years.

        Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns and are recorded primarily by certain of our taxable REIT subsidiaries. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, is included in the current tax provision. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision. The Successor experienced a change in control, as a result of the transactions undertaken to emerge from bankruptcy, pursuant to Section 382 of the Internal Revenue Code, that could limit the benefit of deferred tax assets. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.

        With respect to the Predecessor, in many of the Master Planned Communities, gains with respect to sales of land for commercial use, condominiums or apartments were reported for tax purposes on the percentage of completion method. Under the percentage of completion method, gain was recognized for tax purposes as costs are incurred in satisfaction of contractual obligations. The method used for determining the percentage complete for income tax purposes was different than that used for financial statement purposes. In addition, gains with respect to sales of land for single family residences were reported for tax purposes under the completed contract method. Under the completed contract method, gain was recognized for tax purposes when 95% of the costs of our contractual obligations are incurred or the contractual obligation was transferred.

Earnings Per Share ("EPS")

        Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of convertible securities is computed using the "if-converted" method and the dilutive effect of options, warrants and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans) is computed using the "treasury stock" method.

        Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock and options for which vesting requirements were not satisfied. In addition, all options and warrants in 2010 and 2009 were excluded from diluted EPS as the effect of such items were anti-dilutive due to net losses recognized for such periods. Such options totaled 1,409,366 shares as of December 31, 2010, 3,195,794 shares as of November 9, 2010, 6,207,025 shares as of December 31, 2009 and 4,966,829 shares as of December 31, 2008 and with respect to warrants in 2010, 40,781,905 warrants (based on net share settlements). Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the Exchangeable Notes that were issued in April 2007 (Note 6) are also excluded from EPS because the conditions for exchange were not satisfied as of December 31, 2008 and were stayed by our Chapter 11 Cases in 2009 and 2010 until they were repaid in full on the Effective Date pursuant to the Plan.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Information related to our EPS calculations is summarized as follows:

	Successor	Predecessor
	Period from November 10, 2010 through December 31, 2010	Period ended November 9, 2010	Years Ended December 31,
			2009	2008
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Numerators:
Loss from continuing operations	$(249,135)	$(596,000)	$(619,794)	$(66,634)
Allocation to noncontrolling interests	1,843	13,572	19,911	(4,809)

Loss from continuing operations—net of noncontrolling interests	(247,292)	(582,428)	(599,883)	(71,443)
Discontinued operations	(6,949)	(616,362)	(684,829)	85,208
Allocation to noncontrolling interests	25	13,032	23	(9,044)

Discontinued operations—net of noncontrolling interests	(6,924)	(603,330)	(684,806)	76,164
Net (loss) income	(256,084)	(1,212,362)	(1,304,623)	18,574
Allocation to noncontrolling interests	1,868	26,604	19,934	(13,855)

Net (loss) income attributable to common stockholders	$(254,216)	$(1,185,758)	$(1,284,689)	$4,719

Denominators:
Weighted average number of common shares outstanding—basic and diluted	945,248	316,918	311,993	262,195

Derivative Financial Instruments

        As of January 1, 2009, we adopted the generally accepted accounting principles related to disclosures about derivative instruments and hedging activities which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the Fair Value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

        We use derivative financial instruments to reduce risk associated with movement in interest rates. We may choose or be required by lenders to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings by entering into interest rate swaps or interest rate caps. We do not use derivative financial instruments for speculative purposes. During the first quarter of 2009, our interest rate swaps no longer qualified as highly effective and therefore no longer qualified for hedge accounting treatment as the Company made the decision not to pay future settlement payments under such swaps. As a result of the terminations of the swaps, we incurred termination fees of $34.8 million. Accordingly, we reduced the liability associated with these derivative financial instruments during the first and second quarter of 2009 (included in interest expense in our consolidated financial statements) which for the twelve months ended December 31, 2009 resulted in a reduction in interest expense of $27.7 million. As the interest payments on the hedged debt remain probable, the net balance in accumulated other comprehensive loss of approximately $27.7 million that existed as of December 31, 2008 is amortized to interest expense as the hedged forecasted transactions impact earnings or are deemed probable not to occur. The amortization of the accumulated other comprehensive loss resulted in additional interest

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expense of $9.6 million for the period from January 1, 2010 through November 9, 2010 and $18.1 million for the year ended December 31, 2009.

        Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. We had no interest rate cap derivatives for our Consolidated Properties as of December 31, 2010 and 2009.

        Parties to interest rate exchange agreements are subject to market risk for changes in interest rates and risk of credit loss in the event of nonperformance by the counterparty. We do not require any collateral under these agreements, but deal only with well known financial institution counterparties (which, in certain cases, are also the lenders on the related debt) and expect that all counterparties will meet their obligations.

        We have not recognized any losses as a result of hedge discontinuance and the expense that we recognized related to changes in the time value of interest rate cap agreements were insignificant for 2010, 2009 and 2008.

Investments in Marketable Securities

        Most investments in marketable securities are held in an irrevocable trust for participants (employees of a subsidiary acquired in 2004) in a qualified defined contribution pension plan, are classified as trading securities and are carried at Fair Value with changes in values recognized in earnings. Investments in certain marketable debt securities with maturities at dates of purchase in excess of three months are carried at amortized cost as we intend to hold these investments until maturity. Other investments in marketable equity securities subject to significant restrictions on sale or transfer are classified as available-for-sale and are carried at Fair Value with unrealized changes in values recognized in other comprehensive income. As of March 31, 2009, the qualified defined contribution pension plan was liquidated.

	Predecessor
	2009	2008
	(In thousands)
Proceeds from sales of available-for-sale securities	$7,097	$3,362
Gross realized losses on available-for-sale securities	(2,681)	(426)

Fair Value Measurements

        We adopted the generally accepted accounting principles related to Fair Value measurements as of January 1, 2008 for our financial assets and liabilities and, although our disclosures were increased, such adoption did not change our valuation methods for such assets and liabilities. This initial adoption applied primarily to our derivative financial instruments, which are assets and liabilities carried at Fair Value (primarily based on unobservable market data) on a recurring basis in our consolidated financial statements. As of December 31, 2010 and 2009, our derivative financial instruments and our investments in marketable securities are immaterial to our consolidated financial statements. In addition, as required, we adopted these principles as of January 1, 2009 for our non-financial assets and liabilities, which, in accordance with the guidance, impacts our assets and liabilities measured at Fair

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Value due to the acquisition method of accounting, measuring liabilities upon bankruptcy emergence and impairments incurred since adoption.

        The accounting principles for Fair Value measurements establish a three-tier Fair Value hierarchy, which prioritizes the inputs used in measuring Fair Value. These tiers include:

  •
  Level 1—defined as observable inputs such as quoted prices for identical assets or liabilities in active markets;

  •
  Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

  •
  Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes our assets and liabilities that are (or up to the date of sale or disposition, were) measured at Fair Value on a nonrecurring basis (excluding those assets and liabilities valued at the Effective Date—Note 3 and the Permanent Warrants, Note 1):

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain Period from January 1, 2010 through November 9, 2010	Total (Loss) Gain Year Ended December 31, 2009	Total (Loss) Gain Year Ended December 31, 2008
	(In thousands)
Investments in real estate:
Cache Valley Mall	$26,695	$—	$—	$26,695	$—	$(3,169)	$—
Cache Valley Marketplace	8,100	—	—	8,100	—	(938)	—
Foothills Mall	42,296	—	—	42,296	—	(57,602)	—
North Plains Mall	15,252	—	—	15,252	—	(2,496)	—
Owings Mills Mall	26,695	—	—	26,695	—	(51,604)	—
Owings Mills-Two Corporate Center	15,762	—	—	15,762	—	(7,880)	—
The Pines	4,100	—	—	4,100	(11,057)	—	—
Plaza 800	600	—	—	600	(4,516)	—	—
River Falls Mall	23,782	—	—	23,782	—	(82,893)	—
The Shoppes At The Palazzo	244,680	—	—	244,680	—	(37,914)	—
Silver Lake Mall	16,038	—	—	16,038	—	(10,134)	—
Southshore Mall	5,240	—	—	5,240	—	—	(3,951)
Spring Hill Mall	49,294	—	—	49,294	—	(59,050)	—

Total from continuing operations	$478,534	$—	$—	$478,534	$(15,573)	$(313,680)	$(3,951)

Allen Towne Mall	$25,900	$—	$25,900	$—	$—	$(29,063)	$—
Bay City Mall	23,950	—	—	23,950	(2,309)	(830)	—
The Bridges At Mint Hill	14,100	—	14,100	—	—	(16,636)	—
Century Plaza	18,200	—	—	18,200	—	—	(7,819)
Chico Mall	54,000	—	—	54,000	(895)	(4,127)	—
Cottonwood Mall	21,500	—	—	21,500	—	(50,768)	—
Country Hills Plaza	11,626	—	—	11,626	—	(287)	—
Eagle Ridge Mall	26,600	—	—	26,600	(266)	(22,301)	—
Elk Grove Promenade	21,900	—	21,900	—	—	(175,280)	—
Fairwood Master Planned Community	12,629	—	12,629	—	—	(52,769)	—
Kendall Town Center	13,931	—	—	13,931	—	(35,518)	—
Lakeview Square	25,900	—	—	25,900	(7,057)	(2,764)	—
Landmark Mall	49,501	—	—	49,501	—	(27,323)	—
Moreno Valley Mall	71,000	—	—	71,000	(6,608)	(2,873)	—
Northgate Mall	24,000	—	—	24,000	(1,398)	(14,904)	—
Nouvelle At Natick	64,661	—	—	64,661	—	(55,923)	(40,346)
Oviedo Marketplace	32,840	—	—	32,840	(1,184)	(3,438)	—
Piedmont Mall	30,222	—	—	30,222	—	(7,232)	—
Plaza 9400	2,618	—	—	2,618	—	(5,409)	—
Princeton Land East, LLC	8,802	—	8,802	—	—	(8,904)	—
Princeton Land LLC	11,948	—	11,948	—	—	(13,356)	—
Redlands Promenade	6,727	—	—	6,727	—	(6,747)	—
The Shops At Summerlin Centre	46,300	—	46,300	—	—	(176,141)	—
The Village At Redlands	7,545	—	—	7,545	—	(5,537)	—

Total from discontinued operations	$626,400	$—	$141,579	$484,821	$(19,717)	$(718,130)	$(48,165)

Total investments in real estate	$1,104,934	$—	$141,579	$963,355	$(35,290)	$(1,031,810)	$(52,116)

Debt:(1)
Fair Value of emerged entity mortgage debt from continuing operations	15,466,104	—	—	15,466,104	(197,568)	(276,556)	—
Fair Value of emerged entity mortgage debt from discontinued operations(2)	328,583	—	—	328,583	(3,353)	(11,435)	—

	$15,794,687	$—	$—	$15,794,687	$(200,921)	$(287,991)	$—

(1)
The Fair Value of debt relates to all properties that filed for bankruptcy under the Plan and have emerged during the period from April 16, 2009 through November 9, 2010.

(2)
The Fair Value of debt from discontinued oerations excludes properties listed as Special Consideration Properties.

        Of the Emerged Debtors, we have identified 13 properties (the "Special Consideration Properties") as underperforming retail assets. Pursuant to the terms of the agreements with the lenders for these properties, the Debtors had until two days following emergence of the TopCo Debtors to determine whether the collateral property for these loans should be deeded to the respective lender or

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the property should be retained with further modified loan terms. Prior to emergence of the TopCo Debtors, all cash produced by the property was under the control of respective lenders and we were required to pay any operating expense shortfall. In addition, prior to emergence of the TopCo Debtors, the respective lender could change the manager of the property or put the property in receivership and GGP has the right to deed the property to the lender. As of the Effective Date, we had entered into Deed in Lieu agreements with respect to Eagle Ridge Mall and Oviedo Marketplace pursuant to which we transferred the deeds to such properties to the respective lenders on November 1, 2010. We have subsequently notified the remainder of the lenders of our intent to transfer the deed to these properties in full satisfaction of the related debt, in accordance with our rights in the loan modification agreements. Accordingly, all the Special Consideration Properties are classified as held for disposition at December 31, 2010 (Note 4). During February 2011, an additional three Special Consideration Properties (Bay City, Lakeview and Moreno Valley) were transferred to the applicable lenders. We also have agreed to cooperate with the respective lenders for the remaining Special Consideration Properties to jointly market such properties for sale. The dates of disposition for these properties, either by third-party sales or deed transfers to the lenders, are expected to occur in the next six to nine months.

        GAAP states that an entity may choose to elect the Fair Value option for an eligible item only on the date of the event that requires Fair Value measurement. As each of the Special Consideration Properties emerged from bankruptcy, we elected to measure and report the mortgages related these properties at Fair Value from the date of emergence because the Debtor entities of the Special Consideration Properties have the right to return the properties to the lenders in full satisfaction of the related debt. Accordingly, the Fair Value of the mortgage liability should not exceed the Fair Value of the underlying property. See our disclosure of Impairment—Operating properties and land held for development and redevelopment, including assets to be sold after such development or redevelopment for more detail regarding the methodology used in determining the Fair Value of these properties.

        GAAP states that an entity may choose to de-elect the Fair Value option when a defined qualifying event occurs. As the emergence from bankruptcy and subsequent acquisition method accounting meets the definition of a qualifying event to de-elect, the Successor has chosen as of November 9, 2010 to de-elect from the Fair Value option for all previously elected mortgages.

        As the Successor has not elected the fair value option, no balance sheet presentation at December 31, 2010 is required. During the period from January 1, 2010 through November 9, 2010, the net reduction in fair value for the eligible debt was $3.0 million.

        The following is a summary of the components of our debt that were eligible for the Fair Value option, and similar items that were not eligible for the Fair Value option at December 31, 2009.

Predecessor
December 31, 2009
(In thousands)
Debt related to Special Consideration Properties (elected for Fair Value option)	$316,966
Similar eligible debt (not elected for Fair Value option)	4,233,747
Debt not eligible for Fair Value option	3,010,301
Market rate adjustments	(260,242)

Total Mortgages, notes and loans payable	$7,300,772

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Of the Special Consideration Properties, five of the properties had emerged from bankruptcy as of December 31, 2009 for which we recorded a gain in reorganization items of $54.2 million for the year ended December 31, 2009. The remaining eight properties emerged in 2010, resulting in a gain in reorganization items of $69.3 million ($33.1 million of which is now included in discontinued operations) for the period ending on the Effective Date. Subsequent to the emergence from bankruptcy, we are required to determine the Fair Value of the mortgage loans related to the Special Consideration Properties quarterly, so long as we hold the Special Consideration Properties. Any change in the Fair Value of the mortgages related to the Special Consideration Properties was recorded in interest expense in the quarter in which such change occurred. When the transfers of Eagle Ridge Mall and Oviedo Marketplace occurred on November 1, 2010, or Bay City, Lakeview and Moreno Valley in February 2011, no significant gain or loss resulted because we have recorded the Fair Value of the mortgages related to these properties.

        The unpaid debt balance, Fair Value estimates, Fair Value measurements, gain (in reorganization items) and interest expense as of December 31, 2010 and for the period from January 1, 2010 through November 9, 2010 and the year ended December 31, 2009, with respect to the Special Consideration Properties, are as follows:

	December 31, 2010
				Total Gain for the Period from January 1, 2010 through November 9, 2010	Total Gain for the Year Ended December 31, 2009	Total Gain for the Year Ended December 31, 2008	Interest Expense for the Period from January 1, 2010 through November 9, 2010	Interest Expense for the Year Ended December 31, 2009	Interest Expense for the Year Ended December 31, 2008
	Unpaid Debt Balance of Special Consideration Properties	Fair Value Estimate of Special Consideration Properties	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mortgages, notes and loans payable, from continuing payable, from continuing operations included in liabilities held for sale	$644,277	$556,415	$556,415	$36,243	$54,224	$—	$29,694	$36,737	$37,111

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A summary of the changes to the carrying value of the debt relate to the Special Consideration Properties reflected the Fair Value measurements discussed above, are as follows:

2010
(In thousands)
Predecessor
Balance at January 1,	$316,966
Additions during the period—Emerged Special Consideration Properties debt	309,307

Balance at March 31,	626,273
Changes in Fair Value—Special Consideration Properties	(36,124)
Principal payments	(2,559)

Balance at June 30,	587,590
Changes in Fair Value—Special Consideration Properties	2,700
Principal payments	(2,700)

Balance at September 30,	587,590
Changes in Fair Value—Special Consideration Properties	30,419
Principal payments	(1,234)
Property disposals	(59,440)

Balance at November 9,	557,335

Successor
Balance at November 10,	557,335
Principal payments	(920)
Reclassify Special Consideration Properties as held for sale	(556,415)

Balance at December 31, 2010	$—

Fair Value of Financial Instruments

        The Fair Values of our financial instruments approximate their carrying amount in our financial statements except for debt. As a result of the Company's Chapter 11 filing, the Fair Value for the outstanding debt that was included in liabilities subject to compromise in our Consolidated Balance Sheets could not be reasonably determined at December 31, 2009 as the timing and amounts to be paid were subject to confirmation by the Bankruptcy Court. For the $16.93 billion of mortgages, notes and loans payable that are outstanding and not subject to compromise at December 31, 2009 and our debt at December 31, 2010, management's required estimates of Fair Value are presented below. This Fair Value was estimated solely for financial statement reporting purposes and should not be used for any other purposes, including estimating the value of any of the Company's securities. We estimated the Fair Value of this debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the Fair Value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed, or, in the case of the Emerged Debtors, recorded due to GAAP bankruptcy emergence guidance. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated Fair Value of any of such debt could be realized by immediate settlement of the obligation.

	Successor		Predecessor
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Fixed-rate debt	$15,416,077	$15,217,325	$7,300,772	$7,207,152
Variable-rate debt	2,631,880	2,634,492	—	—

	$18,047,957	$17,851,817	$7,300,772	$7,207,152

        Included in such amounts for 2009 is $4.2 billion of debt that relates to the 50 properties of the 2009 Emerged Debtors where the carrying value of the debt was adjusted by $342.2 million to an estimated Fair Value of such debt (based on significant unobservable Level 3 Inputs).

Stock—Based Compensation Expense

        We evaluate our stock-based compensation expense in accordance with the generally accepted accounting principles related to share—based payments, which requires companies to estimate the Fair Value of share—based payment awards on the date of grant using an option—pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income and Comprehensive Income.

        These accounting principles require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of estimating forfeitures for these plans decreased compensation expense by approximately $0.1 million for the period from November 10, 2010 through December 31, 2010, there was no effect of estimating forfeitures for the period January 1, 2010 through November 9, 2010, $1.8 million for the year ended December 31, 2009, and $1.9 million for the year ended December 31, 2008 and have been reflected in our consolidated financial statements.

Officer Loans

        In October 2008, the independent members of the Old GGP's Board of Directors learned that between November 2007 and September 2008, while John Bucksbaum was serving as CEO and Chairman of the Board of Directors of Old GGP, an affiliate of certain Bucksbaum family trusts advanced a series of unsecured loans, without the Board's approval, to Mr. Robert Michaels, Old GGP's former director and president and Mr. Bernard Freibaum, Old GGP's former director and chief financial officer, for the purpose of repaying personal margin debt relating to Company common stock owned by each of them. The loan to Mr. Michaels, which totaled $10 million, was repaid in full

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in 2008. The loans to Mr. Freibaum totaled $90 million, of which $80 million was outstanding as of the date of Mr. Freibaum's separation from the Company in 2008. No Company assets or resources were involved in the loans and no laws or United States Securities and Exchange Commission ("SEC") rules were violated as a result of the loans. Under applicable GAAP guidance, as a result of these loans, Old GGP was deemed to have received a contribution to capital by the lender and to have incurred compensation expense in an equal amount for no incremental equity interest in the Company. Accordingly, the compensation expense recorded by Old GGP was measured as the difference between the Fair Values of the loans as compared to the face amount of the loans. Such calculated expenses were measured and recognized at the date of such advances and as of the dates of amendments as there were no future service or employment requirements stated in the loan agreements and yielded compensation expense of $15.4 million in the fourth quarter of 2008. There was no impact to 2010 or 2009.

The Glendale Matter

        In the fall of 2007, a judgment was entered with respect to a lawsuit (the "Glendale Matter") involving Caruso Affiliated Holdings, LLC as Plaintiff and Old GGP and GGP/Homart II, L.L.C. (one of our Unconsolidated Real Estate Affiliates) (collectively, the "Defendants"). Defendants appealed the judgment and posted an appellate bond in April 2008 for $134.1 million, which was equal to 150% of the judgment amount. Additionally, in April 2008, GGPLP supplied cash as collateral to secure the appellate bond in the amount equal to 50% of the total bond amount or $67.1 million. In December 2008, the Defendants agreed to terms of a settlement and mutual release agreement with Caruso Affiliated Holdings LLC in exchange for a settlement payment of $48.0 million, which was paid from the appellate bond cash collateral account in January 2009. Concurrently, Old GGP agreed with its joint venture partner in GGP/Homart II, New York State Common Retirement Fund ("NYSCRF"), that Old GGP would not be reimbursed for any portion of this payment, and Old GGP reimbursed $5.5 million of costs to NYSCRF in connection with the settlement. The net impact of these items related to the settlement was a credit of $57.1 million reflected in litigation recovery in the Consolidated Statements of Income and Comprehensive Income for 2008. Also as a result of the settlement, Old GGP reflected its 50% share of legal costs that had previously been recorded at 100% as $7.1 million of additional expense reflected in Equity in income of Unconsolidated Real Estate Affiliates in the Consolidated Statements of Income and Comprehensive Income for 2008.

Foreign Currency Translation

        The functional currencies for our international joint ventures are their local currencies. Assets and liabilities of these investments are translated at the rate of exchange in effect on the balance sheet date and operations are translated at the weighted average exchange rate for the period. Translation adjustments resulting from the translation of assets and liabilities are accumulated in stockholders' equity as a component of accumulated other comprehensive income (loss). Translation of operations is reflected in equity in income of Unconsolidated Real Estate Affiliates.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and goodwill, fair value of debt of the Emerged Debtors and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.

NOTE 3 ACQUISITIONS AND INTANGIBLES

Acquisition Method of Accounting Adjustments on the Effective Date

        The acquisition method of accounting has been applied to the assets and liabilities of the Successor to reflect the acquisition of Old GGP by the Successor as part of the Plan. The acquisition method of accounting adjustments recorded on the Effective Date reflect the allocation of the estimated purchase price as presented in the table below. Such adjustments reflect the amounts required to adjust the carrying values of our assets and liabilities, after giving effect to the transactions pursuant to the Plan and the distribution of HHC, to the fair values of such remaining assets and liabilities and redeemable non-controlling interests, with the offset to common equity, as provided by the acquisition method of accounting. See Note 16 for the pro forma financial information.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS AND INTANGIBLES (Continued)

Purchase Price Allocation

	November 9, 2010
	(in thousands)
Sources of funds(a)		$6,761,250
Plus: Existing GGP common equity(b)		4,446,691
Plus: Assumed liabilities
Fair value of mortgages, notes and loans payable		18,834,033
Deferred tax liabilities		39,113
Accounts payable and accrued expenses:
Below-market tenant leases	988,018
THHC tax indemnity	303,750
Accounts payable to affiliates	221,986
Accrued payroll and bonus	225,811
Accounts payable	304,794
Real estate tax payable	107,621
Uncertain tax position liability	20,247
Above-market ground leases	9,839
Other accounts payable and accrued expenses	478,293

Total accounts payable and accrued expenses		2,660,359

Total assumed liabilities		21,533,505
Plus: Total redeemable noncontrolling interests		220,842
Plus: Noncontrolling interests in consolidated real estate affiliates		102,171

Total purchase price		$33,064,459

Land		$4,858,396
Buildings and equipment:
Buildings and equipment	18,717,983
Tenant improvements	603,697
In-place leases	1,403,924

Total buildings and equipment		20,725,604
Developments in progress		137,055
Investment in and loans to/from Unconsolidated Real Estate Affiliates		3,184,739
Cash and cash equivalents		1,537,599
Accounts and notes receivable		129,439
Deferred expenses:
Lease commissions	154,550
Capitalized legal/marketing costs	26,757

Total deferred expenses		181,307
Prepaid expenses and other assets:
Above-market tenant leases	1,634,332
Below-market ground leases	259,356
Security and escrow deposits	153,294
Prepaid expenses	49,018
Real estate tax stabilization agreement	111,506
Deferred tax assets	10,576
Other	92,238

Total prepaid expenses and other assets		2,310,320

Total fair value of assets		$33,064,459

(a)
Comprised of capital of Plan Sponsors (including $350 million Pershing Square Bridge Notes), Blackstone and Texas Teachers, net of costs (Note 1).

(b)
Outstanding Old GGP common stock at November 9, 2010 at $14 per share.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS AND INTANGIBLES (Continued)

        The purchase price for purposes of the application of the acquisition method of accounting was calculated using the equity contributions of the Plan Sponsors, Blackstone and Texas Teachers and a $14.00 per share value of the common stock of New GGP, Inc. issued to the equity holders of Old GGP plus the assumed liabilities of New GGP, Inc. (at fair value). The $14.00 per share value of the common stock of New GGP, Inc. reflects the "when issued" closing price of New GGP, Inc. common stock on the Effective Date. Such calculation yields a purchase price of approximately $33.0 billion. The aggregate fair value of the assets and liabilities of New GGP, Inc., after the distribution of HHC pursuant to the Plan, were computed using estimates of future cash flows and other valuation techniques, including estimated discount and capitalization rates, and such estimates and techniques were also used to allocate the purchase price of acquired property between land, buildings, equipment, tenant improvements and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market tenant and ground leases. Such allocations are subject to adjustment as estimates are refined. Any such adjustments are not expected to be material. Elements of Old GGP's working capital have been reflected at current carrying amounts as such short-term items are assumed to be settled in cash within 12 months at such values.

        The fair values of tangible assets are determined on an "if vacant" basis. The "if vacant" fair value is allocated to land, where applicable, buildings, equipment and tenant improvements based on comparable sales and other relevant information with respect to the property. Specifically, the "if vacant" value of the buildings and equipment was calculated using a cost approach utilizing published guidelines for current replacement cost or actual construction costs for similar, recently developed properties; and an income approach. Assumptions used in the income approach to the value of buildings include: capitalization and discount rates, lease-up time, market rents, make ready costs, land value, and site improvement value. We believe that the most influential assumption in the estimation of value based on the income approach is the assumed discount rate and an average one half of one percent change in the aggregate discount rates applied to our estimates of future cash flows would result in an approximate 3.5 percent change in the aggregate estimated value of our real estate investments. With respect to developments in progress, the fair value of such projects approximated the carrying value.

        The estimated fair value of in-place tenant leases includes lease origination costs (the costs we would have incurred to lease the property to the current occupancy level of the property) and the lost revenues during the period necessary to lease-up from vacant to the current occupancy level. Such estimate includes the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. The fair value of acquired in-place tenant leases is included in the balance of buildings and equipment and amortized over the remaining lease term for each tenant.

        Intangible assets and liabilities were calculated for above-market and below-market tenant and ground leases where we are either the lessor or the lessee. Above-market and below-market tenant and ground lease values were valued (using an interest rate which reflects the risks associated with the leases acquired) based on the difference between the contractual amounts to be received or paid pursuant to the leases and our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable term of the leases, including below

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS AND INTANGIBLES (Continued)

market renewal options. The variance between contract rent versus prevailing market rent is projected to expiration for each particular tenant and discounted back to the date of acquisition. Significant assumptions used in determining the fair value of leasehold assets and liabilities include: (1) the market rental rate, (2) market reimbursements, (3) the market rent growth rate and (4) discount rates. Above and below-market lease values are amortized over the remaining non-cancelable terms of the respective leases (approximately five years for tenant leases and approximately 50 years for ground leases). The remaining term of leases with lease renewal options with terms significantly below (25% or more discount to the assumed market rate of the tenant's space at the time the renewal option is to apply) market reflect the assumed exercise of such renewal options and assume the amortization period would coincide with the extended lease term. Due to existing contacts and relationships with tenants at our currently owned properties and that there was no significant perceived difference in the renewal probability of a tenant based on such relationship, no significant value has been ascribed to the tenant relationships at the properties.

        Less than 1% of our leases contain renewal options exercisable by our tenants. In estimating the fair value of the related below market lease liability, we assumed that tenants with renewal options would exercise this option if the renewal rate was at least 25% below the estimated market rate at the time of renewal. We have utilized this assumption, which we believe to be reasonable, because we believe that such a discount would be compelling and that tenants would elect to renew their leases under such favorable terms. We believe that at a discount of less than 25%, the tenant also considers qualitative factors in deciding whether to renew a below-market lease and, accordingly, renewal can not be assumed. In cases where we have assumed renewal of the below-market lease, we have used the terms of the leases, as renewed, including any below market renewal options, to amortize the calculated below-market lease intangible. If we had used a discount to estimated market rates of 10% rather than 25%, there would not have been a material change in the below-market lease intangible or the amortization of such intangible.

        With respect to our investments in the Unconsolidated Real Estate Affiliates, our fair value reflects the fair value of the property held by such affiliate, as computed in a similar fashion to our majority owned properties. Such fair values have been adjusted for the consideration of our ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests. We estimated the fair value of debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, the current London Interbank Offered Rate ("LIBOR"), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds and U.S. treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate such amounts. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS AND INTANGIBLES (Continued)

Acquisitions

        On February 29, 2008, we acquired The Shoppes at The Palazzo in Las Vegas, Nevada for an initial purchase price of $290.8 million (Note 13).

Intangible Assets and Liabilities

        The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
		(In thousands)
Successor—As of December 31, 2010
Tenant leases:
In-place value	$1,342,036	$(56,568)	$1,285,468
Above-market	1,561,925	(43,032)	1,518,893
Below-market	(959,115)	26,804	(932,311)
Building leases:
Below-market	15,268	(242)	15,026
Ground leases:
Above-market	(9,839)	55	(9,784)
Below-market	256,758	(904)	255,854
Real estate tax stabilization agreement	111,506	(899)	110,607
Predecessor—As of December 31, 2009
Tenant leases:
In-place value	$539,257	$(335,310)	$203,947
Above-market	94,194	(59,855)	34,339
Below-market	(149,978)	86,688	(63,290)
Ground leases:
Above-market	(16,968)	2,423	(14,545)
Below-market	271,602	(29,926)	241,676
Real estate tax stabilization agreement	91,879	(20,272)	71,607

        Changes in gross asset (liability) balances in 2010 are the result of the establishment of new intangible assets and liability amounts as of November 9, 2010 due to the acquisition method of accounting applied on the Effective Date.

        The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. Acquired in-place at-market tenant leases are amortized over periods that approximate the related lease terms. The above-market and below-market tenant and ground leases as well as the real estate tax stabilization agreement intangible asset are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 11. Above and below-market lease values are amortized over the remaining non-cancelable terms of the respective leases (averaging approximately five years for tenant leases and approximately 45 years for ground leases).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS AND INTANGIBLES (Continued)

        Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of noncontrolling interest and the provision for income taxes) by $59.2 million for the period from November 10, 2010 through December 31, 2010, $35.5 million for the period from January 1, 2010 through November 9, 2010, $54.9 million in 2009 and $78.8 million in 2008.

        Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of noncontrolling interest and the provision for income taxes) by $657.9 million in 2011, $516.4 million in 2012, $410.3 million in 2013, $342.8 million in 2014 and $288.4 million in 2015.

NOTE 4 DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

General

        All of the 2010 and 2008 dispositions are included in discontinued operations, including (loss) gain on dispositions in our consolidated financial statements and are summarized in the table below. The operations of the office building sold in 2009 did not materially impact the prior period results and therefore Old GGP has not reported any prior operations of this property as discontinued operations in the accompanying consolidated financial statements. For Federal income tax purposes, the two office buildings and one of the office parks located in Maryland were used in 2008 as relinquished property in a like-kind exchange involving the acquisition of The Shoppes at The Palazzo.

Distribution of HHC

        As described in Note 1, certain net assets of Old GGP were distributed to its stockholders to form HHC, a newly formed publicly held real estate company. In accordance with the GAAP guidance with respect to spin-off transactions, Old GGP recorded a loss on distribution for the difference between the carrying amount and the fair value of the disposal group when the spin-off transaction was consummated. This loss on distribution, of approximately $1.11 billion, was recorded by Old GGP as discontinued operations on the Effective Date based on the fair value of the disposal group calculated based on the difference between Old GGP's carrying value of the carve-out group of net assets distributed to HHC and a fair value based on $36.50 per share (the NYSE closing price of HHC common stock which was traded on a "when issued" basis on the Effective Date).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES (Continued)

Properties Included in Discontinued Operations

				Gain (Loss) on Disposition	Gain (Loss) on Disposition		Debt(a)
	Location	Description	Sales Price	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010		December 31, 2010
Consolidated Properties
Plaza 9400	Sandy (Salt Lake City), UT	Sold	$3,400,000	$(164)	$—		$—
Gateway Overlook	Columbia, MD	Sold	88,350,000	(3,003)	—		54,502
Division Crossing	Portland, OR	Sold	11,025,000	(1,087)	—		4,996
Halsey Crossing	Portland, OR	Sold	7,025,000	(548)	—		2,445
Eagle Ridge Mall	Lake Wales (Orlando), FL	Transferred to lender		(83)	889		46,726
Oviedo Marketplace	Oviedo, FL	Transferred to lender		(91)	1,945		50,813
HHC Properties	Various	Transferred to HHC		—	(1,114,111	)(b)	262,939
Bay City Mall	Bay City, MI	Special Consideration		—	—		23,341
Chapel Hills Mall	Colorado Springs, CO	Special Consideration		—	—		112,217
Chico Mall	Chico, CA	Special Consideration		—	—		55,063
Country Hills Plaza	Ogden, UT	Special Consideration		—	—		13,224
Grand Traverse Mall	Traverse City, MI	Special Consideration		—	—		82,759
Lakeview Square	Battle Creek, MI	Special Consideration		—	—		40,512
Mall St. Vincent	Shreveport, LA	Special Consideration		—	—		49,000
Moreno Valley Mall	Moreno Valley, CA	Special Consideration		—	—		85,623
Northgate Mall	Chattanooga, TN	Special Consideration		—	—		43,950
Piedmont Mall	Danville, VA	Special Consideration		—	—		33,198
Southland Center	Taylor, MI	Special Consideration		—	—		105,390

Total Consolidated Properties				$(4,976)	$(1,111,277)		$1,066,698

Unconsolidated Properties at Share
Highland Mall	Austin, TX	Transferred to lender		$—	$(1,624)		$31,990
HHC Properties(b)	Various	Transferred to HHC		—	—		195,462
Silver City Galleria	Taunton (Boston), MA	Under performing		—	—		64,236

Total Unconsolidated Properties at Share				$—	$(1,624)		$291,688

(a)
The debt balance is as of the date of disposition for the properties that were sold or transferred and as of December 31, 2010 for the Special Consideration Properties.

(b)
Includes the loss related to Unconsolidated Properties included in the distribution to HHC.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES (Continued)

Discontinued Operations

	Successor	Predecessor
	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In thousands)
Retail and other revenue	$13,114	$175,518	$208,585	$236,198
Land and condominium sales	—	96,976	45,997	66,557

Total Revenues	13,114	272,494	254,582	302,755

Retail and other operating expenses	9,215	124,908	154,361	149,624
Land and condominium sales operations	—	99,449	50,770	63,407
Impairment loss	—	20,498	748,205	52,786

Total Expenses	9,215	244,855	953,336	265,817

Operating Income (loss)	3,899	27,639	(698,754)	36,938
Interest Expense, net	(5,829)	(20,956)	(19,398)	(14,427)
Other expenses	(5)	15,803	13,006	23,506

Net loss from operations	(1,935)	22,486	(705,146)	46,017
(Provision for) benefit from income taxes	(38)	472,558	21,080	(15,754)
Noncontrolling interest	—	(129)	203	(99)
Gain (loss) on disposition of properties	(4,976)	(1,111,277)	(966)	55,044

Net loss from discontinued operations	$(6,949)	$(616,362)	$(684,829)	$85,208

        In addition to the properties described above that are classified as held for disposition at December 31, 2010, we have had the following sales transactions in 2011. As these properties did not qualify as held for sale classification at December 31, 2010, the operations of the properties listed below will not be reclassified to discontinuing operations until 2011.

        On March 4, 2011, we sold Arizona Center located in Phoenix, Arizona for an aggregate sale price of $136.5 million, which is expected to yield a nominal gain in the first quarter of 2011.

        On March 3, 2011, we sold Canyon Pointe Village Center located in Summerlin, Nevada at an aggregate sale price of $12.0 million, which is expected to yield a nominal gain in the first quarter of 2011.

        On February 15, 2011, we sold Riverlands Shopping Center, Yellowstone Square and Anaheim Crossing, in separate transactions, at an aggregate sale price of $19.9 million, which is expected to yield a nominal gain in the first quarter of 2011.

        On January 21, 2011, we sold the Vista Commons Community Center located in Las Vegas, Nevada for an aggregate sale price of $24.2 million, which is expected to yield a nominal gain in the first quarter of 2011.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES

        The Unconsolidated Real Estate Affiliates include our noncontrolling investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint interest and control of these ventures with our venture partners and they have substantive participating rights in such ventures, we account for these joint ventures using the equity method. Some of the joint ventures have elected to be taxed as REITs. As described in Note 1, at December 31, 2010, we have two joint venture investments located in Brazil. These investments, with an aggregate carrying amount of $483.3 million at December 31, 2010 and $214.4 million at December 31, 2009, are managed by the respective joint venture partners. As we also have substantial participation rights with respect to these international joint ventures, we account for them on the equity method. Additionally, during March 2010, we closed on the sale of our Costa Rica investment for $7.5 million, yielding a gain of $0.9 million. Finally, on August 4, 2010, we agreed to sell our entire interest in our joint venture in Turkey to our venture partner. Such transaction was completed on October 14, 2010 which, after recognizing a $21.1 million impairment loss on such investment, including accumulated other comprehensive income, resulted in a de minimis amount of gain reflected by the Predecessor in the fourth quarter of 2010.

        Generally, we anticipate that the 2011 operations of our joint venture properties will support the operational cash needs of the properties, including debt service payments. However, we have identified three properties (Riverchase Galleria, Silver City and Montclair) owned by our Unconsolidated Real Estate Affiliates with approximately $698.5 million of non-recourse secured mortgage debt, of which our share is $349.2 million, as underperforming assets. With respect to each of the properties owned by such Unconsolidated Real Estate Affiliates, all cash produced by such properties are under the control of the applicable lender. In the event we are unable to satisfactorily modify the terms of each of the loans associated with these properties, the collateral property for any such loan may be deeded to the respective lender in full satisfaction of the related debt. On October 6, 2010, Silver City entered into a Forbearance Agreement with the lender which provides for the joint marketing of the property with the lender for sale in lieu of foreclosure. On February 4, 2011 we received notice of the lender's intent to exercise its deed-in-lieu option with respect to the Montclair property with an anticipated closing to occur in March 2011.

        On May 3, 2010, the Unconsolidated Real Estate Affiliate that owned the Highland Mall located in Austin, Texas conveyed the property to the lender in full satisfaction of the non-recourse mortgage loan secured by the property. Such conveyance yielded to the Highland joint venture a gain on forgiveness of debt of approximately $55 million. Old GGP's allocable share of such gain was approximately $27 million, with such gain yielding an equal increase in the investment account. Immediately subsequent to the conveyance, Old GGP wrote-off the balance of its investment in Highland, yielding a nominal net gain with respect to the investment in such joint venture.

        In June and July 2009 we made capital contributions of $28.7 million and $57.5 million, respectively, to fund our portion of $172.2 million of joint venture mortgage debt which had reached maturity. As of December 31, 2010, $6.02 billion of indebtedness was secured by our Unconsolidated Properties, our proportionate share of which was $2.67 billion, including Retained Debt (as defined below). There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

        In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. Such Retained Debt totaled $155.6 million as of December 31, 2010 and $158.2 million as of December 31, 2009, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts of sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of December 31, 2010, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

        In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security. As of December 31, 2010, we do not expect to be required to fund more than immaterial amounts related to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.

        On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. ("Aliansce"), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce's common shares in Brazil (the "Aliansce IPO"). Although we did not sell any of our Aliansce shares in the Aliansce IPO, our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result of the stock sold in the Aliansce IPO. We will continue to apply the equity method of accounting to our ownership interest in Aliansce. Generally accepted accounting principles state that as an equity method investor, we need to account for the shares issued by Aliansce as if we had sold a proportionate share of our investment at the issuance price per share of the Aliansce IPO. Accordingly, Old GGP recognized a gain of $9.7 million for the period from January 1, 2010 through November 9, 2010, which is reflected in equity in income of Unconsolidated Real Estate Affiliates.

        The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

        Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008. Certain 2009 and 2008 amounts have been reclassified to conform to the 2010 presentation.

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	(In thousands)
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates
Assets:
Land	$893,769	$901,387
Buildings and equipment	7,810,685	7,924,577
Less accumulated depreciation	(1,808,819)	(1,691,362)
Developments in progress	56,714	333,537

Net property and equipment	6,952,349	7,468,139
Investment in unconsolidated joint ventures	630,212	385,767
Investment property and property held for development and sale	—	266,253

Net investment in real estate	7,582,561	8,120,159
Cash and cash equivalents	421,206	275,018
Accounts and notes receivable, net	148,059	226,385
Deferred expenses, net	196,809	197,663
Prepaid expenses and other assets	116,926	293,069
Assets held for disposition	94,336	—

Total assets	$8,559,897	$9,112,294

Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$5,891,224	$6,375,798
Accounts payable, accrued expenses and other liabilities	361,721	490,814
Liabilities held for disposition	143,517	—
Owners' equity	2,163,435	2,245,682

Total liabilities and owners' equity	$8,559,897	$9,112,294

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$2,163,435	$2,245,682
Less joint venture partners' equity	(2,006,460)	(1,940,707)
Capital or basis differences and loans	2,996,723	1,636,049

Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$3,153,698	$1,941,024

Reconciliation—Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset—Investment in and loans to/from
Unconsolidated Real Estate Affiliates	$3,153,698	$1,979,313
Liability—Investment in and loans to/from
Unconsolidated Real Estate Affiliates	—	(38,289)

Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$3,153,698	$1,941,024

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	Successor	Predecessor
	Period from November 10, 2010 through December 31, 2010		Years Ended December 31,
		Period Ended November 9, 2010
			2009	2008
	(Dollars in thousands, except for per share amounts)
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$108,520	$638,857	$730,564	$727,849
Tenant recoveries	45,113	270,059	329,946	331,424
Overage rents	6,724	9,429	13,162	17,627
Management and other fees	1,217	35,956	32,526	35,092
Other	8,662	25,082	31,428	34,075

Total revenues	170,236	979,383	1,137,626	1,146,067

Expenses:
Real estate taxes	12,565	77,814	95,828	90,417
Property maintenance costs	8,014	35,158	40,050	38,232
Marketing	5,406	11,472	15,014	17,926
Other property operating costs	24,787	148,701	182,618	173,509
(Recovery of) provision for doubtful accounts	(620)	6,656	12,884	7,029
Property management and other costs	7,933	61,808	77,956	88,628
General and administrative	2,519	30,850	29,915	27,964
Provisions for impairment	—	881	19,356	745
Litigation benefit	—	—	—	(89,225)
Depreciation and amortization	38,143	223,064	256,841	233,968

Total expenses	98,747	596,404	730,462	589,193

Operating income	71,489	382,979	407,164	556,874
Interest income	2,314	18,139	5,954	11,652
Interest expense	(52,616)	(302,476)	(324,492)	(329,133)
(Provision for) benefit from for income taxes	(179)	66	(1,673)	5,347
Equity in income of unconsolidated joint ventures	9,526	43,479	61,730	29,053

Income from continuing operations	30,534	142,187	148,683	273,793
Discontinued operations	(666)	34,010	(54,565)	45,542
Allocation to noncontrolling interests	111	964	(3,453)	623

Net income attributable to joint venture partners	$29,979	$177,161	$90,665	$319,958

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$29,979	$177,161	$90,665	$319,958
Joint venture partners' share of income	(17,878)	(67,845)	(26,320)	(119,709)
Amortization of capital or basis differences	(12,605)	(61,302)	(59,710)	(29,117)
Special allocation of litigation provision to GGPLP	—	—	—	(89,225)
Gain on Aliansce IPO	—	9,718	—	—
Loss on Highland Mall conveyence	—	(29,668)	—	—
Elimination of Unconsolidated Real Estate Affiliates loan interest	—	—	—	(1,313)
Discontinued operations	—	(6,207)	28,208	(23,506)

Equity in income of Unconsolidated Real Estate Affiliates	$(504)	$21,857	$32,843	$57,088

*
Includes losses (gains) on foreign currency

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE

        Mortgages, notes and loans payable are summarized as follows (see Note 14 for the maturities of our long term commitments):

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$13,687,452	$15,446,962
Corporate and other unsecured term loans	1,728,625	3,724,463

Total fixed-rate debt	15,416,077	19,171,425

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,425,680	2,500,892
Corporate and other unsecured term loans	206,200	2,783,700

Total variable-rate debt	2,631,880	5,284,592

Total Mortgages, notes and loans payable	18,047,957	24,456,017
Less: Mortgages, notes and loans payable subject to compromise	—	(17,155,245)

Total mortgages, notes and loans payable not subject to compromise	$18,047,957	$7,300,772

        On April 16 and 22, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor's estate. As of December 31, 2009, these pre-petition liabilities were subject to settlement under a plan of reorganization, and therefore were presented as Liabilities subject to compromise on the Consolidated Balance Sheet. The $7.3 billion that was not subject to compromise as of December 31, 2009 consisted primarily of the collateralized mortgages of the Non-Debtors, the 2009 Emerged Debtors and the DIP Facility (defined below).

        A total of 262 Debtors owning 146 properties with $14.89 billion of secured mortgage debt emerged from bankruptcy prior to the Effective Date. Of the Emerged Debtors, 149 Debtors owning 96 properties with $10.23 billion of secured mortgage debt emerged from bankruptcy during 2010 prior to the Effective Date, while 113 Debtors owning 50 properties with $4.66 billion of secured debt had emerged from bankruptcy as of December 31, 2009. The plans of reorganization for such Emerged Debtors provided for, in exchange for payment of certain extension fees and cure of previously unpaid amounts due on the applicable mortgage loans (primarily, principal amortization otherwise scheduled to have been paid since the Petition Date), the extension of the secured mortgage loans at previously existing non-default interest rates. As a result of the extensions, none of these loans have a maturity prior to January 1, 2014. In conjunction with these extensions, certain financial and operating covenants and guarantees were created or reinstated, all that became effective on the Effective Date.

        Prior to the Effective Date, the 13 Special Consideration Properties with $743.9 million in secured debt have emerged from bankruptcy. As described in Notes 2 and 4, Old GGP deeded two of the Special Consideration Properties to the respective lenders in the fourth quarter of 2010 and we deeded an additional three of such properties to the respective lenders in February 2011. Also as described in

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

Note 2, debt amounts attributable to the Special Consideration Properties have been classified as liabilities held for disposition.

        The weighted-average interest rate (including the effects of interest rate swaps for December 31, 2009), excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our collateralized mortgages, notes and loans payable was 5.24% at December 31, 2010 and 5.31% at December 31, 2009. The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 6.18% at December 31, 2010 and 4.24% at December 31, 2009. With respect to those loans and Debtors that were in bankruptcy in 2010 and 2009, Old GGP recognized interest expense on its loans based on contract rates in effect prior to bankruptcy as the Bankruptcy Court had ruled that interest payments based on such contract rates constituted adequate protection to the secured lenders. In addition, as the result of a consensual agreements reached in 2010 with lenders of certain of our corporate debt, Old GGP recognized $131.4 million of additional interest expense in 2010.

Collateralized Mortgages, Notes and Loans Payable

        As of December 31, 2010, $23.27 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $3.36 billion of debt, are cross-collateralized with other properties. Although a majority of the $16.11 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $4.78 billion of such mortgages, notes and loans payable are recourse due to guarantees or other security provisions for the benefit of the note holder. In addition, certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by GGP. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Corporate and Other Unsecured Loans

        We have certain unsecured debt obligations, the terms of which are described below. As the result of a consensual agreement reached in the third quarter of 2010 with lenders of certain of our corporate debt, we recognized $83.7 million of additional interest expense for the three and nine months ended September 30, 2010. The result of the Plan treatment for each of these obligations is also described below.

        In April 2007, GGPLP sold $1.55 billion aggregate principal amount of 3.98% Exchangeable Notes. The Plan provided that the holders of the Exchangeable Notes would be reinstated unless they elected to be paid in full in cash at par plus accrued interest at the stated non-default rate. Pursuant to the Plan, all of the holders of the Exchangeable Notes elected to be paid in full in cash at par plus accrued interest on the Effective Date.

        Interest on the Exchangeable Notes was payable semi-annually in arrears on April 15 and October 15 of each year. The Exchangeable Notes were scheduled to mature on April 15, 2027 unless previously redeemed by GGPLP, repurchased by GGPLP or exchanged in accordance with their terms prior to such date. The Exchangeable Notes were exchangeable for GGP common stock or a

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

combination of cash and common stock, at our option, upon the satisfaction of certain conditions, and any exchange had been stayed by our Chapter 11 Cases.

        The 2006 Credit Facility provided for a $2.85 billion term loan (the "Term Loan") and a $650.0 million revolving credit facility. However, during 2009 and up to the Effective Date, $1.99 billion of the Term Loan and $590.0 million of the revolving credit facility was outstanding under the 2006 Credit Facility and no further amounts were available to be drawn due to the defaults under our loans and, after the Petition Date, our Chapter 11 Cases. The 2006 Credit Facility had a scheduled maturity of February 24, 2010, although collection of such amount had been stayed by the Chapter 11 Cases. The interest rate was LIBOR plus 1.25%. On the Effective Date, the 2006 Credit Facility principal and accrued interest at the contract rate were paid in full as provided by the Plan.

        Concurrently with the 2006 Credit Facility transaction, GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities ("TRUPS"). The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. As a result, we have recorded the Junior Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets at December 31, 2010 and 2009. The Plan provided for reinstatement of the TRUPS.

        The balance of our bonds was $2.25 billion at December 31, 2009. The Plan provided for repayment in full, including accrued interest of the $595.0 million of bonds that had matured as of the Effective Date. Of the remaining amount of unmatured debt, approximately $1.04 billion was reinstated and $608.7 million was exchanged for new 6.75% bonds due 2015. At December 31, 2010, we are obligated on approximately $1.65 billion of publicly-traded unsecured bonds with maturities between September 30, 2012 and November 2015.

        In connection with the consummation of the Plan, we entered into a revolving credit facility (the "Facility") providing for revolving loans of up to $300.0 million, none of which was used to consummate the Plan, with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, various lenders, and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and RBC Capital Markets, LLC as Joint Lead Arrangers. On February 25, 2011, we amended the Facility to provide for loans up to approximately $720 million and, under certain circumstances, up to $1 billion. The revolving credit facility is scheduled to mature three years from the Effective Date. The Facility is guaranteed by certain of our subsidiaries and secured by (i) first lien mortgages on certain properties, (ii) first-lien pledges of equity interests in certain of our subsidiaries and (iii) various additional collateral.

        No amounts have been drawn on the Facility. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 4.5%. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we will be required to maintain a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cast interest coverage ratio.

Debtor-in-Possession Facility

        On May 14, 2009, the Bankruptcy Court issued an order authorizing certain of the Debtors to enter into a Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement among the Company, as co-borrower, GGP Limited Partnership, as co-borrower, certain of their subsidiaries, as guarantors, UBS AG, Stamford Branch, as agent, and the lenders party thereto (the "DIP Facility").

        The DIP Facility, which closed on May 15, 2009, provided for an aggregate commitment of $400.0 million (the "DIP Term Loan"), which was used to refinance the $215.0 million remaining balance on a short-term secured loan and the remainder of which used to provide additional liquidity to the Debtors during the pendency of their Chapter 11 Cases. The DIP Facility provided that principal outstanding on the DIP Term Loan bear interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 1.5%) plus 12%. Subject to certain conditions being present, the Company had the right to elect to repay all or a portion of the outstanding principal amount of the DIP Term Loan, plus accrued and unpaid interest thereon and all exit fees.

        On June 22, 2010, the Bankruptcy Court issued an order authorizing certain of the Debtors to enter into a new Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement among the Company, as co-borrower, GGP Limited Partnership, as co-borrower, certain of their subsidiaries, as guarantors, Barclays Capital, as the sole arranger, Barclay and Bank, PLC, as the Administrative Agent and Collateral Agent and the lenders party thereto (the "New DIP Facility").

        The New DIP Facility, which closed on July 23, 2010, provided for an aggregate commitment of $400.0 million (the "New DIP Term Loan"), which was used to refinance the DIP Term Loan. The New DIP Facility provided that principal outstanding on the New DIP Term Loan bear interest at an annual rate equal to 5.5% and was scheduled to mature at the earlier of May 16, 2011 or the effective date of a plan of reorganization of the Remaining Debtors. The New DIP Credit Agreement contained customary covenants, representations and warranties, and events of default. As provided by the Plan, the New DIP Term Loan was repaid in full in cash, including accrued interest, on the Effective Date.

Letters of Credit and Surety Bonds

        The Successor had outstanding letters of credit and surety bonds of $41.8 million as of December 31, 2010 and the Predecessor had $112.8 million as of December 31, 2009. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 7 INCOME TAXES

        The Predecessor elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code, commencing with the taxable year beginning January 1, 1993. The Successor will elect to be taxed as a REIT commencing with the taxable year beginning July 1, 2010, the date of the Successor's incorporation. Both the Predecessor and the Successor intend to maintain REIT status. To qualify as a

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests. In December 2010, the Successor declared a dividend of $0.38, paid on January 27, 2011 in the amount of approximately $35.8 million in cash and approximately 22.3 million shares of common stock (with a valuation of $14.4725 calculated based on the volume weighted average trading prices of GGP's common stock on January 19, 20 and 21, 2011), to meet such requirements. In December, 2009, the Predecessor obtained Bankruptcy Court approval to distribute $0.19 per share to its stockholders (paid on January 28, 2010) to satisfy such REIT distribution requirements for 2009. The dividend was paid on January 28, 2010 in a combination of $6.0 million in cash and 4,923,287 shares of common stock (with a valuation of $10.8455 calculated based on the volume weighted average trading prices of the Predecessor's common stock on January 20, 21 and 22, 2010). For 2010, the Predecessor will meet its distribution requirement through a combination of a consent dividend and a distribution under Section 857.

        As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income.

        We received a private letter ruling from the Internal Revenue Service (the "IRS") with respect to the tax effect of the transfer of assets from Old GGP and its subsidiaries to HHC and to the effect that the distribution of HHC to Old GGP's shareholders would qualify as tax-free to Old GGP and its subsidiaries for U.S. federal income tax purposes (the "IRS Ruling"). A private letter ruling from the IRS is generally binding on the IRS. Such IRS Ruling did not rule that the distribution satisfies every requirement for a tax-free spin-off, and the parties will rely solely on the advice of counsel for comfort that such additional requirements are satisfied.

        Both the Predecessor and the Successor have subsidiaries which we have elected to be treated as taxable REIT subsidiaries and which are therefore subject to federal and state income taxes.

        Generally, the Successor currently is open to audit by the Internal Revenue Service for the years ending December 31, 2007 through 2010 and is open to audit by state taxing authorities for years ending December 31, 2007 through 2010.

        Two of the Predecessor's taxable REIT subsidiaries distributed as part of HHC were subject to IRS audit for the years ended December 31, 2008 and 2007. On February 9, 2011, the two taxable REIT subsidiaries received statutory notices of deficiency ("90-day letters") seeking $144.1 million in additional tax. It is the Predecessor's position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries. The Predecessor previously provided for the additional taxes sought by the IRS, through its uncertain tax position liability or deferred tax liabilities. Although the Predecessor believes the tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In the opinion of management, the Predecessor has made adequate tax provisions for the years subject to examination. Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303,750,000. Under certain circumstances, the Successor has also agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303,750,000. As a result of this indemnity, the Successor intends to cause the two former taxable REIT subsidiaries to file petitions in the Tax Court contesting this liability.

        With respect to the Successor, based on its assessment of the expected outcome of examinations that are in process or may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, we do not expect that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2010 during the next twelve months.

        As a result of the emergence transactions, Old GGP and its subsidiaries did experience an ownership change as defined under section 382 of the Internal Revenue Code which will limit its use of certain tax attributes. As such, there are valuation allowances placed on deferred tax assets where appropriate. Most of the attributes of the Predecessor were either used in effecting the reorganization or transferred to HHC. Remaining attributes subject to limitation under Section 382 are not material.

        The provision for (benefit from) income taxes for the period from November 10 through December 31, 2010, the period from January 1, 2010 through November 9, 2010, the years ended December 31, 2009 and 2008 were as follows:

			Year ended December 31,
	Successor	Predecessor
	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	2009	2008
	(In thousands)
Current	$(2,572)	$(6,060)	$(6,332)	$15,791
Deferred	(6,357)	(54,513)	12,801	(8,085)

Total from Continuing Operations	(8,929)	(60,573)	6,469	7,706
Current	38	(29,181)	(9,111)	11,814
Deferred	—	(443,377)	(11,968)	3,940

Total from Discontinued Operations	38	(472,558)	(21,079)	15,754

Total	$(8,891)	$(533,131)	$(14,610)	$23,460

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

        The distribution of assets from Old GGP in the formation of HHC significantly changed the Successor's exposure to income taxes. The majority of taxable activities within Old GGP were distributed in the formation of HHC with relatively insignificant taxable activities remaining with the Successor. The vast majority of the Successor's activities will be conducted within the REIT structure. REIT earnings are generally not subject to federal income taxes. As such, the Successor does not expect the provision for (benefit from) income taxes to be a material item in its financial statements.

        Total provision for (benefit from) income taxes computed for continuing and discontinued operations by applying the Federal corporate tax rate for the period from November 10 through December 31, 2010, the period from January 1, 2010 through November 9, 2010, and the years ended December 31, 2009 and 2008 were as follows:

		Predecessor
	Successor
			Year ended December 31,
	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
			2009	2008
	(In thousands)
Tax at statutory rate on earnings from continuing operations before income taxes	$(89,608)	$(220,400)	$(207,687)	$(25,473)
Increase (decrease) in valuation allowances, net	1,491	(24,608)	22,479	7,558
State income taxes, net of Federal income tax benefit	557	2,839	2,945	4,130
Tax at statutory rate on REIT earnings not subject to Federal income taxes	90,430	222,840	188,000	18,852
Tax expense (benefit) from change in tax rates, prior period adjustments and other permanent differences	93	1,792	952	(924)
Tax expense (benefit from) discontinued operations	38	(472,558)	(21,079)	15,754
Uncertain tax position expense, excluding interest	(8,856)	(34,560)	866	(1,774)
Uncertain tax position interest, net of federal income tax benefit and other	(3,036)	(8,476)	(1,086)	5,337

(Benefit from) Provision for income taxes	$(8,891)	$(533,131)	$(14,610)	$23,460

        Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. The Predecessor's net operating loss carryforwards were currently scheduled to expire in subsequent years through 2031. The Successor's TRS net operating loss carryforwards are currently scheduled to expire in subsequent years through 2031. All of the Successor's REIT net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Code although it is not expected that there will be a significant impact as they are expected to be utilized against pre-change income.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

        The amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes for the Successor's TRS are as follows as of December 31, 2010:

	Amount	Expiration Dates
	(In thousands)
Net operating loss carryforwards—Federal	$—	n/a
Net operating loss carryforwards—State	35,766	2011–2031
Capital loss carryforwards	8,370	2015
Tax credit carryforwards—Federal AMT	—	n/a

        Each TRS and certain REIT entities subject to state income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. As of December 31, 2010, the Successor had gross deferred tax assets totaling $28.0 million, of which a valuation allowance of $17.5 million has been established against certain deferred tax assets, and gross deferred tax liabilities of $36.4 million. The significant change from 2009 primarily relates to the distribution of deferred tax assets and liabilities associated with HHC activities. Net deferred tax assets (liabilities) are summarized as follows:

	Successor December 31, 2010	Predecessor December 31, 2009
	(In thousands)
Total deferred tax assets	$27,998	$69,225
Valuation allowance.	(17,493)	(40,610)

Net deferred tax assets	10,505	28,615
Total deferred tax liabilities	(36,463)	(866,400)

Net deferred tax liabilities	$(25,958)	$(837,785)

        Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that the Successor does not reasonably expect to realize. Deferred tax assets that the Predecessor and Successor believe have only a remote possibility of realization have not been recorded.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

        The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2010 for the Successor and as of December 31, 2009 for the Predecessor are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interest and certain other costs	$—	$(747,086)
REIT deferred state tax liability	(9,653)	(9,653)
Other TRS Property, primarily differences in basis of assets and liabilities	(14,886)	(372)
Deferred income	—	(269,933)
Interest deduction carryforwards	—	142,073
Operating loss and tax credit carryforwards	16,074	65,459
Residential Property primarily differences in tax basis	—	22,337
Valuation allowance	(17,493)	(40,610)

Net deferred tax liabilities	$(25,958)	$(837,785)

        The deferred tax liability of the Predecessor associated with the master planned communities was largely attributable to the difference between the basis and carrying value. The cash cost related to this deferred tax liability was dependent upon the sales price of future land sales and the method of accounting used for income tax purposes. The deferred tax liability related to deferred income was the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in the Predecessor's Master Planned Communities. These activities, as well as the deferred tax assets associated with the interest deduction carryforward and the residential property were distributed in the formation of HHC.

        As provided by GAAP related to accounting for uncertainty in income taxes, the Predecessor chose to recognize and report interest and penalties, if necessary, within the provision for income tax expense and the Successor continues that choice. The Predecessor had unrecognized tax benefits recorded pursuant to uncertain tax positions of $104.0 million as of December 31, 2009, excluding interest, of which $32.0 million as of December 31, 2009 would impact the effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $25.4 million as of December 31, 2009. The Predecessor's unrecognized tax benefits and accrued interest significantly decreased as a result of the distribution of HHC. The Predecessor recognized an increase of interest expense related to the unrecognized tax benefits of $22.0 million for the period from January 1, 2010 through November 9, 2010 and $3.7 million and $2.7 million for the years ended December 31, 2009 and 2008, respectively. The increase in the Predecessor's 2010 interest expense related to an increase in unrecognized tax benefits, that were ultimately distributed to HHC upon its formation.

        The Successor had unrecognized tax benefits recorded pursuant to uncertain tax positions of $7.2 million as of December 31, 2010, excluding interest, all of which would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $1.1 million as of December 31, 2010. The Successor recognized a decrease in interest expense related to the unrecognized tax benefits of $3.0 million for the period from November 10, 2010 through December 31, 2010, primarily related to the lapse of the statute of limitations.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

        During the period ended November 9, 2010 and the years ended December 31, 2009 and 2008 the Predecessor recognized previously unrecognized tax benefits, excluding accrued interest, of $72.9 million, $(6.2) million and $7.0 million, respectively. The recognition of the previously unrecognized tax benefits resulted in the reduction of interest expense accrued related to these amounts.

		Predecessor
	Successor
			Year ended December 31,
	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
			2009	2008
	(In thousands)
Unrecognized tax benefits, opening balance	$16,090	$103,975	$112,915	$127,109
Gross increases—tax positions in prior period	—	3,671	41	3,336
Gross increases—tax positions in current period	—	69,216	6,969	3,637
Gross decreases—tax positions in prior period	—	—	(15,950)	(3,549)
Lapse of statute of limitations	(8,855)	(35,117)	—	(17,618)
Gross decreases—distributed with HHC	—	(125,291)	—	—
Gross decreases—tax positions in current period	—	(364)	—	—

Unrecognized tax benefits, ending balance	$7,235	$16,090	$103,975	$112,915

        Based on the Successor's assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will change from those recorded at December 31, 2010, although such change would not be material to the financial statements.

        Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for Federal income tax reporting purposes in, among other things, estimated useful lives, depreciable basis of properties and permanent and temporary differences on the inclusion or deductibility of elements of income and deductibility of expense for such purposes.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

        Distributions paid on our common stock and their tax status, as sent to our shareholders, is presented in the following table. The tax status of GGP distributions in 2010, 2009 and 2008 may not be indicative of future periods.

	Successor	Predecessor
	Period from November 10, 2010 through December 31, 2010	2009	2008
Ordinary income	$—	$0.103	$1.425
Return of capital	—	—	—
Qualified dividends	0.244	—	—
Capital gain distributions	0.136	0.087	0.075

Distributions per share	$0.380	$0.190	$1.500

NOTE 8 RENTALS UNDER OPERATING LEASES

        We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals (excluding operating leases at properties held for disposition at December 31, 2010) based on operating leases of our Consolidated Properties held as of December 31, 2010 are as follows:

Year	Amount
(In thousands)
2011	$1,484,820
2012	1,389,836
2013	1,251,939
2014	1,103,726
2015	937,962
Subsequent	2,922,101

$9,090,384

        Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market tenant leases. Such operating leases are with a variety of tenants, the majority of which are national and regional retail chains and local retailers, and consequently, our credit risk is concentrated in the retail industry.

NOTE 9 STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

        On October 27, 2010, New GGP, Inc. adopted the General Growth Properties, Inc. 2010 Equity Plan (the "Equity Plan") which remains in effect after the Effective Date. The number of shares of New GGP, Inc. common stock reserved for issuance under the Equity Plan is equal to 4% of New GGP, Inc.'s outstanding shares on a fully diluted basis as of the Effective Date. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 STOCK-BASED COMPENSATION PLANS (Continued)

restricted stock, other stock-based awards and performance-based compensation (collectively, "the Awards"). Directors, officers and other employees of GGP's and its subsidiaries and affiliates are eligible for Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair market value of a share of GGP's common stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed ten years.

        Also on October 27, 2010, pursuant to the Equity Plan and an employment and consulting agreement entered into on such date with Sandeep Mathrani to serve as Chief Executive Officer commencing January 17, 2011, options to acquire 2,000,000 shares of New GGP, Inc. common stock were granted. Such Mr. Mathrani options vest in four equal installments on each of the first four anniversaries of the grant date and carry an exercise price of $10.25 per share.

        On November 10, 2010, also pursuant to the Equity Plan, we granted 1,891,857 options to certain employees, with vesting periods of one to five years and an exercise price of $14.73 per share.

        Prior to the Chapter 11 Cases, Old GGP granted qualified and non-qualified stock options and restricted stock grants to attract and retain officers and key employees through the General Growth Properties, Inc. 2003 Incentive Stock Plan (the "2003 Incentive Plan"). The 2003 Incentive Plan provided for the issuance of 9,000,000 shares, of which 5,873,359 shares (5,036,627 stock options and 836,732 restricted shares) had been granted up to the Effective Date (subject to certain customary adjustments to prevent dilution). Additionally, the Compensation Committee of the Board of Directors (the "Compensation Committee") in the fourth quarter of 2008 granted 1,800,000 stock options to two senior executives. In addition, during the three months ended March 31, 2010 the Compensation Committee granted 100,000 stock options to a senior executive under the 2003 Incentive Plan. Further, as a result of the stock dividend, the number of shares issuable upon exercise of all outstanding options was increased by 58,127 shares in January 2010. Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the Fair Value of our common stock on the date of grant. The other terms of these options were determined by the Compensation Committee.

        Pursuant to the Plan, on the Effective Date, unvested options issued by Old GGP became fully vested. Each option to acquire a share of Old GGP common stock was replaced by two options: an option to acquire one share of New GGP, Inc. common stock and a separate option to acquire 0.098344 of a share of HHC common stock.

        The exercise price under the Old GGP outstanding options was allocated to the New GGP, Inc. options and the HHC options based on the relative market values of the two underlying stocks. For purposes of such allocation, the volume-weighted price of shares of New GGP, Inc. and HHC during the last ten-day trading period (the "Trading Period") ending on or before the 60th day after the Effective Date was used. As the date of emergence was November 9, 2010, the Trading Period was December 27, 2010 through January 7, 2011. The volume-weighted price of one New GGP, Inc. common share was $15.29 and one HHC common share was $54.13, during the Trading Period and, therefore, the exercise prices for the Old GGP options replaced were allocated in a ratio of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 STOCK-BASED COMPENSATION PLANS (Continued)

approximately 74.15% to GGP and 25.85% to HHC. In addition, we have agreed with HHC that all exercises of replacement options, except for those of Mr. Metz and Mr. Nolan that they exercised in 2010 immediately upon their termination of employment, would be settled by the employer of the Old GGP employee at the time of exercise.

        The following tables summarize stock option activity for the Equity Plan for the Successor and for the 2003 Incentive Stock Plan for the Predecessor as of and for the periods ended December 31, 2010, November 9, 2010 and for 2009 and 2008.

	Successor		Predecessor
	2010		2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1 (November 10 for Successor in 2010),	5,413,917	$16.26	4,241,500	$31.63	4,730,000	$33.01	3,053,000	$51.21
Granted	1,891,857	14.73	2,100,000	10.56	—	—	1,800,000	3.73
Stock dividend adjustment	—	—	58,127	30.32	—	—	—	—
Exercised	(1,828,369)	2.72	—	—	—	—	(23,000)	15.24
Forfeited	(25,000)	14.73	(55,870)	64.79	(290,000)	54.66	(100,000)	65.81
Expired	(25,394)	34.05	(929,840)	44.28	(198,500)	30.78	—	—

Stock options outstanding at December 31 (November 9 for Predecessor in 2010),	5,427,011	$20.21	5,413,917	$20.61	4,241,500	$31.63	4,730,000	$33.01

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$9.00–$13.00	2,150,788	9.3	$10.38	150,788	2.9	$12.05
$14.00–$15.00	1,866,857	9.9	14.73	—	—	—
$34.00–$37.00	698,333	0.1	36.81	698,333	0.1	36.81
$48.00–$50.00	711,033	0.9	48.06	711,033	0.9	48.06

Total	5,427,011	7.2	$20.21	1,560,154	0.7	$39.55

Intrinsic value (in thousands)	$12,369			$517

        Stock options under the Equity Plan generally vest in 20% increments annually from one year from the grant date. Options under the 2003 Plan were replaced under the Plan with options, fully vested, in New GGP Inc. common stock. The intrinsic value of outstanding and exercisable stock options as of December 31, 2010 represents the excess of our closing stock price on that date, $15.48, over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $23.7 million for options exercised during the period from November 10, 2010 through December 31, 2010, and $0.6 million for stock options exercised during the year ended December 31, 2008. No stock options were exercised during the period of January 1, 2010 through November 9, 2010, or during the year ended December 31, 2009.

        The weighted-average Fair Value of stock options as of the grant date was $3.92 for stock options granted during the period from November 10, 2010 through December 31, 2010, $4.99 for stock options granted during the period from January 1, 2010 through November 9, 2010 and $1.94 for stock options granted during the year ended December 31, 2008. No stock options were granted during the year ended December 31, 2009.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock

        Pursuant to the Equity Plan and the 2003 Stock Incentive Plan, GGP and Old GGP, respectively, made restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms varied in that a portion of the shares vested either immediately or on the first anniversary and the remainder vested in equal annual amounts over the next two to five years. Participating employees were required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that did not vest were forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest. All Old GGP grants of restricted stock became vested at the Effective Date. Each share of Old GGP's previously restricted common stock was replaced on the Effective Date by one share of New GGP, Inc. common stock and 0.098344 of a share of HHC common stock (rounded down to the nearest whole share because no fractional HHC shares were issued in accordance with the Plan).

        As part of Mr. Mathrani's employment and consulting agreement described above, he also received on the Effective Date 1,500,000 restricted shares of our common stock, which vest in equal installments on the first three anniversaries of the grant date. An additional 1,553,092 restricted shares were issued to certain employees on such date, also with vesting periods of one to four years.

        The following table summarizes restricted stock activity for the respective grant periods of November 10, 2010 through December 31, 2010, January 1, 2010 through November 9, 2010, and for the years ended December 31, 2009 and 2009:

	Successor		Predecessor
	2010		2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of January 1 (November 10 for Successor in 2010),	—	$—	275,433	$33.04	410,767	$41.29	136,498	$59.75
Granted	3,053,092	14.21	90,000	15.14	70,000	2.10	360,232	35.69
Canceled	(12,500)	14.73	(8,097)	35.57	(69,628)	46.04	(32,799)	35.65
Vested	(232,910)	13.87	(357,336)	28.48	(135,706)	35.38	(53,164)	54.24

Nonvested restricted stock grants outstanding as of December 31 (November 9 for Predecessor in 2010),	2,807,682	$14.24	—	$—	275,433	$33.04	410,767	$41.29

        The weighted average remaining contractual term (in years) of nonvested awards as of December 31, 2010 was 3.5 years.

        The total Fair Value of restricted stock grants which vested was $3.7 million during the period from November 10, 2010 through December 31, 2010, $5.6 million during the period from January 1, 2010 through November 9, 2010, $0.1 million during the year ended December 31, 2009, and $2.0 million during the year ended December 31, 2008.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 STOCK-BASED COMPENSATION PLANS (Continued)

Threshold-Vesting Stock Options

        Under the 1998 Incentive Stock Plan (the "1998 Incentive Plan"), stock incentive awards to employees in the form of threshold-vesting stock options ("TSOs") have been granted. The exercise price of the TSO was the current market price ("CMP") as defined in the 1998 Incentive Plan of Old GGP common stock on the date the TSO was granted. In order for the TSOs to vest, common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The threshold price was determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter were required to be exercised within 30 days of the vesting date or be forfeited. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. Under the 1998 Incentive Plan, 8,163,995 options had been granted and there were no grants in 2008. The 1998 Incentive Plan terminated December 31, 2008. All unvested TSOs vested on the Effective Date and were replaced by vested GGP options and HHC options with equivalent terms as the former TSOs. As most TSO's were granted subsequent to 2004, the majority of the options as replacements for TSOs were forfeited on December 10, 2010. The following is information for the options as replacements for TSOs as of December 31, 2010 and for the year then ended:

Predecessor:
TSOs Outstanding, January 1, 2008	2,687,579
Forfeited	(466,647)
Exercised	—

TSOs Outstanding, December 31, 2008	2,220,932
Forfeited/Canceled	(252,407)
Exercised	—

TSOs Outstanding, December 31, 2009	1,968,525
Stock Dividend Adjustment	30,917
Forfeited/Canceled	(305,027)
Exercised	(5,156)

TSOs Outstanding, November 9, 2010	1,689,259
Successor:
Forfeited/Expired(*)	(1,578,749)
Surrendered for cash	(1,085)

Options as replacements for TSOs outstanding, December 31, 2010	109,425

Weighted Average Exercise Price Outstanding	$10.59
Weighted Average Remaining Term Outstanding	0.91
Fair Value of Outstanding on Effective Date	465,422

(*)
All outstanding TSOs vested pursuant to the Plan on the Effective Date. The majority of the TSOs outstanding on the Effective Date had terms which stated that, once vested, such options would expire within 30 days if not exercised.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 STOCK-BASED COMPENSATION PLANS (Continued)

        Holders of in-the-money options under the 1998 Incentive Stock Plan had the right to elect, within sixty days after the Effective Date, to surrender such options for a cash payment equal to the amount by which the highest reported sales price for a share of Old GGP common stock during the sixty-day period prior to and including the Effective Date exceeded the exercise price per share under such option, multiplied by the number of shares of common stock subject to such option. As of the expiration of the period to elect to receive a cash payment for such in-the-money options, one holder with 1,085 of such in-the-money options had elected to receive a cash payment and accordingly, received in 2010, approximately $7 thousand in exchange for such options.

Other Required Disclosures

        Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated values of options granted during 2010 were based on the following assumptions:

	Successor	Predecessor
	November 10, 2010 through December 31, 2010	January 1, 2010 through November 9, 2010	2009	2008
Risk-free interest rate(*)	1.26%	1.39%	No options granted	1.68%
Dividend yield(*)	2.72%	2.86%	No options granted	4.00%
Expected volatility	38.00%	38.00%	No options granted	97.24%
Expected life (in years)	5.0	5.0	No options granted	3.0%

(*)
Weighted average

        Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $6.0 million for the period from November 10, 2010 through December 31, 2010, $16.2 million for the period from January 1, 2010 through November 9, 2010, $8.6 million for the year ended December 31, 2009, and $6.8 million for the year ended December 31, 2008. The Successor condensed consolidated statements of operations do not include any expense related to the conversion of Old GGP options to acquire Old GGP common stock into options to acquire New GGP, Inc. and HHC common stock as such options are fully vested at the Effective Date and no service period expense or compensation expense is therefore recognizable.

        As of December 31, 2010, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $53.1 million. Of this total, $20.1 million is expected to be recognized in 2011, $13.1 million in 2012, $11.7 million in 2013, $5.4 million in 2014, and $2.8 million in 2015. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

Employee Stock Purchase Plan

        The General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP"), which was terminated effective June 30, 2009 and had been suspended from June 2008 through June 2009, was

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 STOCK-BASED COMPENSATION PLANS (Continued)

established to assist eligible employees in acquiring stock ownership interest in GGP. Under the ESPP, eligible employees made payroll deductions over a six-month purchase period. At the end of each six-month purchase period, the amounts withheld were used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of a common stock on the first or last trading day of the purchase period. The ESPP was considered a compensatory plan in accordance with the generally accepted accounting principles related to share—based payments. From inception through June 30, 2009, an aggregate of 1.7 million shares of our common stock had been purchased by eligible employees under the ESPP. Compensation expense related to the ESPP was $1.0 million in 2008. No compensation expense was recognized in 2009 or 2010.

Defined Contribution Plan

        We sponsor the General Growth 401(k) Savings Plan (the "401(k) Plan") which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. Subject to certain limitations (including an annual limit imposed by the Code), each participant is allowed to make before-tax contributions up to 50% of gross earnings, as defined. We add to a participant's account through a matching contribution up to 6% of the participant's annual earnings contributed to the 401(k) Plan. We match 100% of the first 4% of earnings contributed by each participant and 50% of the next 2% of earnings contributed by each participant. We recognized expense resulting from the matching contributions of $1.5 million during the period from November 10, 2010 through December 31, 2010, $7.3 million during the period from January 1, 2010 through November 9, 2010, $9.1 million during the year ended December 31, 2009, and $10.7 million during the period ended December 31, 2008.

Dividend Reinvestment and Stock Purchase Plan

        Old GGP's Dividend Reinvestment and Stock Purchase Plan ("DRSP") was terminated on the Petition Date. In general, the DRSP had allowed participants to purchase our common stock from dividends received or additional cash investments. The stock was purchased at current market price, but no fees or commissions were charged to the participant. As of the Petition Date, an aggregate of 837,604 shares of our common stock had been issued under the DRSP. The Board of Directors of the Successor has approved a dividend reinvestment plan to be implemented in early 2011 in which all stockholders will be eligible to participate. In addition, the Plan Sponsors and Blackstone have agreed that, subject to certain exceptions, for 2011 and 2012, they will participate in such a plan and elect to have their dividends be paid in the form of common stock.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 OTHER ASSETS

        The following table summarizes the significant components of prepaid expenses and other assets.

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	(In thousands)
Above-market tenant leases (Note 3)	$1,518,893	$34,339
Security and escrow deposits	259,440	99,685
Below-market ground leases (Note 3)	255,854	241,676
Real estate tax stabilization agreement (Note 3)	110,607	71,607
Prepaid expenses	63,842	88,651
Receivables—finance leases and bonds	50,920	119,506
Below-market office leasee leases (Note 3)	15,026	—
Deferred tax, net of valuation allowances	10,505	28,615
Special Improvement District receivable	—	48,713
Other	15,365	21,955

Total prepaid expenses and other assets	$2,300,452	$754,747

NOTE 11 OTHER LIABILITIES

        The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	Successor	Predecessor
	December 31, 2010	December 31, 2009
	(In thousands)
Below-market tenant leases (Note 3)	$932,311	$63,290
Accounts payable and accrued expenses	302,977	434,911
Accrued payroll and other employee liabilities	176,810	104,926
Accrued interest	143,856	366,398
Accrued real estate taxes	75,137	88,511
Deferred gains/income	60,808	67,611
Construction payable	36,448	150,746
Tenant and other deposits	19,109	23,250
Conditional asset retirement obligation liability	16,637	24,601
Uncertain tax position liability	8,356	129,413
Contingent purchase price liability	—	68,378
Other	159,521	212,861

Total accounts payable and accrued expenses	1,931,970	1,734,896
Amounts subject to compromise (Note 1)	—	(612,008)

Accounts payable and accrued expenses not subject to compromise	$1,931,970	$1,122,888

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Components of accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 are as follows:

	Successor	Predecessor
	2010	2009
	(In thousands)
Net unrealized losses on financial instruments	$129	$(14,673)
Accrued pension adjustment	—	(1,704)
Foreign currency translation	75	16,166
Unrealized losses on available-for-sale securities	(32)	(38)

	$172	$(249)

NOTE 13 COMMITMENTS AND CONTINGENCIES

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

        We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Contractual rental expense, including participation rent totaled $2.1 million for the period from November 10, 2010 through December 31, 2010, $10.6 million for the period January 1, 2010 through November 9, 2010, $13.0 million for the year ended December 31, 2009, and $13.2 million for the year ended December 31, 2008, while the same rent expense excluding amortization of above and below market ground leases and straight line rents, as presented in our consolidated financial statements totaled $1.2 million for the period from November 10, 2010 through December 31, 2010, $5.8 million for the period January 1, 2010 through November 9, 2010, $7.5 million for the year ended December 31, 2009, and $7.1 million for the year ended December 31, 2008.

        In conjunction with the acquisition of The Grand Canal Shoppes in 2004, the Predecessor entered into an agreement (the "Phase II Agreement") to acquire the multi-level retail space that is part of The Shoppes at The Palazzo in Las Vegas, Nevada (The "Phase II Acquisition") which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The acquisition closed on February 29, 2008 for an initial purchase price payment of $290.8 million. The Phase II Agreement provided for additional purchase price payments based on net operating income, as defined, of the Phase II retail space but, pursuant to the Plan, no further payments will be made on this property.

        See Note 7 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the contractual maturities of our long-term commitments. Long-term debt, Special Consideration Properties debt and ground leases include the related acquisition accounting Fair Value adjustments:

	2011	2012	2013	2014	2015	Subsequent/ Other	Total
	(In thousands)
Long-term debt-principal	$424,296	$1,681,368	$1,677,190	$3,135,718	$2,856,076	$8,273,309	$18,047,957
Special consideration debt principal*	556,415	—	—	—	—	—	556,415
Retained debt-principal	2,417	65,840	1,227	1,303	1,383	80,076	152,246
Ground lease payments	6,398	6,463	6,571	6,635	6,675	239,645	272,387
Uncertainty in income taxes, including interest	—	—	—	—	—	8,356	8,356

Total	$989,526	$1,753,671	$1,684,988	$3,143,656	$2,864,134	$8,601,386	$19,037,361

*
Special Consideration Properties debt principal is included in liabilities held for disposition on the consolidated balance sheet.

Contingent Stock Agreement

        In conjunction with GGP's acquisition of The Rouse Company ("TRC") in November 2004, GGP assumed TRC's obligations under the Contingent Stock Agreement, ("the "CSA"). Under the terms of the CSA, Old GGP was required through August 2009 to issue shares of its common stock semi-annually (February and August) to the previous owners of certain assets within the Summerlin Master Planned Community (the "CSA Assets") dependent on the cash flows from the development and/or sale of the CSA Assets and Old GGP's stock price. During 2009, Old GGP was not obligated to deliver any shares of its common stock under the CSA as the net development and sales cash flows of the CSA assets were negative for the applicable periods. During 2008, 356,661 shares of Old GGP common stock (from treasury shares) were delivered pursuant to the CSA. The Plan provided that the final payment and settlement of all other claims under the CSA would be a total of $230.0 million, all of which has been paid by GGP as of December 31, 2010. On the Effective Date, the CSA assets were spun-out, with the other Summerlin assets, to HHC.

NOTE 14 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

        On June 12, 2009, the FASB issued new generally accepted accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of the previous guidance and are effective for the Company on January 1, 2010. Although the amendments significantly affected the overall consolidation analysis under previously issued guidance, our consolidated financial statements were not significantly impacted by this new guidance.

NOTE 15 SEGMENTS

        Through the Effective Date in 2010, we had two business segments which offered different products and services. Our segments were managed separately because each requires different operating strategies or management expertise. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material operations are within the United States and no

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 SEGMENTS (Continued)

customer or tenant comprises more than 10% of consolidated revenues. Prior to the Effective Date, our reportable segments were as follows:

  •
  Retail and Other—includes the operation, development and management of retail and other rental property, primarily shopping centers

  •
  Master Planned Communities—includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, and our one residential condominium project located in Natick (Boston), Massachusetts

        On the Effective Date, the assets included in the Master Planned Communities segment were distributed to HHC pursuant to the Plan (Note 1) and are therefore no longer reported as a segment.

        The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income ("NOI") which represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization and, with respect to our retail and other segment, provisions for impairment. Management believes that NOI provides useful information about a property's operating performance.

        The accounting policies of the segments are the same as those described in Note 2, except that we report Unconsolidated Real Estate Affiliates using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, Equity in income of Unconsolidated Real Estate Affiliates, in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenue is reduced by the NOI attributable to our noncontrolling interest partners in consolidated joint ventures.

        The total cash expenditures for additions to long-lived assets for the Master Planned Communities segment were $40.2 million for the from January 1, 2010 through November 9, 2010, $78.2 million for the year ended December 31, 2009 and $166.1 million for the year ended December 31, 2008. Similarly, cash expenditures for long-lived assets for the Retail and Other segment were $54.1 million for the period from November 10, 2010 through December 31, 2010, $230.1 million for the period from January 1, 2010 through November 9, 2010, $252.8 million for the year ended December 31, 2009 and $1.19 billion for the year ended December 31, 2008. Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.

        The total amount of Old GGP goodwill, as presented on our Consolidated Balance Sheets at December 31, 2009, was included in our Retail and Other segment.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 SEGMENTS (Continued)

        Retail and Other operating results are as follows:

	Year Ended December 31, 2010
	Consolidated Properties		Unconsolidated Properties		Segment Basis
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Retail and Other	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
	(In thousands)
Property revenues:
Minimum rents	$261,316	$1,558,069	$53,598	$322,021	$314,914	$1,880,090
Tenant recoveries	109,757	694,360	21,135	127,051	130,892	821,411
Overage rents	19,804	34,776	3,131	4,318	22,935	39,094
Other, including noncontrolling interests	15,309	54,828	3,649	11,641	18,958	66,469

Total property revenues	406,186	2,342,033	81,513	465,031	487,699	2,807,064

Property operating expenses:
Real estate taxes	36,585	222,459	5,956	36,988	42,541	259,447
Property maintenance costs	20,901	92,212	3,732	16,268	24,633	108,480
Marketing	12,245	24,271	2,560	5,354	14,805	29,625
Other property operating costs	68,692	396,320	12,177	72,737	80,869	469,057
Provision for doubtful accounts	480	15,870	(284)	3,204	196	19,074

Total property operating expenses	138,903	751,132	24,141	134,551	163,044	885,683

Retail and other net operating income	$267,283	$1,590,901	$57,372	$330,480	$324,655	$1,921,381

	Year Ended December 31, 2009
Retail and Other	Consolidated Properties	Unconsolidated Properties	Segment Basis
	(In thousands)
Property revenues:
Minimum rents	$1,845,844	$372,095	$2,217,939
Tenant recoveries	829,249	155,471	984,720
Overage rents	48,447	7,753	56,200
Other, including noncontrolling interests	71,650	23,522	95,172

Total property revenues	2,795,190	558,841	3,354,031

Property operating expenses:
Real estate taxes	255,869	45,756	301,625
Property maintenance costs	104,644	18,522	123,166
Marketing	32,153	7,100	39,253
Other property operating costs	471,810	91,922	563,732
Provision for doubtful accounts	26,944	6,107	33,051

Total property operating expenses	891,420	169,407	1,060,827

Retail and other net operating income	$1,903,770	$389,434	$2,293,204

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 SEGMENTS (Continued)

	Year Ended December 31, 2008
Retail and Other	Consolidated Properties	Unconsolidated Properties	Segment Basis
	(In thousands)
Property revenues:
Minimum rents	$1,922,121	$364,094	$2,286,215
Tenant recoveries	866,000	156,522	1,022,522
Overage rents	67,822	9,464	77,286
Other, including noncontrolling interests	96,222	20,106	116,328

Total property revenues	2,952,165	550,186	3,502,351

Property operating expenses:
Real estate taxes	252,317	43,047	295,364
Property maintenance costs	97,664	17,641	115,305
Marketing	40,514	8,339	48,853
Other property operating costs	498,344	93,090	591,434
Provision for doubtful accounts	15,646	3,401	19,047

Total property operating expenses	904,485	165,518	1,070,003

Retail and other net operating income	$2,047,680	$384,668	$2,432,348

        The following reconciles NOI to GAAP-basis operating income and income from continuing operations:

	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In thousands)
Real estate property net operating income:
Segment basis	$324,655	$1,921,381	$2,293,204	$2,432,348
Unconsolidated Properties	(57,372)	(330,480)	(389,434)	(384,668)

Consolidated Properties	267,283	1,590,901	1,903,770	2,047,680
Management fees and other corporate revenues	8,894	54,351	75,304	96,069
Property management and other costs	(29,821)	(137,834)	(173,425)	(181,834)
General and administrative	(22,262)	(24,735)	(32,299)	(40,131)
Strategic initiatives	—	—	(61,961)	(17,231)
Provisions for impairment	—	(15,733)	(475,607)	(63,833)
Litigation benefit	—	—	—	57,131
Depreciation and amortization	(139,457)	(568,146)	(709,261)	(717,119)
Noncontrolling interest in NOI of Consolidated Properties and other	1,462	10,560	10,893	10,864

Operating income	86,099	909,364	537,414	1,191,596
Interest income	723	1,524	1,618	1,262
Interest expense	(139,130)	(1,249,444)	(1,290,176)	(1,308,874)
Permanent warrant liability expense	(205,252)	—	—	—
(Provision for) benefit from income taxes	8,929	60,573	(6,469)	(7,706)
Equity in income of Unconsolidated Real Estate Affiliates	(504)	21,857	32,843	57,088
Reorganization items	—	(339,874)	104,976	—

Loss from continuing operations	$(249,135)	$(596,000)	$(619,794)	$(66,634)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 SEGMENTS (Continued)

        The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Successor	Predecessor
	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
		(In thousands)
Segment basis total property revenues	$487,699	$2,807,064	$3,354,031	$3,502,351
Unconsolidated segment revenues	(81,513)	(465,031)	(558,841)	(550,186)
Management fees and other corporate revenues	8,894	54,351	75,304	96,069
Noncontrolling interest in NOI of Consolidated Properties and other	1,462	10,560	10,893	10,864

GAAP-basis consolidated total revenues	$416,542	$2,406,944	$2,881,387	$3,059,098

NOTE 16 PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        The following pro forma financial information has been presented as a result of the acquisition of the Predecessor pursuant to the Plan during 2010. The pro forma consolidated statements of operations are based upon the historical financial information of the Predecessor and the Successor as presented in this Annual Report, excluding discontinued operations and the financial information of operations spun off to HHC, as if the transaction had been consummated on the first day of the earliest period presented.

        The following pro forma financial information may not necessarily be indicative of what our actual results would have been if the Plan of Reorganization had been consummated as of the date assumed, nor does it purport to represent our results of operations for future periods.

	For the Period from November 10, 2010 through December 31, 2010	For the Period from January 1, 2010 through November 9, 2010	Pro Forma Year Ended December 31, 2010
	(In thousands)
Total revenues	$416,542	$2,406,944	$2,784,518
Loss from continuing operations	(249,135)	(596,000)	(716,221)
		Year Ended December 31, 2009	Pro Forma Year Ended December 31, 2009
		(In thousands)
Total revenues		$2,881,387	$2,833,399
Loss from continuing operations		(619,794)	(980,352)

        Included in the above pro forma financial information for the year ended December 31, 2010 and 2009 are the following adjustments:

        Minimum rent receipts are recognized on a straight-line basis over periods that reflect the related lease terms, and include accretion and amortization related to above and below market portions of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (Continued)

tenant leases. Acquisition accounting pro forma adjustments reflect a change in the periods over which such items are recognized. The adjustment related to straight line rent and accretion and amortization related to above and below market portions of tenant leases was a decrease in revenues of $43.8 million for the year ended December 31, 2010 and $54.4 million for the year ended December 31, 2009.

        Depreciation and amortization have been adjusted to reflect adjustments of estimated useful lives and contractual terms as well as the fair valuation of the underlying assets and liabilities, resulting in changes to the rate and amount of depreciation and amortization.

        Interest expense has been adjusted to reflect the reduction in interest expense due to the repayment or replacement of certain of Old GGP's debt as provided by the Plan. In addition, the pro forma information reflects non-cash adjustments to interest expense due to the fair valuing of debt and deferred expenses and other amounts in historical interest expense as a result of the acquisition method of accounting.

        Warrant expenses have been adjusted to reflect the pro forma adjustments related to the changes in the fair value of the Permanent Warrants that are recognized in earnings.

        Income taxes have been adjusted to reflect the pro forma adjustments to income, tax-effected at an average tax rate of approximately 39.09% for items impacting our remaining taxable REIT subsidiary.

        Reorganization items have been reversed as the Plan is assumed to be effective and all Old GGP Debtors are deemed to have emerged from bankruptcy as of the first day of the periods presented and, accordingly, such expenses or items would not be incurred.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010
	Predecessor				Successor
	First Quarter	Second Quarter	Third Quarter	Period from October 1 through November 9	Period from November 10 through December 31
	(In thousands except for per share amounts)
Total revenues	$703,610	$694,072	$699,661	$309,601	$416,542
Operating income	260,313	264,265	260,508	124,279	86,099
Income (loss) from continuing operations	7,094	(124,182)	(217,972)	(260,940)	(249,135)
Income (loss) from discontinued operations	48,698	6,627	(15,796)	(655,891)	(6,949)
Net income (loss) attibutable to common shareholders	51,656	(117,527)	(231,185)	(888,702)	(254,216)
Basic and diluted earnings (loss) per share from:
Continuing operations	0.02	(0.39)	(0.69)	(0.82)	(0.26)
Discontinued operations	0.15	0.02	(0.05)	(2.07)	(0.01)
Dividends declared per share	—	—	—	—	0.38
Weighted-average shares outstanding:
Basic	315,773	317,363	317,393	317,393	945,248
Diluted	317,070	317,363	317,393	317,393	945,248

	2009
	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except for per share amounts)
Total revenues	$729,045	$716,478	$701,659	$734,205
Operating (loss) income	(14,338)	234,820	233,762	83,170
Loss from continuing operations	(335,354)	(112,093)	(93,357)	(78,990)
Loss from discontinued operations	(68,891)	(46,508)	(24,102)	(545,327)
Net loss attibutable to common shareholders	(396,082)	(158,401)	(117,846)	(612,360)
Basic and diluted loss per share from:
Continuing operations*	(1.08)	(0.36)	(0.30)	(0.25)
Discontinued operations*	(0.22)	(0.15)	(0.08)	(1.75)
Dividends declared per share	—	—	—	0.19
Weighted-average shares outstanding:
Basic	310,868	312,337	312,363	312,382
Diluted	310,868	312,337	312,363	312,382

(*)
Loss per share for the quarters do not add up to the annual earnings per share due to the issuance of additional common stock during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the Company) as of December 31, 2010 (Successor Company balance sheet) and as of December 31, 2009 (Predecessor Company balance sheet), and the related consolidated statements of income and comprehensive income, equity, and cash flows for the period from November 10, 2010 through December 31, 2010 (Successor Company operations) and for the period from January 1, 2010 through November 9, 2010, and for each of the two years in the period ended December 31, 2009 (Predecessor Company operations) and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated March 7, 2011 (for which the report on the consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs regarding the Company's financial statements with assets, liabilities, and a capital structure having carrying values not comparable with prior periods and the Company's change in method of accounting for noncontrolling interests); such reports are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on pages F-80 to F-86 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 7, 2011

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
			Purchase Accounting Acquisition Cost
												Latest Income Statement is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
Retail and Other:
Ala Moana Center	Honolulu, HI	$1,350,780	$661,647	$1,743,044	$—	$3,463	$661,647	$1,746,507	$2,408,154	$9,005	2010	(e)
Anaheim Crossing	Anaheim, CA	—	—	1,986	—	29	—	2,015	2,015	425	2010	(e)
Animas Valley Mall	Farmington, NM	44,470	6,509	32,270	—	86	6,509	32,356	38,865	353	2010	(e)
Apache Mall	Rochester, MN	—	17,738	116,663	—	105	17,738	116,768	134,506	774	2010	(e)
Arizona Center(f)	Phoenix, AZ	—	4,095	168,099	—	253	4,095	168,352	172,447	1,374	2010	(e)
Augusta Mall	Augusta, GA	160,301	25,450	137,376	—	536	25,450	137,912	163,362	1,081	2010	(e)
Austin Bluffs Plaza	Colorado Springs, CO	2,090	1,425	1,075	—	—	1,425	1,075	2,500	10	2010	(e)
Bailey Hills Village	Eugene, OR	—	422	347	—	1	422	348	770	1	2010	(e)
Baskin Robbins	Idaho Falls, ID	—	333	19	—	—	333	19	352	1	2010	(e)
Baybrook Mall	Friendswood, TX	184,963	73,095	288,241	—	260	73,095	288,501	361,596	1,673	2010	(e)
Bayshore Mall	Eureka, CA	31,282	4,770	33,305	—	499	4,770	33,804	38,574	323	2010	(e)
Bayside Marketplace	Miami, FL	87,488	—	198,396	—	968	—	199,364	199,364	1,790	2010	(e)
Beachwood Place	Beachwood, OH	231,492	59,156	196,205	—	645	59,156	196,850	256,006	979	2010	(e)
Bellis Fair	Bellingham, WA	63,388	14,122	102,033	—	371	14,122	102,404	116,526	625	2010	(e)
Birchwood Mall	Port Huron, MI	48,024	8,316	44,884	—	68	8,316	44,952	53,268	322	2010	(e)
Boise Plaza	Boise, ID	—	374	1,148	—	106	374	1,254	1,628	248	2010	(e)
Boise Towne Plaza	Boise, ID	9,813	6,457	3,195	—	10	6,457	3,205	9,662	56	2010	(e)
Boise Towne Square	Boise, ID	71,305	37,724	159,923	—	275	37,724	160,198	197,922	955	2010	(e)
Brass Mill Center	Waterbury, CT	91,578	21,959	79,574	—	48	21,959	79,622	101,581	550	2010	(e)
Brass Mill Commons	Waterbury, CT	19,586	9,538	19,533	—	—	9,538	19,533	29,071	163	2010	(e)
Burlington Town Center	Burlington, VT	24,178	3,703	22,576	—	43	3,703	22,619	26,322	352	2010	(e)
Cache Valley Mall	Logan, UT	29,294	2,890	19,402	—	65	2,890	19,467	22,357	146	2010	(e)
Cache Valley Marketplace	Logan, UT	—	1,072	7,440	—	13	1,072	7,453	8,525	63	2010	(e)
Canyon Point Village Center(f)	Las Vegas, NV	186	11,439	9,388	—	—	11,439	9,388	20,827	46	2010	(e)
Capital Mall	Jefferson City, MO	20,614	1,114	7,731	—	42	1,114	7,773	8,887	120	2010	(e)
Chula Vista Center	Chula Vista, CA	—	13,214	67,743	—	5,145	13,214	72,888	86,102	539	2010	(e)
Coastland Center	Naples, FL	123,716	24,470	166,038	—	167	24,470	166,205	190,675	958	2010	(e)
Collin Creek	Plano, TX	65,125	14,747	48,094	—	278	14,747	48,372	63,119	403	2010	(e)
Colony Square Mall	Zanesville, OH	28,873	4,253	29,573	—	154	4,253	29,727	33,980	275	2010	(e)
Columbia Mall	Columbia, MO	90,643	7,943	107,969	—	60	7,943	108,029	115,972	812	2010	(e)
Columbiana Centre	Columbia, SC	106,233	22,178	125,061	—	341	22,178	125,402	147,580	1,000	2010	(e)
Coral Ridge Mall	Coralville, IA	93,631	20,178	134,515	—	110	20,178	134,625	154,803	851	2010	(e)
Coronado Center	Albuquerque, NM	155,859	28,312	153,526	—	618	28,312	154,144	182,456	1,116	2010	(e)
Crossroads Center	St. Cloud, MN	79,847	15,499	103,077	—	762	15,499	103,839	119,338	740	2010	(e)
Cumberland Mall	Atlanta, GA	108,418	36,913	138,795	—	1,676	36,913	140,471	177,384	990	2010	(e)
Deerbrook Mall	Humble, TX	65,867	36,761	133,448	—	28	36,761	133,476	170,237	860	2010	(e)
Eastridge Mall	Casper, WY	34,641	5,484	36,756	—	72	5,484	36,828	42,312	298	2010	(e)
Eastridge Mall	San Jose, CA	153,794	30,368	135,317	—	796	30,368	136,113	166,481	795	2010	(e)
Eden Prairie Center	Eden Prairie, MN	74,481	24,985	74,733	—	23	24,985	74,756	99,741	745	2010	(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
			Purchase Accounting Acquisition Cost
												Latest Income Statement is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
Retail and Other:
Fallbrook Center	West Hills, CA	82,595	18,479	62,432	—	485	18,479	62,917	81,396	451	2010	(e)
Faneuil Hall Marketplace	Boston, MD	94,527	—	91,817	—	(32,921)	—	58,896	58,896	813	2010	(e)
Fashion Place	Murray, UT	141,041	24,068	232,456	—	1,383	24,068	233,839	257,907	1,297	2010	(e)
Fashion Show	Las Vegas, NV	638,066	564,310	627,327	—	(261)	564,310	627,066	1,191,376	4,244	2010	(e)
Foothills Mall	Fort Collins, CO	39,588	16,137	22,259	—	436	16,137	22,695	38,832	292	2010	(e)
Fort Union	Midvale, UT	2,515	—	2,104	—	183	—	2,287	2,287	41	2010	(e)
Four Seasons Town Centre	Greensboro, NC	96,643	17,259	126,570	—	380	17,259	126,950	144,209	771	2010	(e)
Fox River Mall	Appleton, WI	196,869	42,259	217,932	—	150	42,259	218,082	260,341	1,121	2010	(e)
Fremont Plaza	Las Vegas, NV	—	—	1,723	—	1	—	1,724	1,724	26	2010	(e)
Gateway Crossing Shopping Center	Bountiful, UT	14,305	9,701	13,957	—	16	9,701	13,973	23,674	157	2010	(e)
Gateway Mall	Springfield, OR	40,399	7,097	36,573	—	284	7,097	36,857	43,954	302	2010	(e)
Glenbrook Square	Fort Wayne, IN	159,974	30,965	147,002	—	56	30,965	147,058	178,023	973	2010	(e)
Governor's Square	Tallahassee, FL	77,423	18,289	123,088	—	532	18,289	123,620	141,909	1,070	2010	(e)
Grand Teton Mall	Idaho Falls, ID	51,922	7,836	52,616	—	1	7,836	52,617	60,453	366	2010	(e)
Grand Teton Plaza	Idaho Falls, ID	—	5,230	7,042	—	—	5,230	7,042	12,272	49	2010	(e)
Greenwood Mall	Bowling Green, KY	45,357	12,459	85,370	—	323	12,459	85,693	98,152	593	2010	(e)
Harborplace	Baltimore, MD	51,119	—	82,834	—	34	—	82,868	82,868	533	2010	(e)
Hulen Mall	Fort Worth, TX	105,006	8,665	112,252	—	76	8,665	112,328	120,993	728	2010	(e)
Jordan Creek Town Center	West Des Moines, IA	176,861	54,663	262,608	—	642	54,663	263,250	317,913	1,466	2010	(e)
Knollwood Mall	St. Louis Park, MN	36,592	6,127	32,905	—	130	6,127	33,035	39,162	251	2010	(e)
Lakeland Square	Lakeland, FL	52,287	10,938	56,867	—	82	10,938	56,949	67,887	411	2010	(e)
Lakeside Mall	Sterling Heights, MI	156,409	36,993	130,460	—	772	36,993	131,232	168,225	791	2010	(e)
Lansing Mall	Lansing, MI	24,068	9,615	49,220	—	177	9,615	49,397	59,012	390	2010	(e)
Lincolnshire Commons	Lincolnshire, IL	27,773	8,806	26,848	—	0	8,806	26,848	35,654	165	2010	(e)
Lynnhaven Mall	Virginia Beach, VA	221,145	54,628	219,013	—	2,376	54,628	221,389	276,017	1,824	2010	(e)
Mall At Sierra Vista	Sierra Vista, AZ	23,882	7,078	36,441	—	30	7,078	36,471	43,549	228	2010	(e)
Mall of Louisiana	Baton Rouge, LA	239,549	86,342	319,097	—	(234)	86,342	318,863	405,205	1,510	2010	(e)
Mall of The Bluffs	Council Bluffs, IA	26,516	3,839	12,007	—	43	3,839	12,050	15,889	141	2010	(e)
Mall St. Matthews	Louisville, KY	138,204	42,014	155,809	19	—	42,033	155,809	197,842	872	2010	(e)
Market Place Shopping Center	Champaign, IL	106,757	21,611	111,515	—	122	21,611	111,637	133,248	750	2010	(e)
Mayfair Mall	Wauwatosa, WI	304,029	84,473	352,140	—	205	84,473	352,345	436,818	2,274	2010	(e)
Meadows Mall	Las Vegas, NV	99,712	30,275	136,846	—	266	30,275	137,112	167,387	801	2010	(e)
Mondawmin Mall	Baltimore, MD	74,257	19,707	63,348	—	370	19,707	63,718	83,425	516	2010	(e)
Newgate Mall	Ogden, UT	38,967	17,856	70,318	—	78	17,856	70,396	88,252	575	2010	(e)
Newpark Mall	Newark, CA	69,066	17,848	57,404	—	1,032	17,848	58,436	76,284	512	2010	(e)
North Plains Mall	Clovis, NM	13,468	2,218	11,768	—	254	2,218	12,022	14,240	126	2010	(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
			Purchase Accounting Acquisition Cost
												Latest Income Statement is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
Retail and Other:
North Point Mall	Alpharetta, GA	211,143	57,900	228,517	—	681	57,900	229,198	287,098	1,856	2010	(e)
North Star Mall	San Antonio, TX	222,335	91,135	392,422	—	1,581	91,135	394,003	485,138	2,093	2010	(e)
Northridge Fashion Center	Northridge, CA	130,761	66,774	238,023	—	567	66,774	238,590	305,364	1,444	2010	(e)
NorthTown Mall	Spokane, WA	91,664	12,310	108,857	—	286	12,310	109,143	121,453	813	2010	(e)
Oak View Mall	Omaha, NE	86,830	20,390	107,216	—	76	20,390	107,292	127,682	818	2010	(e)
Oakwood Center	Gretna, LA	91,252	21,105	74,228	—	329	21,105	74,557	95,662	417	2010	(e)
Oakwood Mall	Eau Claire, WI	83,504	13,786	92,114	—	73	13,786	92,187	105,973	629	2010	(e)
Oglethorpe Mall	Savannah, GA	132,074	27,075	157,100	—	420	27,075	157,520	184,595	1,044	2010	(e)
Orem Plaza Center Street	Orem, UT	2,247	1,935	2,180	—	6	1,935	2,186	4,121	18	2010	(e)
Orem Plaza State Street	Orem, UT	1,391	1,264	611	—	—	1,264	611	1,875	7	2010	(e)
Owings Mills Mall	Owing Mills, MD	26,197	24,921	31,746	—	(4,984)	24,921	26,762	51,683	77	2010	(e)
Oxmoor Center	Louisville, KY	60,275	—	117,814	—	(52)	—	117,762	117,762	664	2010	(e)
Paramus Park	Paramus, NJ	98,290	28,920	102,054	—	1,346	28,920	103,400	132,320	784	2010	(e)
sm1]Park City Center	Lancaster, PA	144,511	42,451	195,409	—	92	42,451	195,501	237,952	643	2010	(e)
Park Place	Tucson, AZ	170,867	61,907	236,019	—	157	61,907	236,176	298,083	1,223	2010	(e)
Peachtree Mall	Columbus, GA	84,185	13,855	92,143	—	1,881	13,855	94,024	107,879	746	2010	(e)
Pecanland Mall	Monroe, LA	52,978	12,943	73,231	—	650	12,943	73,881	86,824	615	2010	(e)
Pembroke Lakes Mall	Pembroke Pines, FL	124,893	64,883	254,910	—	404	64,883	255,314	320,197	2,196	2010	(e)
Pierre Bossier Mall	Bossier City, LA	42,411	7,522	38,247	—	49	7,522	38,296	45,818	265	2010	(e)
Pine Ridge Mall	Pocatello, ID	23,356	7,534	5,013	—	120	7,534	5,133	12,667	105	2010	(e)
Pioneer Place	Portland, OR	114,962	—	97,096	—	545	—	97,641	97,641	518	2010	(e)
Plaza 800	Sparks, NV	—	—	61	—	318	—	379	379	2	2010	(e)
Prince Kuhio Plaza	Hilo, HI	34,220	—	52,373	—	132	—	52,505	52,505	408	2010	(e)
Providence Place	Providence, RI	376,444	—	400,893	—	245	—	401,138	401,138	2,095	2010	(e)
Provo Towne Centre	Provo, UT	56,149	17,147	71,470	—	4,974	17,147	76,444	93,591	17,553	2010	(e)
Red Cliffs Mall	St. George, UT	22,198	4,739	33,357	—	50	4,739	33,407	38,146	231	2010	(e)
Red Cliffs Plaza	St. George, UT	—	2,073	573	—	5	2,073	578	2,651	13	2010	(e)
Regency Square Mall	Jacksonville, FL	74,112	14,979	56,082	—	202	14,979	56,284	71,263	827	2010	(e)
Ridgedale Center	Minnetonka, MN	163,418	39,495	151,090	—	940	39,495	152,030	191,525	949	2010	(e)
River Falls Mall	Clarksville, IN	—	16,464	12,824	—	104	16,464	12,928	29,392	101	2010	(e)
River Hills Mall	Mankato, MN	77,736	16,207	85,608	—	221	16,207	85,829	102,036	572	2010	(e)
River Pointe Plaza	West Jordan, UT	3,481	3,128	3,509	—	19	3,128	3,528	6,656	42	2010	(e)
Riverlands Shopping Center(f)	LaPlace, LA	—	2,017	4,676	—	311	2,017	4,987	7,004	57	2010	(e)
Riverside Plaza	Provo, UT	4,982	8,128	9,489	—	41	8,128	9,530	17,658	107	2010	(e)
Rivertown Crossings	Grandville, MI	122,726	47,790	181,770	—	404	47,790	182,174	229,964	1,012	2010	(e)
Rogue Valley Mall	Medford, OR	27,538	9,042	61,558	—	859	9,042	62,417	71,459	496	2010	(e)
Saint Louis Galleria	St. Louis, MO	220,992	18,943	263,596	—	941	18,943	264,537	283,480	1,627	2010	(e)
Salem Center	Salem, OR	38,293	5,925	33,620	—	66	5,925	33,686	39,611	252	2010	(e)
Sikes Senter	Wichita Falls, TX	49,911	5,915	34,075	—	70	5,915	34,145	40,060	393	2010	(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
			Purchase Accounting Acquisition Cost
												Latest Income Statement is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
Retail and Other:
Silver Lake Mall	Coeur d'Alene, ID	13,384	3,237	12,914	—	30	3,237	12,944	16,181	100	2010	(e)
Sooner Mall	Norman, OK	58,302	9,902	69,570	—	52	9,902	69,622	79,524	443	2010	(e)
Southlake Mall	Morrow, GA	92,268	19,263	68,607	—	84	19,263	68,691	87,954	685	2010	(e)
Southland Mall	Hayward, CA	73,778	23,407	81,474	—	735	23,407	82,209	105,616	624	2010	(e)
Southshore Mall	Aberdeen, WA	—	460	316	—	12	460	328	788	18	2010	(e)
Southwest Plaza	Littleton, CO	108,868	19,024	76,453	—	634	19,024	77,087	96,111	680	2010	(e)
Spokane Valley Mall	Spokane, WA	53,150	11,455	64,799	—	5,516	11,455	70,315	81,770	15,340	2010	(e)
Spokane Valley Plaza	Spokane, WA	—	3,558	10,262	—	35	3,558	10,297	13,855	2,160	2010	(e)
Spring Hill Mall	West Dundee, IL	53,844	8,219	23,679	—	210	8,219	23,889	32,108	251	2010	(e)
Staten Island Mall	Staten Island, NY	287,288	102,227	375,612	—	1,609	102,227	377,221	479,448	2,630	2010	(e)
Steeplegate Mall	Concord, NH	65,650	11,438	42,032	—	38	11,438	42,070	53,508	327	2010	(e)
Stonestown Galleria	San Francisco, CA	219,469	65,962	203,043	—	614	65,962	203,657	269,619	1,140	2010	(e)
The Boulevard Mall	Las Vegas, NV	82,511	34,523	46,428	—	1,107	34,523	47,535	82,058	593	2010	(e)
The Crossroads	Portage, MI	40,685	17,861	95,463	—	82	17,861	95,545	113,406	925	2010	(e)
The Gallery At Harborplace	Baltimore, MD	81,150	15,930	112,117	—	22	15,930	112,139	128,069	682	2010	(e)
The Grand Canal Shoppes	Las Vegas, NV	379,026	49,785	716,625	—	32	49,785	716,657	766,442	3,203	2010	(e)
The Maine Mall	South Portland, ME	204,324	34,296	238,067	—	133	34,296	238,200	272,496	1,417	2010	(e)
The Mall In Columbia	Columbia, MD	405,232	124,540	479,171	—	837	124,540	480,008	604,548	2,642	2010	(e)
The Parks at Arlington	Arlington, TX	187,585	19,807	299,708	—	608	19,807	300,316	320,123	1,531	2010	(e)
The Pines	Pine Bluff, AR	—	331	1,631	—	85	331	1,716	2,047	51	2010	(e)
The Shoppes at Buckland	Manchester, CT	156,533	35,180	146,474	—	90	35,180	146,564	181,744	1,037	2010	(e)
The Shoppes at the Palazzo	Las Vegas, Nevada	246,589	—	290,826	—	109	—	290,935	290,935	1,217	2010	(e)
The Shops At Fallen Timbers	Maumee, OH	48,093	3,785	31,771	—	6	3,785	31,777	35,562	245	2010	(e)
The Shops At La Cantera	San Antonio, TX	173,921	80,016	350,737	—	11,798	80,016	362,535	442,551	710	2010	(e)
The Streets At SouthPoint	Durham, NC	233,405	66,045	242,189	—	3,572	66,045	245,761	311,806	2,779	2010	(e)
The Village Of Cross Keys	Baltimore, MD	9,328	8,425	26,651	—	20	8,425	26,671	35,096	344	2010	(e)
The Woodlands Mall	The Woodlands, TX	249,251	84,889	349,315	—	(143)	84,889	349,172	434,061	1,856	2010	(e)
Three Rivers Mall	Kelso, WA	19,015	2,080	11,142	—	537	2,080	11,679	13,759	178	2010	(e)
Town East Mall	Mesquite, TX	96,035	9,928	168,555	—	2,060	9,928	170,615	180,543	927	2010	(e)
Tucson Mall	Tucson, AZ	114,236	2,071	193,815	—	76,053	2,071	269,868	271,939	1,483	2010	(e)
Twin Falls Crossing	Twin Falls, ID	—	1,680	2,770	—	3	1,680	2,773	4,453	13	2010	(e)
Tysons Galleria	McLean, VA	265,477	90,317	351,005	—	609	90,317	351,614	441,931	1,563	2010	(e)
University Crossing	Orem, UT	10,680	8,170	16,886	—	18	8,170	16,904	25,074	229	2010	(e)
Valley Hills Mall	Hickory, NC	53,076	10,047	61,817	—	67	10,047	61,884	71,931	427	2010	(e)
Valley Plaza Mall	Bakersfield, CA	86,543	38,964	211,930	—	518	38,964	212,448	251,412	1,367	2010	(e)
Visalia Mall	Visalia, CA	37,450	11,912	80,185	—	15	11,912	80,200	92,112	462	2010	(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
			Purchase Accounting Acquisition Cost
												Latest Income Statement is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
Retail and Other:
Vista Commons(f)	Las Vegas, NV	329	6,348	13,110	—	—	6,348	13,110	19,458	70	2010	(e)
Vista Ridge Mall	Lewisville, TX	75,564	15,965	34,105	—	12,598	15,965	46,703	62,668	444	2010	(e)
Washington Park Mall	Bartlesville, OK	10,505	1,388	8,213	—	31	1,388	8,244	9,632	91	2010	(e)
West Oaks Mall	Ocoee, FL	65,537	20,278	55,607	—	72	20,278	55,679	75,957	360	2010	(e)
West Valley Mall	Tracy, CA	49,603	31,340	38,316	—	(84)	31,340	38,232	69,572	380	2010	(e)
Westlake Center	Seattle, WA	67,751	17,640	107,566	—	6,263	17,640	113,829	131,469	18,308	2010	(e)
Westwood Mall	Jackson, MI	27,653	5,708	28,006	—	50	5,708	28,056	33,764	209	2010	(e)
White Marsh Mall	Baltimore, MD	180,989	43,880	177,194	—	1,297	43,880	178,491	222,371	1,267	2010	(e)
White Mountain Mall	Rock Springs, WY	10,844	3,010	11,311	—	251	3,010	11,562	14,572	183	2010	(e)
Willowbrook	Wayne, NJ	168,185	110,660	419,822	—	2,391	110,660	422,213	532,873	2,544	2010	(e)
Woodbridge Center	Woodbridge, NJ	194,083	65,425	242,744	—	1,189	65,425	243,933	309,358	1,500	2010	(e)
Woodlands Village	Flagstaff, AZ	6,365	3,624	12,960	—	(15)	3,624	12,945	16,569	114	2010	(e)
Yellowstone Square	Idaho Falls, ID	—	2,625	1,163	—	6	2,625	1,169	3,794	10	2010	(e)
Other, including corporate and developments in progress		2,397,226	64,103	592,069	(45,113)	(120,377)	18,990	471,692	490,682	(48,924)

Total		$18,047,957	$4,767,768	$20,396,265	$(45,094)	$21,227	$4,722,674	$20,417,492	$25,140,166	$129,794

Properties Held For Sale:
Bay City Mall	Bay City, MI	$24,722	$3,932	$19,257	$—	$45	$3,932	$19,302	$23,234	162	2010	(e)
Chapel Hills Mall	Colorado Springs, CO	95,904	15,004	76,245	—	54	15,004	76,299	91,303	540	2010	(e)
Chico Mall	Chico, CA	57,608	7,525	46,525	—	15	7,525	46,540	54,065	357	2010	(e)
Country Hills Plaza	Ogden, UT	11,912	3,846	7,652	—	12	3,846	7,664	11,510	38	2010	(e)
Grand Traverse Mall	Traverse City, MI	73,813	9,269	59,256	—	51	9,269	59,307	68,576	414	2010	(e)
Lakeview Square	Battle Creek, MI	26,282	3,273	21,118	—	482	3,273	21,600	24,873	217	2010	(e)
Mall St. Vincent	Shreveport, LA	30,024	4,604	22,951	—	24	4,604	22,975	27,579	241	2010	(e)
Moreno Valley Mall	Moreno Valley, CA	68,712	13,114	45,250	—	353	13,114	45,603	58,717	338	2010	(e)
Northgate Mall	Chattanooga, TN	22,443	3,326	21,952	—	2	3,326	21,954	25,280	228	2010	(e)
Piedmont Mall	Danville, VA	30,054	3,889	24,840	—	54	3,889	24,894	28,783	165	2010	(e)
Southland Center	Taylor, MI	114,941	23,371	85,226	—	222	23,371	85,448	108,819	561	2010	(e)

		$556,415	$91,153	$430,272	$—	$1,314	$91,153	$431,586	$522,739	$3,261

GENERAL GROWTH PROPERTIES, INC.
NOTES TO SCHEDULE III

(a)
See description of mortgages, notes and other debt payable in Note 6 of Notes to Consolidated Financial Statements.

(b)
Initial cost is the carrying value at the Effective Date due to the application of the acquisition method of accounting (Note 3).

(c)
Due to the application of the acquisition method of accounting, all dates are November 9, 2010, the Effective Date.

(d)
The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $17.6 billion.

(e)
Depreciation is computed based upon the following estimated lives:

Years
Buildings, improvements and carrying costs	45
Equipment and fixtures	5-10
Tenant improvements	applicable base life
(f)
The property was divested subsequent to December 31, 2010.

Reconciliation of Real Estate

	Successor	Predecessor
	2010	2009	2008
	(In thousands)
Balance at beginning of period	$28,350,102	$29,863,649	$28,591,756
Purchase accounting adjustments and HHC distribution	(3,104,518)	—	—
Acquisitions	—	—	503,096
Change in Master Planned Communities land	—	(70,156)	204,569
Additions	12,518	263,418	641,757
Impairments	—	(1,079,473)	—
Dispositions and write-offs	(117,936)	(627,336)	(77,529)

Balance at end of period	$25,140,166	$28,350,102	$29,863,649

Reconciliation of Accumulated Depreciation

	Successor	Predecessor
	2010	2009	2008
	(In thousands)
Balance at beginning of period	$4,494,297	$4,240,222	$3,605,199
Depreciation expense	135,003	707,183	712,552
Acquisitions	—	—	—
Dispositions and write-offs	(4,499,506)	(453,108)	(77,529)

Balance at end of period	$129,794	$4,494,297	$4,240,222

 EXHIBIT INDEX

Exhibit Number		Description of Exhibits
2	*	Third Amended Plan of Reorganization, as modified, filed with the United States Bankruptcy Court for the Southern District of New York on October 21, 2010 (previously filed as Exhibit 2.1 to Old GGP's Current Report on Form 8-K dated October 21, 2010 which was filed with the SEC on October 26, 2010).
3.1	**
Amended and Restated Certificate of Incorporation of New GGP, Inc., dated November 9, 2010 (previously filed as Exhibit 3.1 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
3.2	**
Amended and Restated Bylaws of New GGP, Inc., dated November 9, 2010 (previously filed as Exhibit 3.2 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
3.3	**
Amendment to Amended and Restated Bylaws of General Growth Properties, Inc. (formerly New GGP, Inc.), dated February 25, 2011 (previously filed as Exhibit 3.1 to New GGP's Current Report on Form 8-K dated February 25, 2011 which was filed with the SEC on March 1, 2011).
3.4	*
Certificate of Designations, Preferences and Rights of Increasing Rate Cumulative Preferred Stock, Series I filed with the Delaware Secretary of State on February 26, 2007 (previously filed as Exhibit 3.3 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2006, which was previously filed with the SEC on March 1, 2007).
4.1	*
Rights Agreement dated July 27, 1993, between Old GGP and certain other parties named therein (previously filed as Exhibit 4.2 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.2	*
Amendment to Rights Agreement dated as of February 1, 2000, between Old GGP and certain other parties named therein (previously filed as Exhibit 4.3 to Old GGP's Registration Statement on Form 8-A12B which was filed with the SEC on March 3, 2010).
4.3	*
Redemption Rights Agreement dated June 19, 1997, among the Operating Partnership, Old GGP, and CA Southlake Investors, Ltd. (previously filed as Exhibit 4.6 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.4	*
Redemption Rights Agreement dated October 23, 1997, among Old GGP, the Operating Partnership and Peter Leibowits (previously filed as Exhibit 4.7 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.5	*
Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, Old GGP and Southwest Properties Venture (previously filed as Exhibit 4.8 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.6	*
Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, Old GGP, Nashland Associates, and HRE Altamonte, Inc. (previously filed as Exhibit 4.9 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

Exhibit Number		Description of Exhibits
4.7	*	Redemption Rights Agreement dated October 21, 1998, among the Operating Partnership, Old GGP and the persons on the signature pages thereof (previously filed as Exhibit 4.10 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.8	*
Redemption Rights Agreement (Common Units) dated July 10, 2002, by and among the Operating Partnership, Old GGP and the persons listed on the signature pages thereof (previously filed as Exhibit 4.11 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.9	*
Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, Old GGP and the persons listed on the signature pages thereof (previously filed as Exhibit 4.12 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.10	*
Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, Old GGP and JSG, LLC (previously filed as Exhibit 4.13 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
4.11	*
Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, Old GGP and Everitt Enterprises, Inc. (previously filed as Exhibit 4.14 to Old GGP's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
4.12	*
Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, Old GGP and Koury Corporation (previously filed as Exhibit 4.15 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.13	*
Registration Rights Agreement dated April 15, 1993, between Old GGP, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein (previously filed as Exhibit 4.16 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.14	*
Amendment to Registration Rights Agreement dated February 1, 2000, among Old GGP and certain other parties named therein (previously filed as Exhibit 4.17 to Old GGP's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
4.15	*
Registration Rights Agreement dated April 17, 2002, between Old GGP and GSEP 2002 Realty Corp (previously filed as Exhibit 4.18 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.16	*
Indenture dated as of February 24, 1995 between The Rouse Company and The First National Bank of Chicago (Trustee) (previously filed as Exhibit 4.24 to Old GGP's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
4.17	*
Indenture dated as of May 5, 2006 among The Rouse Company LP, TRC Co-Issuer, Inc. and The Bank of New York Mellon Corporation (Trustee) (previously filed as Exhibit 4.24 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2006 which was filed with the SEC on March 1, 2007).

Exhibit Number		Description of Exhibits
4.18	**	Indenture dated as of November 9, 2010 between The Rouse Company, LLC and Wilmington Trust FSB (Trustee) (previously filed as Exhibit 4.2 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.1		Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010 (filed herewith).
10.2		Amended and Restated Operating Agreement of GGPLP L.L.C dated November 9, 2010 (filed herewith).
10.3	*
Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C. (previously filed as Exhibit 10.20 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.4	*
Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002 (previously filed as Exhibit 10.21 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.5	*
Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.22 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.6	*
Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.23 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.7	*
Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008 (previously filed as Exhibit 10.25 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.8	*
Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers' Retirement System of the State of Illinois and GGP-TRS L.L.C. (previously filed as Exhibit 10.24 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.9	*
First Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated December 19, 2002 (previously filed as Exhibit 10.25 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.10	*
Second Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated November 1, 2005 (previously filed as Exhibit 10.26 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.11	**
Summary of Non-Employee Director Compensation Program (previously filed as Exhibit 10.11 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).

Exhibit Number		Description of Exhibits
10.12	*	Assumption Agreement dated October 19, 2004 by Old GGP and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.2 to Old GGP's Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004).
10.13	*
Indemnity Agreement dated as of February 2006 by the Company and The Rouse Company, LP. (previously filed as Exhibit 10.1 to Old GGP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 which was filed with the SEC on May 10, 2006).
10.14	*
Old GGP 1998 Incentive Stock Plan, as amended (previously filed as Exhibit 10.33 to Old GGP's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.15	*
Amendment dated November 9, 2006 and effective January 1, 2007 to Old GGP 1998 Incentive Stock Plan (previously filed as Exhibit 10.1 to Old GGP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006).
10.16	*
Form of Option Agreement pursuant to 1998 Incentive Stock Plan (previously filed as Exhibit 10.35 to Old GGP's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.17	*
Old GGP Second Amended and Restated 2003 Incentive Stock Plan, effective December 18, 2008 (previously filed as Exhibit 10.36 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
10.18	*
Amendment to Old GGP's Second Amended and Restated 2003 Incentive Stock Plan, effective March 1, 2010 (previously filed as exhibit 10.37 to Old GGP's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.19	*
Form of Option Agreement pursuant to 2003 Incentive Stock Plan (previously filed as Exhibit 10.38 to Old GGP's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2009).
10.20	*
Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to Old GGP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
10.21	*
Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.40 to Old GGP's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.22	*
Form of Restricted Stock Agreement pursuant to the Old GGP 2003 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to Old GGP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which was filed with the SEC on May 8, 2008).
10.23	*
General Growth Properties, Inc. 2010 Equity Incentive Plan (previously filed as Exhibit 4.1 to Old GGP's Current Report on Form 8-K dated October 27, 2010 which was filed with the SEC on October 29, 2010).

Exhibit Number		Description of Exhibits
10.24	**	Form of Nonqualified Stock Option Award Agreement (Group A) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.25 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.25	**
Form of Nonqualified Stock Option Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.26 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.26	**
Form of Restricted Stock Award Agreement (Group A) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.27 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.27	**
Form of Restricted Stock Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.28 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.28	*
Employment Agreement dated as of November 2, 2008 by and among Old GGP, GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to Old GGP's Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10.29	*
Employment Agreement dated as of November 2, 2008 by and among Old GGP, GGP Limited Partnership and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.2 to Old GGP's Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10.30	*
Amendment to Employment Agreement, dated as of March 6, 2009 by and among Old GGP, GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to Old GGP's Current Report on Form 8-K dated March 6, 2009 which was filed with the SEC on March 10, 2009).
10.31	*
Amendment to Employment Agreement, dated as of March 6, 2009 by and among Old GGP, GGP Limited Partnership and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.1 to Old GGP's Current Report on Form 8-K dated March 6, 2009 which was filed with the SEC on March 10, 2009).
10.32	*
Employment Agreement dated September 8, 2010 by and among Old GGP, GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to Old GGP's Current Report on Form 8-K dated September 8, 2010 which was filed with the SEC on September 10, 2010).
10.33	*
Employment Agreement dated September 8, 2010 by and among Old GGP, GGP Limited Partnership and Thomas H. Nolan (previously filed as Exhibit 10.2 to Old GGP's Current Report on Form 8-K dated September 8, 2010 which was filed with the SEC on September 10, 2010).
10.34	*
Employment Agreement, dated October 27, 2010, by and between New GGP and Sandeep Mathrani (previously filed as Exhibit 10.1 to Old GGP's Current Report on Form 8-K dated October 27, 2010 which was filed with the SEC on October 29, 2010).

Exhibit Number		Description of Exhibits
10.35	*	Non-Qualified Stock Option Agreement dated as of November 3, 2008 by and between Old GGP and Adam S. Metz (previously filed as Exhibit 10.3 to Old GGP's Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10.36	*
Non-Qualified Option Agreement dated as of November 3, 2008 by and between Old GGP and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.4 to Old GGP's Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10.37	*
Nonqualified Stock Option Award Agreement, dated October 27, 2010, by and between New GGP and Sandeep Mathrani (previously filed as Exhibit 10.2 to Old GGP's Current Report on Form 8-K dated October 27, 2010 which was filed with the SEC on October 29, 2010).
10.38	**
Restricted Stock Award Agreement between New GGP and Sandeep Mathrani, dated November 9, 2010 (previously filed as Exhibit 10.62 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.39	*
Old GGP Key Employee Incentive Plan dated October 2, 2009 and effective October 15, 2009 (previously filed as Exhibit 10.47 to Old GGP's Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
10.40	*
Old GGP Cash Value Added Incentive Compensation plan dated June 9, 1999 (previously filed as Exhibit 10.51 to Old GGP's Annual Report on form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.41	*
Amendment to Old GGP Cash Value Added Incentive Compensation plan, effective January 1, 2007 (previously filed as Exhibit 10.52 to Old GGP's Annual Report on form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.42	*
2009 and 2010 Subplan to Old GGP Cash Value Added Incentive Compensation plan (previously filed as Exhibit 10.53 to Old GGP's Annual Report on form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.43	**
Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and Old GGP (previously filed as Exhibit 10.1 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.44	**
Amended and Restated Stock Purchase Agreement, effective as of March 31, 2010, between The Fairholme Fund, Fairholme Focused Income Fund and Old GGP (previously filed as Exhibit 10.2 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.45	**
Amended and Restated Stock Purchase Agreement, effective as of March 31, 2010, between Pershing Square Capital Management, L.P. on behalf of Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and Pershing Square International V, Ltd. and Old GGP (previously filed as Exhibit 10.3 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

Exhibit Number		Description of Exhibits
10.46	**	Registration Rights Agreement between affiliates of Brookfield Asset Management, Inc. and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.7 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.47	**
Registration Rights Agreement between The Fairholme Fund, Fairholme Focused Income Fund and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.8 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.48	**
Registration Rights Agreement between Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd., Blackstone Real Estate Partners VI L.P. and its permitted assigns and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.9 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.49	**
Registration Rights Agreement between Teacher Retirement System of Texas and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.10 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.50	**
Warrant Agreement between General Growth Properties, Inc. and Mellon Investor Services LLC, relating to the warrants issued to affiliates of Brookfield Asset Management, Inc., The Fairholme Fund, Fairholme Focused Income Fund, Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd. and Blackstone Real Estate Partners VI L.P. and its permitted assigns, dated November 9, 2010 (previously filed as Exhibit 4.1 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.51
Relationship Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010 (filed herewith).
10.52	*
Stock Purchase Agreement, dated as of July 8, 2010, between Teacher Retirement System of Texas and General Growth Properties, Inc. (previously filed as Exhibit 10.1 to Old GGP's Current Report on Form 8-K which was filed with the SEC on July 13, 2010).
10.53	**
Form of indemnification agreement for directors and executive officers (previously filed as Exhibit 10.53 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 3, 2010 which was filed with the SEC on November 3, 2010).
10.54	**
Standstill Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.4 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

Exhibit Number		Description of Exhibits
10.55	**	Standstill Agreement between The Fairholme Fund and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.5 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.56	**
Standstill Agreement between Pershing Square II, L.P., Pershing Square International, Ltd. and Pershing Square International V, Ltd. and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.6 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.57		Summary of compensation arrangements with Alan Baracos, Steve Douglas, Andrew Perel, and Richard Pesin (filed herewith).
10.58
Amended and Restated Credit and Guaranty Agreement dated as of February 25, 2011 among GGP Limited Partnership, GGPLP L.L.C. and the other borrowers party thereto, General Growth Properties, Inc. and certain of its subsidiaries as guarantors, Deutsche Bank trust Company Americas, as administrative agent, our collateral agent and the lenders party thereto (filed herewith).
21		List of Subsidiaries of General Growth Properties, Inc (filed herewith).
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to GGP, Inc. (filed herewith).
23.2		Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP/Homart II, L.L.C. (filed herewith).
23.3		Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP-TRS L.L.C. (filed herewith).
24.1		Power of Attorney (included on signature page).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from General Growth Properties, Inc's. Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 8, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Conso1idated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections (filed herewith).

*
Incorporated by reference to filing by GGP, Inc. (formerly General Growth Properties, Inc. and referred to as "Old GGP") (Commission File No. 1-11656)

**
Incorporated by reference to filing by General Growth Properties, Inc. (formerly New GGP, Inc. and referred to as "New GGP") (Commission File No. 1-34948)

        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2010. The registrant agrees to furnish a copy of such agreements to the Commission upon request.