Form 10-Q
period 2011-03-31
General Growth Properties, Inc.
filed 2011-05-05
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                             to

COMMISSION FILE NUMBER 1-34948

GENERAL GROWTH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2963337
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

110 N. Wacker Dr., Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

(312) 960-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒ Yes     ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on May 2, 2011 was 966,798,974

GENERAL GROWTH PROPERTIES, INC.

INDEX

		PAGE NUMBER
Part I	FINANCIAL INFORMATION

	Item 1: Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3

	Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2011 (Successor operations) and 2010 (Predecessor operations)	4

	Consolidated Statements of Equity for the three months ended March 31, 2011 (Successor operations) and 2010 (Predecessor operations)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 (Successor operations) and 2010 (Predecessor operations)	6

	Notes to Consolidated Financial Statements (Unaudited)	8
	Note 1: Organization	8
	Note 2: Intangible Assets and Liabilities	16
	Note 3: Discontinued Operations and Gains (Losses) on Dispositions of Interests in Operating Properties	17
	Note 4: Unconsolidated Real Estate Affiliates	18
	Note 5: Mortgages, Notes and Loans Payable	21
	Note 6: Income Taxes	23
	Note 7: Stock-Based Compensation Plans	24
	Note 8: Other Assets and Liabilities	24
	Note 9: Commitments and Contingencies	25
	Note 10: Segments	25

	Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	Liquidity and Capital Resources	31

	Item 3: Quantitative and Qualitative Disclosures about Market Risk	33

	Item 4: Controls and Procedures	33

Part II	OTHER INFORMATION

	Item 1: Legal Proceedings	33

	Item 1A: Risk Factors	33

	Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3: Defaults Upon Senior Securities	34

	Item 5: Other Information	34

	Item 6: Exhibits	34

	SIGNATURE	35

	EXHIBIT INDEX	36

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands, except share amounts)
Assets:
Investment in real estate:
Land	$4,692,077	$4,722,674
Buildings and equipment	20,200,363	20,300,355
Less accumulated depreciation	(364,131)	(129,794)
Developments in progress	132,544	117,137
Net property and equipment	24,660,853	25,010,372
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,152,234	3,153,698
Net investment in real estate	27,813,087	28,164,070
Cash and cash equivalents	1,033,767	1,021,311
Accounts and notes receivable, net	132,125	114,099
Deferred expenses, net	172,391	175,669
Prepaid expenses and other assets	2,169,507	2,300,452
Assets held for disposition	373,254	591,778
Total assets	$31,694,131	$32,367,379

Liabilities:
Mortgages, notes and loans payable	$17,760,712	$17,841,757
Deferred tax liabilities	34,141	36,463
Tax indemnification liability	303,750	303,750
Accounts payable and accrued expenses	1,761,382	1,931,970
Junior Subordinated Notes	206,200	206,200
Warrant liability	964,556	1,041,004
Liabilities on assets held for disposition	347,554	592,122
Total liabilities	21,378,295	21,953,266

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	106,662	111,608
Total redeemable noncontrolling interests	227,418	232,364

Commitments and Contingencies (Note 9)	—	—

Redeemable Preferred Stock: as of March 31, 2011 and December 31, 2010, $0.01 par value, 500,000 shares authorized, none issued and outstanding	—	—

Equity:
Common stock: as of March 31, 2011, $0.01 par value, 11,000,000,000 shares authorized and 964,042,612 shares issued and outstanding; as of December 31, 2010, $0.01 par value, 11,000,000,000 shares authorized and 941,880,014 shares issued and outstanding	9,640	9,419
Additional paid-in capital	10,683,797	10,681,586
Retained earnings (accumulated deficit)	(702,801)	(612,075)
Accumulated other comprehensive income	373	172
Total stockholders’ equity	9,991,009	10,079,102
Noncontrolling interests in consolidated real estate affiliates	97,409	102,647
Total equity	10,088,418	10,181,749
Total liabilities and equity	$31,694,131	$32,367,379

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$443,241	$454,291
Tenant recoveries	202,209	201,621
Overage rents	11,965	9,468
Management fees and other corporate revenues	15,352	17,973
Other	17,064	18,407
Total revenues	689,831	701,760
Expenses:
Real estate taxes	66,029	66,205
Property maintenance costs	33,461	31,265
Marketing	7,208	6,767
Other property operating costs	110,214	113,404
Provision for doubtful accounts	149	5,784
Property management and other costs	47,912	34,296
General and administrative	765	8,109
Provisions for impairment	—	11,057
Depreciation and amortization	249,838	164,863
Total expenses	515,576	441,750
Operating income	174,255	260,010

Interest income	681	570
Interest expense	(239,389)	(329,221)
Warrant adjustment	76,448	—
Income (loss) before income taxes, equity in (loss) income of Unconsolidated Real Estate Affiliates, reorganization items and noncontrolling interests	11,995	(68,641)
Provision for income taxes	(3,189)	(1,931)
Equity in (loss) income of Unconsolidated Real Estate Affiliates	(2,933)	32,259
Reorganization items	—	43,194
Income from continuing operations	5,873	4,881
Discontinued operations	1,162	50,912
Net income	7,035	55,793
Allocation to noncontrolling interests	(1,373)	(4,137)
Net income attributable to common stockholders	$5,662	$51,656

Basic and Diluted Earnings Per Share:
Continuing operations	$—	$—
Discontinued operations	—	0.16
Total basic and diluted earnings per share	$—	$0.16

Dividends declared per share	$0.10	$—

Comprehensive Income, Net:
Net income	$7,035	$55,793
Other comprehensive income (loss):
Net unrealized (losses) gains on financial instruments	(1)	3,928
Accrued pension adjustment	—	411
Foreign currency translation	202	(4,868)
Unrealized gains on available-for-sale securities	1	4
Other comprehensive income (loss)	202	(525)
Comprehensive income	7,237	55,268
Comprehensive income allocated to noncontrolling interests	(1,374)	(4,125)
Comprehensive income, net, attributable to common stockholders	$5,863	$51,143

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained			Noncontrolling
		Additional	Earnings	Accumulated Other		Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Stock	Estate Affiliates	Equity
			(Dollars in thousands)
Predecessor
Balance at January 1, 2010 (Predecessor)	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339

Net income			51,656			662	52,318
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,218)	(1,218)
Issuance of common stock - payment of dividend (4,923,287 common shares)	49	53,346					53,395
Restricted stock grant, net of forfeitures and compensation expense (7,007 common shares)		836					836
Other comprehensive loss				(514)			(514)
Adjustment for noncontrolling interest in operating partnership		(29,636)					(29,636)

Balance at March 31, 2010 (Predecessor)	$3,187	$3,753,999	$(2,780,971)	$(763)	$(76,752)	$23,820	$922,520

Successor
Balance at January 1, 2011 (Successor)	$9,419	$10,681,586	$(612,075)	$172	$—	$102,647	10,181,749

Net income			5,662			(1,093)	4,569
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(4,145)	(4,145)
Issuance of common stock - payment of dividend (22,256,121 common shares)	223	(244)	21				—
Stock options exercised (12,391 common shares)		67					67
Restricted stock grants, net of forfeitures and compensation expense ((105,914) common shares)	(2)	2,875					2,873
Other comprehensive income				201			201
Cash distributions declared ($0.10 per share)			(96,409)				(96,409)
Cash redemptions for common units in excess of carrying value		(593)					(593)
Adjustment for noncontrolling interest in operating partnership		106					106
Balance at March 31, 2011 (Successor)	$9,640	$10,683,797	$(702,801)	$373	$—	$97,409	$10,088,418

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net income	$7,035	$55,793
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (income) of Unconsolidated Real Estate Affiliates	2,933	(33,751)
Provision for doubtful accounts	149	6,327
Distributions received from Unconsolidated Real Estate Affiliates	8,968	8,726
Depreciation	243,086	165,405
Amortization	9,867	11,897
Amortization/write-off of deferred finance costs	427	8,857
(Accretion) amortization of debt market rate adjustments	(4,231)	12,391
Amortization of intangibles other than in-place leases	32,125	1,049
Straight-line rent amortization	(28,507)	(10,547)
Non-cash interest expense on Exchangeable Senior Notes	—	7,110
Non-cash interest expense resulting from termination of interest rate swaps	—	4,520
Gain on dispositions	(144)	—
Provisions for impairment	—	11,350
Land/residential development and acquisitions expenditures	—	(16,120)
Cost of land sales	—	1,326
Warrant adjustment	(76,448)	—
Reorganization items - finance costs related to emerged entities	—	91,746
Increase in restricted cash	(5,221)	(14,450)
Non-cash reorganization items	—	(203,580)
Net changes:
Accounts and notes receivable	10,136	14,850
Prepaid expenses and other assets	17,052	30,000
Deferred expenses	(12,473)	(8,087)
Accounts payable and accrued expenses	(133,046)	53,206
Other, net	(2,017)	299
Net cash provided by operating activities	69,691	198,317

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(49,287)	(53,402)
Proceeds from sales of investment properties	178,715	—
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	—	7,450
Increase in investments in Unconsolidated Real Estate Affiliates	(27,678)	(5,882)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	17,722	7,876
Decrease (increase) in restricted cash	8,268	(1,914)
Other, net	—	(1,350)
Net cash provided by (used in) investing activities	127,740	(47,222)

Cash Flows from Financing Activities:
Principal payments on mortgages, notes and loans payable	(146,932)	(134,158)
Finance costs related to emerged entities	—	(91,746)
Cash distributions paid to common stockholders	(35,791)	(5,957)
Cash distributions paid to holders of Common Units	(2,492)	—
Other, net	240	(510)
Net cash used in financing activities	(184,975)	(232,371)

Net change in cash and cash equivalents	12,456	(81,276)
Cash and cash equivalents at beginning of period	1,021,311	654,396
Cash and cash equivalents at end of period	$1,033,767	$573,120

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$219,919	$228,236
Interest capitalized	452	10,339
Income taxes paid	838	1,177
Reorganization items paid	119,208	114,168

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(8,581)	$(25,320)
Mortgage debt market rate adjustments related to Emerged Debtors prior to the Effective Date	—	283,072
Gain on Aliansce IPO	—	15,266
Reduction of debt through deeds in lieu	119,525	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1         ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated Financial Statements for the year ended December 31, 2010 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2010 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this report.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

General Growth Properties, Inc. (“GGP”, the “Successor” or the “Company”), a Delaware corporation, formerly known as New GGP, Inc., was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a “REIT”.  GGP is the successor registrant, by merger, on November 9, 2010 (the “Effective Date”) to GGP, Inc. (the “Predecessor”).  The Predecessor had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the Southern District of New York (the “Bankruptcy Court”) on April 16, 2009 (the “Petition Date”) and emerged from bankruptcy, pursuant to a plan of reorganization (the “Plan”) on the Effective Date as described below.

GGP, through its subsidiaries and affiliates, operates, manages, develops and acquires retail and other rental properties, primarily regional malls, which are predominantly located throughout the United States. GGP also holds assets in Brazil through an investment in an Unconsolidated Real Estate Affiliate.  Additionally, prior to the Effective Date, the Predecessor had developed and sold land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts.

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of March 31, 2011, GGP holds approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% is held by limited partners that indirectly include family members of the original stockholders of the Predecessor and certain previous contributors of properties to the Operating Partnership.  In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries or, in certain contexts, the Predecessor and its subsidiaries.

In this report, we refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under generally accepted accounting principles in the United States of America (“GAAP”) as the “Consolidated Properties.”  We also hold some properties through joint venture entities in which we own a non-controlling interest (“Unconsolidated Real Estate Affiliates”) and we refer to those properties as the “Unconsolidated Properties.”  Collectively, we refer to the Consolidated Properties and Unconsolidated Properties as our “Company Portfolio.”

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of GGP, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the noncontrolling partner’s share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner’s ownership percentage) is included in noncontrolling interests in Consolidated Real Estate Affiliates as permanent equity of the Company. All significant intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended March 31, 2011 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the current period presentation.  Balance sheet amounts for properties to be disposed of, including the Special Consideration Properties (as defined below) have been reclassified to assets held for disposition and liabilities on assets held for disposition at December 31, 2010.  Income statement amounts for properties sold, transferred or to be disposed of, including the Special Consideration Properties, have been reclassified to discontinued operations for all periods presented.  However, two properties that were previously identified as Special Consideration Properties, Mall St. Vincent and Southland Center, have been reclassified as continuing operations (as discussed below) on the Consolidated Statements of Income and Comprehensive Income for all

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

periods presented.  In addition, certain income statement disclosures in the accompanying footnotes exclude amounts which have been reclassified to discontinued operations (Note 3).

Reorganization under Chapter 11 and the Plan

In April 2009, certain additional domestic subsidiaries (collectively with the subsidiaries filing on the Petition Date and the Predecessor, the “Debtors”) of the Predecessor also filed voluntary petitions for relief in the Bankruptcy Court (collectively, the “Chapter 11 Cases”).

On August 17, 2010, the Predecessor filed with the Bankruptcy Court its third amended and restated disclosure statement and the plan of reorganization, supplemented on September 30, 2010 and October 21, 2010 for the remaining Debtors in the Chapter 11 Cases. Prior to the Effective Date, approximately 262 Debtors had emerged from bankruptcy during 2010 and 2009.  On October 21, 2010, the Bankruptcy Court entered an order confirming the Plan.  Pursuant to the Plan, on the Effective Date, the Predecessor merged with a wholly-owned subsidiary of New GGP, Inc. and New GGP, Inc. was re-named General Growth Properties, Inc.  Also pursuant to the Plan, prepetition creditor claims were satisfied in full and equity holders received newly issued common stock in New GGP, Inc. and in The Howard Hughes Corporation, a newly formed real estate company (“HHC”).

The Plan was based on the agreements (collectively, as amended and restated, the “Investment Agreements”) with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (the “Brookfield Investor”), an affiliate of Fairholme Funds, Inc. (“Fairholme”) and an affiliate of Pershing Square Capital Management, L.P. (“Pershing Square” and together with the Brookfield Investor and Fairholme, the “Plan Sponsors”), pursuant to which the Predecessor would be divided into two companies, New GGP, Inc. and HHC and the Plan Sponsors would invest in the Company’s standalone emergence plan.  In addition, the Predecessor entered into an investment agreement with Teachers Retirement System of Texas (“Texas Teachers”).  The Plan Sponsors also entered into an agreement with affiliates of the Blackstone Group (“Blackstone”) whereby Blackstone subscribed for equity in New GGP and HHC.  Under the agreements, the Plan Sponsor and Blackstone agreed to purchase shares of GGP common stock at $10.00 per share and Teachers agreed to purchase shares of GGP common stock at $10.25 per share.

Pursuant to the Plan, each holder of a share of the Predecessor common stock received, on the Effective Date, a distribution of 0.098344 shares of common stock of HHC.  Following the distribution of the shares of HHC common stock, each existing share of the Predecessor common stock converted into and represented the right to receive one share of New GGP, Inc. common stock.  No fractional shares of HHC or New GGP, Inc. were issued (i.e., the number of shares issued to each record holder was “rounded down”).  Following these transactions, the Predecessor common stock ceased to exist.

The structure of the Plan Sponsors’ investments triggered the application of the acquisition method of accounting, as the Plan and the consummation of the Investment Agreements and the Texas Teachers investment agreement constituted a ‘‘transaction or event in which an acquirer obtains control of one or more businesses’’ or a ‘‘business combination’’ requiring such application. New GGP, Inc. was the acquirer that obtained control as it obtained all of the common stock of the Predecessor (a business for purposes of applying the acquisition method of accounting) in exchange for issuing its stock to the Predecessor common stockholders on a one-for-one basis (excluding fractional shares).  The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 and the Consolidated Statement of Income and Comprehensive Income, the Consolidated Statement of Equity and the Consolidated Statement of Cash Flows for the three months ended March 31, 2011 reflect the revaluation of the Predecessor’s assets and liabilities to Fair Value as of the Effective Date.

On the Effective Date, the Plan Sponsors, Blackstone and Texas Teachers owned a majority of the outstanding common stock of GGP. The Predecessor common stockholders held approximately 317 million shares of GGP

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

common stock; the Plan Sponsors, Blackstone and Texas Teachers collectively held approximately 644 million shares of GGP common stock on the Effective Date.

On November 15, 2010 (and November 23, 2010 with respect to the over allotment option), we sold an aggregate of approximately 154.9 million shares of GGP common stock in a registered public offering at $14.75 per share and repurchased an equal number of shares from Fairholme and Pershing as permitted under “clawback” rights in the Investment Agreements.  We also used a portion of the offering proceeds to repurchase approximately 24.4 million shares from Texas Teachers, also as permitted under its investment agreement.

Claims resolution process

As permitted under the bankruptcy process, the Debtors’ creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, the Company identified many claims which were disallowed by the Bankruptcy Court for various reasons, including claims were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the Chapter 11 proceedings, the Company resolved many claims through settlement or objections ordered by the Bankruptcy Court. The Company will continue to settle claims and file additional objections with the Bankruptcy Court.

Although as of the Effective Date all Debtors had emerged from bankruptcy, certain differences between liability amounts estimated by the Debtors and claims submitted by creditors had not yet been resolved and may be submitted to the Bankruptcy Court which will make a final determination of the allowable claim.  The various plans of reorganization of the Debtors provide that all allowed claims, that is, undisputed or Bankruptcy Court affirmed claims of creditors against the Debtors, are to be paid in full. Our aggregate liabilities include provisions for claims against Debtors that were timely submitted to the Bankruptcy Court and have been recorded, as appropriate, based upon accounting guidance for the recognition of contingent liabilities and on our evaluations of such claims. Accordingly, we currently believe that the aggregate amount of claims recorded by the Debtors will not vary materially from the amount of claims that will ultimately be allowed or resolved by the Bankruptcy Court.

We accrued an estimate of these claims based upon the best available evidence of amounts to be paid. However, the claims resolution process is uncertain and adjustments to claims estimates could result in adjustments to our financial statements in future periods.

Reorganization Items

Reorganization items are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income of the Predecessor.  Reorganization items include legal fees, professional fees and similar types of expenses, resulting from activities of the reorganization process, gains on liabilities subject to compromise directly related to the Chapter 11 Cases, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases.  For the three months ended March 31, 2010 we recognized a net gain on reorganization items of $43.2 million which was primarily made up of $169.0 million of restructuring costs and a $213.4 million gain on settlements of liabilities subject to compromise. These amounts exclude reorganization items that are currently included within discontinued operations.

With respect to certain retained professionals, the terms of engagement and the timing of payment for services rendered were, and remain after the Effective Date, subject to approval by the Bankruptcy Court.  In addition, certain of these retained professionals had agreements that provided for success or completion fees that became payable upon the Effective Date.  As of March 31, 2011, we accrued $5.9 million and as of December 31, 2010 we accrued $7.1 million of success or completion fees in Accounts payable and accrued expenses on the Consolidated Balance Sheet.

In addition, a key employee incentive program (the “KEIP”) provided for payment to certain key employees upon successful emergence from bankruptcy.  The amount payable under the KEIP was calculated based upon a formula related to the recovery to creditors and equity holders on the Effective Date and on February 7, 2011, 90 days after the Effective Date.  Approximately $181.5 million was paid, in two installments, November 12, 2010 and February 25, 2011, under the KEIP, which we recognized from the date the KEIP was approved by the Bankruptcy Court to the Effective Date.  As of December 31, 2010, we accrued a liability of approximately

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$115.5 million for the KEIP in Accounts payable and accrued expenses on the Consolidated Balance Sheet.  All KEIP amounts were fully paid as of March 31, 2011.

Special Consideration Properties

In 2010, we identified 13 properties (the “Special Consideration Properties”) as underperforming retail assets.  As of the Effective Date, we entered into deed in lieu agreements with respect to two of these properties, Eagle Ridge Mall and Oviedo Marketplace, pursuant to which we transferred the deeds to the properties to these respective lenders on November 1, 2010.  We subsequently notified the lenders to the remaining Special Consideration Properties of our intent to transfer the deed to these properties in full satisfaction of the related debt, in accordance with our rights in the loan modification agreements.  Accordingly, all the Special Consideration Properties were classified as held for disposition in our Consolidated Balance Sheet as of December 31, 2010.

During February 2011, an additional three Special Consideration Properties (Bay City, Lakeview and Moreno Valley) were transferred to the applicable lenders.  In addition, in March 2011 we revised our intent with respect to two of the Special Consideration Properties (Mall St. Vincent and Southland Center) and began negotiations to repay the debt and retain the title from the respective lenders.  These transactions closed on April 25, 2011.  Accordingly, we reclassified these two properties as held for use on our Consolidated Balance Sheet as of March 31, 2011 and as continuing operations in our Consolidated Statements of Income and Comprehensive Income for all periods presented as we no longer met the criteria for held for sale treatment.

With regard to the remaining Special Consideration Properties, we have agreed to continue to cooperate with the respective lenders to jointly market such properties for sale.  The dates of disposition for these properties, either by third-party sales or deed transfers to the lenders, are expected to occur before the end of 2011.   Therefore, as of March 31, 2011, the remaining six Special Consideration Properties remained as held for disposition on the Consolidated Balance Sheets.

Impairment

Operating properties

Accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its Fair Value (as defined below).  We review our consolidated assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment indicators for our operating properties are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages.

Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, developments in progress, and land held for development and redevelopment are assessed by project and include, but are not limited to, significant changes in the Company’s plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows.  The cash flow estimates used both for determining recoverability and estimating Fair Value (as described immediately below) are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets.  Fair Value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“Fair Value”).  Although the estimated Fair Value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows.  To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated Fair Value is expensed to operations.  In addition, the impairment

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

provision is allocated proportionately to adjust the carrying amount of the asset.  The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

The Predecessor recorded impairment charges related to operating properties and properties under development of $11.1 million for the three months ended March 31, 2010. No provisions for impairment were necessary for the three months ended March 31, 2011.

Investment in Unconsolidated Real Estate Affiliates

According to the guidance related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that an other-than-temporary decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the operating properties and developments in progress owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.  Based on our evaluations, no provisions for impairment were recorded for the three months ended March 31, 2011 and 2010 related to our investments in Unconsolidated Real Estate Affiliates.

Goodwill

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed are recorded as goodwill.  The application of acquisition accounting on the Effective Date did not yield any goodwill for the Successor and all prior Predecessor goodwill amounts were eliminated.

General

Carrying values of our properties were reset to Fair Value on the Effective Date as provided by the acquisition method of accounting.  Additional impairment charges could be taken in the future if economic conditions change or if the plans regarding such assets change.  Therefore, we can provide no assurance that material impairment charges with respect to our assets, including operating properties, investments in Unconsolidated Real Estate Affiliates and developments in progress, will not occur in future periods.  Accordingly, we will continue to monitor circumstances and events in future periods to determine whether impairments are warranted.

Warrant Liability

Pursuant to the terms of the Investment Agreements, the Plan Sponsors were issued warrants (the “Warrants”) which included eight million warrants to purchase common stock of HHC at an exercise price of $50.00 per share and 120 million warrants to purchase common stock of New GGP, Inc. The Brookfield Investor and Blackstone received 57.5 million and 2.5 million, respectively, of our Warrants at an exercise price of $10.75 per share; Fairholme, Pershing Square and Blackstone received 41.07 million, 16.43 million and 2.5 million, respectively, of our Warrants at an exercise price of $10.50 per share.  The Warrants are fully vested and the exercise prices are subject to adjustment for future dividends, stock dividends, splits or reverse splits of our common stock or certain other events.  As a result of these investment provisions, on the record date of our 2010 common stock dividend (December 30, 2010), the number of shares issuable upon exercise of the outstanding Warrants was increased to 123,144,000 and the exercise prices were modified to $10.23 and $10.48, respectively.  Additionally, the number of shares issuable upon exercise of the outstanding Warrants will be increased on the record date (April 15, 2011) of our first quarter 2011 common stock dividend and again on the record date (July 15, 2011) of our second quarter 2011 common stock dividend.  Each Warrant has a term of seven years from the Effective Date.  The Brookfield Investor Warrants and the Blackstone Investors Warrants are immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants will be exercisable (for the initial 6.5 years) only upon 90 days prior notice.  No warrants were exercised during the three months ended March 31, 2011.

The Warrants are recorded as a liability on our Consolidated Balance Sheets as the holders of the Warrants could require GGP to settle such warrants in cash in the circumstance of a subsequent change of control (a circumstance that, as of the balance sheet date, we considered to be remote).  The Fair Value of the Warrants was estimated using the Black Scholes option pricing model using our stock price and level 3 inputs which were based primarily on our estimate of implied volatility derived from the market prices of publicly traded

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

options.  Subsequent to the Effective Date, changes in the Fair Value of the Warrants have been and will continue to be recognized in earnings.  Based on the uncertainty and variability of the assumptions used to Fair Value the Warrants, significant changes in earnings could be recognized in future periods.  The estimated Fair Value of the Warrants was $964.6 million as of March 31, 2011 and $1.04 billion as of December 31, 2010.

Noncontrolling Interests

The minority interests related to our common and preferred Operating Partnership units are presented as redeemable noncontrolling interests and will remain as temporary equity at a mezzanine level in our Consolidated Balance Sheets, presented at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or the Fair Value as of each measurement date.  The redeemable noncontrolling interests have been presented at Fair Value as of March 31, 2011 and December 31, 2010.  The excess of the Fair Value over the carrying amount from period to period is recorded within Additional paid-in capital in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net income attributable to common stockholders.

The Plan provided that holders of the Common Units could elect to redeem, reinstate or convert their units. Four holders of the Common Units elected to redeem 226,684 Common Units in the aggregate on the Effective Date. All remaining Common Units were reinstated in the Operating Partnership on the Effective Date.

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  In such regard, the common stock dividend declared for 2010 modified the conversion rate to 1.0397624.  The aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of March 31, 2011 if such holders had requested redemption of the Common Units as of March 31, 2011, and all such Common Units were redeemed or purchased pursuant to the rights associated with such Common Units for cash, would have been $106.7 million.

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2011 and 2010:

(In thousands)
Balance at January 1, 2010 (Predecessor)	$206,833
Net income	3,524
Distributions	(2,336)
Other comprehensive loss	(11)
Adjustment for noncontrolling interests in operating partnership	29,637
Balance at March 31, 2010 (Predecessor)	$237,647

Balance at January 1, 2011 (Successor)	$232,364
Net income	40
Distributions	(689)
Cash redemption of operating partnership units	(4,202)
Other comprehensive income	11
Adjustment for noncontrolling interests in operating partnership	(106)
Balance at March 31, 2011 (Successor)	$227,418

The Operating Partnership also issued Convertible Preferred Units, which were convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates (subject to adjustment):

		Number of Converted
		Preferred Units
	Number of Common Units	Outstanding
	for each Preferred Unit	as of March 31, 2011
Series B	3.000	3,839,146
Series D	1.508	803,498
Series E	1.298	652,633

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Measurements

Fair Value measurements utilize a three-tier Fair Value hierarchy, which prioritizes the inputs used in measuring Fair Value.  These tiers include:

•                  Level 1 - defined as observable inputs such as quoted prices for identical assets or liabilities in active markets;

•                  Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•                  Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes our assets and liabilities that are measured at Fair Value (both on a recurring and nonrecurring basis):

					Successor	Predecessor
	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain Three Months Ended March 31, 2011	Total (Loss) Gain Three Months Ended March 31, 2010
	(In thousands)
Investments in real estate:
The Pines Mall	$4,100	$—	$—	$4,100	$—	$(11,057)

Liabilities:
Fair Value of emerged entity mortgage debt from continuing operations (1)	6,092,336	—	—	6,092,336	—	212,420
Fair Value of emerged entity mortgage debt from discontinued operations	406,071	—	—	406,071	—	70,652
Warrant liability	964,556	—	—	964,556	76,448	—
Total liabilities	$7,462,963	$—	$—	$7,462,963	$76,448	$283,072

(1)	The Fair Value of debt relates to all properties that filed for bankruptcy under the Plan and have emerged during the period ended March 31, 2010.

The following table summarizes the change in Fair Value of our Warrant Liability which is measured on a recurring basis:

2011
(In thousands)
Balance at January 1,	$1,041,004
Total gains included in earnings	(76,448)
Ending balance at March 31,	$964,556

Fair Value of Financial Instruments

The Fair Values of our financial instruments approximate their carrying amount in our financial statements except for debt. Management’s required estimates of Fair Value are presented below for our debt as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$15,347,313	$15,366,387	$15,416,077	$15,217,325
Variable-rate debt	2,413,399	2,481,718	2,425,680	2,427,845
Total Mortgages, notes and loans payable	$17,760,712	$17,848,105	$17,841,757	$17,645,170

The Fair Value of the Junior Subordinated Notes approximates their carrying amount as of March 31, 2011 and December 31, 2010.

Derivative Financial Instruments

As of March 31, 2011 and December 31, 2010, we had no derivative financial instruments for our Consolidated Properties.  For the three months ended March 31, 2010, we recognized $4.5 million of additional interest

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

expense related to the amortization of accumulated other comprehensive (loss) income that resulted from the termination of interest rate swaps in 2009.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases.  Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties.  Termination income was $3.9 million for the three months ended March 31, 2011 and $9.2 million for three months ended March 31, 2010.  Net amortization/(accretion) related to above and below-market tenant leases was $(27.6) million for the three months ended March 31, 2011 and $1.5 million for the three months ended March 31, 2010.

Percentage rent in lieu of fixed minimum rent totaled $13.4 million for the three months ended March 31, 2011 and $11.8 million for three months ended March 31, 2010.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $42.5 million as of March 31, 2011 and $14.3 million as of December 31, 2010 are included in Accounts and notes receivable, net in our consolidated financial statements and are reduced for allowances and amounts doubtful of collection.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  For example, estimates and assumptions have been made with respect to Fair Values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and  cost ratios.  Actual results could differ from these and other estimates.

Earnings Per Share

Information related to our earnings per share (“EPS”) calculations is summarized as follows:

	Successor	Predecessor
	Three Months Ended March 31,
	2011	2010
	Basic and Diluted	Basic and Diluted
	(In thousands)
Numerators:
Income from continuing operations	$5,873	$4,881
Allocation to noncontrolling interests	(1,365)	(4,137)
Income from continuing operations - net of noncontrolling interests	4,508	744

Discontinued operations	1,162	50,912
Allocation to noncontrolling interests	(8)	—
Discontinued operations - net of noncontrolling interests	1,154	50,912

Net income	7,035	55,793
Allocation to noncontrolling interests	(1,373)	(4,137)
Net income attributable to common stockholders	$5,662	$51,656

Denominators:
Weighted average number of common shares outstanding - basic and diluted	957,435	315,773
Effect of dilutive securities	39,501	1,297
Weighted average number of common shares outstanding - basic and diluted	996,936	317,070

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares.  The dilutive effect of convertible securities is computed using the “if-converted” method and the dilutive effect of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

options, Warrants and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans) is computed using the “treasury stock” method.

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock.  Anti-dilutive options where the exercise price was higher than the average market price of our common stock totaled 698,720 shares as of March 31, 2011 and 3,565,184 shares as of March 31, 2010.  Dilutive options totaled 787,912 shares as of March 31, 2011 and 1,297,721 shares as of March 31, 2010.  Dilutive warrants totaled 38,713,579 warrants (based on net share settlements) as of March 31, 2011.  Outstanding Common Units have been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

Common Stock Dividend and Purchase of Common Stock

In December 2010, we declared a dividend of $0.38 per share, paid on January 27, 2011 in the amount of approximately $35.8 million in cash and issued approximately 22.3 million shares of common stock (with a valuation of $14.4725 calculated based on the volume weighted average trading prices of GGP’s common stock on January 19, 20 and 21, 2011), to meet these requirements.  On March 29, 2011, we declared a cash Common Stock Dividend for the first quarter 2011 of $0.10 per share, payable on April 29, 2011, to shareholders of record on April 15, 2011. We accrued $96.4 million as a decrease in retained earnings (accumulated deficit) on our Consolidated Balance Sheet as of March 31, 2011.  In addition, on April 26, 2011, we declared a Common Stock Dividend for the second quarter 2011 of $0.10 per share, payable on July 25, 2011 to shareholders of record on July 15, 2011.

On March 29, 2011, we announced the implementation of our Dividend Reinvestment Plan (“DRIP”). The DRIP provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible shareholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested.

On May 4, 2011, our Board of Directors approved and we executed privately negotiated transactions with two financial institutions in which we agreed to purchase 30,585,957 shares of our common stock for $15.95 per share, which represents a 1% discount to the last reported price for our common stock on the New York Stock Exchange on the previous trading day. The total purchase price that we expect to pay is approximately $487.9 million. We expect to complete these transactions on May 9, 2011.

Transactions with Affiliates

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $15.2 million for the three months ended March 31, 2011 and $17.2 million for the three months ended March 31, 2010. These fees are recognized as revenue when earned.

NOTE 2         INTANGIBLE ASSETS AND LIABILITIES

Acquisition Method of Accounting Adjustments on the Effective Date

The acquisition method of accounting was applied to the assets and liabilities of the Successor to reflect the acquisition of the Predecessor by the Successor as part of the Plan. The acquisition method of accounting adjustments, recorded on the Effective Date, reflect the allocation of the estimated purchase price. These adjustments reflect the amounts required to adjust the carrying values of our assets and liabilities, after giving effect to the transactions pursuant to the Plan and the distribution of HHC, to the fair values of such remaining assets and liabilities and redeemable non-controlling interests, with the offset to common equity, as provided by the acquisition method of accounting.  The allocation of the estimated purchase price is subject to adjustment as estimates are refined.  Any adjustments are not expected to be material.

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of March 31, 2011
Tenant leases:
In-place value	$1,331,438	$(151,040)	$1,180,398
Above-market	1,568,190	(118,412)	1,449,778
Below-market	(888,572)	73,029	(815,543)
Building leases:
Above-market	(15,268)	424	(14,844)
Ground leases:
Above-market	(9,839)	151	(9,688)
Below-market	253,554	(2,399)	251,155
Real estate tax stabilization agreement	111,506	(2,477)	109,029

As of December 31, 2010
Tenant leases:
In-place value	$1,342,036	$(56,568)	$1,285,468
Above-market	1,561,925	(43,032)	1,518,893
Below-market	(959,115)	26,804	(932,311)
Building leases:
Below-market	15,268	(242)	15,026
Ground leases:
Above-market	(9,839)	55	(9,784)
Below-market	256,758	(904)	255,854
Real estate tax stabilization agreement	111,506	(899)	110,607

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets.  The above-market tenant leases and below-market ground leases are included in Prepaid expenses and other assets; the below-market tenant leases and above-market building and ground leases are included in Accounts payable and accrued expenses (Note 8) in our Consolidated Balance Sheets.

Amortization/accretion of these intangible assets and liabilities, including the amortization/accretion of similar assets and liabilities from our investments in joint ventures as presented in Equity in loss (income) of Unconsolidated Real Estate Affiliates, decreased our income by $153.6 million for the three months ended March 31, 2011 and $15.3 million for the three months ended March 31, 2010.  Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease net income by approximately $476.8 million in 2011, $497.9 million in 2012, $394.4 million in 2013, $323.3 million in 2014 and $267.9 million in 2015.

NOTE 3         DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

All of the 2011 and 2010 dispositions are included in discontinued operations in our Consolidated Statements of Income and Comprehensive Income and are summarized in the table below.  As of March 2011, six Special Consideration Properties remained as held for disposition on the Consolidated Balance Sheets (Note 1).  We also identified four additional properties as held for disposition.  These properties have been approved for sale and are expected to be sold within 12 months.  In addition, in March 2011 we began negotiations to repay the debt and retain the title from the respective lenders for two of the Special Consideration Properties (Mall St. Vincent and Southland Center).  These transactions closed on April 25, 2011.  Accordingly, as of March 31, 2011 we reclassified these two properties as continuing operations for all periods presented in our Consolidated Statements of Income and Comprehensive Income.

Properties Included in Discontinued Operations

				Gain (Loss) on Disposition	Gain (Loss) on Disposition
				Three Months Ended	Three Months Ended
Consolidated Properties	Location	Description	Sales Price	March 31, 2011	March 31, 2010	Debt *
					(In thousands)
Arizona Center	Phoenix, AZ	Sold - March 2011	$136,500,000	$(2,917)	$—	$—
Canyon Point	Las Vegas, NV	Sold - March 2011	12,000,000	(109)	—	—
Anaheim Crossing	Anaheim, CA	Sold - February 2011	7,711,000	(116)	—	—
Yellowstone Square	Idaho Falls, ID	Sold - February 2011	4,000,000	(261)	—	—
Vista Commons	Las Vegas, NV	Sold - January 2011	24,250,000	1,076	—	—
Riverlands	LaPlace, LA	Sold - January 2011	8,200,000	839	—	—
Gateway Overlook	Columbia, MD	Sold - December 2010	88,350,000	(56)	—	54,502
Division Crossing	Portland, OR	Sold - December 2010	11,025,000	748	—	4,996
Halsey Crossing	Portland, OR	Sold - December 2010	7,025,000	345	—	2,445
Plaza 9400	Sandy (Salt Lake City), UT	Sold - December 2010	3,400,000	(5)	—	—
University Crossing	Orem, UT	Held for Disposition		—	—	10,890
Gateway Crossing	Bountiful, UT	Held for Disposition		—	—	14,587
Orem Plaza	Orem, UT	Held for Disposition		—	—	3,545
River Pointe Plaza	West Jordan, UT	Held for Disposition		—	—	3,392
Eagle Ridge Mall	Lake Wales (Orlando), FL	Transferred to lender - November 2010		(9)	—	46,726
Oviedo Marketplace	Oviedo, FL	Transferred to lender - November 2010		15	—	50,813
Bay City Mall	Bay City, MI	Transferred to lender - February 2011		(675)	—	23,341
Lakeview Square	Battle Creek, MI	Transferred to lender - February 2011		1,088	—	40,512
Moreno Valley Mall	Moreno Valley, CA	Transferred to lender - February 2011		181	—	85,623
HHC Properties	Various	Transferred to HHC - November 2010		—	—	262,939
Chapel Hills Mall	Colorado Springs, CO	Special Consideration		—	—	112,217
Chico Mall	Chico, CA	Special Consideration		—	—	55,063
Country Hills Plaza	Ogden, UT	Special Consideration		—	—	13,224
Grand Traverse Mall	Traverse City, MI	Special Consideration		—	—	82,759
Northgate Mall	Chattanooga, TN	Special Consideration		—	—	43,950
Piedmont Mall	Danville, VA	Special Consideration		—	—	33,198
Total Consolidated Properties				$144	$—	$944,722

Unconsolidated Properties at Share
Montclair	Montclair, CA	Transferred to lender - February 2011		$3,270	$—	$132,500
Highland Mall	Austin, TX	Transferred to lender - May 2010		—	—	31,990
HHC Properties	Various	Transferred to HHC - November 2011		—	—	195,462
Silver City Galleria	Taunton (Boston), MA	To be transferred to lender		—	—	64,236
Total Unconsolidated Properties at Share				$3,270	$—	$424,188

* The debt balance is as of the date of disposition for the properties that were sold or transferred and as of March 31, 2011 for the Special Consideration Properties.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Discontinued Operations

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Retail and other revenues	$17,253	$54,553
Land sales	—	5,070
Total revenues	17,253	59,623
Retail and other operating expenses	10,943	38,253
Land sales operations	—	10,170
Provisions for impairment	51	279
Total expenses	10,994	48,702
Operating income	6,259	10,921
Interest expense, net	(5,307)	(5,952)
Income in Unconsolidated Real Estate Affiliates	—	1,492
Reorganization items	—	46,218
Net income from operations	952	52,679
Provision for income taxes	(23)	(1,719)
Noncontrolling interest	89	(48)
Gain on disposition of properties	144	—
Net income from discontinued operations	$1,162	$50,912

NOTE 4         UNCONSOLIDATED REAL ESTATE AFFILIATES

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint control of these ventures with our venture partners and they have substantive participating rights in such ventures, we account for these joint ventures under the equity method.  Some of the joint ventures have elected to be taxed as REITs.

Generally, we anticipate that the operations of our joint venture properties will support the operational cash needs of the properties, including debt service payments.  However, during 2010, we identified three properties (Riverchase Galleria, Silver City and Montclair) owned by our Unconsolidated Real Estate Affiliates as underperforming assets.  On February 4, 2011, we received notice of the lender’s intent to exercise its deed-in-lieu option with respect to our Montclair property, which closed on March 23, 2011.  The conveyance of Montclair to the lender yielded a gain on the forgiveness of debt to the joint venture of $107.7 million.  Our share of the gain was approximately $53.9 million, which increased our investment in Montclair.  Immediately subsequent to the conveyance, we wrote-off the balance of our investment in Montclair, which resulted in a nominal net gain on the investment.  In addition, we received notice from the lender for our Riverchase Galleria property that we are in default on the loan collateralized by the property.  Our proportionate share of this loan is approximately $152.5 million.  As of March 31, 2011, Silver City had approximately $126.8 million of non-recourse secured mortgage debt, of which our share is $63.4 million, which is reported as liabilities on assets held for dispositions. All cash produced by Riverchase Galleria and Silver City is under the control of the applicable lender.  In the event we are unable to satisfactorily modify the terms of the loans associated with these properties, the collateral property may be deeded to the respective lender in full satisfaction of the related debt.  There can be no assurance that we will be able to refinance or restructure the debt for Riverchase Galleria or Silver City on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Indebtedness secured by our Unconsolidated Properties was $5.73 billion as of March 31, 2011 and $6.02 billion as of December 31, 2010.  Our proportionate share of such debt was $2.50 billion as of March 31, 2011 and $2.67 billion as of December 31, 2010, including Retained Debt (as defined below).  There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  Such Retained Debt totaled $132.0 million as of March 31, 2011 and $155.6 million as of December 31, 2010, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of March 31, 2011, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security.  As of March 31, 2011, we do not expect to be required to fund more than immaterial amounts related to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.

On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. (“Aliansce”), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce’s common shares in Brazil (the “Aliansce IPO”).  Although we did not sell any of our Aliansce shares in the Aliansce IPO, our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result of the stock sold in the Aliansce IPO.  We continue to apply the equity method of accounting to our ownership interest in Aliansce.  As an equity method investor, we accounted for the shares issued by Aliansce as if we had sold a proportionate share of our investment at the issuance price per share of the Aliansce IPO. Accordingly, the Predecessor recognized a gain of $15.3 million for the three months ended March 31, 2010, which is reflected in equity in income of Unconsolidated Real Estate Affiliates.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(In thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$878,582	$893,769
Buildings and equipment	7,673,204	7,810,685
Less accumulated depreciation	(1,858,660)	(1,808,819)
Developments in progress	105,729	56,714
Net property and equipment	6,798,855	6,952,349
Investment in unconsolidated joint ventures	669,987	630,212
Net investment in real estate	7,468,842	7,582,561
Cash and cash equivalents	321,591	421,206
Accounts and notes receivable, net	146,616	148,059
Deferred expenses, net	182,341	196,809
Prepaid expenses and other assets	122,894	116,926
Assets held for disposition	89,051	94,336
Total assets	$8,331,335	$8,559,897

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$5,598,421	$5,891,224
Accounts payable, accrued expenses and other liabilities	374,318	361,721
Liabilities on assets held for disposition	141,115	143,517
Owners’ equity	2,217,481	2,163,435
Total liabilities and owners’ equity	$8,331,335	$8,559,897

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,217,481	$2,163,435
Less joint venture partners’ equity	(1,896,158)	(2,006,460)
Capital or basis differences and loans	2,830,911	2,996,723
Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$3,152,234	$3,153,698

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$188,290	$183,126
Tenant recoveries	78,482	80,560
Overage rents	3,957	2,571
Management and other fees	8,711	7,636
Other	3,646	8,242
Total revenues	283,086	282,135

Expenses:
Real estate taxes	23,785	24,505
Property maintenance costs	11,604	11,266
Marketing	3,550	3,154
Other property operating costs	40,684	43,469
Provision for doubtful accounts	2,420	2,902
Property management and other costs	11,642	18,795
General and administrative *	4,089	1,132
Depreciation and amortization	67,562	63,712
Total expenses	165,336	168,935
Operating income	117,750	113,200

Interest income	2,430	569
Interest expense	(83,729)	(79,422)
(Provision for) benefit from for income taxes	(195)	580
Equity in income of unconsolidated joint ventures	15,193	17,327
Income from continuing operations	51,449	52,254
Discontinued operations	103,099	1,427
Allocation to noncontrolling interests	(2,402)	(198)
Net income attributable to joint venture partners	$152,146	$53,483

Equity In (Loss) Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$152,146	$53,483
Joint venture partners’ share of income	(74,543)	(22,801)
Amortization of capital or basis differences	(80,536)	(13,876)
Gain on Aliansce IPO	—	15,266
Discontinued operations	—	187
Equity in (loss) income of Unconsolidated Real Estate Affiliates	$(2,933)	$32,259

* Includes losses (gains) on foreign currency

NOTE 5         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$13,624,451	$13,687,452
Corporate and other unsecured term loans	1,722,862	1,728,625
Total fixed-rate debt	15,347,313	15,416,077

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,413,399	2,425,680
Total Mortgages, notes and loans payable	$17,760,712	$17,841,757

Variable-rate debt:
Junior Subordinated Notes	$206,200	$206,200

The weighted-average interest rate excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our collateralized mortgages, notes and loans payable was 5.23% at March 31, 2011 and 5.24% at December 31, 2010.  The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

revolving credit facility was 6.59% at March 31, 2011 and 6.18% at December 31, 2010. With respect to those loans and Debtors that were in bankruptcy in 2010, the Predecessor recognized interest expense on its loans based on contract rates in effect prior to bankruptcy as the Bankruptcy Court had ruled that interest payments based on such contract rates constituted adequate protection to the secured lenders.

We believe we are in compliance with all of our financial covenants related to our mortgages, notes and loans payable as of March 31, 2011.

Subsequent to March 31, 2011, we reached agreements to refinance the mortgage notes on six regional malls representing $1.47 billion of new mortgage notes.  These six new fixed-rate mortgage notes have a weighted average term of 10.4 years and are expected to generate cash proceeds in excess of in-place financing of approximately $400 million to GGP.  We have also been able to lower the weighted average interest rate of these six mortgage notes from 5.73% to 5.26%, while lengthening the term by approximately seven years over the term previously in place.  As of the filing date, five of these properties have closed and the sixth property is anticipated to close later in May 2011.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2011, $23.35 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $3.11 billion of debt, are cross-collateralized with other properties.  Although a majority of the $16.04 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $4.60 billion of such mortgages, notes and loans payable are recourse due to guarantees or other security provisions for the benefit of the note holder.  In addition, certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Corporate and Other Unsecured Loans

We have publicly-traded unsecured bonds of $1.65 billion outstanding as of March 31, 2011 and December 31, 2010.  Such bonds have maturity dates from September 2012 through November 2015.

In connection with the consummation of the Plan, we entered into a revolving credit facility (the “Facility”) providing for revolving loans of up to $300 million, none of which was used to consummate the Plan, with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, various lenders, and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and RBC Capital Markets, LLC as Joint Lead Arrangers.  On February 25, 2011, we amended the Facility to provide for loans up to approximately $720 million and, under certain circumstances, up to $1 billion. On April 11, 2011, we further amended the Facility to provide for loans up to $750 million retaining the right, in certain circumstances, to borrow up to $1 billion.  The revolving credit facility is scheduled to mature three years from the Effective Date.  The Facility is guaranteed by certain of our subsidiaries and secured by (i) first lien mortgages on certain properties, (ii) first-lien pledges of equity interests in certain of our subsidiaries and (iii) various additional collateral.

No amounts have been drawn on the Facility.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 4.5%.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we will be required to maintain a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio.

Junior Subordinated Notes

In 2006, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP completed a private placement of $200.0 million of trust preferred securities (“TRUPS”).  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, the Trust is not consolidated for accounting purposes.  We recorded the debt as Junior Subordinated Notes and our common equity interest in the Trust as Prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $35.3 million as of March 31, 2011 and $41.8 million as of December 31, 2010.  These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 6         INCOME TAXES

The Predecessor elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code, commencing with the taxable year beginning January 1, 1993. We elected to be taxed as a REIT commencing with the taxable year beginning July 1, 2010, the date of incorporation of New GGP.  We intend to maintain REIT status.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income.  Generally, we are currently open to audit by the Internal Revenue Service for the years ending December 31, 2007 through 2010 and is open to audit by state taxing authorities for years ending December 31, 2007 through 2010.  Two of the Predecessor’s taxable REIT subsidiaries distributed as part of HHC were subject to IRS audit for the years ended December 31, 2008 and 2007.  On February 9, 2011, the two taxable REIT subsidiaries received statutory notices of deficiency (“90-day letters”) seeking $144.1 million in additional tax.  It is the Predecessor’s position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries.  However, as the result of the IRS’ position, the Predecessor previously provided appropriate levels for the additional taxes sought by the IRS, through its uncertain tax position liability or deferred tax liabilities.  Although the Predecessor believes the tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns.  In the opinion of management, the Predecessor has made adequate tax provisions for the years subject to examination.  Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303,750,000.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

excess of the $303,750,000.  As a result of this indemnity, the Company intends to cause the two former taxable REIT subsidiaries to file petitions in the Tax Court contesting this liability.  We accrued $21.6 million of interest related to the Tax indemnification liability in Accounts payable and accrued expenses on our Consolidated Balance Sheet as of March 31, 2011 and $19.7 million as of December 31, 2010.  In addition, we incurred $1.9 million of interest expense for the three months ended March 31, 2011.

Based on our assessment of the expected outcome of examinations that are in process or may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, we do not expect that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2010 during the next twelve months.

NOTE 7         STOCK-BASED COMPENSATION PLANS

The General Growth Properties, Inc. 2010 Equity Plan (the “Equity Plan”) provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards and performance-based compensation.  Stock-based compensation expense consists of costs associated with the Equity Plan and threshold-vesting stock options pursuant to the Plan on the Effective Date.  Stock-based compensation expense was $4.7 million for the three months ended March 31, 2011 and $4.5 million for the three months ended March 31, 2010.

On January 24, 2011, pursuant to the Equity Plan, GGP granted 1,470,363 options to certain senior executives.  During the three months ended March 31, 2011, 727,446 options, from the 2003 Incentive Plan, expired with exercise prices higher than the fair market value of a share of GGP’s common stock (“out of the money”), and 298,611 options granted in 2010 from the Equity Plan, were cancelled due to employee terminations.

NOTE 8         OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
	2011	2010
	(In thousands)
Above-market tenant leases (Note 2)	$1,449,778	$1,518,893
Security and escrow deposits	255,310	259,440
Below-market ground leases (Note 2)	251,155	255,854
Real estate tax stabilization agreement (Note 2)	109,029	110,607
Prepaid expenses	47,672	63,842
Receivables - finance leases and bonds	14,322	50,920
Deferred tax, net of valuation allowances	10,477	10,505
Other	31,764	30,391
Total prepaid expenses and other assets	$2,169,507	$2,300,452

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	March 31,	December 31,
	2011	2010
	(In thousands)
Below-market tenant leases (Note 2)	$815,543	$932,311
Accounts payable and accrued expenses	347,690	302,977
Accrued interest	166,399	143,856
Accrued real estate taxes	82,787	75,137
Deferred gains/income	73,287	60,808
Accrued payroll and other employee liabilities	41,459	176,810
Construction payable	19,530	36,448
Tenant and other deposits	18,552	19,109
Conditional asset retirement obligation liability	16,949	16,637
Above-market office lessee leases (Note 2)	14,844	—
Uncertain tax position liability	10,613	8,356
Other	153,729	159,521
Total accounts payable and accrued expenses	$1,761,382	$1,931,970

NOTE 9         COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $3.6 million for the three months ended March 31, 2011 and $2.8 million for the three months ended March 31, 2010.  The same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our Consolidated Statements of Income and Comprehensive Income, was $2.2 million for the three months ended March 31, 2011 and $1.6 million for the three months ended March 31, 2010.

NOTE 10       SEGMENT INFORMATION

We operate in a single segment, referred to as our Retail segment, which includes the operation, development and management of retail and other rental property, primarily regional malls.   Our portfolio of regional malls and other rental properties represents a collection of retail properties that are targeted to a range of market sizes and consumer tastes.  We do not distinguish or group our consolidated operations on a geographic basis.  Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

The operating measure used to assess operating results for our Retail segment is Real Estate Property Net Operating Income (“NOI”) which represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization and provisions for impairment.  Management believes that NOI provides useful information about a property’s operating performance.  We assess and measure operating results on an individual property basis for each of our investments.  Management internally evaluates the operating performance of each of our properties and does not differentiate properties by geography, size or type.  In accordance with existing guidance, each of our investment properties is considered a separate operating segment.  However, under the aggregation criteria of this guidance, our properties are considered to comprise one reportable segment.

The accounting policies of our segment are described in Note 1, except that we report Unconsolidated Real Estate Affiliates using the proportionate share method rather than the equity method.  Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and expenses of the Unconsolidated Properties are reported as a single line item, Equity in Income of Unconsolidated Real Estate Affiliates, in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of our segment and has no effect on our reported net earnings. In addition, other revenue is reduced by the NOI attributable to our noncontrolling interest partners in consolidated joint ventures.

The following tables summarize the net operating income of our retail segment, including the Consolidated Properties and Unconsolidated Properties at our proportionate share.

	Successor
	Three Months Ended March 31, 2011
	Consolidated Properties	Unconsolidated Properties	Segment Basis
	(In thousands)
Property revenues:
Minimum rents	$443,241	$92,783	$536,024
Tenant recoveries	202,209	36,734	238,943
Overage rents	11,965	1,699	13,664
Other, including noncontrolling interests	14,133	2,750	16,883
Total property revenues	671,548	133,966	805,514
Property operating expenses:
Real estate taxes	66,029	11,446	77,475
Property maintenance costs	33,461	5,409	38,870
Marketing	7,208	1,657	8,865
Other property operating costs	110,214	18,628	128,842
Provision for doubtful accounts	149	1,029	1,178
Total property operating expenses	217,061	38,169	255,230
Net operating income	$454,487	$95,797	$550,284

	Predecessor
	Three Months Ended March 31, 2010
	Consolidated Properties	Unconsolidated Properties	Segment Basis
	(In thousands)
Property revenues:
Minimum rents	$454,291	$95,508	$549,799
Tenant recoveries	201,621	37,891	239,512
Overage rents	9,468	1,220	10,688
Other, including noncontrolling interests	14,552	3,435	17,987
Total property revenues	679,932	138,054	817,986
Property operating expenses:
Real estate taxes	66,205	11,748	77,953
Property maintenance costs	31,265	5,177	36,442
Marketing	6,767	1,471	8,238
Other property operating costs	113,404	21,748	135,152
Provision for doubtful accounts	5,784	1,414	7,198
Total property operating expenses	223,425	41,558	264,983
Net operating income	$456,507	$96,496	$553,003

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following reconciles Real estate property net operating income to GAAP-basis operating income and income from continuing operations:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Real estate property net operating income:
Segment basis	$550,284	$553,003
Unconsolidated Properties	(95,797)	(96,496)
Consolidated Properties	454,487	456,507
Management fees and other corporate revenues	15,352	17,973
Property management and other costs	(47,912)	(34,296)
General and administrative	(765)	(8,109)
Provisions for impairment	—	(11,057)
Depreciation and amortization	(249,838)	(164,863)
Noncontrolling interest in NOI of Consolidated Properties and other	2,931	3,855
Operating income	174,255	260,010
Interest income	681	570
Interest expense	(239,389)	(329,221)
Warrant adjustment	76,448	—
Provision for income taxes	(3,189)	(1,931)
Equity in income of Unconsolidated Real Estate Affiliates	(2,933)	32,259
Reorganization items	—	43,194
Income from continuing operations	$5,873	$4,881

The following reconciles segment basis total property revenues to GAAP-basis consolidated total revenues:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Segment basis total property revenues	$805,514	$817,986
Unconsolidated segment revenues	(133,966)	(138,054)
Management fees and other corporate revenues	15,352	17,973
Noncontrolling interest in NOI of Consolidated Properties and other	2,931	3,855
GAAP-basis consolidated total revenues	$689,831	$701,760

GENERAL GROWTH PROPERTIES, INC.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Quarterly Report and which descriptions are incorporated into the applicable response by reference.  The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC. In addition, our senior management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements include:

•                  Descriptions of plans or objectives for future operations

•                  Projections of our revenues, net operating income, earnings per share, Funds From Operations (“FFO”), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

•                  Forecasts of our future economic performance

•                  Descriptions of assumptions underlying or relating to any of the foregoing

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “would” or similar expressions. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 (our “Annual Report”).  These factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations.

Overview

As of March 31, 2011, we are the owner, either entirely or with joint venture partners, of 175 regional malls in 43 states (including our Special Consideration Properties (Note 1)).  The Company emerged from Chapter 11 on November 9, 2010, which we refer to as the Effective Date.  Our current business plan contemplates the continued operation of our retail shopping centers, divestiture of non-core assets and businesses, certain non-performing retail assets and select development projects.

The structure of the Plan Sponsors’ investments triggered the application of the acquisition method of accounting, as the Plan and the consummation of the Investment Agreements and the Texas Teachers investment agreement constituted a transaction or event in which an acquirer obtains control of one or more ‘‘businesses’’ or a ‘‘business combination’’ requiring such application. New GGP, Inc. is the acquirer that obtained control as it obtained all of the common stock of the Predecessor (a business for purposes of applying the acquisition method of accounting) in exchange for issuing its stock to the Predecessor common stockholders on a one-for-one basis (excluding fractional shares).  The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 and the Consolidated Statement of Income and Comprehensive Income, the Consolidated Statement of Cash Flows and the Consolidated Statement of Equity for the three months ended March 31, 2011 reflect the revaluation of the Predecessor’s assets and liabilities to Fair Value as of the Effective Date.  Certain elements of our operations were significantly changed by these adjustments, such as depreciation which is calculated on revalued property and equipment.  In addition, amortization of above and below market leases and other intangibles is also calculated on revalued assets and liabilities.  Such amortization is reflected in revenues or operating expenses as applicable.

With respect to our Unconsolidated Real Estate Affiliates, on February 4, 2011, we received notice of the lender’s intent to exercise its deed-in-lieu option with respect to our Montclair property which closed on March 23, 2011.  Our proportionate share of the loan was $132.5 million.  In addition, we received notice from the lender for our Riverchase Galleria property that we are in default on the loan collateralized by the property.  Our proportionate share of this loan is approximately $152.5 million.  There can be no assurance that a satisfactory loan modification can be reached in order for the venture to retain ownership of the property.  We also identified our Silver City property as underperforming.  Silver City has approximately $126.8 million of non-recourse secured mortgage debt, of which our share is $63.4 million. All cash produced by Silver City is under the control of the lender.  In the event we are unable to satisfactorily modify the terms of the loan associated with this property, the collateral property may be deeded to the lender in full satisfaction of the related debt.

Results of Operations

The following discussion of our results of operations is presented under the proportionate share method, which is consistent with the manner in which we manage the business and evaluate the results of operations. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Other revenues are reduced by the NOI attributable to our noncontrolling interests in consolidated joint ventures.  See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.

Three months ended March 31, 2011 and 2010

	Successor	Predecessor
	Three Months Ended March 31,		$ Increase
	2011	2010	(Decrease)	% Increase (Decrease)
	(In thousands)
Property revenues:
Minimum rents	$536,024	$549,799	$(13,775)	(2.5)%
Tenant recoveries	238,943	239,512	(569)	(0.2)
Overage rents	13,664	10,688	2,976	27.8
Other, including non controlling interest	16,883	17,987	(1,104)	(6.1)
Total property revenues	805,514	817,986	(12,472)	(1.5)
Property operating expenses:
Real estate taxes	77,475	77,953	(478)	(0.6)
Property maintenance costs	38,870	36,442	2,428	6.7
Marketing	8,865	8,238	627	7.6
Other property operating costs	128,842	135,152	(6,310)	(4.7)
Provision for doubtful accounts	1,178	7,198	(6,020)	(83.6)
Total property operating expenses	255,230	264,983	(9,753)	(3.7)
Net operating income	$550,284	$553,003	$(2,719)	(0.5)%

Minimum rents decreased $13.8 million for the three months ended March 31, 2011 primarily due to a $34.8 million decrease in above and below market rent accretion reflecting the impact of the application of the acquisition method of accounting in the fourth quarter of 2010 and a $6.8 million decrease in termination income.  These decreases were partially offset by a $22.4 million increase in straight line rent reflecting the impact of application of the acquisition method of accounting in the fourth quarter of 2010, a $4.0 million increase in base minimum rents and a $1.3 million increase in percent-in-lieu rents.  We generally prefer to enter into percent-in-lieu leases rather than agree to reductions in or abatements of fixed rent amounts because by temporarily accepting a reduced rent calculated based on a percentage of a tenant’s sales, our rental revenues will increase as the tenant’s business improves. In addition, we believe that these concessions help to prevent tenants from vacating a lease, thereby maintaining occupancy levels and avoiding triggering any co-tenancy clauses in our leases for the applicable mall.  These lease modifications were made to less than 1% of our leases.  As the economy and retail sales continue to improve, we expect to enter into fewer percent-in-lieu leases and other rent relief agreements.

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

Overage rents increased $3.0 million for the three months ended March 31, 2011 primarily due to increased tenant sales in 2011.

Property maintenance costs increased $2.4 million for the three months ended March 31, 2011 primarily due to increased spending on mall upkeep, including equipment and supplies.

Other property operating costs decreased by $6.3 million for the three months ended March 31, 2011 primarily due a decrease in incentive compensation costs as a result of higher bonuses to property operating employees in the three months ended 2010.

The provision for doubtful accounts decreased $6.0 million for the three months ended March 31, 2011 primarily due to improved collections of outstanding accounts receivable in the first quarter of 2011.

Certain Significant Consolidated Revenues and Expenses

	Successor	Predecessor
	Three Months Ended March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands)
Tenant rents	$657,415	$665,380	$(7,965)	(1.2)%
Property operating expense	217,061	223,425	(6,364)	(2.8)
Management fees and other corporate revenues	15,352	17,973	(2,621)	(14.6)
Property management and other costs	47,912	34,296	13,616	39.7
General and administrative	765	8,109	(7,344)	(90.6)
Provisions for impairment	—	11,057	(11,057)	(100.0)
Depreciation and amortization	249,838	164,863	84,975	51.5
Net interest expense	(238,708)	(328,651)	(89,943)	(27.4)
Warrant adjustment	76,448	—	(76,448)	(100.0)
Provision for income taxes	(3,189)	(1,931)	1,258	65.1
Equity in (loss) income of Unconsolidated Real Estate Affiliates	(2,933)	32,259	(35,192)	(109.1)
Reorganization items	—	43,194	(43,194)	(100.0)
Discontinued operations	1,162	50,912	(49,750)	(97.7)

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents) and property operating expenses (which includes real estate taxes, property maintenance costs, marketing, other property operating costs and provision for doubtful accounts) were attributable to the same items as discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.  Management fees and other corporate revenues, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs.

Management fees and other corporate revenues decreased $2.6 million for the three months ended March 31, 2011 due to a $1.5 million decrease in management fees and lease fees resulting from the sale of our third-party management business in July 2010.  In addition, lease fees and management fees from our joint ventures decreased approximately $1.3 million for the three months ended March 31, 2011.

Property management and other costs increased $13.6 million for the three months ended March 31, 2011 primarily due to a $7.1 million increase in severance costs resulting from a reduction in workforce, a $1.3 million increase in incentive compensation and a $3.5 million increase in brokerage fees, professional fees and other corporate expenses.  These increases were partially offset by a $1.2 million decrease resulting from the sale of our third party management business in July 2010.

General and administrative expenses decreased by $7.3 million for the three months ended March 31, 2011 primarily due to a reversal of previously accrued bankruptcy costs of $12.3 million and gains on settlements, which were partially offset by an increase in legal fees and professional fees.

Based on the results of the Predecessor’s evaluations for impairment (Note 1), we recognized impairment charges of $11.1 million for the three months ended March 31, 2010 related to The Pines Mall located in Pine Bluff, Arkansas.

Net interest expense decreased $89.9 million for the three months ended March 31, 2011 primarily due to the following:

•                  $63.9 million decrease in interest expense resulting from extinguished debt;

•                  $16.0 million decrease in amortization of debt market rate adjustments; and

•                  $8.3 million decrease in amortization of deferred finance costs which were expensed as reorganization items upon emergence from bankruptcy.

During the three months ended March 31, 2011, we recognized a favorable adjustment of $76.4 million related to the change in the Fair Value of the Warrant liability which was primarily due to a decrease in our estimate on implied volatility derived from the market prices of publicly traded options.

The Provision for income taxes increased $1.3 million for the three months ended March 31, 2011.  The change was primarily due to changes in liabilities pursuant to uncertain tax positions.

The decrease in equity in (loss) income of Unconsolidated Real Estate Affiliates for the three months ended March 31, 2011 was primarily due to an increase in depreciation and amortization of the step-up in basis of our investment in and loans to / from Unconsolidated Real Estate Affiliates due to the application of acquisition accounting in the fourth quarter of 2010.  In addition, the decrease is partially due to our investment in Aliansce, in which we recorded a $15.3 million gain in the three months ended March 31, 2010 as a result of the Aliansce IPO (Note 4).

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred that are directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at Fair Value upon emergence from bankruptcy and interest earned on cash accumulated by the Debtors.  See Note 1 — Reorganization items for additional detail.   Bankruptcy-related items incurred after the Effective Date are reported within General and administrative expenses.

As described in Notes 1 and 3, the operations of our properties sold in 2010 and 2011, certain Special Consideration Properties, properties transferred and properties held for disposition are classified as discontinued operations (Note 3) for all periods presented.

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, debt repayment (including principal and interest) reinvestment in properties, development and redevelopment of properties, tenant allowance, dividends and restructuring costs.  Our primary sources of cash include operating cash flow, including our share of cash flow produced by our Unconsolidated Real Estate Affiliates, and borrowings under our revolving credit facility, which was recently increased.

As of March 31, 2011, our total debt aggregated $20.26 billion consisting of our consolidated debt of $17.76 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of approximately $2.50 billion.

The following table illustrates the scheduled loan maturities of our mortgages, notes and loan payable for our consolidated debt and unconsolidated debt at our proportionate share. The table excludes Special Consideration Properties, debt included in liabilities on assets held for disposition, special improvement districts, and other debt on properties expected to be transferred back to the lender.

	Consolidated	Unconsolidated
	(In thousands)
2011	$99,078	$816,211
2012	1,291,470	739,181
2013	1,273,178	118,143
2014	2,819,096	68,211
2015	2,514,731	214,049
Subsequent	7,887,144	437,781

In order to satisfy all of our committments, we currently have sufficient liquidity in the form of unrestricted cash and available credit under the Facility, as well as we expect to have sufficient cash provided by operations. We generally believe that we will be able to extend the maturity date or refinance the $99.1 million of consolidated debt (excluding the Special Consideration Properties) and the debt of our Unconsolidated Real Estate Affiliates that mature in 2011, except for Riverchase Galleria and Silver City; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We presently intend to repay approximately $300 million of corporate recourse debt prior to June 30, 2011. Upon completion of the repayment of these obligations, we will be free of debt at the parent-company level, with the exception of $206.2 million of Junior Subordinated Notes which are due in 2036.

We are currently redeveloping certain properties, including St. Louis Galleria, Fashion Place and Christiana Mall, and expect to spend approximately $75.5 million to complete these and other redevelopment projects with scheduled completion dates at the end of 2012.

On May 4, 2011, our Board of Directors approved and we executed privately negotiated transactions with two financial institutions in which we agreed to purchase 30,585,957 shares of our common stock for $15.95 per share, which represents a 1% discount to the last reported price for our common stock on the New York Stock Exchange on the previous trading day. The total purchase price that we expect to pay is approximately $487.9 million which will be funded with available cash. We expect to complete these transactions on May 9, 2011.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $70.0 million for the three months ended March 31, 2011, and $198.3 million for the three months ended March 31, 2010.

Cash used for Land/residential development and acquisitions expenditures was $16.1 million for the three months ended March 31, 2010.  No such expenditures occurred in 2011, as the Land/residential development operations were discontinued in 2010.

Net cash (used in) provided by certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses totaled $(118.3) million for the three months ended March 31, 2011 and $90.0 million for the three months ended March 31, 2010. Accounts payable and accrued expenses decreased $133.0 million from December 31, 2010 through March 31, 2011, primarily as a result of the payment of the KEIP (Note 1). Such accounts increased by $53.2 million for the three months ended March 31, 2010.  In addition, accounts and notes receivable increased by $10.1 million for the three months ended March 31, 2011, and $14.9 million for the three months ended March 31, 2010.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $127.7 million for the three months ended March 31, 2011 and $(47.2) million for the three months ended March 31, 2010. Net cash provided by investing activities for the three months ended March 31, 2011, is primarily related to proceeds of $178.7 million from sales of the following investment properties: Anaheim Crossing, Arizona Center, Canyon Point Village Center, Riverlands Shopping Center, Vista Commons and Yellowstone Square. No sales of investment properties were recorded during the three months ended March 31, 2010.

Cash used for acquisition/development of real estate and property additions/improvements was $49.3 million for the three months ended March 31, 2011, a decrease from $53.4 million for the three months ended March 31, 2010.

Net investing cash (used in) provided by our Unconsolidated Real Estate Affiliates was $(10.0) million during the three months ended March 31, 2011 and $9.4 million during the three months ended March 31, 2010.  This increase is primarily due to increased net contributions to Unconsolidated Real Estate Affiliates of $12.0 million in 2011 and proceeds of $7.5 million from the sale of our investment in Costa Rica in the first quarter of 2010.

Cash Flows from Financing Activities

Net cash used in financing activities was $185.0 million for the three months ended March 31, 2011 and $232.4 million for the three months ended March 31, 2010.

Principal payments on mortgages, notes and loan payables were $146.9 million for the three months ended March 31, 2011 and $134.2 million for the three months ended March 31, 2010.  In addition, we paid $91.7 million of finance costs related to the Debtors that emerged from bankruptcy during the three months ended March 31, 2010.

In the fourth quarter of 2010, we declared a dividend of $0.38 per share of common stock (to satisfy REIT distribution requirements for 2010) payable in a combination of cash and common stock, provided that the cash component of the dividend could not exceed 10% in the aggregate.  As a result of shareholder elections, on January 27, 2011, we paid approximately $35.8 million in cash and issued approximately 22.3 million shares of common stock.  In the fourth quarter of 2009, we declared a dividend of $0.19 per share of common stock (to satisfy REIT distribution requirements for 2009) payable in a combination of cash and common stock, provided that the cash component of the dividend could not exceed 10% in the aggregate.  As a result of shareholder elections, on January 28, 2010, we paid approximately $6.0 million in cash and issued approximately 4.9 million shares of common stock.  A $2.5 million cash distribution was paid to holders of Common Units during the first quarter of 2011, and there were no distributions made to the holders of Common Units during the first quarter of 2010.

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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our Annual Report have not changed during 2011, and such policies, and the discussion of such policies, are incorporated herein by reference.

REIT Requirements

In order to remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of our ordinary taxable income to stockholders.  See Note 6 for more detail on our ability to remain qualified as a REIT.

Recently Issued Accounting Pronouncements

None

ITEM 3                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in our Annual Report.

ITEM 4                           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)).  Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II                        OTHER INFORMATION

ITEM 1                           LEGAL PROCEEDINGS

Other than certain remaining claims related to or arising from our Chapter 11 Cases described in this report, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

ITEM 1A                  RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2                           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3                           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5                           OTHER INFORMATION

None

ITEM 6                           EXHIBITS

10.1

Amended and Restated Credit and Guaranty Agreement dated as of February 25, 2011 among GGP Limited Partnership, GGPLP L.L.C. and the other borrowers party thereto, General Growth Properties, Inc. and certain of its subsidiaries as guarantors, Deutsche Bank trust Company Americas, as administrative agent, our collateral agent and the lenders party thereto (previously filed as Exhibit 10.58 to GGP’s Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 8, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Information of The Rouse Company L.L.C., a subsidiary of General Growth Properties, Inc.

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, has been filed with the SEC on May 4, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2011.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: May 5, 2011	by:	/s/ Steven J. Douglas
Steven J. Douglas
Chief Financial Officer
(on behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX

10.1

Amended and Restated Credit and Guaranty Agreement dated as of February 25, 2011 among GGP Limited Partnership, GGPLP L.L.C. and the other borrowers party thereto, General Growth Properties, Inc. and certain of its subsidiaries as guarantors, Deutsche Bank trust Company Americas, as administrative agent, our collateral agent and the lenders party thereto (previously filed as Exhibit 10.58 to GGP’s Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 8, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Information of The Rouse Company L.L.C., a subsidiary of General Growth Properties, Inc.

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, has been filed with the SEC on May 4, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.