Form 10-Q
period 2011-06-30
General Growth Properties, Inc.
filed 2011-08-09
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on August 3, 2011 was 938,286,095.

GENERAL GROWTH PROPERTIES, INC.

INDEX

			PAGE NUMBER
Part I	FINANCIAL INFORMATION
	Item 1:	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

		Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011 (Successor operations) and 2010 (Predecessor operations)	4

		Consolidated Statements of Equity for the six months ended June 30, 2011 (Successor operations) and 2010 (Predecessor operations)	5

		Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (Successor operations) and 2010 (Predecessor operations)	6

	Notes to Consolidated Financial Statements (Unaudited)		8
		Note 1: Organization	8
		Note 2: Intangible Assets and Liabilities	18
		Note 3: Discontinued Operations and Gains (Losses) on Dispositions of Interests in Operating Properties	18
		Note 4: Unconsolidated Real Estate Affiliates	21
		Note 5: Mortgages, Notes and Loans Payable	23
		Note 6: Income Taxes	25
		Note 7: Stock-Based Compensation Plans	25
		Note 8: Other Assets and Liabilities	26
		Note 9: Commitments and Contingencies	26
		Note 10: Recently Issued Accounting Pronouncements	27
		Note 11: Subsequent Events	27

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
		Liquidity and Capital Resources	33
	Item 3:	Quantitative and Qualitative Disclosures about Market Risk	36
	Item 4:	Controls and Procedures	36

Part II	OTHER INFORMATION
	Item 1:	Legal Proceedings	36
	Item 1A:	Risk Factors	36
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	36
	Item 3:	Defaults Upon Senior Securities	37
	Item 5:	Other Information	37
	Item 6:	Exhibits	37
	SIGNATURE		38
	EXHIBIT INDEX		39

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2011	2010
	(Dollars in thousands, except share amounts)
Assets:
Investment in real estate:
Land	$4,683,115	$4,722,674
Buildings and equipment	20,139,908	20,300,355
Less accumulated depreciation	(585,338)	(129,794)
Developments in progress	131,629	117,137
Net property and equipment	24,369,314	25,010,372
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,048,438	3,153,698
Net investment in real estate	27,417,752	28,164,070
Cash and cash equivalents	585,548	1,021,311
Accounts and notes receivable, net	156,456	114,099
Deferred expenses, net	171,124	175,669
Prepaid expenses and other assets	2,004,628	2,300,452
Assets held for disposition	436,361	591,778
Total assets	$30,771,869	$32,367,379

Liabilities:
Mortgages, notes and loans payable	$17,556,540	$17,841,757
Deferred tax liabilities	24,587	36,463
Tax indemnification liability	303,750	303,750
Accounts payable and accrued expenses	1,650,832	1,931,970
Junior Subordinated Notes	206,200	206,200
Warrant liability	1,059,325	1,041,004
Liabilities held for disposition	349,403	592,122
Total liabilities	21,150,637	21,953,266

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	114,999	111,608
Total redeemable noncontrolling interests	235,755	232,364

Commitments and Contingencies	—	—

Redeemable Preferred Stock: as of June 30, 2011 and December 31, 2010, $0.01 par value, 500,000 shares authorized, none issued and outstanding	—	—

Equity:
Common stock: as of June 30, 2011, $0.01 par value, 11,000,000,000 shares authorized and 936,232,551 shares issued and outstanding; as of December 31, 2010, $0.01 par value, 11,000,000,000 shares authorized and 941,880,014 shares issued and outstanding	9,362	9,419
Additional paid-in capital	10,381,195	10,681,586
Retained earnings (accumulated deficit)	(1,145,656)	(612,075)
Accumulated other comprehensive income	42,755	172
Total stockholders’ equity	9,287,656	10,079,102
Noncontrolling interests in consolidated real estate affiliates	97,821	102,647
Total equity	9,385,477	10,181,749
Total liabilities and equity	$30,771,869	$32,367,379

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$430,328	$441,617	$869,043	$891,276
Tenant recoveries	194,922	202,287	395,804	402,271
Overage rents	6,464	6,602	18,268	15,969
Management fees and other corporate revenues	14,235	16,016	29,588	33,988
Other	17,290	18,302	34,324	36,695
Total revenues	663,239	684,824	1,347,027	1,380,199
Expenses:
Real estate taxes	66,925	63,844	132,130	128,864
Property maintenance costs	26,018	23,978	59,032	55,004
Marketing	6,964	5,640	14,172	12,406
Other property operating costs	111,191	109,067	219,358	220,661
Provision for doubtful accounts	1,711	3,213	1,788	8,746
Property management and other costs	44,785	49,239	92,537	83,705
General and administrative	2,411	5,210	3,157	13,320
Provisions for impairment	—	—	—	11,057
Depreciation and amortization	248,547	164,018	496,735	327,775
Total expenses	508,552	424,209	1,018,909	861,538
Operating income	154,687	260,615	328,118	518,661

Interest income	560	182	1,240	752
Interest expense	(253,158)	(323,652)	(491,292)	(651,311)
Warrant adjustment	(94,769)	—	(18,321)	—
Loss before income taxes, equity in (loss) income of Unconsolidated Real Estate Affiliates, reorganization items and noncontrolling interests	(192,680)	(62,855)	(180,255)	(131,898)
Provision for income taxes	(1,027)	(3,292)	(4,216)	(5,223)
Equity in (loss) income of Unconsolidated Real Estate Affiliates	(9,433)	13,221	(12,366)	45,480
Reorganization items	—	(69,845)	—	(26,988)
Income from continuing operations	(203,140)	(122,771)	(196,837)	(118,629)
Discontinued operations	1,011	5,216	1,745	56,865
Net loss	(202,129)	(117,555)	(195,092)	(61,764)
Allocation to noncontrolling interests	(919)	28	(2,292)	(4,108)
Net loss attributable to common stockholders	$(203,048)	$(117,527)	$(197,384)	$(65,872)

Basic and Diluted Loss Per Share:
Continuing operations	$(0.22)	$(0.39)	$(0.21)	$(0.39)
Discontinued operations	—	0.02	—	0.18
Total basic and diluted loss per share	$(0.22)	$(0.37)	$(0.21)	$(0.21)

Dividends declared per share	$0.10	$—	$0.20	$—

Comprehensive Loss, Net:
Net loss	$(202,129)	$(117,555)	$(195,092)	$(61,764)
Other comprehensive income (loss):
Net unrealized gains (losses) on financial instruments	—	4,406	(1)	8,328
Accrued pension adjustment	—	(274)	—	136
Foreign currency translation	42,678	(3,852)	42,880	(8,715)
Unrealized gains (losses) on available-for-sale securities	4	(3)	5	2
Other comprehensive income (loss)	42,682	277	42,884	(249)
Comprehensive loss	(159,447)	(117,278)	(152,208)	(62,013)
Comprehensive loss (income) allocated to noncontrolling interests	(1,219)	10	(2,593)	(4,114)
Comprehensive loss, net, attributable to common stockholders	$(160,666)	$(117,268)	$(154,801)	$(66,127)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained			Noncontrolling
		Additional	Earnings	Accumulated Other		Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Stock	Estate Affiliates	Equity
	(dollars in thousands)
Predecessor
Balance at January 1, 2010 (Predecessor)	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339

Net (loss) income			(65,872)			1,025	(64,847)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,487)	(1,487)
Issuance of common stock - payment of dividend (4,923,287 common shares)	49	53,346					53,395
Restricted stock grant, net of forfeitures and compensation expense (82,975 common shares)		1,648					1,648
Other comprehensive loss				(255)			(255)
Adjustment for noncontrolling interest in operating partnership		(13,278)					(13,278)

Balance at June 30, 2010 (Predecessor)	$3,187	$3,771,169	$(2,898,499)	$(504)	$(76,752)	$23,914	$822,515

Successor
Balance at January 1, 2011 (Successor)	$9,419	$10,681,586	$(612,075)	$172	$—	$102,647	10,181,749

Net loss			(197,384)			(1,018)	(198,402)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(3,808)	(3,808)
Issuance of common stock - payment of dividend (22,256,121 common shares)	223	(244)	21				—
Restricted stock grant, net of forfeitures and compensation expense ((161,495) common shares)	(2)	5,649					5,647
Stock options exercised (97,987 common shares)	1	488					489
Purchase and cancellation of common shares ((30,585,957) common shares)	(306)	(341,339)	(146,201)				(487,846)
Cash dividends reinvested (DRIP) in stock (2,745,881 common shares)	27	45,733					45,760
Other comprehensive income				42,583			42,583
Cash distributions declared ($0.20 per share)			(190,017)				(190,017)
Cash redemptions for common units in excess of carrying value		(593)					(593)
Adjustment for noncontrolling interest in operating partnership		(10,085)					(10,085)

Balance at June 30, 2011 (Successor)	$9,362	$10,381,195	$(1,145,656)	$42,755	$—	$97,821	$9,385,477

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(195,092)	$(61,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (income) of Unconsolidated Real Estate Affiliates	12,366	(50,652)
Provision for doubtful accounts	1,788	9,946
Distributions received from Unconsolidated Real Estate Affiliates	18,747	18,319
Depreciation	483,988	330,183
Amortization	19,888	22,438
Amortization\write-off of deferred finance costs	1,135	16,352
(Accretion) amortization/write-off of debt market rate adjustments	(52,046)	27,303
Amortization (accretion) of intangibles other than in-place leases	60,019	(385)
Straight-line rent amortization	(52,217)	(19,117)
Non-cash interest expense on Exchangeable Senior Notes	—	14,290
Non-cash interest expense resulting from termination of interest rate swaps	—	9,040
Non-cash interest expense related to Special Consideration Properties	—	(36,124)
Loss on dispositions	547	—
Provisions for impairment	—	31,273
Land/residential development and acquisitions expenditures	—	(32,443)
Cost of land and condominium sales	—	50,224
Revenue recognition of deferred Land and condominium sales	—	(36,443)
Warrant adjustment	18,321	—
Reorganization items - finance costs related to emerged entities/DIP Facility	—	133,997
Non-cash reorganization items	—	(198,533)
Decrease (increase) in restricted cash	9,246	(46,341)
Net changes:
Accounts and notes receivable	5,309	41,128
Prepaid expenses and other assets	47,692	41,437
Deferred expenses	(19,849)	(16,344)
Accounts payable and accrued expenses	(162,288)	117,932
Other, net	(11,644)	(288)
Net cash provided by operating activities	185,910	365,428

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(88,811)	(113,169)
Proceeds from sales of investment properties	275,299	94
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	74,906	7,450
Increase in investments in Unconsolidated Real Estate Affiliates	(34,190)	(10,504)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	31,635	15,849
Loans to Unconsolidated Real Estate Affiliates, net	—	—
Increase in restricted cash	(776)	(4,447)
Other, net	—	(2,722)
Net cash provided by (used in) investing activities	258,063	(107,449)

Cash Flows from Financing Activities:
Proceeds from refinance/issuance of mortgages, notes and loans payable	514,162	—
Principal payments on mortgages, notes and loans payable	(809,848)	(222,487)
Deferred finance costs	(4,895)	—
Finance costs related to emerged entities	—	(133,997)
Cash distributions paid to common stockholders	(85,536)	(5,957)
Cash distributions paid to holders of Common Units	(6,334)	—
Purchase and cancellation of common shares	(487,846)
Proceeds from issuance of common stock and warrants, including from common stock plans	—	—
Other, net	561	(1,669)
Net cash used in financing activities	(879,736)	(364,110)

Net change in cash and cash equivalents	(435,763)	(106,131)
Cash and cash equivalents at beginning of period	1,021,311	654,396
Cash and cash equivalents at end of period	$585,548	$548,265

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Successor	Predecessor
	Six Months Ended June 30,
	2011	2010
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$495,589	$493,250
Interest capitalized	1,054	19,750
Income taxes paid	5,137	4,461
Reorganization items paid	121,364	189,232
Third party property exchange	44,672	—

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(11,936)	$(55,001)
Change in deferred contingent property acquisition liabilities	—	(178,130)
Mortgage debt market rate adjustments related to Emerged Debtors prior to the Effective Date	—	319,009
Gain on Aliansce IPO	—	9,383
Debt payoffs via deeds in lieu	119,525	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1         ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated Financial Statements for the year ended December 31, 2010 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2010 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”).   As of June 30, 2011, GGP holds approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% is held by limited partners that indirectly include family members of the original stockholders of the Predecessor and certain previous contributors of properties to the Operating Partnership.  The Operating Partnership also has preferred units of limited partnership interest (the “Preferred Units”) outstanding.

In this Quarterly Report, we refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under generally accepted accounting principles in the United States of America (“GAAP”) as the “Consolidated Properties.”  We also hold some properties through joint venture entities in which we own a non-controlling interest (“Unconsolidated Real Estate Affiliates”) and we refer to those properties as the “Unconsolidated Properties.”  Collectively, we refer to the Consolidated Properties and Unconsolidated Properties as our “Total Portfolio.”

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

We operate in a single segment referred to as our Retail segment, which includes the operation, development and management of retail and other rental properties, primarily regional malls.   Our portfolio of regional malls represents a collection of retail properties that are targeted to a range of market sizes and consumer tastes.  We do not distinguish or group our consolidated operations on a geographic basis.  Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended June 30, 2011 are not necessarily indicative of the results to be obtained for the full fiscal year.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the current period presentation.  Balance sheet amounts for properties to be disposed of, including the Special Consideration Properties (as defined below) have been reclassified to assets held for disposition and liabilities on assets held for disposition at December 31, 2010.  Income statement amounts for properties sold or to be disposed of, including the Special Consideration Properties, have been reclassified to discontinued operations for all periods presented.  However, two previously identified Special Consideration Properties, Mall St. Vincent and Southland Center, were reclassified as held for use in the first quarter of 2011 and as continuing operations for all periods presented.  In addition, certain prior period income statement disclosures in the accompanying footnotes have been restated to exclude amounts which have been reclassified to discontinued operations.

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

The Plan was based on the agreements (collectively, as amended and restated, the “Investment Agreements”) with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (the “Brookfield Investor”), an affiliate of Fairholme Funds, Inc. (“Fairholme”) and an affiliate of Pershing Square Capital Management, L.P. (“Pershing Square” and together with the Brookfield Investor and Fairholme, the “Plan Sponsors”), pursuant to which the Predecessor would be divided into two companies, New GGP, Inc. and HHC, and the Plan Sponsors would invest in the Company’s standalone emergence plan.  In addition, the Predecessor entered into an investment agreement with Teachers Retirement System of Texas (“Texas Teachers”).  The Plan Sponsors also entered into an agreement with affiliates of the Blackstone Group (“Blackstone”) whereby Blackstone subscribed for equity in New GGP and HHC.  Under the agreements, the Plan Sponsors and Blackstone agreed to purchase shares of GGP common stock at $10.00 per share and Teachers agreed to purchase shares of GGP common stock at $10.25 per share.

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

The structure of the Plan Sponsors’ investments triggered the application of the acquisition method of accounting, as the Plan and the consummation of the Investment Agreements and the Texas Teachers investment agreement constituted a ‘‘transaction or event in which an acquirer obtains control of one or more businesses’’ or a ‘‘business combination’’ requiring such application. New GGP, Inc. was the acquirer that obtained control as it obtained all of the common stock of the Predecessor (a business for purposes of applying the acquisition method of accounting) in exchange for issuing its stock to the Predecessor common stockholders on a one-for-one basis (excluding fractional shares).  The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, the Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2011 and the Consolidated Statement of Equity and the Consolidated Statement of Cash Flows for the six

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended June 30, 2011 reflect the revaluation of the Predecessor’s assets and liabilities to Fair Value as of the Effective Date.

On the Effective Date, the Plan Sponsors, Blackstone and Texas Teachers owned a majority of the outstanding common stock of GGP. The Predecessor common stockholders held approximately 317 million shares of GGP common stock; the Plan Sponsors, Blackstone and Texas Teachers collectively held approximately 644 million shares of GGP common stock on the Effective Date.

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

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, the Company caused the two former taxable REIT subsidiaries to file petitions in the Tax Court contesting this liability.  We have accrued $21.6 million of interest related to the Tax indemnification liability in Accounts payable and accrued expenses on our Consolidated Balance Sheet as of June 30, 2011 and $19.7 million as of December 31, 2010.  The $325.4 million liability represents management’s best estimate of liability as of June 30, 2011 and the liability will be evaluated in the aggregate on a periodic basis.

Default Interest

Pursuant to the Plan Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as Modified (the “Plan”) confirmed on October 21, 2010, the Company cured and reinstated that certain note (the “Homart Note”) in the original principal amount of $254 million between GGP Limited Partnership and The Comptroller of the State of New York as Trustee of the Common Retirement Fund (“CRF”) by payment in cash of accrued interest at the contractual non-default rate.   CRF, however, contended that the Company’s bankruptcy caused the Company to default under the Homart Note and, therefore, post-petition interest accrued under the Homart Note at the contractual default rate was due for the period June 1, 2009 until November 9, 2010.  On June 16, 2011, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) ruled in favor of CRF, and, on June 22, 2011, the Company elected to satisfy the Homart Note in full by paying CRF the outstanding default interest and principal amount on the Homart

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note totaling $246.0 million.  However, the Company has appealed the Bankruptcy Court’s order and has reserved its right to recover the payment of default interest.  As a result of the ruling, the Company incurred and paid $11.7 million of default interest expense during the three months ended June 30, 2011.

Pursuant to the Plan, the Company agreed to pay to the holders of claims (the “2006 Lenders”) under a revolving and term loan facility (the “2006 Credit Facility”) the principal amount of their claims outstanding of approximately $2.58 billion plus post-petition interest at the contractual non-default rate.  However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate.  On July 20, 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders holding that they were entitled to interest at the contractual default rate.  The Bankruptcy Court has not yet entered an order in respect of the ruling. The Company intends to appeal such order when entered.  As a result of the ruling, as of June 30, 2011, the Company accrued $89.1 million of accrued default interest associated with the 2006 Credit Facility.  We will continue to evaluate the appropriateness of our accrual during the appeal.  The amount of default interest recorded as interest expense during the period for this claim was $47.1 million as the Company had already accrued $42.0 million as of December 31, 2010.

Reorganization Items

Reorganization items are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income of the Predecessor.  Reorganization items include legal fees, professional fees and similar types of expenses, resulting from activities of the reorganization process, gains on liabilities subject to compromise directly related to the Chapter 11 Cases, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases.  We recognized a net expense on reorganization items of $69.8 million for the three months ended June 30, 2010 and $27.0 million for the six months ended June 30, 2010. These amounts exclude reorganization items that are currently included within discontinued operations.

With respect to certain retained professionals, the terms of engagement and the timing of payment for services rendered were, and remain after the Effective Date, subject to approval by the Bankruptcy Court.  In addition, certain of these retained professionals had agreements that provided for success or completion fees that became payable upon the Effective Date.  As of June 30, 2011, we accrued $2.4 million and as of December 31, 2010 we accrued $7.1 million of success or completion fees in Accounts payable and accrued expenses on the Consolidated Balance Sheet.

In addition, a key employee incentive program (the “KEIP”) provided for payment to certain key employees upon successful emergence from bankruptcy.  The amount payable under the KEIP was calculated based upon a formula related to the recovery to creditors and equity holders on the Effective Date and on February 7, 2011, 90 days after the Effective Date.  Approximately $181.5 million was paid in two installments, November 12, 2010 and February 25, 2011, under the KEIP, which we recognized from the date the KEIP was approved by the Bankruptcy Court to the Effective Date.  As of December 31, 2010, we accrued a liability of approximately $115.5 million for the KEIP in Accounts payable and accrued expenses on the Consolidated Balance Sheet.  All KEIP amounts were fully paid as of June 30, 2011.

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

During February 2011, an additional three Special Consideration Properties (Bay City, Lakeview and Moreno Valley) were transferred to the applicable lenders.  In addition, in March 2011 we revised our intent with respect to two of the Special Consideration Properties (Mall St. Vincent and Southland Center) and began negotiations to repay the debt and retain the title from the respective lenders.  These transactions closed on April 25, 2011.  Accordingly, we reclassified these two properties out of assets and liabilities held for disposition on our Consolidated Balance Sheet and as continuing operations in our Consolidated Statements of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income and Comprehensive Income for all periods presented as we no longer met the criteria for held for sale treatment.

With regard to the remaining Special Consideration Properties, we have agreed to continue to cooperate with the respective lenders to jointly market such properties for sale.  These properties are expected to be disposed of, either by third-party sales or deed transfers to the lenders, in the remainder of 2011 or early 2012.   As of June 30, 2011, the remaining five Special Consideration Properties continue to be classified as held for disposition on the Consolidated Balance Sheets.  On July 7, 2011, we sold Chico Mall through a lender directed sale and on July 13, 2011, we transferred Country Hills Plaza to the applicable lender.

Impairment

Operating properties

Accounting for the impairment of long-lived assets requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its Fair Value (as defined below).  We review our consolidated assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment indicators for our operating properties are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages.

Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress are assessed by project and include, but are not limited to, significant changes in the Company’s plans with respect to the project, significant changes in projected completion dates, tenant demand, revenues or cash flows, development costs, market factors and sustainability of development projects.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows.  The cash flow estimates used both for determining recoverability and estimating Fair Value (as described immediately below) are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets.  Fair Value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“Fair Value”).  Although the estimated Fair Value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows.  To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated Fair Value is expensed to operations.  In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset group.  The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

The Predecessor recorded impairment charges related to operating properties and properties under development of $11.1 million for the six months ended June 30, 2010.  No provisions for impairment were necessary for the three and six months ended June 30, 2011 or the three months ended June 30, 2010.

Investment in Unconsolidated Real Estate Affiliates

According to the guidance related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that an other-than-temporary decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.  Based on our evaluations, no provisions for impairment were recorded for the three and six months ended June 30, 2011 and 2010 related to our investments in Unconsolidated Real Estate Affiliates.

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

Warrant Liability

Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued warrants (the “Warrants”), which included eight million warrants to purchase common stock of HHC at an exercise price of $50.00 per share and 120 million warrants to purchase common stock of GGP. The Brookfield Investor and Blackstone received 57.5 million and 2.5 million, respectively, of GGP Warrants at an exercise price of $10.75 per share; Fairholme, Pershing Square and Blackstone received 41.07 million, 16.43 million and 2.5 million, respectively, of GGP Warrants at an exercise price of $10.50 per share.  The Warrants are fully vested and the exercise prices are subject to adjustment for future dividends, stock dividends, splits or reverse splits of our common stock or certain other events.  As a result of these investment provisions, as of the record date of our 2010 common stock dividend (December 30, 2010), the number of shares issuable upon exercise of the outstanding Warrants was increased to 123,144,000 and the exercise prices were modified to $10.23 and $10.48, respectively. Additionally, the number of shares issuable upon exercise of the outstanding Warrants was increased on the record date (April 15, 2011) of our first quarter 2011 common stock dividend to  123,956,750 and the exercise prices were modified to $10.16 and $10.40, respectively.  Each Warrant has a term of seven years from the Effective Date.  The Brookfield Investor Warrants and the Blackstone Investors Warrants are immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants will be exercisable (for the initial 6.5 years) only upon 90 days prior notice.  No warrants were exercised during the three and six months ended June 30, 2011.

The Warrants are recorded as a liability on our Consolidated Balance Sheets as the holders of the Warrants could require GGP to settle such warrants in cash in the circumstance of a subsequent change of control, which is a circumstance that we consider to be remote.  The Fair Value of the Warrants was estimated using the Black Scholes option pricing model using our stock price and level 3 inputs which were based primarily on the Company’s stock price and our estimate of implied volatility derived from the market prices of publicly traded options.  Subsequent to the Effective Date, changes in the Fair Value of the Warrants have been and will continue to be recognized in earnings.  Based on the uncertainty and variability of the assumptions used to Fair Value the Warrants, significant changes in earnings could be recognized in future periods.  The estimated Fair Value of the Warrants was $1.06 billion as of June 30, 2011 and $1.04 billion as of December 31, 2010.

Noncontrolling Interests

The minority interests related to our common and preferred Operating Partnership units are presented as redeemable noncontrolling interests and will remain as temporary equity at a mezzanine level in our Consolidated Balance Sheets, presented at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or the Fair Value as of each measurement date.  The redeemable noncontrolling interests have been presented at Fair Value as of June 30, 2011 and December 31, 2010.  The excess of the Fair Value over the carrying amount from period to period is recorded within Additional paid-in capital in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net income attributable to common stockholders.

The Plan provided that holders of the Common Units could elect to redeem, reinstate or convert their units. Four holders of the Common Units elected to redeem 226,684 Common Units in the aggregate on the Effective Date. All remaining Common Units were reinstated in the Operating Partnership on the Effective Date.

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  In such regard, the common stock dividend declared for 2010 modified the conversion rate to 1.0397624.  The aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of June 30, 2011 if such holders had requested redemption of the Common Units as of June 30, 2011, and all such Common Units were redeemed or purchased pursuant to the rights associated with such Common Units for cash, would have been $114.9 million.

The following table reflects the activity of the redeemable noncontrolling interests for the six months ended June 30, 2011 and 2010:

(In thousands)
Balance at January 1, 2010	$206,833
Net income	3,159
Distributions	(4,658)
Other comprehensive loss	(5)
Adjustment for noncontrolling interests in operating partnership	13,278
Balance at June 30, 2010	$218,607

Balance at January 1, 2011	$232,364
Net income	(1,424)
Distributions	(1,378)
Cash redemption of operating partnership units	(4,202)
Other comprehensive income	310
Adjustment for noncontrolling interests in operating partnership	10,085
Balance at June 30, 2011	$235,755

The Operating Partnership also issued Convertible Preferred Units, which are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates (subject to adjustment):

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units of Outstanding as of June 30, 2011
Series B	3.000	3,839,146
Series D	1.508	803,498
Series E	1.298	652,633

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our assets and liabilities that are measured at Fair Value (both on a recurring and nonrecurring basis):

		Quoted Prices in			Successor	Predecessor	Successor	Predecessor
		Active Markets	Significant Other	Significant	Total (Loss) Gain
	Total Fair Value	for Identical Assets	Observable Inputs	Unobservable	Three Months Ended June 30,		Six Months Ended June 30,
	Measurement	(Level 1)	(Level 2)	(Level 3)	2011	2010	2011	2010
	(In thousands)
Investments in real estate:	$4,100	$—	$—	$4,100	$—	$—	$—	$(11,057)
The Pines Mall

Debt:
Fair Value of emerged entity mortgage debt (1)	$9,919,479	$—	$—	$9,919,479	$—	$2,038	$—	$247,062
Warrant Liability	1,059,325	—	—	1,059,325	94,769	—	18,321	—

(1) The Fair Value of debt relates to the properties that emerged from bankruptcy during the six months ended June 30, 2010.

The following table summarizes the change in Fair Value of our Warrant Liability which is measured on a recurring basis:

Six Months Ended
June 30, 2011
(In thousands)
Balance at January 1	$1,041,004
Total included in earnings	18,321
Ending balance at June 30	$1,059,325

Fair Value of Financial Instruments

The Fair Values of our financial instruments approximate their carrying amount in our financial statements except for debt. Management’s estimates of Fair Value are presented below for our debt as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$15,156,147	$15,061,586	$15,416,077	$15,217,325
Variable-rate debt	2,400,393	2,479,612	2,425,680	2,427,845
	$17,556,540	$17,541,198	$17,841,757	$17,645,170

The Fair Value of the Junior Subordinated Notes approximates their carrying amount as of June 30, 2011 and December 31, 2010.

Derivative Financial Instruments

As of June 30, 2011 and December 31, 2010, we had no derivative financial instruments for our Consolidated Properties.  For the three and six months ended June 30, 2010, we recognized $4.5 million and $9.0 million, respectively, of additional interest expense related to the amortization of accumulated other comprehensive (loss) income that resulted from the termination of interest rate swaps in 2009.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases.  Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties.  The following is a summary of termination income, net amortization /accretion related to above and below-market tenant leases and percentage rent in lieu of minimum rent:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Lease termination income	$2,015	$6,350	$5,838	$15,509
Net amortization/accretion of above and below-market tenant leases	(32,935)	2,009	(60,159)	3,499
Percentage rents in lieu of minimum rent	14,075	16,465	27,604	28,394

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in Accounts and notes receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	June 30,	December 31,
	2011	2010
	(In thousands)

Straight-line rent receivables, net	$64,945	$14,125

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  For example, estimates and assumptions have been made with respect to Fair Values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions and impairment of long-lived assets.  Actual results could differ from these and other estimates.

Earnings Per Share

Information related to our earnings per share (“EPS”) calculations is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
	(In thousands)
Numerators:

Loss from continuing operations	$(203,140)	$(122,771)	$(196,837)	$(118,629)
Allocation to noncontrolling interests	(915)	28	(2,280)	(4,108)
Loss from continuing operations - net of noncontrolling interests	(204,055)	(122,743)	(199,117)	(122,737)

Discontinued operations	1,011	5,216	1,745	56,865
Allocation to noncontrolling interests	(4)	—	(12)	—
Discontinued operations - net of noncontrolling interests	1,007	5,216	1,733	56,865

Net (loss) income	(202,129)	(117,555)	(195,092)	(61,764)
Allocation to noncontrolling interests	(919)	28	(2,292)	(4,108)
Net (loss) income attributable to common stockholders	$(203,048)	$(117,527)	$(197,384)	$(65,872)

Denominators:
Weighted average number of common shares outstanding - basic and diluted	946,769	317,363	952,072	316,572
Effect of dilutive securities	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	946,769	317,363	952,072	316,572

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares.  The dilutive effect of convertible securities is computed using the “if-converted” method and the dilutive effect of options, Warrants and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans) is computed using the “treasury stock” method.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All options and warrants were anti-dilutive for all periods presented because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.  In addition, potentially dilutive shares of 44,840,755 for the three months ended June 30, 2011, and 42,320,122 for the six months ended June 30, 2011, have been excluded from the denominator in the computation of diluted EPS because they are also anti-dilutive.  Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

Common Stock Dividend and Purchase of Common Stock

In December 2010, we declared a dividend of $0.38 per share, paid on January 27, 2011 in the amount of approximately $35.8 million in cash and issued approximately 22.3 million shares of common stock (with a valuation of $14.4725 calculated based on the volume weighted average trading prices of GGP’s common stock on January 19, 20 and 21, 2011).  On March 29, 2011, we declared a cash Common Stock Dividend for the first quarter 2011 of $0.10 per share, payable on April 29, 2011, to stockholders of record on April 15, 2011.  In addition, on April 26, 2011, we declared a cash Common Stock Dividend for the second quarter 2011 of $0.10 per share, payable on July 29, 2011 to stockholders of record on July 15, 2011.  We recorded $190.0 million as a decrease in retained earnings (accumulated deficit) on our Consolidated Balance Sheet as of June 30, 2011.

On March 29, 2011, we announced the implementation of our Dividend Reinvestment Plan (“DRIP”). The DRIP provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections for the dividends declare din the first quarter of 2011, 2,745,881 shares were issued during the three months ended June 30, 2011.

On May 4, 2011, we executed privately negotiated transactions with two financial institutions in which we agreed to purchase 30,585,957 shares of our common stock for $15.95 per share, which represents a 1% discount to the last reported price for our common stock on the New York Stock Exchange on the previous trading day.  On May 9, 2011, we paid a total purchase price of $487.9 million.

Transactions with Affiliates

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. The following are fees earned from the Unconsolidated Real Estate Affiliates and third party managed properties which are included in management fees and other corporate revenues on our Consolidated Statements of Income and Comprehensive Income:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Management fees from affiliates	$14,040	$14,059	$29,186	$29,838

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of June 30, 2011
Tenant leases:
In-place value	$1,324,588	$(242,781)	$1,081,807
Above-market	1,542,436	(189,590)	1,352,846
Below-market	(860,441)	115,335	(745,106)
Ground leases:
Above-market	(9,839)	247	(9,592)
Below-market	204,432	(3,488)	200,944
Real estate tax stabilization agreement	111,506	(4,055)	107,451

As of December 31, 2010
Tenant leases:
In-place value	$1,342,036	$(56,568)	$1,285,468
Above-market	1,561,925	(43,032)	1,518,893
Below-market	(959,115)	26,804	(932,311)
Ground leases:
Above-market	(9,839)	55	(9,784)
Below-market	256,758	(904)	255,854
Real estate tax stabilization agreement	111,506	(899)	110,607

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

Amortization/accretion of these intangible assets and liabilities decreased our net income from continuing operations by $140.1 million for the three months ended June 30, 2011, $275.3 million for the six months ended June 30, 2011, $10.5 million for the three months ended June 30, 2010 and $22.8 million for the six months ended June 30, 2010.  Future amortization is estimated to decrease net income (excluding the impact of noncontrolling interests and the provision for income taxes) by approximately $ 318.8 million in 2011, $498.5 million in 2012, $396.0 million in 2013, $326.8 million in 2014 and $269.8 million in 2015.

NOTE 3        DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

All of the 2011 and 2010 dispositions are included in discontinued operations in our Consolidated Statements of Income and Comprehensive Income and are summarized in the table below.  As of June 30, 2011, five Special Consideration Properties remained as held for disposition on the Consolidated Balance Sheets (Note 1).  We have seven additional properties as held for disposition as of June 30, 2011.  These properties have been approved for sale and are expected to be sold within 12 months.  In addition, in March 2011 we began negotiations to repay the debt and retain the title from the respective lenders for two of the Special Consideration Properties (Mall St. Vincent and Southland Center).  These transactions closed on April 25, 2011.  Accordingly, as of March 31, 2011 we reclassified these two properties as continuing operations for all periods presented in our Consolidated Statements of Income and Comprehensive Income.   The following is a summary of properties sold and included in discontinued operations:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Location	Description	Date	Sales Price
Consolidated Properties
Twin Falls Crossing	Twin Falls, ID	Sold	June 2011	$2,700,000
Chapel Hills Mall	Colorado Springs, CO	Sold	June 2011	71,500,000
Gateway Crossing	Bountiful, UT	Sold	May 2011	22,500,000
Arizona Center	Phoenix, AZ	Sold	March 2011	136,500,000
Canyon Point	Las Vegas, NV	Sold	March 2011	12,000,000
Vista Commons	Las Vegas, NV	Sold	January 2011	24,250,000
Riverlands	LaPlace, LA	Sold	January 2011	8,200,000
Anaheim Crossing	Anaheim, CA	Sold	February 2011	7,711,000
Yellowstone Square	Idaho Falls, ID	Sold	February 2011	4,000,000
Gateway Overlook	Columbia, MD	Sold	December 2010	88,350,000
Division Crossing	Portland, OR	Sold	December 2010	11,025,000
Halsey Crossing	Portland, OR	Sold	December 2010	7,025,000
Plaza 9400	Sandy (Salt Lake City), UT	Sold	December 2010	3,400,000
Austin Bluffs Plaza	Colorado Springs, CO	Held for Sale
Bailey Hills Village	Eugene, OR	Held for Sale
Faneuil Hall Marketplace	Boston, MA	Held for Sale
Orem Plaza	Orem, UT	Held for Sale
River Pointe Plaza	West Jordan, UT	Held for Sale
Riverside Plaza	Provo, UT	Held for Sale
University Crossing	Orem, UT	Held for Sale
Bay City Mall	Bay City, MI	Transferred to lender	February 2011
Lakeview Square	Battle Creek, MI	Transferred to lender	February 2011
Moreno Valley Mall	Moreno Valley, CA	Transferred to lender	February 2011
Eagle Ridge Mall	Lake Wales (Orlando), FL	Transferred to lender	November 2010
Oviedo Marketplace	Oviedo, FL	Transferred to lender	November 2010
HHC Properties	Various	Transferred to HHC	November 2010
Chico Mall	Chico, CA	Special Consideration
Country Hills Plaza	Ogden, UT	Special Consideration
Grand Traverse Mall	Traverse City, MI	Special Consideration
Northgate Mall	Chattanooga, TN	Special Consideration
Piedmont Mall	Danville, VA	Special Consideration

Unconsolidated Properties
Arrowhead Towne Center	Glendale, AZ	Sold	June 2011	$107,197,000
Superstition Springs Center	East Mesa (Phoenix), AZ	Sold	June 2011	60,915,000
Montclair	Montclair, CA	Transferred to lender	March 2011
HHC Properties	Various	Transferred to HHC	November 2010
Highland Mall	Austin, TX	Transferred to lender	May 2010
Silver City Galleria	Taunton (Boston), MA	Under performing

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the gains (losses) on disposition for the three and six months ended June 30, 2011 and 2010:

	Successor	Predecessor	Successor	Predecessor
	Gain (Loss) on Disposition	Gain (Loss) on Disposition	Gain (Loss) on Disposition	Gain (Loss) on Disposition
	Three Months Ended June 30,		Six Months Ended June 30,		Debt (a)
	2011	2010	2011	2010	June 30, 2011
	(in thousands)		(in thousands)
Consolidated Properties
Chico Mall	$—	$—	$—	$—	54,565
Twin Falls Crossing	(1,805)	—	(1,805)	—	—
Chapel Hills Mall	1,831	—	1,831	—	111,874
Gateway Crossing	(844)	—	(844)	—	14,558
Arizona Center	—	—	(2,917)	—	—
Canyon Point	—	—	(109)	—	—
Vista Commons	—	—	1,076	—	—
Riverlands	—	—	839	—	—
Anaheim Crossing	—	—	(116)	—	—
Yellowstone Square	—	—	(261)	—	—
Gateway Overlook	79	—	22	—	54,502
Division Crossing	84	—	832	—	4,996
Halsey Crossing	—	—	345	—	2,445
Plaza 9400	—	—	(5)	—	—
Austin Bluffs Plaza	—	—	—	—	—
Bailey Hills Village	—	—	—	—	—
Faneuil Hall Marketplace	—	—	—	—	90,876
Orem Plaza	—	—	—	—	3,508
Riverside Plaza	—	—	—	—	4,803
River Pointe Plaza	—	—	—	—	3,356
University Crossing	—	—	—	—	5,127
Bay City Mall	(7)	—	(682)	—	23,341
Eagle Ridge Mall	(4)	—	(12)	—	46,726
Lakeview Square	(2)	—	1,086	—	40,512
Moreno Valley Mall	(1)	—	180	—	85,623
Oviedo Marketplace	11	—	26	—	50,813
HHC Properties	—	—	—	—	262,939
Country Hills Plaza	—	—	—	—	13,257
Grand Traverse Mall	(32)	—	(32)	—	81,945
Northgate Mall	—	—	—	—	43,601
Piedmont Mall	—	—	—	—	33,198
Total Consolidated Properties	$(690)	$—	$(546)	$—	$1,032,565

Unconsolidated Properties at Share
Arrowhead Towne Center	—	—	—	—	24,485
Superstition Springs Center	—	—	—	—	22,498
Highland Mall	—	—	—	—	31,990
Montclair	10	—	3,280	—	132,500
HHC Properties	—	—	—	—	262,939
Silver City Galleria	—	—	—	—	64,236
Total Unconsolidated Properties at Share	$10	$—	$3,280	$—	$538,648

(a) The debt balance is as of the date of disposition for the properties that were sold or transferred and as of June 30, 2011 for the Special Consideration Properties or properties held for sale.

The following is a summary of the net income from discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Successor	Predecessor	Successor	Predecessor
	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)		(In thousands)
Retail and other revenue	$16,592	$60,382	$39,890	$121,320
Land and condominium sales	—	59,965	—	65,035
Total revenues	16,592	120,347	39,890	186,355
Retail and other operating expenses	9,596	60,418	25,757	103,092
Land and condominium sales operations	—	59,040	—	69,210
Impairment loss	—	—	51	278
Total expenses	9,596	119,458	25,808	172,580
Operating income	6,996	889	14,082	13,775
Interest expense, net	(5,235)	21,882	(11,798)	14,367
Other expenses	—	(6,586)	—	41,461
Net income before income taxes	1,761	16,185	2,284	69,603
Provision from income taxes	(32)	(10,942)	(55)	(12,662)
Noncontrolling interest	(28)	(27)	62	(76)
Loss on disposition of properties	(690)	—	(546)	—
Net income from discontinued operations	$1,011	$5,216	$1,745	$56,865

In June 2011, we closed on a transaction with a third party in which we sold our ownership share of Superstition Springs Center and Arrowhead Towne Center, both located in Phoenix, Arizona for $120 million, which consisted of a sales price of $168.0 million less $48.0 million of debt assumed by the third party.  In exchange we received six big-box anchor locations in Arizona, California, Illinois and Utah previously owned by the third

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

party and $75.0 million of cash. The transaction was treated as a non-monetary exchange that resulted in a minimal gain.

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

Generally, we anticipate that the operations of our joint venture properties will support the operational cash needs of the properties, including debt service payments.  However, during 2010, we identified three properties (Riverchase Galleria, Silver City and Montclair) owned by our Unconsolidated Real Estate Affiliates as underperforming assets.  On February 4, 2011, we received notice of the lender’s intent to exercise its deed-in-lieu option with respect to our Montclair property, which closed on March 23, 2011.  The conveyance of Montclair to the lender yielded a gain on the forgiveness of debt to the joint venture of $107.7 million.  Our share of the gain was approximately $53.9 million, which increased our investment in Montclair.  Immediately subsequent to the conveyance, we wrote-off the balance of our investment in Montclair, which resulted in a nominal net gain on the investment.  In addition, we received notice from the lender for our Riverchase Galleria property that we are in default on the loan collateralized by the property.  Our proportionate share of this loan is approximately $152.5 million.  As of June 30, 2011, Silver City had approximately $126.8 million of non-recourse secured mortgage debt, of which our share is $63.4 million, which is reported as liabilities on assets held for dispositions. All cash produced by Riverchase Galleria and Silver City is under the control of the applicable lender.  In the event we are unable to satisfactorily modify the terms of the loans associated with these properties, the collateral property may be deeded to the respective lender in full satisfaction of the related debt.  There can be no assurance that we will be able to refinance or restructure the debt for Riverchase Galleria or Silver City on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Indebtedness secured by our Unconsolidated Properties was $5.75 billion as of June 30, 2011 and $6.02 billion as of December 31, 2010.  Our proportionate share of such debt was $2.51 billion as of June 30, 2011 and $2.67 billion as of December 31, 2010, including Retained Debt (as defined below).  There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  Such Retained Debt totaled $132.0 million as of June 30, 2011 and $155.6 million as of December 31, 2010, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of June 30, 2011, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security.  As of June 30, 2011, we do not expect to be required to fund more than immaterial amounts related to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.

On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. (“Aliansce”), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce’s common shares in Brazil (the “Aliansce IPO”).  Although we did not sell any of our Aliansce shares in the Aliansce IPO, our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the stock sold in the Aliansce IPO.  We continue to apply the equity method of accounting to our ownership interest in Aliansce.  As an equity method investor, we accounted for the shares issued by Aliansce as if we had sold a proportionate share of our investment at the issuance price per share of the Aliansce IPO. Accordingly, the Predecessor recognized a gain of $15.3 million for the six months ended June 30, 2010, which is reflected in equity in income of Unconsolidated Real Estate Affiliates.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.

	June 30,	December 31,
	2011	2010
	(In thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$893,573	$893,769
Buildings and equipment	7,551,310	7,810,685
Less accumulated depreciation	(1,831,656)	(1,808,819)
Developments in progress	79,711	56,714
Net property and equipment	6,692,938	6,952,349
Investment in unconsolidated joint ventures	726,047	630,212
Net investment in real estate	7,418,985	7,582,561
Cash and cash equivalents	474,171	421,206
Accounts and notes receivable, net	143,342	148,059
Deferred expenses, net	202,626	196,809
Prepaid expenses and other assets	142,814	116,926
Assets held for disposition	90,025	94,336
Total assets	$8,471,963	$8,559,897

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$5,627,273	$5,891,224
Accounts payable, accrued expenses and other liabilities	403,870	361,721
Liabilities on assets held for disposition	142,876	143,517
Owners’ equity	2,297,944	2,163,435
Total liabilities and owners’ equity	$8,471,963	$8,559,897

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,297,944	$2,163,435
Less joint venture partners’ equity	(1,325,775)	(2,006,460)
Capital or basis differences and loans	2,076,269	2,996,723
Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$3,048,438	$3,153,698

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$173,717	$170,507	$353,908	$345,187
Tenant recoveries	72,699	72,872	147,034	149,323
Overage rents	3,352	2,236	7,258	4,752
Management and other fees	6,083	5,696	14,450	12,549
Other	5,129	13,388	8,775	21,630
Total revenues	260,980	264,699	531,425	533,441

Expenses:
Real estate taxes	22,628	23,270	45,843	47,220
Property maintenance costs	8,901	8,379	20,077	18,953
Marketing	3,075	2,170	6,414	5,221
Other property operating costs	40,102	36,440	78,710	77,785
Provision for doubtful accounts	1,425	1,413	3,849	4,295
Property management and other costs	11,207	19,294	22,545	37,768
General and administrative *	10,177	(789)	14,264	343
Provisions for impairment	—	842	—	842
Depreciation and amortization	65,511	59,806	131,254	121,787
Total expenses	163,026	150,825	322,956	314,214
Operating income	97,954	113,874	208,469	219,227

Interest income	7,912	6,353	10,333	6,911
Interest expense	(92,583)	(85,520)	(174,911)	(163,521)
(Provision for) benefit from for income taxes	(177)	(234)	(372)	346
Equity in income of unconsolidated joint ventures	3,042	11,534	18,235	28,860
Income from continuing operations	16,148	46,007	61,754	91,823
Discontinued operations	3,238	63,658	112,184	71,523
Allocation to noncontrolling interests	(574)	157	(2,976)	(41)
Net income attributable to joint venture partners	$18,812	$109,822	$170,962	$163,305

Equity In (Loss) Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$18,812	$109,822	$170,962	$163,305
Joint venture partners’ share of income	(10,050)	(46,597)	(91,144)	(69,407)
Amortization of capital or basis differences	(18,195)	(9,270)	(92,184)	(24,442)
(Loss) gain on Aliansce IPO	—	(5,883)	—	9,383
Loss on Highland Mall conveyence	—	(29,679)	—	(29,679)
Discontinued operations	—	(5,172)	—	(3,680)
Equity in (loss) income of Unconsolidated Real Estate Affiliates	$(9,433)	$13,221	$(12,366)	$45,480

* Includes losses (gains) on foreign currency

NOTE 5         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$13,439,299	$13,687,452
Corporate and other unsecured term loans	1,716,848	1,728,625

Total fixed-rate debt	15,156,147	15,416,077

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,400,393	2,425,680

Total Mortgages, notes and loans payable	$17,556,540	$17,841,757

Variable-rate debt:
Junior Subordinated Notes	$206,200	$206,200

The weighted-average interest rate excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our collateralized mortgages, notes and loans payable was 5.14% at June 30, 2011 and 5.24% at December 31, 2010.  The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 6.68% at June 30, 2011 and 6.18% at December 31, 2010.

As a result of a Bankruptcy Court ruling, the Company incurred and paid $11.7 million of default interest expense during the three months ended June 30, 2011 related to the Homart Note.  In addition, on July 20, 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders holding that they were entitled to interest at the contractual default rate.  The amount of default interest recorded as interest expense during the period for this claim was $47.1 million as the Company had already accrued $42.0 million as of December 31, 2010 (Note 1).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are not aware of any instance of non-compliance with all of our financial covenants related to our mortgages, notes and loans payable as of June 30, 2011.

During the six months ended June 30, 2011, we refinanced the mortgage notes on 13 Consolidated and Unconsolidated regional malls representing $2.22 billion of new mortgage notes at our proportionate share.  These 13 new fixed-rate mortgage notes have a weighted average term of 9.96 years and generated cash proceeds in excess of in-place financing of approximately $557 million to GGP.  We have also been able to lower the weighted average interest rate of these 13 mortgage notes from 5.83% to 5.34%, while lengthening the term by approximately seven years over the term previously in place.

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2011, $22.96 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $2.89 billion of debt, are cross-collateralized with other properties.  Although a majority of the $15.84 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $4.28 billion of such mortgages, notes and loans payable are recourse due to guarantees or other security provisions for the benefit of the note holder.  In addition, certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Corporate and Other Unsecured Loans

We have publicly-traded unsecured bonds of $1.65 billion outstanding as of June 30, 2011 and December 31, 2010.  Such bonds have maturity dates from September 2012 through November 2015 and interest rates ranging from 5.38% to 7.20%.

In connection with the consummation of the Plan, we entered into a revolving credit facility (the “Facility”) providing for revolving loans of up to $300 million, none of which was used to consummate the Plan, with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, various lenders, and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and RBC Capital Markets, LLC as Joint Lead Arrangers.  On February 25, 2011, we amended the Facility to provide for loans up to approximately $720 million and, under certain circumstances, up to $1 billion. On April 11, 2011, we further amended the Facility to provide for loans up to $750 million retaining the right, in certain circumstances, to borrow up to $1 billion.  The Facility is scheduled to mature three years from the Effective Date and the Facility is guaranteed by certain of our subsidiaries and secured by (i) first lien mortgages on certain properties, (ii) first-lien pledges of equity interests in certain of our subsidiaries and (iii) various additional collateral.

No amounts have been drawn on the Facility as of the date of this Quarterly Report.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 4.5%.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required to maintain a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio and we were in compliance with such covenants as of June 30, 2011.

Junior Subordinated Notes

In 2006, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP completed a private placement of $200.0 million of trust preferred securities (“TRUPS”).  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, the Trust is not consolidated for accounting purposes.  We recorded the debt as Junior Subordinated Notes and our common

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity interest in the Trust as Prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $24.3 million as of June 30, 2011 and $41.8 million as of December 31, 2010.  These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income.  Generally, we are currently open to audit by the Internal Revenue Service for the years ending December 31, 2007 through 2010 and are open to audit by state taxing authorities for years ending December 31, 2006 through 2010.  Two of the Predecessor’s taxable REIT subsidiaries distributed as part of HHC were subject to IRS audit for the years ended December 31, 2007 and 2008.  On February 9, 2011, the two taxable REIT subsidiaries received statutory notices of deficiency (“90-day letters”) seeking $144.1 million in additional tax.  It is the Predecessor’s position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries.  However, as the result of the IRS’ position, the Predecessor previously provided appropriate levels for the additional taxes sought by the IRS, through its uncertain tax position liability or deferred tax liabilities.  Although the Predecessor believes the tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns.  In the opinion of management, the Predecessor has made adequate tax provisions for the years subject to examination.

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

NOTE 7               STOCK-BASED COMPENSATION PLANS

The General Growth Properties, Inc. 2010 Equity Plan (the “Equity Plan”) provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards and performance-based compensation.  Stock-based compensation expense consists of costs associated with the Equity Plan and threshold-vesting stock options pursuant to the Plan on the Effective Date.  Stock-based compensation expense was $4.3 million for the three months ended June 30, 2011, $9.1 million for the six months ended June 30, 2011, $1.6 million for the three months ended June 30, 2010 and $6.1 million for the six months ended June 30, 2010.

During the six months ended June 30, 2011 (pursuant to the Equity Plan), GGP granted 2,020,363 options to certain senior executives.  During the six months ended June 30, 2011, 927,078 options, from the 2003 Incentive Plan, expired with exercise prices higher than the fair value of a share of GGP’s common stock (“out of the money”), and 404,192 options, granted in 2010 from the Equity Plan, were cancelled due to employee terminations.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8            OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30,	December 31,
	2011	2010
	(In thousands)
Above-market tenant leases net (Note 2)	$1,352,846	$1,518,893
Security and escrow deposits	246,153	259,440
Below-market ground leases net (Note 2)	200,944	255,854
Real estate tax stabilization agreement net (Note 2)	107,451	110,607
Prepaid expenses	50,651	63,842
Receivables - finance leases and bonds	25,014	50,920
Deferred tax, net of valuation allowances	794	10,505
Below-market office lessee leases net	—	15,026
Other	20,775	15,365
Total prepaid expenses and other assets	$2,004,628	$2,300,452

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30,	December 31,
	2011	2010
	(In thousands)
Below-market tenant leases net (Note 2)	$745,106	$932,311
Accounts payable and accrued expenses	255,518	302,977
Accrued interest	196,422	143,856
Accrued real estate taxes	86,192	75,137
Deferred gains/income	75,472	60,808
Accrued payroll and other employee liabilities	56,928	176,810
Tenant and other deposits	18,567	19,109
Construction payable	17,569	36,448
Conditional asset retirement obligation liability	16,926	16,637
Above-market office lessee leases net	14,420	—
Uncertain tax position liability	9,259	8,356
Other	158,453	159,521
Total accounts payable and accrued expenses	$1,650,832	$1,931,970

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

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. The following is a summary of our contractual rental expense as presented in our Consolidated Statements of Income and Comprehensive Income:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Contractual rent expense, including participation rent	$3,786	$2,750	$7,204	$5,427

Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	$2,231	$1,398	$4,197	$2,729

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10               RECENTLY ISSUED ACCOUNTNG PRONOUNCEMENTS

As of January 1, 2011, we were required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  This guidance did not have a material effect on our financial statements.

As of January 1, 2011, public companies that enter into a business combination are required to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, supplemental pro forma disclosures are expanded.  If we enter into a qualifying business combination, it will comply with the disclosure requirements of this guidance.

As of January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements will be converged with international standards. We do not expect the adoption will have a material effect on our financial statements.

As of January 1, 2012, public companies will be required to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. We do not expect the adoption will have any effect on our financial statements.

NOTE 11               SUBSEQUENT EVENT

On August 8, 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of its common stock.

On August 2, 2011, we announced that our Board of Directors approved a plan to spin-off a 30-mall portfolio, totaling 21 million square feet, to holders of GGP common stock in the form of a special dividend. The dividend is expected to be comprised of common stock in Rouse Properties, Inc. (“Rouse Properties”), a recently formed company to which GGP plans to transfer the portfolio. This distribution is expected to be made on a pro rata basis to holders of GGP common stock as of the dividend record date. Rouse Properties is expected to qualify as a REIT and be listed on the New York Stock Exchange.  This special dividend is anticipated to be declared during the fourth quarter of 2011; however, it remains subject to the Securities and Exchange Commission’s review and approval of Rouse Properties’ Form 10 registration statement, which we expect to file in the third quarter, as well as the satisfaction of a number of other conditions. As such, we cannot be certain that this distribution will proceed, or proceed in the manner or the amount as currently anticipated.  These properties are presented as part of continuing operations and will be reclassified to discontinued operations when the spin-off is completed.

On July 29, 2011, our Board of Directors approved the formation of a new joint venture which is intended to acquire Plaza Frontenac. Plaza Frontenac is located in Frontenac, Missouri, a suburb of St. Louis. The property is comprised of 482,066 square feet of in-line gross leasable area with two anchors. We will contribute our St. Louis Galleria into the new joint venture while the other joint venture partner will contribute the cash required to purchase Plaza Frontenac.  Upon completion of the transaction, the joint venture will own both Plaza Frontenac and St. Louis Galleria, of which our share of the economics of these properties will be 55% and 74%, respectively.  The transaction is subject to standard closing conditions.

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

•                  Our intention to distribute the common stock of Rouse Properties to our stockholders as described in Note 11

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

Overview

As of June 30, 2011, we are the owner, either entirely or with joint venture partners, of 166 regional malls in 43 states (excluding properties held for sale).  The Company emerged from Chapter 11 on November 9, 2010, which we refer to as the Effective Date.  Our current business plan contemplates the continued operation of our retail shopping centers, divestiture of non-core assets and businesses, certain non-performing retail assets and select development projects.

Our plan from emergence is to streamline GGP's portfolio to focus on high quality malls and to obtain the appropriate leverage for the Company as a whole through non-recourse financing for individual assets. Our tenant sales for the second quarter were $465 per square foot, which was up 8.4% over the prior year. In addition, leasing spreads for leases signed and executed this year were executed with average rents that were 9.1% higher than rents on expired leases. In addition, as noted in Liquidity and Capital Resources, we have refinanced $2.22 billion of consolidated and unconsolidated debt at share on 13 properties resulting in excess proceeds of $557 million. During 2011, our total divestitures including special consideration properties have resulted in approximately $470 million in debt reduction. Finally, as noted in Note 11 our Board of Directors has approved the formation of a new joint venture which is intended to acquire Plaza Frontenac in Frontenac, Missouri.

The structure of the Plan Sponsors’ investments triggered the application of the acquisition method of accounting, as the Plan and the consummation of the Investment Agreements and the Texas Teachers investment agreement constituted a transaction or event in which an acquirer obtains control of one or more “businesses” or a “business combination” requiring such application. New GGP, Inc. is the acquirer that obtained control as it obtained all of the common stock of the Predecessor (a business for purposes of applying the acquisition method of accounting) in exchange for issuing its stock to the Predecessor common stockholders on a one-for-one basis (excluding fractional shares).  The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, the Consolidated Statement of Income and Comprehensive Income for the three and nths ended June 30, 2011, and the Consolidated Statement of Cash Flows and the Consolidated Statement of Equity for the six months ended June 30, 2011 reflect the revaluation of the Predecessor’s assets and liabilities to Fair Value as of the Effective Date.  Certain elements of our operations were significantly changed by these adjustments, such as depreciation which is calculated on revalued property and equipment.  In addition, amortization of above and below market leases and other intangibles is also calculated on revalued assets and liabilities.  Such amortization is reflected in revenues or operating expenses as applicable.

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

Results of Operations

Three months ended June 30, 2011 and 2010

	Successor	Predecessor
	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(In thousands)
Property revenues:
Minimum rents	$430,328	$441,617	$(11,289)	(2.6)%
Tenant recoveries	194,922	202,287	(7,365)	(3.6)
Overage rents	6,464	6,602	(138)	(2.1)
Other	17,290	18,302	(1,012)	(5.5)
Total property revenues	649,004	668,808	(19,804)	(3.0)
Property operating expenses:
Real estate taxes	66,925	63,844	3,081	4.8
Property maintenance costs	26,018	23,978	2,040	8.5
Marketing	6,964	5,640	1,324	23.5
Other property operating costs	111,191	109,067	2,124	1.9
Provision for doubtful accounts	1,711	3,213	(1,502)	(46.7)
Total property operating expenses	212,809	205,742	7,067	3.4
Net Operating Income	$436,195	$463,066	$(26,871)	(5.8)%

Minimum rents decreased $11.3 million for the three months ended June 30, 2011 primarily due to a $34.9 million decrease in above and below market rent accretion reflecting the impact of the application of the acquisition method of accounting in the fourth quarter of 2010, a $4.3 million decrease in termination income and a $2.4 million decrease in percent-in-lieu rents.  These decreases were partially offset by a $15.6 million increase in straight line rent reflecting the impact of application of the acquisition method of accounting in the fourth quarter of 2010 and a $14.4 million increase in base minimum rents.  We generally prefer to enter into percent-in-lieu leases rather than agree to reductions in or abatements of fixed rent amounts because by temporarily accepting a reduced rent calculated based on a percentage of a tenant’s sales, our rental revenues will increase as the tenant’s business improves. In addition, we believe that these concessions help to prevent tenants from vacating a lease, thereby maintaining occupancy.  Revenues from percent-in-lieu leases represent less than 1% of our total revenues.  As the economy and retail sales continue to improve, we expect to enter into fewer percent-in-lieu leases and other rent relief agreements.

Tenant recoveries decreased $7.4 million for the three months ended June 30, 2011 primarily due to a reduction in recoverable ratios at certain of our properties and a reduction of certain recoverable expenses, such as marketing and promotional expenses.

Other revenue, including non-controlling interest decreased $1.0 million primarily due to the gain sale of a land parcel in 2010 and a decrease in marketing revenue.

Real estate taxes increased $3.1 million for the three months ended June 30, 2011 primarily due to a prior period real estate tax settlement.

Property maintenance costs increased $2.0 million for the three months ended June 30, 2011 primarily due to increased spending on mall general repairs and supplies including increases in contracted services, snow removal and vehicle supplies.

Marketing expense increased $1.3 million for the three months ended June 30, 2011 primarily due an increased marketing efforts related to internal, external and national advertising.

Other property operating costs increased by $2.1 million for the three months ended June 30, 2011 primarily due an increase in labor costs related to severance packages and relocation costs as part of our centralization of the property accounting department.

The provision for doubtful accounts decreased $1.5 million for the three months ended June 30, 2011 primarily due to improved collections of outstanding accounts receivable in the second quarter as well as higher tenant bankruptcies and weaker economic conditions in 2010.

Net Operating Income to Net Loss

	Successor	Predecessor
	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(In thousands)

Net Operating Income	$436,195	$463,066	$(26,871)	(5.8)%
Management fees and other corporate revenues	14,235	16,016	(1,781)	(11.1)
Property management and other costs	(44,785)	(49,239)	4,454	(9.0)
General and administrative	(2,411)	(5,210)	2,799	(53.7)
Depreciation and amortization	(248,547)	(164,018)	(84,529)	51.5
Interest Income	560	182	378	207.7
Interest expense	(253,158)	(323,652)	70,494	(21.8)
Warrant liability expense	(94,769)	—	(94,769)	100.0
Provisions for impairment	(1,027)	(3,292)	2,265	(68.8)
Equity in (loss) income of Unconsolidated Real Estate Affiliates	(9,433)	13,221	(22,654)	(171.3)
Reorganization items	—	(69,845)	69,845	(100.0)
Discontinued operations	1,011	5,216	(4,205)	(80.6)
Allocation to noncontrolling interests	(919)	28	(947)	(3,382.1)
Net loss attributable to common stockholders	$(203,048)	$(117,527)	$(85,521)	72.8%

Management fees and other corporate revenues decreased $1.8 million for the three months ended June 30, 2011 due to a $1.4 million decrease in management fees and lease fees resulting from the sale of our third-party management business in July 2010.  In addition, development and leasing fee income decreased approximately $0.3 million for the three months ended June 30, 2011 due to lower fees earned as development projects were completed.

Property management and other costs decreased $4.5 million for the three months ended June 30, 2011 primarily due to a $3.4 million decrease in severance costs and a $1.2 million decrease resulting from the sale of our third party management business in July 2010.  These decreases were partially offset by an increase in incentive compensation expense.

General and administrative expenses decreased by $2.8 million for the three months ended June 30, 2011 primarily due to the reversal of previously accrued bankruptcy costs and gains on settlements of $13.5 million, which were offset by the following:

•                  $3.5 million post-emergence costs;

•                  $2.0 million increase in stock based compensation due to increased executive stock grants;

•                  $2.1 million increase in professional fees; and

•                  $1.1 million increase in audit fees related to the spin-off of the Rouse Properties

Depreciation and amortization increased $84.5 million for the three months ended June 30, 2011 primarily due to the impact of the application of the acquisition method of accounting in the fourth quarter of 2010.

Interest expense decreased $70.5 million for the three months ended June 30, 2011 primarily due to the following:

•                  $63.2 million decrease in interest expense resulting from extinguished debt;

•                  $44.8 million decrease in debt market rate adjustments, primarily due to the refinancing of properties during the period prior to their expected maturity date;

•                  $12.2 million decrease in amortization of debt market rate adjustments; and

•                  $9.7 million decrease in interest expense on existing debt.

These increases were offset by a $57.8 million increase in default interest.  The increase in default interest was the result of the adverse ruling in two separate litigation cases during and subsequent to the period as described in Note 1.

During the three months ended June 30, 2011, we recognized an adjustment of $94.8 million related to the change in the Fair Value of the Warrant liability which was primarily due to an increase in the Company’s stock price and our estimate on implied volatility derived from the market prices of publicly traded options.

The Provision for income taxes decreased $2.3 million for the three months ended June 30, 2011.  The change was primarily due to changes in liabilities pursuant to uncertain tax positions.

The decrease in equity in (loss) income of Unconsolidated Real Estate Affiliates for the three months ended June 30, 2011 was primarily due to an increase in depreciation and amortization of the step-up in basis of our investment in and loans to / from Unconsolidated Real Estate Affiliates due to the application of acquisition accounting in the fourth quarter of 2010.

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

As described in Notes 1 and 3, the operations of our properties sold in 2010 and 2011, certain Special Consideration Properties, properties transferred and properties held for disposition are classified as discontinued operations for all periods presented.  In addition, we sold three properties during the three months ended June 30, 2011 which were also reclassified to discontinued operations during the current period.

Six months ended June 30, 2011 and 2010

	Successor	Predecessor
	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(In thousands)
Property revenues:
Minimum rents	$869,043	$891,276	$(22,233)	(2.5)%
Tenant recoveries	395,804	402,271	(6,467)	(1.6)
Overage rents	18,268	15,969	2,299	14.4
Other	34,324	36,695	(2,371)	(6.5)
Total property revenues	1,317,439	1,346,211	(28,772)	(2.1)
Property operating expenses:
Real estate taxes	132,130	128,864	3,266	2.5
Property maintenance costs	59,032	55,004	4,028	7.3
Marketing	14,172	12,406	1,766	14.2
Other property operating costs	219,358	220,661	(1,303)	(0.6)
Provision for doubtful accounts	1,788	8,746	(6,958)	(79.6)
Total property operating expenses	426,480	425,681	799	0.2
Net Operating Income	$890,959	$920,530	$(29,571)	(3.2)%

Minimum rents decreased $22.2 million for the six months ended June 30, 2011 primarily due to a $63.7 million decrease in above and below market rent accretion reflecting the impact of the application of the acquisition method of accounting in the fourth quarter of 2010 and a $9.7 million decrease in termination income.  These decreases were partially offset by a $33.9 million increase in straight line rent reflecting the impact of application of the acquisition method of accounting in the fourth quarter of 2010 and a $17.7 million increase in base minimum rents.  We generally prefer to enter into percent-in-lieu leases rather than agree to reductions in or abatements of fixed rent amounts because by temporarily accepting a reduced rent calculated based on a percentage of a tenant’s sales, our rental revenues will increase as the tenant’s business improves. In addition, we believe that these concessions help to prevent tenants from vacating a lease, thereby maintaining occupancy.  Revenues from percent-in-lieu leases represent less than 1% of our total revenues.  As the economy and retail sales continue to improve, we expect to enter into fewer percent-in-lieu leases and other rent relief agreements.

Tenant recoveries decreased $6.5 million for the six months ended June 30, 2011 primarily due to a reduction in recoveries at certain of our properties in part due to leases executed in 2010 which opened in 2011 and a reduction of certain recoverable expenses, such as marketing and promotional expenses.  In addition, we recorded an unfavorable prior year adjustment.

Overage rents increased $2.3 million for the six months ended June 30, 2011 primarily due to increased tenant sales in 2011.

Other revenue, including non-controlling interest decreased $2.4 million primarily due to the gain sale of a land parcel in 2010 and a decrease in marketing revenue.

Real estate taxes increased $3.3 million for the six months ended June 30, 2011 primarily due to a prior  period real estate tax settlement.

Property maintenance costs increased $4.0 million for the six months ended June 30, 2011 primarily due to increased spending on mall upkeep, including equipment and supplies.

Marketing expense increased $1.8 million for the three months ended June 30, 2010 primarily due an increased marketing efforts related to internal, external and national advertising.

Other property operating costs decreased by $1.3 million for the six months ended June 30, 2011 primarily due a decrease in incentive compensation costs, which was partially offset by an increase in labor costs related to severance packages and relocation costs.

The provision for doubtful accounts decreased $7.0 million for the six months ended June 30, 2011 primarily due to improved collections of outstanding accounts receivable in the six months ended June 30, 2011 in addition to the higher allowances in the same period of 2010 related to tenant bankruptcies and weaker economic conditions.

Net Operating Income to Net Loss

	Successor	Predecessor
	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(In thousands)
Net Operating Income	$890,959	$920,530	$(29,571)	(3.2)%
Management fees and other corporate revenues	29,588	33,988	(4,400)	(12.9)
Property management and other costs	(92,537)	(83,705)	(8,832)	10.6
General and administrative	(3,157)	(13,320)	10,163	(76.3)
Provisions for impairment	—	(11,057)	11,057	(100.0)
Depreciation and amortization	(496,735)	(327,775)	(168,960)	51.5
Interest Income	1,240	752	488	64.9
Interest expense	(491,292)	(651,311)	160,019	(24.6)
Warrant liability expense	(18,321)	—	(18,321)	100.0
Provision for income taxes	(4,216)	(5,223)	1,007	(19.3)
Equity in (loss) income of Unconsolidated Real Estate Affiliates	(12,366)	45,480	(57,846)	(127.2)
Reorganization items	—	(26,988)	26,988	(100.0)
Discontinued operations	1,745	56,865	(55,120)	(96.9)
Allocation to noncontrolling interests	(2,292)	(4,108)	1,816	(44.2)
Net loss attributable to common stockholders	$(197,384)	$(65,872)	(131,512)	199.6%

Management fees and other corporate revenues decreased $4.4 million for the six months ended June 30, 2011 due to a $2.9 million decrease in management fees and lease fees resulting from the sale of our third-party management business in July 2010.  In addition, lease fees and development fees from our joint ventures decreased approximately $1.6 million for the six months ended June 30, 2011 due to lower fees earned from our Christiana and Alderwood joint venture properties as development projects were completed.

Property management and other costs increased $8.8 million for the six months ended June 30, 2011 primarily due to a $5.7 million increase in incentive compensation, a $3.7 million increase in severance costs resulting from a reduction in workforce and a $2.0 million increase in the amortization of the above market lease at 110 N. Wacker Drive.  These increases were partially offset by a $2.4 million decrease resulting from the sale of our third party management business in July 2010.

General and administrative expenses decreased by $10.2 million for the six months ended June 30, 2011 primarily due to the reversal of previously accrued bankruptcy costs and gains on settlements of $29.7 million, which were offset by the following:

•                  $12.4 million post-emergence costs;

•                  $4.7 million increase in stock based compensation due to increased executive stock grants;

•                  $2.5 million increase in professional fees; and

•                  $1.1 million increase in audit fees related to the spin-off of the Rouse Properties.

Based on the results of the Predecessor’s evaluations for impairment (Note 1), we recognized impairment charges of $11.1 million for the six months ended June 30, 2010 related to The Pines Mall located in Pine Bluff, Arkansas.

Depreciation and amortization increased $169.0 million for the six months ended June 30, 2011 primarily due to the impact of the application of the acquisition method of accounting in the fourth quarter of 2010.

Interest expense decreased $160.0 million for the six months ended June 30, 2011 primarily due to the following:

•                  $126.2 million decrease in interest expense resulting from extinguished debt;

•                  $44.8 million decrease in debt market rate adjustments, primarily due to the refinancing of properties during the period prior to their expected maturity date;

•                  $27.9 million decrease in amortization of debt market rate adjustments; and

•                  $21.4 million decrease in interest expense on existing debt.

These decreases were offset by a $58.8 million increase in default interest.  The increase in default interest was the result of the adverse ruling in two separate litigation cases during and subsequent to the period as described in Note 1.

During the six months ended June 30, 2011, we recognized an adjustment of $18.3 million related to the change in the Fair Value of the Warrant liability which was primarily due to an increase the Company’s stock price and in our estimate on implied volatility derived from the market prices of publicly traded options.

The Provision for income taxes decreased $1.0 million for the six months ended June 30, 2011.  The change was primarily due to changes in liabilities pursuant to uncertain tax positions.

The decrease in equity in (loss) income of Unconsolidated Real Estate Affiliates for the six months ended June 30, 2011 was primarily due to an increase in depreciation and amortization of the step-up in basis of our investment in and loans to / from Unconsolidated Real Estate Affiliates due to the application of acquisition accounting in the fourth quarter of 2010.  In addition, the decrease is partially due to our investment in Aliansce, in which we recorded a $9.4 million gain in the six months ended June 30, 2010 as a result of the Aliansce IPO (Note 4).

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

As described in Notes 1 and 3, the operations of our properties sold in 2010 and 2011, certain Special Consideration Properties, properties transferred and properties held for disposition are classified as discontinued operations for all periods presented.   In addition, we sold nine properties during the first six months of 2011 which were also reclassified to discontinued operations during the current period.

Liquidity and Capital Resources

We continue to execute on our long-term refinancing strategy of having individual property non-recourse debt.  Year to date, we have refinanced $2.22 billion of Consolidated and Unconsolidated debt, at our proportionate share, on 13 properties resulting in excess proceeds of $557.0 million which resulted in extending the weighted average term of this debt approximately seven years and the reduction in the weighted average interest rate from 5.83% to 5.34%.   Our primary uses of cash include payment of

operating expenses, working capital, debt repayment (including principal and interest) reinvestment in properties, development and redevelopment of properties, tenant allowance, dividends and restructuring costs.  Our primary sources of cash include operating cash flow, including our share of cash flow produced by our Unconsolidated Real Estate Affiliates, and borrowings under our revolving credit facility, which was recently increased.

As of June 30, 2011, our total debt aggregated $19.98 billion consisting of our consolidated debt, net of non controlling interest, of $17.47 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of approximately $2.51 billion.

The following table illustrates the scheduled loan maturities of our mortgages, notes and loan payable for our consolidated debt and unconsolidated debt at our proportionate share at June 30, 2011. The table excludes Special Consideration Properties, debt included in liabilities on assets held for disposition, special improvement districts, and other debt on properties expected to be transferred back to the lender. Of the $9.0 billion of consolidated debt that matures in the subsequent period, $3.4 billion matures in 2016 and $2.3 billion matures in 2017.

	Consolidated	Unconsolidated
	(In thousands)
2011	$78	$725,651
2012	1,291,469	739,377
2013	1,028,063	118,143
2014	2,280,901	68,211
2015	2,075,604	214,049
Subsequent	8,997,416	526,745

We believe that we currently have sufficient liquidity in the form of $585.5 million of unrestricted cash and $750 million of available credit under the Facility, as well as anticipated cash provided by operations to satisfy all of our commitments.  We generally believe that we will be able to extend the maturity date or refinance the consolidated debt that is scheduled to mature in 2011 (excluding the Special Consideration Properties) and the debt of our Unconsolidated Real Estate Affiliates that mature in 2011, except for Riverchase Galleria and Silver City; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We repaid $245.1 million of corporate recourse debt during the quarter ended June 30, 2011.  Following the repayment of these obligations, we are free of debt at the parent-company level, with the exception of $206.2 million of Junior Subordinated Notes which are due in 2036 and $1.65 billion of bonds with maturity dates from 2012 through 2015.

In light of recent developments in the stock market, on August 8, 201l, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of its common stock.

Development

We are currently redeveloping certain properties, including Fashion Place and expect to spend approximately $58.1 million to complete this and other redevelopment projects with scheduled completion dates through the end of 2012.

Share Repurchase

On May 4, 2011, our Board of Directors approved and we executed privately negotiated transactions with two financial institutions in which we agreed to purchase 30,585,957 shares of our common stock for $15.95 per share, which represents a 1% discount to the last reported price for our common stock on the New York Stock Exchange on the previous trading day.  On May 9, 2011, we paid a total purchase price of $487.8 million for the common stock.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $185.9 million for the six months ended June 30, 2011, and $365.4 million for the six months ended June 30, 2010.  Significant components of net cash from operating activities include:

•                  The 2011 decrease in Accounts payable and accrued expenses of $(162.3) million is primarily attributable to the $(115.0) million payment of the KEIP (Note1) during the first quarter, as well as the payment of accrued bankruptcy-related claims and restructuring costs;

•                  The 2010 increase in Accounts payable and accrued expenses of $117.9 million is primarily attributable to an increase in accrued interest for unsecured debt;

•                  2010 Reorganization costs of $(64.5) million, net; and

•                  2010 net cash flows from our master planned communities and condominium project of $(18.7) million.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $258.1 million for the six months ended June 30, 2011 and $(107.4) million for the six months ended June 30, 2010.  The net cash from investing activities primarily includes 2011 proceeds from the sales of investment properties of $350.2 million.  These proceeds resulted from the sale of the following investment properties:  Arizona Center, Canyon Point, Anaheim Crossing, Vista Commons, Riverlands, Twin Falls Crossing, Chapel Hills, Gateway Crossing, Yellowstone Square, and also included net proceeds from our property and cash exchange with a third party.

Cash Flows from Financing Activities

Net cash used in financing activities was $879.7 million for the six months ended June 30, 2011 and $(364.1) million for the six months ended June 30, 2010.  Significant components of net cash from financing activities include:

•                  2011 proceeds from the refinancing and issuance of mortgages, notes and loans payable of $514.2 million;

•                  2011 principal payments on mortgages, notes and loans payable of $(809.8) million;

•                  The 2011 purchase and cancellation of common stock of $(487.8) million;

•                  2011 cash distributions paid to common stockholders of $(85.5) million; and

•                  2010 finance costs related to emerged entities of $(134.0) million.

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

In the first quarter of 2011, we declared a dividend of $0.10 per share of common stock (to satisfy REIT distribution requirements for 2011) payable in a combination of cash and common stock, provided that the cash component of the dividend could not exceed 10% in the aggregate.  As a result of shareholder elections, on April 29, 2011, we paid approximately $50.6 million in cash and issued 2.7 million shares of common stock through our dividend reinvestment plan.

In the third quarter of 2011, we declared a dividend of $0.10 per share of common stock (to satisfy REIT distribution requirements for 2011) payable in a combination of cash and common stock, provided that the cash component of the dividend could not exceed 10% in the aggregate.  The dividend will be paid to shareholders of record at the close of business on October 14, 2011, payable on October 31, 2011.

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

A $6.3 million cash distribution was paid to holders of common units during the six months ended June 30, 2011, and there were no distributions made to the holders of common units during the six months ended June 30, 2010.

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

ITEM 1A	RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to the stock repurchases made by GGP during the six months ended June 30, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
May 4, 2011	30,585,957	$15.95	30,585,957	none

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

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, has been filed with the SEC on August 9, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2011.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Steven J. Douglas
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

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, has been filed with the SEC on August 9, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.