Form 10-Q
period 2011-09-30
General Growth Properties, Inc.
filed 2011-11-09
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on November 4, 2011 was 935,343,610.

GENERAL GROWTH PROPERTIES, INC.

INDEX

		PAGE NUMBER
Part I	FINANCIAL INFORMATION
	Item 1: Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 (Successor operations) and 2010 (Predecessor operations)	4

	Consolidated Statements of Equity for the nine months ended September 30, 2011 (Successor operations) and 2010 (Predecessor operations)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 (Successor operations) and 2010 (Predecessor operations)	6

	Notes to Consolidated Financial Statements (Unaudited)	8
	Note 1: Organization	8
	Note 2: Intangible Assets and Liabilities	18
	Note 3: Discontinued Operations and Gains (Losses) on Dispositions of Interests in Operating Properties	20
	Note 4: Unconsolidated Real Estate Affiliates	21
	Note 5: Mortgages, Notes and Loans Payable	24
	Note 6: Income Taxes	26
	Note 7: Stock-Based Compensation Plans	26
	Note 8: Other Assets and Liabilities	27
	Note 9: Commitments and Contingencies	27
	Note 10: Recently Issued Accounting Pronouncements	28

	Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	Liquidity and Capital Resources	37
	Item 3: Quantitative and Qualitative Disclosures about Market Risk	40
	Item 4: Controls and Procedures	40

Part II	OTHER INFORMATION
	Item 1: Legal Proceedings	40
	Item 1A: Risk Factors	40
	Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	40
	Item 3: Defaults Upon Senior Securities	40
	Item 5: Other Information	40
	Item 6: Exhibits	40
	SIGNATURE	42
	EXHIBIT INDEX	43

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2011	2010
	(Dollars in thousands, except share amounts)
Assets:
Investment in real estate:
Land	$4,655,918	$4,722,674
Buildings and equipment	19,818,945	20,300,355
Less accumulated depreciation	(784,006)	(129,794)
Developments in progress	126,155	117,137
Net property and equipment	23,817,012	25,010,372
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,072,302	3,153,698
Net investment in real estate	26,889,314	28,164,070
Cash and cash equivalents	492,689	1,021,311
Accounts and notes receivable, net	184,595	114,099
Deferred expenses, net	167,949	175,669
Prepaid expenses and other assets	2,003,084	2,300,452
Assets held for disposition	276,518	591,778
Total assets	$30,014,149	$32,367,379

Liabilities:
Mortgages, notes and loans payable	$17,235,603	$17,841,757
Accounts payable and accrued expenses	1,633,339	1,931,970
Deferred tax liabilities	29,509	36,463
Tax indemnification liability	303,750	303,750
Junior Subordinated Notes	206,200	206,200
Warrant liability	721,544	1,041,004
Liabilities held for disposition	207,317	592,122
Total liabilities	20,337,262	21,953,266

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	92,037	111,608
Total redeemable noncontrolling interests	212,793	232,364

Commitments and Contingencies	—	—

Redeemable Preferred Stock: as of September 30, 2011 and December 31, 2010, $0.01 par value, 500,000 shares authorized, none issued and outstanding	—	—

Equity:
Common stock: as of September 30, 2011, $0.01 par value, 11,000,000,000 shares authorized and 933,892,517 shares issued and outstanding; as of December 31, 2010, $0.01 par value, 11,000,000,000 shares authorized and 941,880,014 shares issued and outstanding	9,339	9,419
Additional paid-in capital	10,394,958	10,681,586
Retained earnings (accumulated deficit)	(994,906)	(612,075)
Accumulated other comprehensive (loss) income	(42,585)	172
Total stockholders’ equity	9,366,806	10,079,102
Noncontrolling interests in consolidated real estate affiliates	97,288	102,647
Total equity	9,464,094	10,181,749
Total liabilities and equity	$30,014,149	$32,367,379

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$429,678	$442,593	$1,295,137	$1,329,183
Tenant recoveries	209,352	204,158	605,094	606,362
Overage rents	13,632	9,365	31,900	25,334
Management fees and other corporate revenues	14,188	14,075	43,775	48,063
Other	17,926	17,239	51,635	53,220
Total revenues	684,776	687,430	2,027,541	2,062,162
Expenses:
Real estate taxes	63,519	63,458	195,348	191,985
Property maintenance costs	24,909	23,830	83,336	78,302
Marketing	8,522	8,496	22,637	20,903
Other property operating costs	126,489	113,184	343,121	333,066
Provision for doubtful accounts	1,828	4,756	3,617	13,502
Property management and other costs	48,917	40,847	143,589	124,387
General and administrative	17,290	9,370	20,447	22,689
Provisions for impairment	—	4,516	—	15,573
Depreciation and amortization	250,507	163,126	745,225	489,939
Total expenses	541,981	431,583	1,557,320	1,290,346
Operating income	142,795	255,847	470,221	771,816

Interest income	687	210	1,927	962
Interest expense	(235,431)	(405,768)	(726,629)	(1,056,147)
Warrant adjustment	337,781	—	319,460	—
Income (loss) before income taxes, equity in (loss) income of Unconsolidated Real Estate Affiliates, reorganization items and noncontrolling interests	245,832	(149,711)	64,979	(283,369)
(Provision for) benefit from income taxes	(4,051)	3,778	(8,267)	(1,444)
Equity in (loss) income of Unconsolidated Real Estate Affiliates	9,833	8,567	(2,534)	54,047
Reorganization items	—	(84,349)	—	(111,337)
Income (loss) from continuing operations	251,614	(221,715)	54,178	(342,103)
Discontinued operations	4,957	(12,054)	7,300	46,572
Net income (loss)	256,571	(233,769)	61,478	(295,531)
Allocation to noncontrolling interests	(4,521)	2,584	(6,812)	(1,525)
Net income (loss) attributable to common stockholders	$252,050	$(231,185)	$54,666	$(297,056)

Basic Earnings (Loss) Per Share:
Continuing operations	$0.26	$(0.69)	$0.05	$(1.08)
Discontinued operations	0.01	(0.04)	0.01	0.15
Total basic earnings (loss) per share	$0.27	$(0.73)	$0.06	$(0.93)

Diluted Loss Per Share:
Continuing operations	$(0.09)	$(0.69)	$(0.28)	$(1.08)
Discontinued operations	0.01	(0.04)	0.01	0.15
Total diluted loss per share	$(0.08)	$(0.73)	$(0.27)	$(0.93)
Dividends declared per share	$0.10	$—	$0.30	$—

Comprehensive Income (Loss), Net:
Net income (loss)	$256,571	$(233,769)	$61,478	$(295,531)
Other comprehensive (loss) income:
Net unrealized (losses) gains on financial instruments	—	(380)	(1)	7,948
Accrued pension adjustment	—	52	—	188
Foreign currency translation	(85,935)	16,477	(43,055)	7,763
Unrealized (losses) gains on available-for-sale securities	(8)	4	(3)	5
Other comprehensive (loss) income	(85,943)	16,153	(43,059)	15,904
Comprehensive income (loss)	170,628	(217,616)	18,419	(279,627)
Comprehensive (income) loss allocated to noncontrolling interests	(3,909)	2,235	(6,510)	(1,880)
Comprehensive income (loss), net, attributable to common stockholders	$166,719	$(215,381)	$11,909	$(281,507)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained			Noncontrolling
		Additional	Earnings	Accumulated Other		Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Stock	Estate Affiliates	Equity
	(dollars in thousands)
Predecessor
Balance at January 1, 2010 (Predecessor)	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339

Net (loss) income			(297,056)			1,475	(295,581)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,879)	(1,879)
Issuance of common stock - payment of dividend (4,923,287 common shares)	49	53,346					53,395
Restricted stock grant, net of forfeitures and compensation expense (87,373 common shares)		3,069					3,069
Other comprehensive loss				15,549			15,549
Adjustment for noncontrolling interest in operating partnership		(35,507)					(35,507)

Balance at September 30, 2010 (Predecessor)	$3,187	$3,750,361	$(3,129,683)	$15,300	$(76,752)	$23,972	$586,385

Successor
Balance at January 1, 2011 (Successor)	$9,419	$10,681,586	$(612,075)	$172	$—	$102,647	10,181,749

Net income (loss)			54,666			(600)	54,066
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(4,759)	(4,759)
Issuance of common stock - payment of dividend (22,256,121 common shares)	223	(244)	21				—
Restricted stock grant, net of forfeitures and compensation expense ((282,320) common shares)	(3)	8,593					8,590
Stock options exercised (97,987 common shares)	1	488					489
Purchase and cancellation of common shares ((34,906,069) common shares)	(349)	(388,445)	(154,221)				(543,015)
Cash dividends reinvested (DRIP) in stock (4,846,784 common shares)	48	80,660					80,708
Other comprehensive income				(42,757)			(42,757)
Cash distributions declared ($0.30 per share)		(16)	(283,297)				(283,313)
Cash redemptions for common units in excess of carrying value		(648)					(648)
Adjustment for noncontrolling interest in operating partnership		12,984					12,984

Balance at September 30, 2011 (Successor)	$9,339	$10,394,958	$(994,906)	$(42,585)	$—	$97,288	$9,464,094

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$61,478	$(295,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss (income) of Unconsolidated Real Estate Affiliates	2,534	(60,441)
Provision for doubtful accounts	4,733	15,575
Distributions received from Unconsolidated Real Estate Affiliates	21,996	40,427
Depreciation	724,804	494,475
Amortization	30,348	33,481
Amortization/write-off of deferred finance costs	1,925	26,753
(Accretion) amortization/write-off of debt market rate adjustments	(57,056)	43,330
Amortization (accretion) of intangibles other than in-place leases	104,691	(352)
Straight-line rent amortization	(78,272)	(27,153)
Non-cash interest expense on Exchangeable Senior Notes	—	21,618
Non-cash interest expense resulting from termination of interest rate swaps	—	9,636
Non-cash interest expense related to Special Consideration Properties	—	(33,417)
Gain on dispositions	(1,822)	—
Provisions for impairment	—	35,893
Land/residential development and acquisitions expenditures	—	(53,540)
Cost of land and condominium sales	—	62,528
Revenue recognition of deferred Land and condominium sales	—	(36,443)
Warrant adjustment	(319,460)	—
Reorganization items - finance costs related to emerged entities/DIP Facility	—	138,548
Non-cash reorganization items	—	(127,401)
Accrued interest expense related to the Plan	—	83,739
Decrease (increase) in restricted cash	15,681	(48,739)
Net changes:
Accounts and notes receivable	(4,628)	43,155
Prepaid expenses and other assets	34,115	26,134
Deferred expenses	(14,936)	(24,238)
Accounts payable and accrued expenses	(123,001)	177,845
Other, net	(7,328)	(49)
Net cash provided by operating activities	395,802	545,833

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(180,506)	(204,599)
Proceeds from sales of investment properties	446,765	94
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	74,906	7,450
Contributions to Unconsolidated Real Estate Affiliates	(55,999)	(17,229)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	49,147	107,431
Increase in restricted cash	(87,822)	(8,849)
Other, net	—	(4,144)
Net cash provided by (used in) investing activities	246,491	(119,846)

Cash Flows from Financing Activities:
Proceeds from refinance/issuance of the DIP facility	—	400,000
Proceeds from refinance/issuance of mortgages, notes and loans payable	2,145,848	—
Principal payments on mortgages, notes and loans payable	(2,600,840)	(704,155)
Deferred finance costs	(20,032)	—
Finance costs related to emerged entities	—	(138,548)
Cash distributions paid to common stockholders	(145,122)	(5,957)
Cash distributions paid to holders of Common Units	(6,802)	—
Purchase and cancellation of common shares	(543,015)	—
Other, net	(952)	(1,709)
Net cash used in financing activities	(1,170,915)	(450,369)

Net change in cash and cash equivalents	(528,622)	(24,382)
Cash and cash equivalents at beginning of period	1,021,311	654,396
Cash and cash equivalents at end of period	$492,689	$630,014

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Successor	Predecessor
	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$719,903	$734,684
Interest capitalized	1,704	31,526
Income taxes paid	8,222	5,247
Reorganization items paid	128,070	220,617
Third party property and cash exchange	44,672	—

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(11,463)	$(83,524)
Change in deferred contingent property acquisition liabilities	—	161,622
Mortgage debt market rate adjustments related to Emerged Debtors prior to the Effective Date	—	323,318
Gain on Aliansce IPO	—	9,652
Debt payoffs via deeds in lieu	161,524	—
Decrease in assets and liabilities resulting from the contribution of a wholly owned mall into a newly formed unconsolidated joint venture
Assets	$(336,744)	$—
Liabilities	(238,126)	—

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

GGP, through its subsidiaries and affiliates, operates, manages, develops and acquires retail and other rental properties, primarily regional malls, which are predominantly located throughout the United States. GGP also holds assets in Brazil through an investment in an Unconsolidated Real Estate Affiliate (as defined below). Prior to the Effective Date, the Predecessor had also developed and sold land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts.

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”).   As of September 30, 2011, GGP holds approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% is held by limited partners that indirectly include family members of the original stockholders of the Predecessor and certain previous contributors of properties to the Operating Partnership.  The Operating Partnership also has preferred units of limited partnership interest (the “Preferred Units”) outstanding.

In this Quarterly Report, we refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under generally accepted accounting principles in the United States of America (“GAAP”) as the “Consolidated Properties.”  We also hold some properties through joint venture entities in which we own a non-controlling interest (“Unconsolidated Real Estate Affiliates”) and we refer to those properties as the “Unconsolidated Properties”.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended September 30, 2011 are not necessarily indicative of the results to be obtained for the full fiscal year.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation as a result of discontinued operations.  Income statement amounts for properties sold or to be disposed of, including the Special Consideration Properties (as defined below), have been reclassified to discontinued operations for all periods presented.  However, two previously identified Special Consideration Properties, Mall St. Vincent and Southland Center, were reclassified as held for use in the first quarter of 2011 and have been included in continuing operations for all periods presented in the accompanying consolidated financial statements.  Lastly, certain prior period income statement disclosures in the accompanying footnotes have been restated to exclude amounts which have been reclassified to discontinued operations.

Reorganization under Chapter 11 and the Plan

In April 2009, certain additional domestic subsidiaries (collectively, with the subsidiaries filing on the Petition Date and the Predecessor, the “Debtors”) of the Predecessor also filed voluntary petitions for relief in the Bankruptcy Court (collectively, the “Chapter 11 Cases”).

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

The Plan was based on the agreements (collectively, as amended and restated, the “Investment Agreements”) with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (the “Brookfield Investor”), an affiliate of Fairholme Funds, Inc. (“Fairholme”) and an affiliate of Pershing Square Capital Management, L.P. (“Pershing Square” and together with the Brookfield Investor and Fairholme, the “Plan Sponsors”), pursuant to which the Predecessor would be divided into two companies, New GGP, Inc. and HHC, and the Plan Sponsors would invest in the Company’s standalone emergence plan.  In addition, the Predecessor entered into an investment agreement with Teachers Retirement System of Texas (“Texas Teachers”).  The Plan Sponsors also entered into an agreement with affiliates of the Blackstone Group (“Blackstone”) whereby Blackstone subscribed for equity in New GGP and HHC.  Under the agreements, the Plan Sponsors and Blackstone agreed to purchase shares of GGP common stock at $10.00 per share and Texas Teachers agreed to purchase shares of GGP common stock at $10.25 per share.

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

The structure of the Plan Sponsors’ investments triggered the application of the acquisition method of accounting, as the Plan and the consummation of the Investment Agreements and the Texas Teachers investment agreement constituted a ‘‘transaction or event in which an acquirer obtains control of one or more businesses’’ or a ‘‘business combination’’ requiring such application. New GGP, Inc. was the acquirer that obtained control as it obtained all of the common stock of the Predecessor (a business for purposes of applying the acquisition method of accounting) in exchange for issuing its stock to the Predecessor common stockholders on a one-for-one basis (excluding fractional shares).  The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, the Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and the Consolidated Statement of Equity and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 reflect the revaluation of the Predecessor’s assets and liabilities to fair value as of the Effective Date.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Claims resolution process

As permitted under the bankruptcy process, the Debtors’ creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, the Bankruptcy Court disallowed many claims for various reasons, including claims that were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the Chapter 11 proceedings, the Company resolved many other claims through settlement. The Company has since settled or otherwise resolved substantially all of the claims asserted against it in the bankruptcy proceedings, and substantially all claims have been paid or transferred in the ordinary course of business as of September 30, 2011.

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, the Company caused the two former taxable REIT subsidiaries to file petitions in the Tax Court contesting this liability.  We have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheet as of September 30, 2011 and $19.7 million as of December 31, 2010.  The aggregate liability of $325.4 million represents management’s best estimate of our liability as of September 30, 2011, which will be periodically evaluated in the aggregate.  We do not expect to make any payments on the tax indemnification liability within the next 12 months.

Default Interest

Pursuant to the Plan Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as modified (the “Plan”) confirmed on October 21, 2010, the Company cured and reinstated that certain note (the “Homart Note”) in the original principal amount of $254.0 million between GGP Limited Partnership and The Comptroller of the State of New York as Trustee of the Common Retirement Fund (“CRF”) by payment in cash of accrued interest at the contractual non-default rate.   CRF, however, contended that the Company’s bankruptcy caused the Company to default under the Homart Note and, therefore, post-petition interest accrued under the Homart Note at the contractual default rate was due for the period June 1, 2009 until November 9, 2010.  On June 16, 2011, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) ruled in favor of CRF, and, on June 22, 2011, the Company elected to satisfy the Homart Note in full by paying CRF the outstanding default interest and principal amount on the Homart Note totaling $246.0 million.  As a result of the ruling, the Company incurred and paid $11.7 million of default interest expense during the second quarter of 2011. However, the Company has appealed the Bankruptcy Court’s order and has reserved its right to recover the payment of default interest.

Pursuant to the Plan, the Company agreed to pay to the holders of claims (the “2006 Lenders”) under a revolving and term loan facility (the “2006 Credit Facility”) the principal amount of their claims outstanding of approximately $2.58 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate. In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders, and in August 2011, the Company appealed the order. As a result of the ruling, the Company accrued additional default interest of $47.1 million in the quarter ended June 30, 2011 and has accrued $90.3 million as of September 30, 2011. The Company had accrued $42.0 million of default interest as of December 31, 2010 based upon its assessment of default interest amounts that would be paid under the 2006 Credit Facility. We will continue to evaluate the appropriateness of our accrual during the appeal process. In accordance with the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement, the Company is required to pay incremental interest on the default interest. The amount of default interest recorded during the period for this claim was $1.2 million for the three months ended September 30, 2011 and $48.3 million for the nine months ended September 30, 2011.

Reorganization Items

Reorganization items are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income of the Predecessor.  Reorganization items include legal fees, professional fees and similar types of expenses resulting from activities of the reorganization process, gains on liabilities subject to compromise directly related to the Chapter 11 Cases, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases.  We recognized a net expense on reorganization items of $84.3 million for the three months ended September 30, 2010 and $111.3 million for the nine months ended September 30, 2010. These amounts exclude reorganization items that are currently included within discontinued operations.  We did not recognize any reorganization items in 2011.

With respect to certain retained professionals, the terms of engagement and the timing of payment for services rendered were subject to approval by the Bankruptcy Court.  In addition, certain of these retained professionals had agreements that provided for success or completion fees that became payable upon the Effective Date.  As of December 31, 2010 we accrued $7.1 million of success or completion fees in accounts payable and accrued expenses on the Consolidated Balance Sheet.  All success fees were fully paid as of September 30, 2011.

In addition, a key employee incentive program (the “KEIP”) provided for payment to certain key employees upon successful emergence from bankruptcy.  The amount payable under the KEIP was calculated based upon a formula related to the recovery to creditors and equity holders on the Effective Date and on February 7, 2011, 90 days after the Effective Date.  Approximately $181.5 million was paid in two installments, November 12, 2010 and February 25, 2011, under the KEIP, which we recognized from the date the KEIP was approved by the Bankruptcy Court to the Effective Date.  As of December 31, 2010, we accrued a liability of approximately $115.5 million for the KEIP in accounts payable and accrued expenses on the Consolidated Balance Sheet.  We recognized expense for the KEIP of $43.0 million for the three months ended September 30, 2010 and $112.5 million for the nine months ended September 30, 2010 in reorganization items on the Consolidated Statements of Income and Comprehensive Income.  All KEIP amounts were fully paid as of September 30, 2011.

Special Consideration Properties

In 2010, we identified 13 properties (the “Special Consideration Properties”) as underperforming retail assets.  As of the Effective Date, we entered into deed-in-lieu agreements with respect to two of these properties, Eagle Ridge Mall and Oviedo Marketplace, pursuant to which we transferred the deeds to the properties to the respective lenders on November 1, 2010.  We subsequently notified the lenders to the remaining Special Consideration Properties of our intent to transfer the deed to these properties in full satisfaction of the related debt, in accordance with our rights in the loan modification agreements.  Accordingly, all the Special Consideration Properties were classified as held for disposition in our Consolidated Balance Sheet as of December 31, 2010 and as discontinued operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented.

As of September 30, 2011, we have one remaining Special Consideration Property, which is expected to be disposed of, either by third-party sale or deed transfer to the lender, in the remainder of 2011 or 2012.  The property continues to be classified as held for disposition in the Consolidated Balance Sheets.  The following special consideration properties were either sold or transferred to the lender:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Properties	Description	Date

Northgate Mall	Sold	September 2011
Piedmont Mall	Transferred to lender	September 2011
Chico Mall	Sold	July 2011
Country Hills Plaza	Transferred to lender	July 2011
Chapel Hills Mall	Sold	June 2011
Bay City Mall	Transferred to lender	February 2011
Lakeview Square	Transferred to lender	February 2011
Moreno Valley Mall	Transferred to lender	February 2011
Eagle Ridge Mall	Transferred to lender	November 2010
Oviedo Marketplace	Transferred to lender	November 2010

In addition, in March 2011 we revised our intent with respect to two of the Special Consideration Properties (Mall St. Vincent and Southland Center) and began negotiations to repay the debt and retain the title from the respective lenders.  These transactions closed on April 25, 2011.  As we no longer met the criteria for held for sale treatment, we reclassified these two properties as held for use in our Consolidated Balance Sheet as of March 31, 2011 and as continuing operations in our Consolidated Statements of Income and Comprehensive Income for all periods presented.

Impairment

Operating properties

Accounting for the impairment of long-lived assets requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value.  We review our consolidated assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment indicators for our operating properties are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages.

Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress are assessed by project.  These indicators include, but are not limited to, significant changes in the Company’s plans with respect to the project, significant changes in projected completion dates, tenant demand, revenues or cash flows, development costs, market factors and sustainability of development projects.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows.  The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets.  Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows.  To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations.  In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset group.  The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

The Predecessor recorded impairment charges related to operating properties and properties under development of $4.5 million for the three months ended September 30, 2010 and $15.6 million for the nine months ended September 30, 2010.  No provisions for impairment were necessary for the three and nine months ended September 30, 2011.

Investment in Unconsolidated Real Estate Affiliates

According to the guidance related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that an other-than-temporary decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred. The investment in each of the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for valuation declines that are other-than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also consider the ownership and distribution preferences and limitations.  Based on our evaluations, no provisions for impairment were recorded for the three and nine months ended September 30, 2011 and 2010 related to our investments in Unconsolidated Real Estate Affiliates.

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

Warrant Liability

Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued warrants (the “Warrants”), which included eight million warrants to purchase common stock of HHC at an exercise price of $50.00 per share and 120 million warrants to purchase common stock of GGP. The Brookfield Investor and Blackstone received 57.5 million and 2.5 million, respectively, of GGP Warrants at an exercise price of $10.75 per share; Fairholme, Pershing Square and Blackstone received 41.07 million, 16.43 million and 2.5 million, respectively, of GGP Warrants at an exercise price of $10.50 per share. The GGP Warrants are fully vested and the exercise prices are subject to adjustment for future dividends, stock dividends, splits or reverse splits of our common stock or certain other events. As a result of these investment provisions, as of the record date of our common stock dividends, the number of shares issuable upon exercise of the outstanding GGP Warrants was increased as follows:

	Record Date
	July 15, 2011	April 15, 2011	December 30, 2010

Shares issuable upon exercise of outstanding GGP Warrants	124,704,000	123,960,000	123,144,000

Exercise price of the Brookfield Investor and Blackstone GGP Warrants	$10.3445	$10.4000	$10.4800
Exercise price of the Fairholme, Pershing Square and Blackstone GGP Warrants	10.1039	10.1600	10.2300

Each GGP Warrant has a term of seven years from the Effective Date.  The Brookfield Investor Warrants and the Blackstone Investors Warrants are immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants will be exercisable (for the initial 6.5 years from the Effective Date) only upon 90 days prior notice. No GGP Warrants were exercised during the three and nine months ended September 30, 2011.

The GGP Warrants are recorded as a liability on our Consolidated Balance Sheets as the holders of the GGP Warrants could require GGP to settle these warrants in cash in the circumstance of a subsequent change of control, which is a circumstance that we consider to be remote.  The fair value of the GGP Warrants was estimated using the Black Scholes option pricing model using our stock price and level 3 inputs which were based primarily on the Company’s stock price and our estimate of implied volatility derived from the market prices of publicly traded options.  Subsequent to the Effective Date, changes in the fair value of the GGP Warrants have been and will continue to be recognized in earnings.  Based on the uncertainty and variability of the assumptions used to fair value the GGP Warrants, significant changes in earnings could be recognized in future periods. The change in the fair value of the warrant liability for the three and nine months ended September 30, 2011 was primarily due to a decrease in the Company’s stock price partially offset by an increase in our estimate of implied volatility derived from the market prices of publicly traded options.  We used an implied volatility of 45% as of September 30, 2011 and 38% of December 31, 2010.  The estimated fair value of the GGP Warrants was $721.5 million as of September 30, 2011 and $1.04 billion as of December 31, 2010.

Noncontrolling Interests

The minority interests related to our common and preferred Operating Partnership units are presented as redeemable noncontrolling interests and will remain as temporary equity at a mezzanine level in our Consolidated Balance Sheets, presented at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or the fair value as of each measurement date.  The redeemable noncontrolling interests have been

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presented at carrying value plus allocated income (loss) and other comprehensive income as of September 30, 2011 and at fair value as of December 31, 2010.  The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net income attributable to common stockholders.

The Plan provided that holders of the Common Units could elect to redeem, reinstate or convert their units. Four holders of the Common Units elected to redeem 226,684 Common Units in the aggregate on the Effective Date. All remaining Common Units were reinstated in the Operating Partnership on the Effective Date.

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  In such regard, the common stock dividend declared for 2010 modified the conversion rate to 1.0397624.  The aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of September 30, 2011 if such holders had requested redemption of the Common Units as of September 30, 2011, and all such Common Units were redeemed or purchased pursuant to the rights associated with such Common Units for cash, would have been $83.0 million.

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2011 and 2010:

Noncontrolling Interests
(In thousands)
Balance at January 1, 2010	$206,833
Net income	171
Distributions	(6,993)
Other comprehensive income	355
Adjustment for noncontrolling interests in operating partnership	35,507
Balance at September 30, 2010	$235,873

Balance at January 1, 2011	$232,364
Net income	386
Distributions	(2,056)
Cash redemption of operating partnership units	(4,615)
Other comprehensive loss	(302)
Adjustment for noncontrolling interests in operating partnership	(12,984)
Balance at September 30, 2011	$212,793

Also included in allocation to noncontrolling interests on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2011 and 2010 is $7.0 million of preferred dividends related to preferred redeemable noncontrolling interests.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Operating Partnership also issued Convertible Preferred Units, which are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates (subject to adjustment):

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of September 30, 2011
Series B	3.000	3,839,146
Series D	1.508	803,498
Series E	1.298	652,633
		5,295,277

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

•                  Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•                  Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes our assets and liabilities that were measured on a nonrecurring basis at fair value as of September 30, 2010:

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total Fair Value	for Identical Assets	Observable Inputs	Unobservable
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investments in real estate:
Plaza 800	$600	$—	$—	$600

Liabilities:
Fair value of emerged entity mortgage debt from continuing operations(1)	$9,331,889	$—	$—	$9,331,889

(1) The fair value of debt relates to the properties that emerged from bankruptcy during the nine months ended September 30, 2010.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes gains and losses recorded within earnings as a result of changes in fair value:

	Successor	Predecessor	Successor	Predecessor
	Total (Loss) Gain
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Investments in real estate:
The Pines Mall	—	—	—	$(11,057)
Plaza 800	—	(4,516)	—	(4,516)

Liabilities:
Fair value of emerged entity mortgage debt from continuing operations(1)	$—	$2,038	$—	$177,716
Fair value of emerged entity mortgage debt from discontinued operations (1)	—	—	—	69,346

(1) The fair value of debt relates to the properties that emerged from bankruptcy during the nine months ended September 30, 2010.

The following table summarizes the change in fair value of our Warrant Liability which is measured on a recurring basis:

Nine Months Ended
September 30, 2011
(In thousands)
Balance at January 1	$1,041,004
Total included in earnings	(319,460)
Ending balance at September 30	$721,544

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$14,847,738	$14,553,742	$15,416,077	$15,217,325
Variable-rate debt	2,387,865	2,388,723	2,425,680	2,427,845
	$17,235,603	$16,942,465	$17,841,757	$17,645,170

The fair value of the Junior Subordinated Notes approximates their carrying amount as of September 30, 2011 and December 31, 2010. We estimated the fair value of this debt based on recent financing transactions (which may not be comparable), estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed, or, in the case of the Emerged Debtors, recorded due to GAAP bankruptcy emergence guidance. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

Derivative Financial Instruments

As of September 30, 2011 and December 31, 2010, we had no derivative financial instruments for our Consolidated Properties.  For the three and nine months ended September 30, 2010, we recognized $0.6 million and $9.6 million, respectively, of additional interest expense related to the amortization of accumulated other comprehensive (loss) income that resulted from the termination of interest rate swaps in 2009.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases.  Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties.  The following is a summary of straight-line rent, termination income, net amortization /accretion related to above and below-market tenant leases and percentage rent in lieu of minimum rent:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Straight-line rent	$24,634	$7,543	$75,675	$24,872
Net amortization/accretion of above and below-market tenant leases	(37,950)	1,606	(97,241)	5,179
Lease termination income	2,563	2,056	8,401	17,566
Percentage rents-in-lieu of minimum rent	13,577	14,268	41,181	42,662

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts and notes receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	September 30,	December 31,
	2011	2010
	(In thousands)

Straight-line rent receivables, net	$86,977	$14,125

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

Earnings Per Share

Information related to our earnings per share (“EPS”) calculations is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
	(In thousands)
Numerators - Basic:
Income (loss) from continuing operations	$251,614	$(221,715)	$54,178	$(342,103)
Allocation to noncontrolling interests	(4,482)	2,584	(6,761)	(1,525)
Income (loss) from continuing operations - net of noncontrolling interests	247,132	(219,131)	47,417	(343,628)

Discontinued operations	4,957	(12,054)	7,300	46,572
Allocation to noncontrolling interests	(39)	—	(51)	—
Discontinued operations - net of noncontrolling interests	4,918	(12,054)	7,249	46,572

Net income (loss)	256,571	(233,769)	61,478	(295,531)
Allocation to noncontrolling interests	(4,521)	2,584	(6,812)	(1,525)
Net income (loss) attributable to common stockholders	$252,050	$(231,185)	$54,666	$(297,056)

Numerators - Diluted:
Income (loss) from continuing operations - net of noncontrolling interests	$247,132	$(219,131)	$47,417	$(343,628)
Exclusion of warrant adjustment	(337,781)	—	(319,460)	—
Diluted loss from continuing operations	$(90,649)	$(219,131)	$(272,043)	$(343,628)

Net income (loss) attributable to common stockholders	$252,050	$(231,185)	$54,666	$(297,056)
Exclusion of warrant adjustment	(337,781)	—	(319,460)	—
Diluted net loss attributable to common stockholders	$(85,731)	$(231,185)	$(264,794)	$(297,056)

Denominators:
Weighted average number of common shares outstanding - basic	936,260	317,393	946,743	316,849
Effect of dilutive securities	34,431	—	39,032	—
Weighted average number of common shares outstanding - diluted	970,691	317,393	985,775	316,849

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares.  The dilutive effect of the warrants are computed using the “if-converted” method and the dilutive effect of options and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans) is computed using the “treasury stock” method.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All stock options were anti-dilutive for continuing operations for all periods presented as the impact of the warrant adjustment reduced income from continuing operations to a loss position. Anti-dilutive stock options excluded from diluted earnings per share were 602,509 shares for the three months ended September 30, 2011 and 753,437 shares for the nine months ended September 30, 2011. All stock options were anti-dilutive for the prior periods presented. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in an anti-dilutive effect on EPS.

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

We recorded $283.3 million as a decrease in retained earnings (accumulated deficit) on our Consolidated Balance Sheet as of September 30, 2011.  The following table summarizes the cash common stock dividends declared in 2011:

Declaration Date	Amount per Share	Date Paid	Record Date

March 29, 2011	$0.10	April 29, 2011	April 15, 2011
April 26, 2011	0.10	July 29, 2011	July 15, 2011
July 29, 2011	0.10	October 31, 2011	October 14, 2011

On March 29, 2011, we announced the implementation of our Dividend Reinvestment Plan (“DRIP”). The DRIP provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections for the dividends declared in the first and second quarters of 2011, 4,846,784 shares were issued during the nine months ended September 30, 2011.

In May 2011, we purchased shares of our common stock on the New York Stock Exchange through a private purchase.  In addition, on August 8, 2011, the board authorized the Company to repurchase up to $250 million of our common stock on the open market.  The following table summarizes the stock buy-back activity during the period:

Trade Date	Shares Purchased	Gross Average Price	Average Price (net of fees)	Total Consideration (in thousands)
Privately negotiated transactions:
May (May 4, 2011)	30,585,957	$15.9500	$15.9500	$487,848
August (August 18 - 26, 2011)	2,046,940	13.1308	13.1455	26,878
September (September 1 - 22, 2011)	2,273,172	12.4438	12.4592	28,289

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Management fees from affiliates	$14,177	$13,879	$43,363	$44,975

NOTE 2         INTANGIBLE ASSETS AND LIABILITIES

Acquisition Method of Accounting Adjustments on the Effective Date

The acquisition method of accounting was applied to the assets and liabilities of the Successor to reflect the acquisition of the Predecessor by the Successor as part of the Plan. The acquisition method of accounting adjustments, recorded on the Effective Date, reflect the allocation of the purchase price. These adjustments reflect the amounts required to adjust the carrying values of our assets and liabilities, after giving effect to the transactions pursuant to the Plan and the distribution of HHC, to the fair values of such remaining assets and liabilities and redeemable non-controlling interests, with the offset to common equity, as provided by the acquisition method of accounting.

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of September 30, 2011
Tenant leases:
In-place value	$1,286,307	$(325,842)	$960,465
Above-market	1,502,502	(254,677)	1,247,825
Below-market	(838,182)	152,687	(685,495)
Ground leases:
Above-market	(9,839)	343	(9,496)
Below-market	204,432	(4,845)	199,587
Real estate tax stabilization agreement	111,506	(5,633)	105,873

As of December 31, 2010
Tenant leases:
In-place value	$1,342,036	$(56,568)	$1,285,468
Above-market	1,561,925	(43,032)	1,518,893
Below-market	(959,115)	26,804	(932,311)
Ground leases:
Above-market	(9,839)	55	(9,784)
Below-market	256,758	(904)	255,854
Real estate tax stabilization agreement	111,506	(899)	110,607

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.  The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets; the below-market tenant leases and ground leases are included in accounts payable and accrued expenses (Note 8) in our Consolidated Balance Sheets.

Amortization/accretion of these intangible assets and liabilities had the following effects on our net income from continuing operations:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Amortization/accretion effect on continuing operations	$(143,959)	$(9,523)	$(417,541)	$(32,202)

Future amortization is estimated to decrease net income by approximately $145.1 million in 2011, $463.9 million in 2012, $367.4 million in 2013, $306.6 million in 2014 and $257.6 million in 2015.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3         DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

All of our 2011 and 2010 dispositions are included in discontinued operations in our Consolidated Statements of Income and Comprehensive Income and are summarized in the table below.  We have five additional properties as held for disposition as of September 30, 2011.  These properties have been approved for sale and are expected to be sold within 12 months.  In addition, as of September 30, 2011, one Special Consideration property remained as held for disposition (Note 1).  In March 2011 we revised our intent with respect to two of the Special Consideration Properties (Mall St. Vincent and Southland Center) (Note 1).  As we no longer met the criteria for held for sale treatment, we reclassified these two properties as held for use in our Consolidated Balance Sheet as of March 31, 2011 and as continuing operations in our Consolidated Statements of Income and Comprehensive Income for all periods presented.

The following is a summary of properties sold, transferred or held for sale and included in discontinued operations.

Properties	Location	Description	Date

Northgate Mall	Chattanooga, TN	Sold	September 2011
Westlake Office and Garage	Seattle, WA	Sold	August 2011
Riverside Plaza	Provo, UT	Sold	August 2011
Chico Mall	Chico, CA	Sold	July 2011
Bailey Hills Village	Eugene, OR	Sold	July 2011
Twin Falls Crossing	Twin Falls, ID	Sold	June 2011
Chapel Hills Mall	Colorado Springs, CO	Sold	June 2011
Gateway Crossing	Bountiful, UT	Sold	May 2011
Arizona Center	Phoenix, AZ	Sold	March 2011
Canyon Point	Las Vegas, NV	Sold	March 2011
Vista Commons	Las Vegas, NV	Sold	January 2011
Riverlands	LaPlace, LA	Sold	January 2011
Anaheim Crossing	Anaheim, CA	Sold	February 2011
Yellowstone Square	Idaho Falls, ID	Sold	February 2011
Gateway Overlook	Columbia, MD	Sold	December 2010
Division Crossing	Portland, OR	Sold	December 2010
Halsey Crossing	Portland, OR	Sold	December 2010
Plaza 9400	Sandy (Salt Lake City), UT	Sold	December 2010
Austin Bluffs Plaza	Colorado Springs, CO	Held for Sale
Faneuil Hall Marketplace*	Boston, MA	Held for Sale
Orem Plaza	Orem, UT	Held for Sale
River Pointe Plaza	West Jordan, UT	Held for Sale
University Crossing	Orem, UT	Held for Sale
Piedmont Mall	Danville, VA	Transferred to lender	September 2011
Country Hills Plaza	Ogden, UT	Transferred to lender	July 2011
Bay City Mall	Bay City, MI	Transferred to lender	February 2011
Lakeview Square	Battle Creek, MI	Transferred to lender	February 2011
Moreno Valley Mall	Moreno Valley, CA	Transferred to lender	February 2011
Eagle Ridge Mall	Lake Wales (Orlando), FL	Transferred to lender	November 2010
Oviedo Marketplace	Oviedo, FL	Transferred to lender	November 2010
HHC Properties	Various	Transferred to HHC	November 2010
Grand Traverse Mall	Traverse City, MI	Special Consideration

* We sold Faneuil Hall Marketplace in October 2011 for $140.0 million.

During 2011, we sold or transferred to the lender 19 of our consolidated properties resulting in an aggregate sales price of $240.5 million for the three months ended September 30, 2011 and $529.9 million for the nine months ended September 31, 2011.  As a result of those transactions, we recorded a net gain of $2.4 million for the three months ended September 30, 2011 and $1.8 million for the nine months ended September 31, 2011.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the net income from discontinued operations for the three and nine months ended September 30, 2011 and 2010:

	Successor	Predecessor	Successor	Predecessor
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)		(In thousands)
Retail and other revenue	$14,442	$61,972	$58,595	$188,757
Land and condominium sales	—	20,290	—	85,325
Total Revenues	14,442	82,262	58,595	274,082
Retail and other operating expenses	8,615	44,471	37,944	147,947
Land and condominium sales operations	—	19,758	—	88,968
Impairment loss	—	—	51	278
Total Expenses	8,615	64,229	37,995	237,193
Operating Income	5,827	18,033	20,600	36,889
Interest Expense, net	(3,135)	(7,782)	(15,026)	5,172
Other expenses	—	(16,945)	—	22,127
Net income (loss) from operations	2,692	(6,694)	5,574	64,188
Provision from income taxes	(61)	(5,691)	(116)	(18,353)
Noncontrolling interest	(42)	331	20	737
Gains on disposition of properties	2,368	—	1,822	—
Net income (loss) from discontinued operations	$4,957	$(12,054)	$7,300	$46,572

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

On September 19, 2011, we contributed St. Louis Galleria, a wholly-owned regional mall consisting of over one million square feet of gross leasable area located in St. Louis, Missouri, into a newly formed joint venture, GGP-CPP Venture, LP (“GGP-CPP”) with the Canada Pension Plan Investment Board (“CPPIB”).  CPPIB contributed approximately $83 million of cash into GGP-CPP.  GGP-CPP used the cash to purchase Plaza Frontenac, a regional mall which consists of approximately 482,000 square feet of gross leasable area located in Frontenac, Missouri, a suburb of St. Louis.  In exchange for our contribution of St. Louis Galleria, we received a 55% economic interest in Plaza Frontenac and a 74% economic interest in St. Louis Galleria.  GGP is the general partner in GGP-CPP; however, because we share control over major decisions with CPPIB and CPPIB has substantive participating rights, we will account for GGP-CPP under the equity method of accounting.  No gain or loss was recorded upon the contribution of St. Louis Galleria to GGP-CPP as no cash was received in exchange for the contribution.

The following is a summary of the properties included in discontinued operations of our Unconsolidated Properties that have been sold, transferred or are held for sale.

Properties	Location	Description	Date

Arrowhead Towne Center	Glendale, AZ	Sold	June 2011
Superstition Springs Center	East Mesa (Phoenix), AZ	Sold	June 2011
Montclair	Montclair, CA	Transferred to lender	March 2011
HHC Properties	Various	Transferred to HHC	November 2010
Highland Mall	Austin, TX	Transferred to lender	May 2010
Silver City Galleria	Taunton (Boston), MA	Held for Sale

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, we closed on a transaction with a third party in which we sold our ownership share of Superstition Springs Center and Arrowhead Towne Center, both located in Phoenix, Arizona for $120.0 million, which consisted of a sales price of $168.0 million less $48.0 million of debt assumed by the third party.  In exchange we received six big-box anchor locations in Arizona, California, Illinois and Utah previously owned by the third party and $75.0 million of cash. The transaction was treated as a non-monetary exchange that resulted in a minimal gain.

Indebtedness secured by our Unconsolidated Properties was $5.89 billion as of September 30, 2011 and $6.02 billion as of December 31, 2010.  Our proportionate share of such debt was $2.77 billion as of September 30, 2011 and $2.67 billion as of December 31, 2010, including Retained Debt (as defined below).  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  Such Retained Debt totaled $131.1 million as of September 30, 2011 and $155.6 million as of December 31, 2010, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of September 30, 2011, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security.  As of September 30, 2011, we do not expect to be required to fund more than immaterial amounts related to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.

On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. (“Aliansce”), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce’s common shares in Brazil (the “Aliansce IPO”).  Although we did not sell any of our Aliansce shares in the Aliansce IPO, our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result of the stock sold in the Aliansce IPO.  We continue to apply the equity method of accounting to our ownership interest in Aliansce.  As an equity method investor, we accounted for the shares issued by Aliansce as if we had sold a proportionate share of our investment at the issuance price per share of the Aliansce IPO. Accordingly, the Predecessor recognized a gain of $9.7 million for the nine months ended September 30, 2010, which is reflected in equity in income of Unconsolidated Real Estate Affiliates.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010.

	September 30,	December 31,
	2011	2010
	(In thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates Assets:
Land	$933,574	$893,769
Buildings and equipment	7,884,541	7,810,685
Less accumulated depreciation	(1,893,794)	(1,808,819)
Developments in progress	70,824	56,714
Net property and equipment	6,995,145	6,952,349
Investment in unconsolidated joint ventures	699,522	630,212
Net investment in real estate	7,694,667	7,582,561
Cash and cash equivalents	385,644	421,206
Accounts and notes receivable, net	153,051	148,059
Deferred expenses, net	253,337	196,809
Prepaid expenses and other assets	187,034	116,926
Assets held for disposition	87,147	94,336
Total assets	$8,760,880	$8,559,897

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$5,762,006	$5,891,224
Accounts payable, accrued expenses and other liabilities	410,055	361,721
Liabilities on assets held for disposition	140,784	143,517
Owners’ equity	2,448,035	2,163,435
Total liabilities and owners’ equity	$8,760,880	$8,559,897

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,448,035	$2,163,435
Less joint venture partners’ equity	(1,363,617)	(2,006,460)
Capital or basis differences and loans	1,987,884	2,996,723
Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$3,072,302	$3,153,698

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates Revenues:
Minimum rents	$174,587	$174,552	$528,495	$519,739
Tenant recoveries	72,571	73,855	219,604	223,178
Overage rents	4,766	1,994	12,024	6,746
Management and other fees	26,381	8,649	40,831	21,197
Other	3,657	10,895	12,431	32,525
Total revenues	281,962	269,945	813,385	803,385

Expenses:
Real estate taxes	21,885	21,121	67,728	68,341
Property maintenance costs	9,219	8,722	29,296	27,675
Marketing	4,214	4,058	10,628	9,278
Other property operating costs	43,524	42,578	122,234	120,360
Provision for doubtful accounts	2,573	1,985	6,422	6,281
Property management and other costs	11,411	16,320	33,956	54,088
General and administrative *	5,007	12,259	19,271	12,602
Provisions for impairment	—	39	—	881
Depreciation and amortization	64,973	63,437	196,227	185,224
Total expenses	162,806	170,519	485,762	484,730
Operating income	119,156	99,426	327,623	318,655

Interest income	5,005	5,705	15,339	12,615
Interest expense	(90,858)	(78,920)	(265,770)	(242,436)
(Provision for) benefit from income taxes	(213)	(208)	(585)	137
Equity in income of unconsolidated joint ventures	20,820	8,375	39,055	37,236
Income from continuing operations	53,910	34,378	115,662	126,207
Discontinued operations	(784)	(4,203)	111,399	67,314
Net income	53,126	30,175	227,061	193,521
Allocation to noncontrolling interests	(459)	40	(3,435)	(1)
Net income attributable to joint venture partners	$52,667	$30,215	$223,626	$193,520

Equity In (Loss) Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$52,667	$30,215	$223,626	$193,520
Joint venture partners’ share of income	(32,352)	(10,634)	(123,495)	(79,997)
Amortization of capital or basis differences	(10,482)	(4,900)	(102,665)	(38,238)
(Loss) gain on Aliansce IPO	—	269	—	9,652
Loss on Highland Mall conveyance	—	11	—	(29,668)
Discontinued operations	—	(6,394)	—	(1,222)
Equity in (loss) income of Unconsolidated Real Estate Affiliates	$9,833	$8,567	$(2,534)	$54,047

* Includes losses (gains) on foreign currency

NOTE 5         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$13,151,710	$13,687,452
Corporate and other unsecured term loans	1,696,028	1,728,625

Total fixed-rate debt	14,847,738	15,416,077

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,387,865	2,425,680

Total Mortgages, notes and loans payable	$17,235,603	$17,841,757

Variable-rate debt:
Junior Subordinated Notes	$206,200	$206,200

The weighted-average interest rate excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our collateralized mortgages, notes and loans payable was 5.11% at September 30, 2011 and 5.24% at December 31, 2010.  The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 6.73% at September 30, 2011 and 6.18% at December 31, 2010.

As a result of a Bankruptcy Court ruling, the Company incurred and paid $11.7 million of default interest expense during the second quarter of 2011 related to the Homart Note.  In addition, on July 20, 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders holding that they were entitled to interest at the contractual default rate.  The amount of default interest recorded as interest expense during the period for this claim was

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1.2 million for the three months ended September 30, 2011 and $48.3 million for the nine months ended September 30, 2011 (Note 1).

We are not aware of any instance of non-compliance with any of our financial covenants related to our mortgages, notes and loans payable as of September 30, 2011.

During the nine months ended September 30, 2011, we refinanced the mortgage notes on 15 Consolidated and Unconsolidated regional malls representing $2.89 billion of new mortgage notes at our proportionate share.  These 15 new fixed-rate mortgage notes have a weighted average term of 10.16 years and generated excess proceeds of approximately $640 million to us.  We were also able to lower the weighted average interest rate of these 15 mortgage notes from 5.88% to 5.26%, while lengthening the term by approximately seven years over the term previously in place.

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2011, $22.67 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $2.96 billion of debt, are cross-collateralized with other properties.  Although a majority of the $15.54 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $2.33 billion of such mortgages, notes and loans payable are recourse due to guarantees or other security provisions for the benefit of the note holder.  In addition, certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Corporate and Other Unsecured Loans

We have publicly-traded unsecured bonds of $1.65 billion outstanding as of September 30, 2011 and December 31, 2010.  Such bonds have maturity dates from September 2012 through November 2015 and interest rates ranging from 5.38% to 7.20%.

In connection with the consummation of the Plan, we entered into a revolving credit facility (the “Facility”) providing for revolving loans of up to $300 million, none of which was used to consummate the Plan, with Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, various lenders, and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and RBC Capital Markets, LLC as Joint Lead Arrangers.  On February 25, 2011, we amended the Facility to provide for loans up to approximately $720 million and, under certain circumstances, up to $1 billion. On April 11, 2011, we further amended the Facility to provide for loans up to $750 million retaining the right, in certain circumstances, to borrow up to $1 billion.  The Facility is scheduled to mature on November 9, 2013 and the Facility is guaranteed by certain of our subsidiaries and secured by (i) first lien mortgages on certain properties, (ii) first-lien pledges of equity interests in certain of our subsidiaries and (iii) various additional collateral.

No amounts have been drawn on the Facility as of the date of this Quarterly Report.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 4.5%.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required to maintain a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio and we are not aware of any instance of non-compliance with such covenants as of September 30, 2011.

Junior Subordinated Notes

In 2006, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP completed a private placement of $200.0 million of trust preferred securities (“TRUPS”).  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, the Trust is not consolidated for accounting purposes.  We recorded the debt as Junior Subordinated Notes and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $24.3 million as of September 30, 2011 and $41.8 million as of December 31, 2010.  These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income.  Generally, we are currently open to audit by the Internal Revenue Service for the years ending December 31, 2007 through 2010 and are open to audit by state taxing authorities for years ending December 31, 2006 through 2010.  Two of the Predecessor’s taxable REIT subsidiaries distributed as part of HHC were subject to IRS audit for the years ended December 31, 2007 and 2008.  On February 9, 2011, the two taxable REIT subsidiaries received statutory notices of deficiency (“90-day letters”) seeking $144.1 million in additional tax.  The two taxable REIT subsidiaries filed petitions in the U.S. Tax Court on May 6, 2011 and the government filed answers on July 6, 2011.  It is the Predecessor’s position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries.  However, as the result of the IRS’ position, the Predecessor previously provided appropriate levels for the additional taxes sought by the IRS, through its uncertain tax position liability or deferred tax liabilities.  Although the Predecessor believes the tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns.  In the opinion of management, the Predecessor has made adequate tax provisions for the years subject to examination.

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

NOTE 7               STOCK-BASED COMPENSATION PLANS

The General Growth Properties, Inc. 2010 Equity Plan (the “Equity Plan”) provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards and performance-based compensation.  Stock-based compensation expense consists of costs associated with the Equity Plan and threshold-vesting stock options pursuant to the Plan on the Effective Date.  Stock-based compensation expense was $5.2 million for the three months ended September 30, 2011, $14.3 million for the nine months ended September 30, 2011, $2.6 million for the three months ended September 30, 2010 and $9.7 million for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011 (pursuant to the Equity Plan), GGP granted 8,262,716 options to certain senior executives and other essential employees.  During the nine months ended September

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30, 2011, 927,078 options, from the 2003 Incentive Plan, expired with exercise prices higher than the fair value of a share of GGP’s common stock (“out of the money”), and 1,054,479 options, granted in 2010 from the Equity Plan, were cancelled due to employee terminations.

NOTE 8            OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30,	December 31,
	2011	2010
	(In thousands)
Above-market tenant leases net (Note 2)	$1,247,825	$1,518,893
Security and escrow deposits	323,202	259,440
Below-market ground leases net (Note 2)	199,587	255,854
Real estate tax stabilization agreement net (Note 2)	105,873	110,607
Prepaid expenses	69,974	63,842
Receivables - finance leases and bonds	32,742	50,920
Deferred tax, net of valuation allowances	6,456	10,505
Below-market office lessee leases net	—	15,026
Other	17,425	15,365
Total prepaid expenses and other assets	$2,003,084	$2,300,452

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30,	December 31,
	2011	2010
	(In thousands)
Below-market tenant leases net (Note 2)	$685,495	$932,311
Accounts payable and accrued expenses	254,000	302,977
Accrued interest	211,362	143,856
Accrued real estate taxes	109,196	75,137
Deferred gains/income	86,720	60,808
Accrued payroll and other employee liabilities	65,881	176,810
Tenant and other deposits	18,658	19,109
Construction payable	17,100	36,448
Conditional asset retirement obligation liability	16,772	16,637
Above-market office lessee leases net	13,995	—
Uncertain tax position liability	6,797	8,356
Other	147,363	159,521
Total accounts payable and accrued expenses	$1,633,339	$1,931,970

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Contractual rent expense, including participation rent	$3,248	$2,717	$10,452	$8,144
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,756	1,364	5,954	4,093

See Note 6 for disclosure of additional contingencies of our obligations related to uncertain tax positions.

NOTE 10               RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of January 1, 2011, we were required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  This guidance did not have a material effect on our financial statements.

As of January 1, 2011, public companies that enter into a business combination are required to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, supplemental pro forma disclosures are expanded.  If we enter into a qualifying business combination, we will comply with the disclosure requirements of this guidance.

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

Forward-looking statements include:

•      Descriptions of plans or objectives for future operations

•      Projections of our revenues, net operating income, core net operating income, earnings per share, Funds From Operations (“FFO”), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

•      Forecasts of our future economic performance

•      Our intention to distribute the common stock of Rouse Properties, Inc. (“Rouse Properties”) to our stockholders

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

Overview - Introduction

As of September 30, 2011, we are the owner, either entirely or with joint venture partners, of 167 regional malls in 43 states (excluding properties held for sale).  Our current business plan is to focus our efforts on the continued operation of high quality retail shopping centers while we continue to divest non-core assets and businesses as well as certain non-performing retail assets and select development projects.  Our capital plan is to obtain the appropriate leverage for the Company as a whole through non-recourse financing for individual assets.

On August 2, 2011, we announced that our Board of Directors approved a plan to spin-off a 30-mall wholly-owned portfolio of “class B properties”, totaling 21 million square feet, to holders of GGP common stock in the form of a special dividend. The dividend is expected to be comprised of common stock in Rouse Properties, a recently formed company to which GGP plans to transfer the portfolio. This distribution is expected to be made on a pro rata basis to holders of GGP common stock as of the dividend record date. Rouse Properties is expected to qualify as a REIT and be listed on the New York Stock Exchange. This special dividend is anticipated to be declared during the fourth quarter of 2011; however, it remains subject to the Securities and Exchange Commission’s review and approval of Rouse Properties’ Form 10 registration statement, as well as the satisfaction of a number of other conditions, including obtaining sufficient financing. As such, we cannot be certain that this distribution will proceed, or proceed in the manner or the amount as currently anticipated. These properties are presented as part of continuing operations and will be reclassified to discontinued operations when the spin-off is completed.

The majority of the income from our properties is derived from rents received through long-term leases with retail tenants.  These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease.  The base rent is often subject to scheduled increases during the term of the lease.  Another component of income is overage rent.  Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount.  Overage rent is calculated by multiplying the tenant’s sales in excess of the minimum amount by a percentage defined in the lease, the majority of which is typically earned in the fourth quarter.  Our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance.  The revenue earned attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries.  We generally prefer to enter into percent-in-lieu leases rather than agree to reductions in or abatements of fixed rent amounts because by temporarily accepting a reduced rent calculated based on a percentage of a tenant’s sales, our rental revenues will increase as the tenant’s business improves. In addition, we believe that these concessions help to prevent tenants from vacating a lease, thereby maintaining occupancy.  Revenues from percent-in-lieu leases represent approximately 2% of our total revenues.  As retail sales continue to improve, we expect to enter into fewer percent-in-lieu leases and other rent relief agreements.

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

We believe that the most significant operating factor affecting incremental cash flow and NOI is increased rents earned from tenants at our properties.  These rental revenue increases are primarily achieved by:

•                 renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates;

•                 increasing occupancy at the properties so that more space is generating rent; and

•                 increased tenant sales in which we participate through overage rent.

The following table summarizes selected operating statistics for our consolidated regional malls:

	September 30, 2011	September 30, 2010	% Change

Rents per square foot (1)	$61.28	$59.82	2.44%

Percentage Leased (2)	91.60%	91.40%	0.22%

Tenant Sales (3)	$453	$421	7.60%

(1) Weighted average rent of mall stores less than 10,000 square feet as of September 30, 2011, which represents approximately 90% of our total square footage. Rent is presented on a cash basis and consists of minimum rent, common area costs and real estate taxes and includes any tenant concessions that may have been granted.

(2) Represents contractual obligations for space in regional malls or predominantely retail centers and excludes traditional anchors.
(3) Comparative rolling twelve month tenant sales for mall stores less than 10,000 square feet, which represents 90% of tour total square footage.

The following table is a summary of refinancings from January 1, 2011 through October 31, 2011:

2011 Refinancings	Newly Issued Mortgage Debt	Extinguished and/or Refinanced Debt
Consolidated and Unconsolidated at share (in thousands)	$3,115	$2,496
Weighted average interest rate	5.15%	5.83%

Non-GAAP Financial Measures

Real Estate Net Operating Income and Core Net Operating Income

We present NOI and Core NOI, as defined below, in this Quarterly Report as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that NOI and Core NOI are useful supplemental measures of our operating performance.  NOI is defined as income from property operations after operating expenses have been deducted, but prior to deducting depreciation, financing, administrative and income tax expenses.  Core NOI is defined as NOI excluding straight-line rent, amortization of above and below-market tenant leases and amortization of above and below market ground rent expense.  Other real estate companies may use different methodologies for calculating NOI and Core NOI, depreciation and accordingly, our NOI and Core NOI may not be comparable to other real estate companies.

Because NOI excludes general and administrative expenses, interest expense, impairment or other non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, reorganization items, strategic initiatives, provision for income taxes, discontinued operations and extraordinary items and Core NOI excludes these costs and straight-line rent and intangible asset and liability amortization resulting from acquisition accounting, we believe that NOI and Core NOI provide performance measures that, when compared year over year, reflect the revenues and expenses directly associated with owning and operating regional shopping malls and the impact on operations from trends in occupancy rates, rental rates and operating costs. These measures thereby provide an operating perspective not immediately apparent from GAAP operating or net income. We use NOI and Core NOI to evaluate our operating performance on a property-by-property basis because NOI and Core NOI allow us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

In addition, management believes that NOI and Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss).

Basis of Presentation

The Company emerged from Chapter 11 on November 9, 2010, which we refer to as the Effective Date.  The structure of the Plan Sponsors’ investments triggered the application of the acquisition method of accounting. The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, the Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2011, and the Consolidated Statement of Cash Flows and the Consolidated Statement of Equity for the nine months ended September 30, 2011 reflect the revaluation of the Predecessor’s assets and liabilities to fair value as of the Effective Date.  Certain elements of our financial statements were significantly changed by these adjustments, such as depreciation which is calculated on revalued property and equipment and amortization of above and below market leases and other intangibles is also calculated on revalued assets and liabilities. The results for the Successor and Predecessor are based on different bases of accounting.  Due to the increased depreciation in operating expenses and the net decrease of revenues due to the amortization of above and below market leases and straight-line rent, certain line items of the Predecessor’s and Successor’s statements of operations are not directly comparable.

Results of Operations

Three months ended September 30, 2011 and 2010

	Successor	Predecessor
	Three Months Ended September 30,
	2011	2010	$ Change	% Change
		(In thousands)
Property revenues:
Minimum rents	$429,678	$442,593	$(12,915)	(2.9)
Tenant recoveries	209,352	204,158	5,194	2.5
Overage rents	13,632	9,365	4,267	45.6
Other, including noncontrolling interests	14,261	14,145	116	0.8
Total property revenues	666,923	670,261	(3,338)	(0.5)%
Property operating expenses:
Real estate taxes	63,519	63,458	61	0.1
Property maintenance costs	24,909	23,830	1,079	4.5
Marketing	8,522	8,496	26	0.3
Other property operating costs	126,489	113,184	13,305	11.8
Provision for doubtful accounts	1,828	4,756	(2,928)	(61.6)
Total property operating expenses	225,267	213,724	11,543	5.4
Net operating income	$441,656	$456,537	$(14,881)	(3.3)%
Certain non-cash components of net operating income:
Straight-line rent	$(24,634)	$(7,543)	$(17,091)	226.6
Above- and below-market tenant leases, net	37,950	(1,606)	39,556	(2,463.0)
Above- and below-market ground rent expense, net	1,492	1,353	139	10.3
Real estate tax stabilization agreement	1,578	981	597	60.9
Total	16,386	(6,815)	23,201	(340.4)
Core net operating income	$458,042	$449,722	$8,320	1.9%

The following table is a breakout of the components of minimum rent.   The base minimum rents have increased due to an increase in rents per square foot and regional mall percentage leased.  The changes in straight-line rent and above- and below-market tenant leases reflect the impact of the application of the acquisition method of accounting in the fourth quarter of 2010.

	Successor	Predecessor
	Three Months Ended September 30,
	2011	2010	$ Change	% Change
		(In thousands)
Components of Minimum rents
Base minimum rents	$426,854	$417,120	$9,734	2.3%
Percent-in-lieu of minimum rents	13,577	14,268	(691)	(4.8)
Lease termination income	2,563	2,056	507	24.7
Straight-line rent	24,634	7,543	17,091	226.6
Above- and below-market tenant leases, net	(37,950)	1,606	(39,556)	(2,463.0)
Total Minimum rents	$429,678	$442,593	$(12,915)	(2.9)%

Tenant recoveries increased $5.2 million for the three months ended September 30, 2011 primarily due to a favorable settlement in the current year of a prior year real estate tax matter.

Overage rents increased $4.3 million for the three months ended September 30, 2011 primarily due to increased tenant sales in 2011.

Property maintenance costs increased $1.1 million for the three months ended September 30, 2011 primarily due to increased spending on general mall upkeep.  Maintenance spending was depressed in 2010 due to operating the Company in bankruptcy.

Other property operating costs increased by $13.3 million for the three months ended September 30, 2011 primarily due to a $7.5 million favorable adjustment in 2010 related to the final settlements of the termination of utility contracts that were subject to compromise and a $2.2 million increase in electric expenses related to higher temperatures compared to the prior year.

The provision for doubtful accounts decreased $2.9 million for the three months ended September 30, 2011 primarily due to improved collections of outstanding accounts receivable in the third quarter as well as higher tenant bankruptcies and weaker economic conditions in 2010.

Net Operating Income to Operating Income

	Successor	Predecessor
	Three Months Ended September 30,
	2011	2010	$ Change	% Change
		(In thousands)

Net Operating Income	$441,656	$456,537	$(14,881)	(3.3)%
Management fees and other corporate revenues	14,188	14,075	113	0.8
Property management and other costs	(48,917)	(40,847)	(8,070)	19.8
General and administrative	(17,290)	(9,370)	(7,920)	84.5
Provision for impairment	—	(4,516)	4,516	(100.0)
Depreciation and amortization	(250,507)	(163,126)	(87,381)	53.6
Noncontrolling Interest	3,665	3,094	571	18.5
Operating Income	$142,795	255,847	(113,052)	(44.2)%

Property management and other costs increased $8.1 million for the three months ended September 30, 2011 primarily due to a $4.0 million increase in professional services due to an increase in temporary staff and a $2.8 million increase in severance resulting from a reduction in workforce.

General and administrative expenses increased by $7.9 million for the three months ended September 30, 2011 primarily due to a $3.1 million increase in external fees related to the anticipated spin-off of Rouse Properties and a $3.7 million increase in non-cash stock based compensation.

Based on the results of the Predecessor’s evaluations for impairment (Note 1), we recognized impairment charges of $4.5 million for the three months ended September 30, 2010 related to a property.  There were no impairments for the three months ended September 30, 2011.

Depreciation and amortization increased $87.4 million for the three months ended September 30, 2011 primarily due to the impact of the application of the acquisition method of accounting in the fourth quarter of 2010.

The following are explanations for significant changes in line items reported below operating income:

Interest expense decreased $170.3 million for the three months ended September 30, 2011 primarily due to the following:

•      $82.6 million decrease in interest expense resulting from higher default interest in 2010;

•      $63.3 million decrease in interest expense resulting from extinguished debt in 2010;

•      $18.6 million decrease in amortization of debt market rate write-offs compared to 2010;

•      $2.6 million decrease in debt market rate write-offs, primarily due to the refinancing of properties during the period prior to their expected maturity date;

•      $8.9 million decrease in debt extinguishment expenses; and

•      $5.7 million increase in interest expense on existing debt.

During the three months ended September 30, 2011, we recognized an adjustment of $337.8 million related to the change in the fair value of the warrant liability which was primarily due to a decrease in the Company’s stock price partially offset by an increase in our estimate of implied volatility derived from the market prices of publicly traded options.

The (provision for) benefit from income taxes increased $7.8 million for the three months ended September 30, 2011 primarily due to federal income taxes related to our management company.

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

As described in Notes 1 and 3 to the consolidated financial statements, the operations of our properties sold in 2011 and 2010, certain Special Consideration Properties, properties transferred and properties held for disposition are classified as discontinued operations for all periods presented.  In addition, we sold five properties during the three months ended September 30, 2011 which were also reclassified to discontinued operations during the current period.

Nine months ended September 30, 2011 and 2010

	Successor	Predecessor
	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
		(In thousands)
Property revenues:
Minimum rents	$1,295,137	$1,329,183	$(34,046)	(2.6)%
Tenant recoveries	605,094	606,362	(1,268)	(0.2)
Overage rents	31,900	25,334	6,566	25.9
Other, including noncontrolling interests	41,925	44,105	(2,180)	(4.9)
Total property revenues	1,974,056	2,004,984	(30,928)	(1.5)%
Property operating expenses:
Real estate taxes	195,348	191,985	3,363	1.8
Property maintenance costs	83,336	78,302	5,034	6.4
Marketing	22,637	20,903	1,734	8.3
Other property operating costs	343,121	333,066	10,055	3.0
Provision for doubtful accounts	3,617	13,502	(9,885)	(73.2)
Total property operating expenses	648,059	637,758	10,301	1.6
Net Operating Income	$1,325,997	$1,367,226	$(41,229)	(3.0)%
Certain non-cash components of net operating income:
Straight-line rent	$(75,675)	$(24,872)	(50,803)	204.3
Above- and below-market tenant leases, net	97,241	(5,179)	102,420	(1,977.6)
Above- and below-market ground rent expense, net	4,498	4,051	447	11.0
Real estate tax stabilization agreement	4,734	2,943	1,791	60.9
Total	30,798	(23,057)	53,855	(233.6)
Core net operating income	$1,356,795	$1,344,169	$12,626	0.9%

The following table is a breakout of the components of minimum rent.   The base minimum rents have increased due to an increase in rents per square foot and regional mall percentage leased.  The changes in straight-line rent and above- and below-market tenant leases reflect the impact of the application of the acquisition method of accounting in the fourth quarter of 2010.

	Successor	Predecessor
	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
		(In thousands)
Components of Minimum rents
Base minimum rents	$1,267,121	$1,238,904	$28,217	2.3%
Percent-in-lieu of minimum rents	41,181	42,662	(1,481)	(3.5)
Lease termination income	8,401	17,566	(9,165)	(52.2)
Straight-line rent	75,675	24,872	50,803	204.3
Above- and below-market tenant leases, net	(97,241)	5,179	(102,420)	(1,977.6)
Total Minimum rents	$1,295,137	$1,329,183	$(34,046)	(2.6)%

Overage rents increased $6.6 million for the nine months ended September 30, 2011 primarily due to increased tenant sales in 2011.

Other revenue, including noncontrolling interests decreased $2.2 million primarily due to a decrease in marketing revenue and a sale of a land parcel in 2010.

Real estate taxes increased $3.4 million for the nine months ended September 30, 2011 primarily due to a favorable real estate tax settlement in 2010.

Property maintenance costs increased $5.0 million for the nine months ended September 30, 2011 primarily due to increased spending on mall upkeep, including equipment and supplies.  Maintenance spending was depressed in 2010 due to operating the Company in bankruptcy.

Marketing expense increased $1.7 million for the nine months ended September 30, 2011 primarily due an increased marketing efforts related to internal, external and national advertising.

Other property operating costs increased by $10.1 million for the nine months ended September 30, 2011 primarily due to a $7.6 million favorable adjustment in 2010 related to the final settlements of the termination of utility contracts that were subject to compromise and a $2.7 million increase in electric expenses related to higher third quarter temperatures compared to the prior year.

The provision for doubtful accounts decreased $9.9 million for the nine months ended September 30, 2011 primarily due to improved collections of outstanding accounts receivable in the nine months ended September 30, 2011 in addition to the higher allowances in the same period of 2010 related to tenant bankruptcies and weaker economic conditions.

Net Operating Income to Operating Income

	Successor	Predecessor
	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
		(In thousands)
Net Operating Income	$1,325,997	$1,367,226	$(41,229)	(3.0)%
Management fees and other corporate revenues	43,775	48,063	(4,288)	(8.9)
Property management and other costs	(143,589)	(124,387)	(19,202)	15.4
General and administrative	(20,447)	(22,689)	2,242	(9.9)
Provision for impairment	—	(15,573)	15,573	(100.0)
Depreciation and amortization	(745,225)	(489,939)	(255,286)	52.1
Noncontrolling Interest	9,710	9,115	595	6.5
Operating Income	$470,221	$771,816	(301,595)	(39.1)%

Management fees and other corporate revenues decreased $4.3 million for the nine months ended September 30, 2011 due to a $3.1 million decrease in management fees and lease fees resulting from the sale of our third-party management business in July 2010.  In addition, lease fees and development fees from our joint ventures decreased approximately $1.1 million for the nine months ended September 30, 2011 due to lower fees earned from two joint venture properties as development projects were completed.

Property management and other costs increased $19.2 million for the nine months ended September 30, 2011 primarily due to a $7.9 million increase in incentive compensation, an $8.8 million increase in severance costs resulting from a reduction in workforce and a $3.4 million increase in building rent for our home office, which we owned in the prior year.

General and administrative expenses decreased by $2.2 million for the nine months ended September 30, 2011 primarily due to the reversal of previously accrued bankruptcy costs and gains on settlements of $14.7 million, which were offset by the following:

•                  $9.9 million increase in stock based compensation due to increased executive stock grants; and

•                  $3.1 million increase in external fees related to the anticipated spin-off of the Rouse Properties.

Based on the results of the Predecessor’s evaluations for impairment (Note 1), we recognized impairment charges of $15.6 million for the nine months ended September 30, 2010 related to two properties.  There were no impairments for the nine months ended September 30, 2011.

Depreciation and amortization decreased $255.3 million for the nine months ended September 30, 2011 primarily due to the impact of the application of the acquisition method of accounting in the fourth quarter of 2010.

The following are explanations for significant changes in line items reported below operating income:

Interest expense decreased $329.5 million for the nine months ended September 30, 2011 primarily due to the following:

•                  $189.6 million decrease in interest expense resulting from extinguished debt in 2010;

•                  $46.8 million decrease in debt market rate adjustments, primarily due to the refinancing of properties during the period prior to their expected maturity date;

•                  $47.5 million decrease in amortization of debt market rate write-offs compared to 2010;

•                  $23.8 million decrease in interest expense resulting from higher default interest in 2010; and

•                  $14.4 million decrease in interest expense on existing debt due to a decrease in average debt outstanding as well as a lower weighted average interest rate.

•                  $7.4 million decrease in debt extinguishment expenses.

During the nine months ended September 30, 2011, we recognized an adjustment of $319.5 million related to the change in the fair value of the warrant liability which was primarily due to a decrease of the Company’s stock price partially offset by an increase in our estimate of implied volatility derived from the market price of publicly traded options.

The provision for income taxes increased $6.8 million for the nine months ended September 30, 2011 primarily due to federal income taxes related to our management company.

The decrease in equity in income (loss) of Unconsolidated Real Estate Affiliates for the nine months ended September 30, 2011 was primarily due to an increase in depreciation and amortization of the step-up in basis of our investment in and loans to / from Unconsolidated Real Estate Affiliates due to the application of acquisition accounting in the fourth quarter of 2010.  In addition, the decrease is partially due to our investment in Aliansce, in which we recorded a $9.7 million gain in the nine months ended September 30, 2010 as a result of the Aliansce IPO (Note 4).

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

As described in Notes 1 and 3 to the consolidated financial statements, the operations of our properties sold in 2011 and 2010, certain Special Consideration Properties, properties transferred and properties held for disposition are classified as discontinued operations for all periods presented.   In addition, we sold 14 of our consolidated properties during the first nine months of 2011 which were also reclassified to discontinued operations during the current period.

Liquidity and Capital Resources

Our primary sources of cash include operating cash flow and borrowings under our revolving credit facility.  These are our primary source to pay operating expenses, service debt, reinvest in properties, develop and redevelop properties and pay dividends.  Since emergence, we have executed a long-term refinancing strategy of extending the average debt maturity profile while reducing interest rates as we move towards a debt structure that is primarily individual property non-recourse debt.

Since September 30, 2011 we have refinanced the debt on four shopping malls representing $966.0 million of new mortgages. These four new fixed-rate mortgages have a weighted average term of 9.1 years and a weighted average interest rate of 4.63%, as compared to the 5.66% rate on the prior maturing loans. After adjusting for GGP’s ownership interest, the Company’s pro-rata share of the new four non-recourse mortgages totals $483.0 million.  All other fourth quarter 2011 maturities are in the process of being refinanced.  From January 1, 2011 through October 31, 2011, GGP has completed nearly $3.9 billion ($3.1 billion at our ownership share) of new consolidated and unconsolidated property level non-recourse financings extending the weighted average term of this debt approximately seven years and the reduction in the weighted average interest rate from 5.81% to 5.10%.  We will continue to refinance debt in order to, in part, maintain a relatively even percentage of our debt maturity in any given year.

As of September 30, 2011, our proportionate share of our total debt aggregated $19.92 billion consisting of our consolidated debt, net of noncontrolling interest, of $17.15 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of approximately $2.77 billion.

The following table illustrates the scheduled loan maturities of our mortgages, notes and loans payable for our consolidated debt and unconsolidated debt at our proportionate share at September 30, 2011. The table excludes Special Consideration Properties, debt included in liabilities on assets held for disposition, special improvement districts, and other debt on properties expected to be transferred back to the lender. Also, $206.2 million of callable subordinated notes are included in the $9.06 billion of consolidated debt due subsequent to 2015 as the notes mature in 2036. Although the Trust may exercise its right to redeem the notes prior to 2036, we do not expect the notes to be redeemed prior to maturity. Of the $9.06 billion of consolidated debt that matures in the subsequent period, $3.18 billion matures in 2016 and $2.25 billion matures in 2017.

	Consolidated	Unconsolidated
	(In thousands)
2011	$78	$683,377
2012	1,197,756	734,666
2013	1,028,062	207,819
2014	2,409,432	68,211
2015	1,713,815	153,841
Subsequent	9,055,640	665,864

We believe that we currently have sufficient liquidity in the form of $492.7 million of unrestricted cash and $750.0 million of available credit under the Facility, as well as anticipated cash provided by operations to satisfy all of our commitments.  We generally believe that we will be able to extend the maturity date or refinance the consolidated debt that is scheduled to mature in 2011 (excluding the Special Consideration Properties).  We also believe that the joint venture will be able to refinance the debt of our Unconsolidated Real Estate Affiliates that mature in 2011, except for Riverchase Galleria, Pinnacle and Silver City as these properties may be deeded back to the lender for full satisfaction of the loan in the event that we are not able to refinance or modify the loans; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We repaid $338.8 million of corporate recourse debt during the nine months ended September 30, 2011.  Following the repayment of these obligations, our only outstanding corporate debt is $206.2 million of Junior Subordinated Notes which are due in 2036 and $1.65 billion of bonds with maturity dates from 2012 through 2015.

Development

We, together with our joint venture partners, are currently redeveloping several consolidated and unconsolidated properties, primarily Fashion Place and Christiana Mall.  The total amount spent at our pro rata share was $117.4 million to date. The costs to complete these redevelopment projects with scheduled completion dates through the end of 2012 are expected to be approximately $60.1 million at our pro rata share.

Dividend

On November 7, 2011, the Board of Directors of the Company declared a quarterly common share dividend of $0.10 per share to shareholders of record at the close of business on December 30, 2011, payable on January 13, 2012.

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

On August 8, 2011, the Company’s Board of Directors authorized the Company to repurchase up to $250 million of its common stock.  During the third quarter, we have purchased 4,320,112 shares at a weighted average price of $12.77 per share for a total of $55.2 million.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $395.8 million for the nine months ended September 30, 2011 and $545.8 million for the nine months ended September 30, 2010.  Significant components of net cash from operating activities include:

•                  The 2011 fair value adjustment of the outstanding warrants, $(319.5) million;

•                  The 2011 decrease in accounts payable and accrued expenses of $(123.0) million is primarily attributable to the $(115.0) million payment of the KEIP (Note1) during the first quarter, as well as the payment of accrued bankruptcy-related claims and restructuring costs;

•                  The 2010 increase in accounts payable and accrued expenses of $177.8 million is primarily attributable to an increase in accrued interest for unsecured debt;

•                  2010 reorganization costs of $11.1 million, net; and

•                  2010 net cash flows from our master planned communities and condominium project of $(27.5) million.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $246.5 million for the nine months ended September 30, 2011 and $(119.8) million for the nine months ended September 30, 2010.  The net cash from investing activities primarily includes 2011 proceeds from the sales of investment properties of $446.8 million.  These proceeds resulted from the sale of the following investment properties:  Arizona Center, Canyon Point, Anaheim Crossing, Vista Commons, Riverlands, Twin Falls Crossing, Chapel Hills, Gateway Crossing, Yellowstone Square, Riverside Plaza, Bailey Hills Village, Westlake Office and Garage, and also included net proceeds from our property and cash exchange with a third party.  These proceeds were partially offset by 2011 acquisition costs of $180.5 million.  The acquisition costs were primarily related to two anchor acquisitions and redevelopment projects at existing properties.

Cash Flows from Financing Activities

Net cash used in financing activities was $(1.17) billion for the nine months ended September 30, 2011 and $(450.4) million for the nine months ended September 30, 2010.  Significant components of net cash from financing activities include:

•                  2011 proceeds from the refinancing and issuance of mortgages, notes and loans payable of $2.15 billion;

•                  2011 principal payments on mortgages, notes and loans payable of $(2.60) billion;

•                  The 2011 purchase and cancellation of common stock of $(543.0) million;

•                  2011 cash distributions paid to common stockholders of $(145.1) million;

•                  2010 prceeds from the issuance of the DIP facility, $400.0 million; and

•                  2010 finance costs related to emerged entities of $(138.5) million.

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

In the first quarter of 2011, we declared a dividend of $0.10 per share of common stock (to satisfy REIT distribution requirements for 2011) payable in a combination of cash and common stock, provided that the cash component of the dividend could not exceed 10% in the aggregate.  As a result of shareholder elections, on April 29, 2011, we paid approximately $50.6 million in cash and issued approximately 2.7 million shares of common stock through our dividend reinvestment plan.

In the second quarter of 2011, we declared a dividend of $0.10 per share of common stock (to satisfy REIT distribution requirements for 2011) payable in a combination of cash and common stock, provided that the cash component of the dividend could not exceed 10% in the aggregate.  As a result of shareholder elections, on July 29, 2011, we paid approximately $58.7 million in cash and issued approximately 2.1 million shares of common stock through our dividend reinvestment plan.

In the third quarter of 2011, we declared a dividend of $0.10 per share of common stock (to satisfy REIT distribution requirements for 2011) payable in a combination of cash and common stock, provided that the cash component of the dividend could not exceed 10% in the aggregate.  As a result of shareholder elections, on October 31, 2011, we paid approximately $58.6 million in cash and issued approximately 2.4 million shares of common stock through our dividend reinvestment plan.

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

A $6.8 million cash distribution was paid to holders of common units during the nine months ended September 30, 2011, and there were no distributions made to the holders of common units during the nine months ended September 30, 2010.

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

REIT Requirements

In order to remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of our ordinary taxable income to stockholders.  See Note 6 to the consolidated financial statements for more detail on our ability to maintain our REIT status.

Recently Issued Accounting Pronouncements

See Note 10 to the consolidated financial statements.

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

PART II       OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

Other than the appeals related to default interest on the Homart Note and the 2006 Credit Facility (Note 1), neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

ITEM 1A   RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to the stock repurchases made by GGP during the quarter ended September 30, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
August (August 18 - 26, 2011)	2,046,940	$13.13	none	none
September (September 1 - 22, 2011)	2,273,172	12.44	none	none

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

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                           Consolidated Financial Information of The Rouse Company L.L.C., a subsidiary of General Growth Properties, Inc.

101                              The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, has been filed with the SEC on November 9, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2011.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: November 9, 2011	By:	/s/ Steven J. Douglas
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

101 *

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, has been filed with the SEC on November [9], 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.