Form 10-K
period 2011-12-31
General Growth Properties, Inc.
filed 2012-02-29
CIK 1496048

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

          Indicate by check mark whether the registrant, the registrant's predecessor or its subsidiaries have filed all reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒    NO ☐

          On June 30, 2011, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $8.73 billion based upon the closing price of the common stock on such date.

          As of February 24, 2012, there were 937,596,569 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the annual stockholders meeting to be held on April 27, 2012 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2011

i

PART I

ITEM 1.    BUSINESS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of General Growth Properties, Inc. ("GGP" or the "Company") and related notes, as included in this Annual Report on Form 10-K (this "Annual Report"). The terms "we," "us" and "our" may also be used to refer to GGP and its subsidiaries (or, in certain contexts, the Predecessor (as defined below) and its subsidiaries). GGP, a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". GGP is the successor registrant, by merger, on November 9, 2010 (the "Effective Date") to GGP, Inc. (the "Predecessor"). The Predecessor had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code ("Chapter 11") and emerged from bankruptcy, pursuant to a plan of reorganization (the "Plan") on the Effective Date as described below.

        On January 12, 2012, we completed the spin-off (the "RPI Spin-Off") of Rouse Properties, Inc. ("RPI"), which now owns a 30-mall portfolio of "Class B properties", totaling approximately 21 million square feet. The RPI Spin-Off was accomplished through a special dividend of the common stock of RPI to holders of GGP common stock as of December 30, 2011. Subsequent to the spin-off, we retained an approximately 1% interest in RPI. Because RPI is presented as part of our continuing operations as of December 31, 2011, the consolidated financial information presented herein includes RPI for all periods presented. However, unless otherwise indicated, the description of our regional malls and related metrics herein exclude RPI for all periods presented.

Our Company and Strategy

        We are a leading real estate owner and operator of high quality regional malls with an ownership interest in 136 regional malls in 41 states as of December 31, 2011, comprising 58 million square feet of gross leasable area, or GLA, excluding anchor tenants. Based on the number of regional malls in our portfolio and GLA, we are the second largest owner of regional malls in the United States.

        Of our 136 regional malls, 78 are considered Class A regional malls and have average tenant sales exceeding $575 per square foot, representing 75% of our NOI (as defined in Item 6). These high quality malls include:

  •
  Ala Moana in Honolulu, Hawaii

  •
  Fashion Show in Las Vegas, Nevada

  •
  Natick Mall in Natick (Boston), Massachusetts

  •
  Tyson's Galleria in Tysons, Virginia

  •
  Park Meadows in Lone Tree (Denver), Colorado

  •
  Water Tower Place in Chicago, Illinois

        More broadly, we have an interest in 125 of the 600 regional malls in the country with the highest sales per square foot. These malls are located in core markets defined by population density, household growth, and a high-income demographic. Together, these regional malls had 2011 average tenant sales per square foot of $505.

        In 2011, we saw a strengthening of lease spreads across our portfolio, with comparable mall average tenant sales per square foot, which we refer to as "mall productivity", increasing 8% in 2011 over 2010. We see increasing productivity and revenues through leasing activity within our regional malls as a significant opportunity for growth. In addition, we believe that the limited supply of new mall space in the last five years and lack of new development pipeline will further increase our productivity and help us to increase our occupancy levels.

        Our long-term business strategy is to own and operate high quality regional malls in the United States. The regional malls we own and operate generally exhibit the following attributes:

  •
  located in markets or communities that have experienced, and expect to continue to experience, positive demographic trends, such as above-average levels of employment and disposable income;

  •
  high and relatively stable occupancy levels comprised of a balanced mix of anchor and in-line retailers subject to long-term leases, restaurants and other amenities; and

  •
  professionally managed by an on-site team dedicated to maintaining and improving the mall's operations and competitive advantages.

        We believe our long term strategy will provide our shareholders with a compelling risk-adjusted total return comprised of dividends and share price appreciation.

Transactions

        During 2011, we successfully completed transactions promoting our long-term strategy as summarized below (figures shown represent our share):

  •
  decreased our borrowing costs and lengthened our overall remaining term-to-maturity by refinancing $2.6 billion of mortgage notes;

  •
  approved the spin-off to our shareholders of 30 Class B regional malls in the form of a special taxable dividend of shares of RPI. The transaction was consummated on January 12, 2012 and decreased our outstanding mortgage notes by $1.1 billion;

  •
  sold, or transferred to the mortgage holder, whole or partial interests in approximately 11.5 million square feet of gross leasable area comprised of regional malls for $879.7 million including property level debt of $752.1 million;

  •
  acquired whole or partial interests in approximately 2.45 million square feet of gross leasable area comprised of regional malls, anchor pads and big box stores, for approximately $168.4 million, including the assumption of $34.7 million of property-level debt;

  •
  formed a joint venture partnership with Kimco Realty to redevelop Owings Mills Mall in Owings Mills, Maryland, a one-million square foot regional mall;

  •
  opened 28 new anchor/big boxes totaling approximately 920,000 square feet and three department stores totaling 402,000 square feet; and

  •
  formed a joint venture partnership with the Canada Pension Plan Investment Board (CPP) to purchase Plaza Frontenac in Frontenac (St. Louis), Missouri. We contributed St. Louis Galleria to the joint venture and CPP contributed $83.0 million in cash.

        We will continue to execute transactions to achieve our long-term strategy of enhancing the quality of our portfolio and maximizing total returns for our shareholders. Our key objectives include the following:

  •
  increase the permanent occupancy of the regional mall portfolio, including converting temporary leases to permanent leases, which have longer contractual terms and significantly higher minimum rents and tenant recovery rates;

  •
  lease vacant space;

  •
  opportunistically acquire whole or partial interests in high-quality regional malls and anchor pads that improve the overall quality of our portfolio;

  •
  commence several redevelopment projects within our portfolio;

  •
  form joint ventures with institutional investors to acquire partial interests in regional malls, either currently owned by us or through a new acquisition;

  •
  dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, retail strip centers and regional malls; and

  •
  continue to refinance our maturing debt, and certain debt prepayable without penalty, with the goal of lowering our overall borrowing costs and managing future maturities.

        On February 23, 2012, we signed a definitive agreement for the acquisition of 11 Sears anchor pads within our portfolio for $270 million. This portfolio represents a significant opportunity to recapture valuable real estate within our portfolio and enhances several expansion and redevelopment opportunities, including re-tenanting the anchor space and adding new in-line GLA. The acquisition is expected to close in the second quarter of 2012 subject to customary closing conditions.

NARRATIVE DESCRIPTION OF OUR BUSINESS

Our Business

        GGP, through its subsidiaries and affiliates, operates, manages, develops and acquires retail and other rental properties, primarily regional malls, which are predominantly located throughout the United States. GGP also holds assets in Brazil through an investment in an Unconsolidated Real Estate Affiliate (as defined below). Substantially all of our business is conducted through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). As of December 31, 2011, GGP holds approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% is held by limited partners that indirectly include family members of the original stockholders of the Predecessor and certain previous contributors of properties to the Operating Partnership. The Operating Partnership also has preferred units of limited partnership interest (the "Preferred Units") outstanding.

        In this Annual Report, we refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under accounting principles generally accepted in the United States of America ("GAAP") as the "Consolidated Properties." We also hold some properties through joint venture entities in which we own a non-controlling interest ("Unconsolidated Real Estate Affiliates") and we refer to those properties as the "Unconsolidated Properties".

Retail and Other

        We operate in a single reportable segment, which we term Retail and Other, which consists of regional malls, retail centers, office and industrial buildings and mixed-use and other properties. Our portfolio of regional malls and other rental properties represents a collection of retail offerings that are targeted to a range of market sizes and consumer tastes. Our Consolidated Financial Statements, beginning on page F-1 of this Annual Report, includes financial information for our business.

        A detailed listing of the principal properties in our retail portfolio is included in Item 2 of this Annual Report.

        For the year ended December 31, 2011, our largest tenant (based on common parent ownership) accounted for approximately 3% of consolidated rents. Of the approximately 58 million square feet of GLA, which excludes anchor tenants (see Item 2 for anchor tenants GLA), four tenants (The GAP,

Limited Brands, Abercrombie & Fitch Stores, and Foot Locker) occupied, in the aggregate, approximately 10% of our GLA in 2011.

        In addition to regional malls, as of December 31, 2011, we own 13 community shopping centers totaling 1.6 million square feet, primarily in the Western region of the United States, as well as 26 stand-alone office buildings totaling 2.2 million square feet, concentrated in Columbia, Maryland and Las Vegas, Nevada.

        We also currently hold non-controlling ownership interests in a public Brazilian real estate operating company, Aliansce Shopping Centers (ticker ALSC3), and a large regional mall (Shopping Leblon) in Rio de Janeiro.

Competition

        The nature and extent of the competition we face varies from property to property. Our direct competitors include other publicly-traded retail mall development and operating companies, retail real estate companies, commercial property developers and other owners of retail real estate that engage in similar businesses.

        Within our portfolio of retail properties, we compete for retail tenants. We believe the principal factors that retailers consider in making their leasing decision include:

  •
  location of properties, including consumer demographics;

  •
  total number and geographic distribution of properties;

  •
  strength and diversity of retailers and anchor tenants at the shopping centers;

  •
  management and operational expertise;

  •
  aesthetic environment of the shopping center; and

  •
  rental rates.

        As discussed above, we own and interest in 125 of the 600 regional malls in the country with the highest sales per square foot. These malls are located in core markets defined by population density, household growth, and a high-income demographic. Approximately one of every three U.S. households with an income of greater than $100,000 a year is located within 10 miles of one of these malls. We frequently are able to offer "first-to-market" stores (the first location of a store in a particular region or city) in these core markets that enhance the reputation of our regional malls as premier shopping destinations. For example, in 2011, the first Crate and Barrel and H&M stores in Utah opened in our Fashion Place Mall.

        Based on these criteria, we believe that the size and scope of our property portfolio, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants in our local markets. Retailers are looking to expand in the highest traffic centers, and we believe regional malls with the optimal mix of retailers, dining and entertainment options typically have high traffic. Further, over the last several years we have not seen any new major mall development and do not expect to see any new mall development in the near term based on the current pipeline.

        With respect to our office and other properties, we experience competition in the development and management of our properties similar to that of our retail properties. Prospective tenants generally consider quality and appearance, amenities, location relative to other commercial activity and price in determining the attractiveness of our properties. Based on the quality and location of our properties, we believe that our properties are viewed favorably among prospective tenants.

Environmental Matters

        Under various Federal, state and local laws and regulations, an owner of real estate may be liable for the costs of remediation of certain hazardous or toxic substances on such real estate. These laws may impose liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The costs of remediation may be substantial and may adversely affect the owner's ability to sell or borrow against such real estate as collateral. In connection with the ownership and operation of our properties, we, or the relevant joint venture through which the property is owned, may be potentially liable for such costs.

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

        See Risk Factors regarding additional discussion of environmental matters.

Other Policies

        The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Investment Policies

        Our business is to own and invest in real estate assets. The Company elected to be treated as a REIT in connection with the filing of its tax return for 2011, subject to GGP's ability to meet the requirements of a REIT at the time of election. REIT limitations restrict us from making an investment that would cause our real estate assets to be less than 75% of our total assets. In addition, at least 75% of our gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. At least 95% of our income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

Financing Policies

        We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on those properties. Typically, we invest in or form separate legal entities to assist us in obtaining permanent financing at attractive terms. Long term financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party or as a securitized financing. For securitized financings, we create separate legal entities to own the properties. These legal entities are structured so that they would not necessarily be consolidated with us in the event we would ever become subject to a bankruptcy proceeding or liquidation. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of legal entities owning consolidated properties as part of our consolidated indebtedness.

        We must comply with the covenants contained in our financing agreements. We are party to a revolving credit facility and publically traded bonds that requires us to satisfy certain affirmative and negative covenants and to meet financial ratios and tests, which may include ratios and tests based on leverage, interest coverage and net worth.

        If our Board of Directors determines to seek additional capital, we may raise that capital through additional public equity offerings, public debt offerings, debt financing, creating joint ventures with existing ownership interests in properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is limited by the requirement for REITs to pay tax on or distribute 100% of their capital gains income and distribute at least 90% of their taxable income. Our desire is to avoid entity level U.S. federal income tax by distributing 100% of our capital gains and ordinary taxable income.

        In 2011, we implemented our dividend reinvestment plan in which all stockholders are entitled to participate. However, we may determine to pay dividends in a combination of cash and shares of common stock. We must also take into account taxes that would be imposed on undistributed taxable income.

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

Conflict of Interest Policies

        We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for NYSE companies. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our Related Party Transaction Policy. As a result of the Plan, Brookfield is our largest stockholder.

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

        GGP makes reports to its security holders in accordance with the NYSE rules which include financial statements certified by independent registered public accounting firms, as required by the NYSE.

        We do not have policies in place with respect to making loans to other persons (other than our conflict of interest policies described above), investing in the securities of other issuers for the purpose of exercising control and underwriting the securities of other issuers, and we do not currently, and do not intend to, engage in these activities.

Bankruptcy and Reorganization

        In April 2009, the Predecessor and certain of its domestic subsidiaries (the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the bankruptcy court of the Southern District of New York (the "Bankruptcy Court"). During the remainder of 2009 and to the Effective Date, the Debtors operated as "debtors in possession" under the jurisdiction of the Bankruptcy Court and the applicable provisions of Chapter 11. In general, as debtors in possession, we were authorized under Chapter 11 to continue to operate as an ongoing business.

        On October 21, 2010, the Bankruptcy Court entered an order confirming the Plan. Pursuant to the Plan, on the Effective Date, the Predecessor merged with a wholly-owned subsidiary of New GGP, Inc. and New GGP, Inc. was re-named General Growth Properties, Inc. Also pursuant to the Plan, prepetition creditor claims were satisfied in full and equity holders received newly issued common stock in New GGP, Inc. and in Howard Hughes Corporation ("HHC"). After that distribution, HHC became a publicly-held company, majority-owned by the Predecessor's previous stockholders. GGP has no remaining interest in HHC as of the Effective Date.

        On the Effective Date, the Plan Sponsors, Blackstone and Texas Teachers owned a majority of the outstanding common stock of GGP. The Predecessor common stockholders held approximately 317 million shares of GGP common stock at the Effective Date; whereas, the Plan Sponsors, Blackstone, Texas Teachers held approximately 644 million shares of GGP common stock on such date. Notwithstanding such majority ownership, the Plan Sponsors entered into certain agreements that limited their discretion with respect to affiliate, change of control and other stockholder transactions or votes. In addition, 120 million warrants (the "Warrants") to purchase our common stock were issued to the Plan Sponsors and Blackstone at exercise prices of $10.50 and $10.75 per share. The estimated $835.8 million fair value of the Warrants was recognized as a liability on the Effective Date. Subsequent to the Effective Date, changes in the fair value of the Warrants have been recognized in earnings and pursuant to the terms of the agreement, adjustments to the exercise price and conversion ratio of the Warrants have been made as of a result of stock dividends and the RPI Spin-Off.

Employees

        As of January 25, 2012, we had approximately 1,750 employees.

Insurance

        We have comprehensive liability, fire, flood, extended coverage and rental loss with respect to our portfolio of retail properties. Our management believes that such insurance provides adequate coverage.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

        The Predecessor qualified as a real estate investment trust pursuant to the requirements contained in Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Predecessor for 2009, and the Company for 2010 and 2011, met their distribution requirements to its common stockholders as provided for in Section 857 of the Code wherein a dividend declared in October, November or December but paid in January of the following year will be considered a prior year dividend for all purposes of the Code (Note 8). The Company elected to be taxed as a REIT commencing with the taxable year beginning July 1, 2010, its date of incorporation and the Company intends to maintain REIT status, and therefore our operations will not be subject to Federal tax on its real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2011, 2010 and 2009 has been presented in Note 8 to the Consolidated Financial Statements.

        GGP believes that it is a domestically controlled qualified investment entity as defined by the Code. However, because its shares are publicly traded, no assurance can be given that the Company is or will continue to be a domestically controlled qualified investment entity.

Securities and Exchange Commission Investigation

        By letter dated January 9, 2012, the Securities and Exchange Commission ("SEC") notified the Company that it had completed its investigation into possible violations of proscriptions on insider trading under the federal securities laws by certain former officers and directors and that the SEC does not intend to recommend any enforcement action.

Available Information

        Our Internet website address is www.ggp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Interactive Data Files, Current Reports on Form 8-K and amendments to those reports are available and may be accessed free of charge through the Investment section of our Internet website under the Shareholder Info subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Our Internet website and included or linked information on the website are not intended to be incorporated into this Annual Report. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

Business Risks

Regional and local economic conditions may adversely affect our business

        Our real property investments are influenced by the regional and local economy, which may be negatively impacted by increased unemployment, industry slowdowns, lack of availability of consumer credit, increased levels of consumer debt, poor housing market conditions, adverse weather conditions, natural disasters, plant closings, and other factors. Similarly, local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the supply and creditworthiness of current and prospective tenants may affect the ability of our properties to generate significant revenue.

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

Certain co-tenancy provisions in our lease agreements may result in reduced rent payments, which may adversely affect our operations and occupancy

        Certain of our lease agreements include a co-tenancy provision which allows the tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels. Therefore, if occupancy or tenancy falls below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced and may limit our ability to attract new tenants.

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

Some of our properties are subject to potential natural or other disasters

        A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes and earthquakes. Furthermore, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. For example, certain of our properties are located in California or in other areas with higher risk of earthquakes.

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

Some potential losses are not insured

        We carry comprehensive liability, fire, flood, earthquake, terrorism, extended coverage and rental loss and environmental insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, and certain environmental conditions not discovered within the applicable policy period, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Inflation may adversely affect our financial condition and results of operations

        Should inflation increase in the future, this may have an impact on our consumers' disposable income. This may place temporary pressure on retailer sales and margins as their costs rise and we may be unable to pass the costs along to the consumer, which in turn may affect our ability to collect rents or renew spaces at higher overall rents. In addition, inflation may also impact our overall costs of operation. Many but not all of our leases have fixed amounts for recoveries and if our costs rise we may not be able to pass these costs on to our tenants. However, over the long term, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation as discussed in Item 7 below, which discussion is incorporated by reference here.

        Inflation also poses a risk to us due to the possibility of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt as well as result in higher interest rates on new fixed-rate debt. In certain cases, we have previously limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow us to replace variable-rate debt with fixed-rate debt in order to achieve our desired ratio of variable-rate to fixed rate date. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new debt will also continue to increase.

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

We share control of some of our properties with other investors and may have conflicts of interest with those investors

        For the Unconsolidated Properties, we are required to make decisions with the other investors who have interests in the relevant property or properties. For example, the approval of certain of the other investors is required with respect to operating budgets and refinancing, encumbering, expanding or selling any of these properties, to make distributions, as well as to bankruptcy decisions related to the Unconsolidated Properties and related joint ventures. Also, the assets of Unconsolidated Properties may be used as collateral to secure loans of our joint venture partners, and the indemnity we may be entitled to from our joint venture partners could be worth less than the value of those assets. We might not have the same interests as the other investors in relation to these transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

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

We may not be able to maintain our status as a REIT

        We have elected to be treated as a REIT in connection with the filing of our tax return for 2010, retroactive to July 1, 2010. It is possible that we may not meet the conditions for continued qualification as a REIT. In addition, once an entity is qualified as a REIT, the Internal Revenue Code (the "Code") generally requires that such entity distribute at least 90% of its ordinary taxable income to shareholders and pay tax on or distribute 100% of its capital gains. To avoid current entity level U.S. federal income taxes, we expect to distribute 100% of our capital gains and ordinary income to shareholders annually. For 2010 we made 90% of this distribution in common stock and 10% in cash. For 2011, we made this distribution in the form of quarterly $.10 per share cash payments and the special dividend of the common stock of RPI. There can be no assurances as to the allocation between cash and common stock of our future dividends.

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

Bankruptcy Risks

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court

        Statements required to be made in the disclosure statement filed with the Bankruptcy Court in connection with the Plan, contained projected financial information and estimates of value that demonstrated the feasibility of the Plan and our Debtors' ability to continue operations upon their emergence from proceedings under the Bankruptcy Code. The information in the disclosure statement was prepared for the limited purpose of furnishing recipients with adequate information to make an informed judgment regarding acceptance of the Plan and was not prepared for the purpose of providing the basis for an investment decision relating to any of our securities. The projections and estimates of value, are expressly excluded from this Annual Report and should not be relied upon in any way or manner and should not be regarded for the purpose of this report as representations or warranties by us or any other person, as to the accuracy of such information or that any such projections or valuations will be realized. Those projections and estimates of value have not been, and will not be, updated on an ongoing basis, and they were not audited or reviewed by independent accountants. They reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were, and remain, beyond our control. Projections and estimates of value are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections and/or valuation estimates may be wrong in any material respect. Actual results may vary and may continue to vary significantly from those contemplated by the projections and/or valuation estimates. As a result, you should not rely on those projections and/or valuation estimates.

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

There is a risk of investor influence over our company that may be adverse to our best interests and those of our other shareholders

        The Plan Sponsors (excluding Fairholme), Blackstone and Texas Teachers still own, in the aggregate, a majority of the shares of our common stock (excluding shares issuable upon the exercise of Warrants) as of December 31, 2011. The effect of the exercise of the Warrants, representing

131,748,000 shares, or the election to receive future dividends in the form of common stock, would further increase their ownership.

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

Liquidity Risks

Our indebtedness could adversely affect our financial health and operating flexibility

        As of December 31, 2011, we have approximately $20.04 billion aggregate principal amount of indebtedness outstanding at our pro rata share, net of noncontrolling interest, which includes approximately $2.78 billion of our share of unconsolidated debt. Our indebtedness may have important consequences to us and the value of our common stock, including:

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

Our debt contains restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions or operate our business

        The terms of certain of our debt will require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest coverage and net worth, or to satisfy similar tests as a precondition to incurring additional debt. We entered into a $750 million revolving credit facility in April 2011 containing such covenants and restrictions. In addition, certain of our indebtedness that was reinstated in connection with the Plan contains restrictions. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

  •
  incur indebtedness;

  •
  create liens on assets;

  •
  sell assets;

  •
  manage our cash flows;

  •
  transfer assets to other subsidiaries;

  •
  make capital expenditures;

  •
  engage in mergers and acquisitions; and

  •
  make distributions to equity holders, including holders of our common stock.

        Further, our ability to incur debt under the indentures governing the Rouse notes which are expected to remain outstanding through November 2015 (with maturities from September 2012), is determined by the calculation of several covenant tests, including ratios of secured debt to gross assets and total debt to gross assets. We expect that Rouse and its subsidiaries may need to refinance project-level debt prior to 2015, and our ability to refinance such debt may be limited by these ratios and any potential non-compliance with the covenants may result in Rouse seeking other sources of capital, including investments from us, or may result in a default on the reinstated Rouse notes. Our current plan with respect to the 2012 maturities in to pay down the amount with available capital.

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

We may not be able to refinance, extend or repay our portion of indebtedness of our Unconsolidated Properties

        As of December 31, 2011, our share of indebtedness secured by our Unconsolidated Properties was approximately $2.78 billion. We cannot assure you that our Unconsolidated Real Estate Affiliates will be able to support, extend, refinance or repay their debt on acceptable terms or otherwise. If we or our joint venture partners cannot service this debt, the joint venture may have to deed property back to the applicable lenders. There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans. The ability to refinance this debt is negatively affected by the current condition of the credit markets, which have significantly reduced the capacity levels of commercial lending. The ability to successfully refinance or extend this debt may also be negatively affected by our previous bankruptcy proceedings and the restructuring of the related debt, as well as the real or perceived decline in the value of our Unconsolidated Properties based on general and retail economic conditions.

We may not be able to raise capital through the sale of properties, including the strategic sale of non-core assets at prices we believe are appropriate

        We desire to opportunistically sell non-core assets, such as stand-alone office buildings, community shopping centers and certain regional malls. Our ability to sell our properties to raise capital may be limited. The retail economic climate negatively affects the value of our properties and therefore reduces our ability to sell these properties on acceptable terms. Our ability to sell our properties could be affected by the availability of credit, which could increase the cost and difficulty for potential purchasers to acquire financing, as well as by the illiquid nature of real estate. For example, as part of our strategy to further delever our balance sheet in order to build liquidity and optimize our portfolio, we plan to reposition certain of our underperforming properties. If we cannot reposition these properties on terms that are acceptable to us, we may not be able to delever and realize our strategy of building liquidity and optimizing our portfolio. See "Business Risks" for a further discussion of the effects of the retail economic climate on our properties, as well as the illiquid nature of our investments in our properties.

Risks Related to the Distribution of HHC

We have indemnified HHC for certain tax liabilities

        Pursuant to the Investment Agreements, we have indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to certain taxes related to sales in the Predecessor's Master Planned Communities segment prior to March 31, 2010, in an amount up to $303.8 million as reflected in our consolidated financial statements as of December 31, 2011 and 2010. Under certain circumstances, the Company has also agreed to be responsible for interest or penalties attributable to such taxes in excess of $303.8 million.

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

  •
  Our ability to attract quality tenants and improve our occupancy cost, recovery revenue and occupancy rate

  •
  The redevelopment of our properties and expectations about current projects underway at our properties

        Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "would" or similar expressions. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

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

  •
  the Company's lack of an operating history of its own and dependence on its subsidiaries for cash;

  •
  the Company's inability to qualify as a REIT or maintain its status of a REIT;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our investments in real estate as of December 31, 2011 consisted of our interests in the properties in our Retail and Other segment. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Information regarding encumbrances on our properties is included in Schedule III of this Annual Report.

        The following sets forth certain information regarding our retail properties including regional malls and strip centers as of December 31, 2011:

CONSOLIDATED RETAIL PROPERTIES

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
1	Ala Moana Center(2)	Honolulu, HI	100%	2,372,434	964,285	98.5%	Macy's, Neiman Marcus, Sears, Nordstrom
2	Apache Mall(2)	Rochester, MN	100%	752,923	269,931	99.8%	Herberger's, JCPenney, Macy's, Sears
3	Augusta Mall(2)	Augusta, GA	100%	1,088,151	490,928	98.9%	Dillard's, JCPenney, Macy's, Sears
4	Baskin Robbins	Idaho Falls, ID	100%	1,814	1,814	100.0%	—
5	Baybrook Mall	Friendswood (Houston), TX	100%	1,243,183	424,346	100.0%	Dillard's, JCPenney, Macy's, Sears
6	Bayside Marketplace(2)	Miami, FL	100%	218,258	218,258	94.5%	—
7	Beachwood Place	Beachwood, OH	100%	913,729	334,149	96.8%	Dillard's, Nordstrom, Saks Fifth Avenue
8	Bellis Fair	Bellingham (Seattle), WA	100%	776,788	338,464	98.2%	JCPenney, Kohl's, Macy's, Macy's Home Store, Sears, Target
9	Boise Plaza	Boise, ID	75%	114,404	114,404	100.0%	—
10	Boise Towne Square	Boise, ID	100%	1,213,366	423,418	89.6%	Dillard's, JCPenney, Macy's, Sears, Kohl's
11	Brass Mill Center	Waterbury, CT	100%	1,179,961	396,066	93.6%	Burlington Coat Factory, JCPenney, Macy's, Sears
12	Burlington Town Center(2)	Burlington, VT	100%	354,394	153,024	89.6%	Macy's
13	Capital Mall	Jefferson City, MO	100%	550,343	317,266	79.1%	Dillard's, JCPenney, Sears
14	Coastland Center(2)	Naples, FL	100%	923,486	333,096	90.1%	Dillard's, JCPenney, Macy's, Sears
15	Columbia Bank Drive Thru	Towson (Baltimore), MD	100%	17,000	17,000	100.0%	—
16	Columbia Mall	Columbia, MO	100%	736,807	315,747	95.5%	Dillard's, JCPenney, Sears, Target
17	Columbiana Centre	Columbia, SC	100%	825,984	267,007	98.1%	Belk, Dillard's, JCPenney, Sears
18	Coral Ridge Mall	Coralville (Iowa City), IA	100%	1,076,055	524,890	96.0%	Dillard's, JCPenney, Sears, Target, Younkers
19	Coronado Center(2)	Albuquerque, NM	100%	1,149,271	403,246	97.7%	JCPenney, Kohl's, Macy's, Sears, Target
20	Crossroads Center	St. Cloud, MN	100%	890,802	367,360	99.0%	JCPenney, Macy's, Sears, Target
21	Cumberland Mall	Atlanta, GA	100%	1,032,110	384,126	94.3%	Costco, Macy's, Sears
22	Deerbrook Mall	Humble (Houston), TX	100%	1,207,794	554,254	98.1%	Dillard's, JCPenney, Macy's, Sears
23	Eastridge Mall WY	Casper, WY	100%	567,494	277,698	76.5%	JCPenney, Macy's, Sears, Target
24	Eastridge Mall CA	San Jose, CA	100%	1,300,572	628,311	98.2%	JCPenney, Macy's, Sears
25	Eden Prairie Center	Eden Prairie (Minneapolis), MN	100%	1,135,549	404,046	98.5%	Kohl's, Sears, Target, Von Maur, JCPenney
26	Fallbrook Center(2)	West Hills (Los Angeles), CA	100%	856,387	856,387	88.2%	—
27	Fashion Place(2)	Murray, UT	100%	1,083,735	435,201	97.7%	Dillard's, Nordstrom, Sears
28	Fashion Show	Las Vegas, NV	100%	1,891,725	665,110	99.5%	Bloomingdale's Home, Dillard's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue
29	Foothills Mall	Fort Collins, CO	100%	747,679	287,753	65.9%	Macy's, Sears
30	Fort Union(2)	Midvale (Salt Lake City), UT	100%	32,968	32,968	56.2%	—
31	Four Seasons Town Centre	Greensboro, NC	100%	1,087,379	445,363	91.4%	Belk, Dillard's, JCPenney
32	Fox River Mall	Appleton, WI	100%	1,213,642	618,728	92.7%	JCPenney, Macy's, Sears, Target, Younkers
33	Fremont Plaza(2)	Las Vegas, NV	100%	54,076	54,076	73.7%	—
34	Glenbrook Square	Fort Wayne, IN	100%	1,226,628	449,758	95.9%	JCPenney, Macy's, Sears
35	Governor's Square(2)	Tallahassee, FL	100%	1,021,845	330,240	96.2%	Dillard's, JCPenney, Macy's, Sears
36	Grand Teton Mall	Idaho Falls, ID	100%	627,146	209,947	99.8%	Dillard's, JCPenney, Macy's, Sears
37	Greenwood Mall	Bowling Green, KY	100%	844,996	415,943	92.1%	Dillard's, JCPenney, Macy's, Sears
38	Harborplace(2)	Baltimore, MD	100%	149,066	149,066	90.9%	—
39	Hulen Mall	Ft. Worth, TX	100%	964,158	367,588	99.6%	Dillard's, Macy's, Sears
40	Jordan Creek Town Center	West Des Moines, IA	100%	1,307,241	724,314	99.4%	Dillard's, Younkers

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
41	Lakeside Mall	Sterling Heights, MI	100%	1,507,867	487,149	81.1%	JCPenney, Lord & Taylor, Macy's, Macy's Mens & Home, Sears
42	Lincolnshire Commons	Lincolnshire (Chicago), IL	100%	118,562	118,562	100.0%	—
43	Lockport Mall	Lockport, NY	100%	90,734	90,734	100.0%	—
44	Lynnhaven Mall	Virginia Beach, VA	100%	1,291,445	640,053	98.9%	Dillard's, JCPenney, Macy's
45	Mall Of Louisiana	Baton Rouge, LA	100%	1,564,881	615,632	99.2%	Dillard's, JCPenney, Macy's, Sears
46	Mall Of The Bluffs	Council Bluffs (Omaha, NE), IA	100%	701,355	375,133	72.6%	Dillard's, Sears
47	Mall St. Matthews(2)	Louisville, KY	100%	1,017,018	501,313	98.1%	Dillard's, Dillard's Men's & Home, JCPenney
48	Market Place Shopping Center	Champaign, IL	100%	952,049	416,303	96.7%	Bergner's, JCPenney, Macy's, Sears
49	Mayfair	Wauwatosa (Milwaukee), WI	100%	1,517,129	615,230	99.1%	Boston Store, Macy's
50	Meadows Mall	Las Vegas, NV	100%	945,518	308,665	98.5%	Dillard's, JCPenney, Macy's, Sears
51	Mondawmin Mall	Baltimore, MD	100%	436,442	371,125	92.1%	—
52	Newgate Mall(2)	Ogden (Salt Lake City), UT	100%	723,675	377,795	84.4%	Dillard's, Sears
53	North Point Mall	Alpharetta (Atlanta), GA	100%	1,375,757	385,349	97.6%	Dillard's, JCPenney, Macy's, Sears, Von Maur
54	North Star Mall	San Antonio, TX	100%	1,245,713	516,391	99.5%	Dillard's, Macy's, Saks Fifth Avenue, JCPenney
55	Northridge Fashion Center	Northridge (Los Angeles), CA	100%	1,510,884	641,072	96.3%	JCPenney, Macy's, Sears
56	Northtown Mall	Spokane, WA	100%	1,044,187	490,936	84.3%	JCPenney, Kohl's, Macy's, Red Fox, Sears
57	Oak View Mall	Omaha, NE	100%	862,348	258,088	93.8%	Dillard's, JCPenney, Sears, Younkers
58	Oakwood Center	Gretna, LA	100%	791,436	277,408	98.0%	Dillard's, JCPenney, Sears
59	Oakwood Mall	Eau Claire, WI	100%	812,588	397,744	93.2%	JCPenney, Macy's, Sears, Younkers
60	Oglethorpe Mall	Savannah, GA	100%	943,564	406,980	95.6%	Belk, JCPenney, Macy's, Sears
61	Oxmoor Center(2)	Louisville, KY	100%	924,802	357,592	95.8%	Macy's, Sears, Von Maur
62	Paramus Park	Paramus, NJ	100%	755,035	295,978	94.7%	Macy's, Sears
63	Park City Center	Lancaster (Philadelphia), PA	100%	1,441,169	541,272	93.0%	Bon Ton, Boscov's, JCPenney, Kohl's, Sears
64	Park Place	Tucson, AZ	100%	1,058,540	477,083	94.1%	Dillard's, Macy's, Sears
65	Peachtree Mall	Columbus, GA	100%	817,992	309,377	93.9%	Dillard's, JCPenney, Macy's
66	Pecanland Mall	Monroe, LA	100%	944,320	328,884	98.0%	Belk, Dillard's, JCPenney, Sears, Burlington Coat Factory
67	Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale	100%	1,132,073	350,798	93.4%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Macy's Home Store, Sears
68	Pine Ridge Mall(2)	Pocatello, ID	100%	636,213	198,226	74.8%	JCPenney, Sears, Shopko
69	Pioneer Place(2)	Portland, OR	100%	652,400	315,495	91.3%	—
70	Plaza 800(2)	Sparks (Reno), NV	100%	72,431	72,431	83.9%	—
71	Prince Kuhio Plaza(2)	Hilo, HI	100%	503,836	317,416	96.9%	Macy's, Sears
72	Providence Place(2)	Providence, RI	100%	1,263,412	749,721	96.3%	JCPenney, Macy's, Nordstrom
73	Provo Towne Centre(2)(3)	Provo, UT	75%	792,056	300,337	88.4%	Dillard's, JCPenney, Sears
74	Red Cliffs Mall	St. George, UT	100%	440,376	148,041	92.9%	Dillard's, JCPenney, Sears
75	Regency Square Mall	Jacksonville, FL	100%	1,435,444	556,443	74.1%	Belk, Dillard's, JCPenney, Sears
76	Ridgedale Center	Minnetonka, MN	100%	1,028,121	325,741	91.7%	JCPenney, Macy's, Sears
77	River Hills Mall	Mankato, MN	100%	716,950	353,008	95.5%	Herberger's, JCPenney, Sears, Target
78	Rivertown Crossings	Grandville (Grand Rapids), MI	100%	1,179,948	544,323	92.5%	JCPenney, Kohl's, Macy's, Sears, Younkers
79	Rogue Valley Mall	Medford (Portland), OR	100%	638,396	281,412	90.8%	JCPenney, Kohl's, Macy's, Macy's Home Store
80	Salem Center(2)	Salem, OR	100%	631,824	193,824	83.5%	JCPenney, Kohl's, Macy's, Nordstrom
81	Sooner Mall	Norman, OK	100%	472,721	205,816	100.0%	Dillard's, JCPenney, Sears
82	Southlake Mall	Morrow (Atlanta), GA	100%	1,012,506	272,254	91.6%	Macy's, Sears
83	Southshore Mall(2)	Aberdeen, WA	100%	273,289	139,514	62.6%	JCPenney, Sears

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
84	Southwest Plaza	Littleton (Denver), CO	100%	1,362,497	636,949	90.1%	Dillard's, JCPenney, Macy's, Sears
85	Spokane Valley Mall(3)	Spokane, WA	75%	857,890	346,758	93.5%	JCPenney, Macy's, Sears
86	Staten Island Mall	Staten Island, NY	100%	1,277,367	523,186	96.6%	Macy's, Sears, JCPenney
87	Stonestown Galleria	San Francisco, CA	100%	908,378	425,771	99.1%	Macy's, Nordstrom
88	The Crossroads	Portage (Kalamazoo), MI	100%	770,563	267,603	96.2%	Burlington Coat Factory, JCPenney, Macy's, Sears
89	The Gallery At Harborplace	Baltimore, MD	100%	398,019	131,904	95.2%	—
90	The Grand Canal Shoppes	Las Vegas, NV	100%	498,258	463,844	98.2%	—
91	The Maine Mall(2)	South Portland, ME	100%	1,005,783	507,277	96.0%	JCPenney, Macy's, Sears
92	The Mall In Columbia	Columbia, MD	100%	1,400,909	600,741	98.3%	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears
93	The Parks At Arlington	Arlington (Dallas), TX	100%	1,510,366	697,564	100.0%	Dillard's, Jcpenney, Macy's, Sears
94	The Shoppes At Buckland Hills	Manchester, CT	100%	1,038,151	525,540	92.0%	JCPenney, Macy's, Macy's Mens & Home, Sears
95	The Shoppes At The Palazzo	Las Vegas, NV	100%	269,818	185,075	97.9%	Barneys New York
96	The Shops At Fallen Timbers	Maumee, OH	100%	590,280	328,778	96.3%	Dillard's, JCPenney
97	The Shops at La Cantera(3)	San Antonio, TX	75%	1,279,056	582,386	98.1%	Dillard's, Macy's, Neiman Marcus, Nordstrom
98	The Streets At Southpoint(3)	Durham, NC	100%	1,332,425	606,078	99.2%	Hudson Belk, JCPenney, Macy's, Nordstrom, Sears
99	The Village of Cross Keys	Baltimore, MD	100%	290,141	74,172	93.2%	—
100	The Woodlands Mall	Woodlands (Houston), TX	100%	1,355,051	572,662	99.6%	Dillard's, JCPenney, Macy's, Sears
101	Town East Mall	Mesquite (Dallas), TX	100%	1,225,608	416,222	99.2%	Dillard's, JCPenney, Macy's, Sears
102	Tucson Mall(2)	Tucson, AZ	100%	1,258,472	605,014	94.9%	Dillard's, JCPenney, Macy's, Sears
103	Tysons Galleria	McLean (Washington, D.C.), VA	100%	812,615	300,682	91.5%	Macy's, Neiman Marcus, Saks Fifth Avenue
104	Valley Plaza Mall	Bakersfield, CA	100%	1,175,121	518,153	98.8%	JCPenney, Macy's, Sears, Target
105	Visalia Mall	Visalia, CA	100%	437,840	180,840	89.1%	JCPenney, Macy's
106	West Oaks Mall	Ocoee (Orlando), FL	100%	1,066,134	411,345	73.6%	Dillard's, JCPenney, Sears
107	Westlake Center	Seattle, WA	100%	102,859	102,859	90.4%	—
108	White Marsh Mall	Baltimore, MD	100%	965,750	439,740	95.3%	JCPenney, Macy's, Macy's Home Store, Sears
109	Willowbrook	Wayne, NJ	100%	1,523,081	493,021	98.7%	Bloomingdale's, Lord & Taylor, Macy's, Sears
110	Woodbridge Center	Woodbridge, NJ	100%	1,654,921	669,886	95.7%	JCPenney, Lord & Taylor, Macy's, Sears
111	Woodlands Village	Flagstaff, AZ	100%	91,810	91,810	87.4%

				99,487,512	42,598,084

(1)
In certain cases, where a center is located in part of a larger regional metropolitain area, the metropolitain area is identified in parenthesis.

(2)
A portion of the property is subject to a ground lease.

(3)
Owned in a joint venture with independent, noncontrolling interest.

 PROPERTIES HELD FOR SALE(1)

Property Count	Property Name	Location(2)
1	Austin Bluffs Plaza	Colorado Springs, CO
2	Grand Traverse	Traverse City, MI
3	Orem Plaza State/Center Street	Orem, UT
4	River Pointe Plaza	West Jordan (Salt Lake City), UT
5	University Crossing	Orem, UT

ROUSE PROPERTIES, INC.(1)

Property Count	Property Name	Location(2)
1	Animas Valley Mall	Farmington, NM
2	Bayshore Mall	Eureka, CA
3	Birchwood Mall	Port Huron (Detroit), MI
4	Cache Valley Mall	Logan, UT
5	Chula Vista Center	Chula Vista (San Diego), CA
6	Collin Creek	Plano, TX
7	Colony Square Mall	Zanesville, OH
8	Gateway Mall	Springfield, OR
9	Knollwood Mall	St. Louis Park (Minneapolis), MN
10	Lakeland Square	Lakeland (Orlando), FL
11	Lansing Mall	Lansing, MI
12	Mall St. Vincent	Shreveport-Bossier City, LA
13	Newpark Mall	Newark (San Francisco), CA
14	North Plains Mall	Clovis, NM
15	Pierre Bossier Mall	Bossier City (Shreveport), LA
16	Sikes Senter	Wichita Falls, TX
17	Silver Lake Mall	Coeur d' Alene, ID
18	Southland Center	Taylor, MI
19	Southland Mall	Hayward, CA
20	Spring Hill Mall	West Dundee (Chicago), IL
21	Steeplegate Mall	Concord, NH
22	The Boulevard Mall	Las Vegas, NV
23	The Mall at Sierra Vista	Sierra Vista, AZ
24	Three Rivers Mall	Kelso, WA
25	Valley Hills Mall NC	Hickory, NC
26	Vista Ridge	Lewisville (Dallas), TX
27	Washington Park Mall	Bartlesville, OK
28	West Valley	Tracy (San Francisco), CA
29	Westwood Mall	Jackson, MI
30	White Mountain Mall	Rock Springs, WY

(1)
Not included within the preceding table of Consolidated Retail Properties.

(2)
In certain cases, where a center is located in part of a larger regional metropolitain area, the metropolitain area is identified in parenthesis.

UNCONSOLIDATED RETAIL PROPERTIES—DOMESTIC

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
1	Alderwood	Lynnwood (Seattle), WA	50%	1,283,496	577,598	98.1%	JCPenney, Macy's, Nordstrom, Sears
2	Altamonte Mall	Altamonte Springs (Orlando), FL	50%	1,152,556	474,008	94.9%	Dillard's, JCPenney, Macy's, Sears
3	Bridgewater Commons	Bridgewater, NJ	35%	992,710	396,038	98.0%	Bloomingdale's, Lord & Taylor, Macy's
4	Carolina Place	Pineville (Charlotte), NC	50%	1,156,021	382,519	98.4%	Belk, Dillard's, JCPenney, Macy's, Sears
5	Center Point Plaza(3)	Las Vegas, NV	50%	144,635	70,299	98.2%	—
6	Christiana Mall	Newark, DE	50%	1,108,330	467,018	99.5%	JCPenney, Macy's, Nordstrom, Target
7	Clackamas Town Center	Happy Valley, OR	50%	1,367,055	592,213	97.9%	JCPenney, Macy's, Macy's Home Store, Nordstrom, Sears
8	First Colony Mall	Sugar Land, TX	50%	1,121,123	502,075	98.1%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's
9	Florence Mall	Florence (Cincinnati, OH), KY	50%	957,443	405,036	93.8%	JCPenney, Macy's, Macy's Home Store, Sears
10	Galleria At Tyler(2)	Riverside, CA	50%	1,025,419	557,211	96.7%	JCPenney, Macy's, Nordstrom
11	Glendale Galleria(2)	Glendale, CA	50%	1,463,221	515,430	95.3%	JCPenney, Macy's, Nordstrom, Target
12	Kenwood Towne Centre(2)	Cincinnati, OH	50%	1,157,137	515,816	97.2%	Dillard's, Macy's, Nordstrom
13	Lake Mead & Buffalo(3)	Las Vegas, NV	50%	150,948	64,991	96.6%	—
14	Mizner Park(2)	Boca Raton, FL	50%	519,293	177,330	85.1%	—
15	Natick Mall	Natick (Boston), MA	50%	1,188,247	477,027	95.7%	JCPenney, Lord & Taylor, Macy's, Sears
16	Natick West	Natick (Boston), MA	50%	501,947	265,517	96.5%	Neiman Marcus, Nordstrom
17	Neshaminy Mall	Bensalem, PA	50%	1,019,284	412,295	94.3%	Boscov's, Macy's, Sears
18	Northbrook Court	Northbrook (Chicago), IL	50%	1,012,594	476,317	98.1%	Lord & Taylor, Macy's, Neiman Marcus
19	Oakbrook Center	Oak Brook (Chicago), IL	48%	2,215,826	790,956	97.2%	Bloomingdale's Home, Lord & Taylor, Macy's, Neiman Marcus, Nordstrom, Sears
20	Otay Ranch Town Center	Chula Vista (San Diego), CA	50%	652,164	512,164	97.9%	Macy's
21	Owings Mills Mall	Owings Mills, MD	50%	1,411,117	438,017	52.8%	JCPenney, Macy's
22	Park Meadows	Lone Tree, CO	35%	1,576,098	753,098	99.0%	Dillard's, JCPenney, Macy's, Nordstrom
23	Perimeter Mall	Atlanta, GA	50%	1,568,651	515,377	91.8%	Bloomingdale's, Dillard's, Macy's, Nordstrom
24	Pinnacle Hills Promenade	Rogers, AR	50%	979,219	360,344	98.0%	Dillard's, JCPenney, Target
25	Plaza Frontenac	St. Louis, MO	55%	482,843	222,130	97.5%	Neiman Marcus, Saks Fifth Avenue,
26	Quail Springs Mall	Oklahoma City, OK	50%	1,138,802	450,949	99.3%	Dillard's, JCPenney, Macy's, Sears
27	Riverchase Galleria	Hoover (Birmingham), AL	50%	1,583,238	509,318	92.8%	Belk, Belk Home Store, JCPenney, Macy's, Sears
28	Saint Louis Galleria	St. Louis, MO	74%	1,178,700	464,648	96.1%	Dillard's, Macy's, Nordstrom
29	Stonebriar Centre	Frisco (Dallas), TX	50%	1,651,695	786,503	99.3%	Dillard's, JCPenney, Macy's, Nordstrom, Sears
30	The Oaks Mall	Gainesville, FL	51%	897,759	339,892	97.2%	Belk, Dillard's, JCPenney, Macy's, Sears
31	The Shoppes At River Crossing	Macon, GA	50%	694,595	361,376	99.4%	Belk, Dillard's
32	Towson Town Center	Towson, MD	35%	999,086	579,957	95.9%	Macy's, Nordstrom
33	The Trails Village Center(3)	Las Vegas, NV	50%	174,644	—	95.4%	—
34	Village Of Merrick Park(2)	Coral Gables, FL	40%	838,019	406,756	87.3%	Neiman Marcus, Nordstrom
35	Water Tower Place	Chicago, IL	52%	774,812	389,875	97.3%	Macy's
36	Westroads Mall	Omaha, NE	51%	1,070,253	540,851	97.0%	JCPenney, Von Maur, Younkers
37	Whaler's Village	Lahaina, HI	50%	105,627	105,627	97.1%	—
38	Willowbrook Mall	Houston, TX	50%	1,399,439	415,067	97.2%	Dillard's, JCPenney, Macy's, Macy's Mens, Sears

				38,714,046	16,271,643

(1)
In certain cases, where a center is located in part of a larger regional metropolitain area, the metropolitain area is identified in parenthesis.

(2)
A portion of the property is subject to a ground lease.

(3)
Third party managed strip center.

UNCONSOLIDATED RETAIL PROPERTIES—INTERNATIONAL

        We also currently hold a non-controlling ownership interest in a public Brazilian real estate operating company, Aliansce Shopping centers, and a large regional mall (Shopping Leblon) in Rio de Janeiro. On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. ("Aliansce"), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce's common shares in Brazil (the "Aliansce IPO"). Our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result of the stock sold in the Aliansce IPO.

Aliansce Count	Property Name(1)	Location	GGP Ownership(2)	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased
1	Bangu Shopping	Rio de Janeiro, Rio de Janeiro	31%	562,263	562,263	99.9%
2	Boulevard Brasilia	Brasilia, Brazil	16%	182,007	182,007	94.4%
3	Boulevard Shopping Belem	Belem, Brazil	24%	370,084	370,084	98.8%
4	Boulevard Shopping Belo Horizonte	Belo Horizonte, Minas Gerais	22%	463,020	463,020	91.6%
5	Boulevard Shopping Campina Grande	Campina Grande, Paraiba	24%	186,216	186,216	100.0%
6	Boulevard Shopping Campos	Campose dos Goytacazes	31%	204,514	204,514	95.4%
7	Carioca Shopping	Rio de Janeiro, Rio de Janeiro	31%	252,952	252,952	100.0%
8	Caxias Shopping	Rio de Janeiro, Rio de Janeiro	28%	275,556	275,556	98.6%
9	Santana Parque Shopping	Sao Paulo, Sao Paulo	16%	285,233	285,233	97.6%
10	Shopping Grande Rio	Rio de Janeiro, Rio de Janeiro	8%	395,789	395,789	98.7%
11	Shopping Iguatemi Salvador	Salvador, Bahia	17%	670,592	670,592	99.6%
12	Shopping Santa Ursula	Ribeirao Preto, Brazil	12%	249,712	249,712	93.6%
13	Shopping Taboao	Taboao da Serra, Sao Paulo	25%	383,195	383,195	99.9%
14	SuperShopping Osasco	Sao Paulo, Sao Paulo	12%	188,659	188,659	96.2%
15	Via Parque Shopping	Rio de Janeiro, Rio de Janeiro	22%	611,412	611,412	99.4%

Other	Property Name(1)	Location	GGP Ownership(2)	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased
16	Shopping Leblon	Rio de Janeiro, Rio de Janeiro	35%	249,227	249,227	98.8%

				5,530,431	5,530,431

(1)
GGP's investment in Brazil is through an ownership interest in Aliansce and Luanda. For these properties, only Mall and Freestanding GLA is presented.

(2)
Reflects GGP's effective economic ownership in the property.

 MORTGAGE AND OTHER DEBT

        The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us. The following table includes mortgage debt related to properties that were part of the RPI Spin-Off as such mortgage debt is included in our Consolidated Financial Statements.

Property(2)	Ownership	Proportionate Balance(1)	Maturity Year	Balloon Pmt at Maturity	Coupon Rate
	(Dollars in thousands)
Fixed Rate
Consolidated Property Level
Provo Towne Center	75%	$39,282	2012	$39,130	5.75%
Spokane Valley Mall	75%	39,282	2012	39,130	5.75%
The Mall In Columbia	100%	400,000	2012	400,000	5.83%
The Shoppes at Buckland Hills	100%	156,643	2012	154,958	4.92%
The Streets at Southpoint	94%	216,179	2012	215,066	5.36%
Lakeland Square	100%	51,877	2013	49,647	5.12%
Meadows Mall	100%	97,282	2013	93,631	5.45%
Pembroke Lakes Mall	100%	122,418	2013	118,449	4.94%
Senate Plaza	100%	11,345	2013	10,956	5.71%
West Oaks	100%	66,043	2013	63,539	5.25%
Bayside Marketplace	100%	76,714	2014	74,832	7.50%
Bayside Marketplace (Bond)	100%	3,575	2014	1,255	5.75%
Crossroads Center (MN)	100%	79,621	2014	74,943	4.73%
Cumberland Mall	100%	101,714	2014	99,219	7.50%
Eden Prairie Mall	100%	75,251	2014	69,893	4.67%
Fashion Place	100%	137,736	2014	130,124	5.30%
Fort Union	100%	2,446	2014	2,180	4.40%
Governor's Square	100%	72,830	2014	71,043	7.50%
Jordan Creek Town Center	100%	175,309	2014	164,537	4.57%
Lansing Mall	100%	20,796	2014	16,593	9.35%
Mall St. Matthews	100%	136,845	2014	129,452	4.81%
Newgate Mall	100%	38,621	2014	36,028	4.84%
Newpark Mall	100%	64,943	2014	60,487	7.45%
North Point Mall	100%	206,221	2014	195,971	5.48%
Oak View Mall	100%	81,569	2014	79,569	7.50%
Oakwood Center	100%	46,777	2014	45,057	4.38%
Pecanland Mall	100%	52,779	2014	48,586	4.28%
Prince Kuhio Plaza	100%	35,162	2014	32,793	3.45%
Rogue Valley Mall	100%	25,171	2014	23,607	7.85%
Southland Mall	100%	75,706	2014	70,709	3.62%
Steeplegate Mall	100%	73,699	2014	68,272	4.94%
The Gallery at Harborplace	100%	61,712	2014	58,024	7.89%
The Grand Canal Shoppes	100%	371,808	2014	346,723	4.78%
Town East Mall	100%	97,981	2014	91,387	3.46%
Tucson Mall	100%	113,630	2014	106,556	4.26%
Visalia Mall	100%	37,566	2014	34,264	3.78%
West Valley Mall	100%	50,770	2014	46,164	3.43%
Woodbridge Center	100%	195,752	2014	181,464	4.24%
Woodlands Village	100%	6,190	2014	5,518	4.40%
10000 West Charleston	100%	20,667	2015	19,016	7.88%
Boise Towne Plaza	100%	10,266	2015	9,082	4.70%
Burlington Town Center	100%	25,255	2015	23,360	5.03%
Coastland Center	100%	114,586	2015	110,204	7.50%

Property(2)	Ownership	Proportionate Balance(1)	Maturity Year	Balloon Pmt at Maturity	Coupon Rate
	(Dollars in thousands)
Coral Ridge Mall	100%	86,425	2015	83,120	7.50%
Hulen Mall	100%	107,168	2015	96,621	5.03%
Lynnhaven Mall	100%	225,246	2015	203,367	5.05%
North Star Mall	100%	219,329	2015	199,315	4.43%
Paramus Park	100%	98,860	2015	90,242	4.86%
Peachtree Mall	100%	85,146	2015	77,085	5.08%
Regency Square Mall	100%	87,195	2015	75,797	3.59%
The Shops at La Cantera	75%	123,760	2015	117,345	5.95%
Baybrook Mall	100%	165,081	2016	156,329	7.50%
Bayshore Mall	100%	29,355	2016	24,704	7.13%
Brass Mill Center	100%	113,171	2016	93,347	4.55%
Collin Creek	100%	63,586	2016	54,423	6.78%
Coronado Center	100%	160,419	2016	135,704	5.08%
Eastridge (WY)	100%	37,150	2016	31,252	5.08%
Glenbrook Square	100%	168,254	2016	141,325	4.91%
Harborplace	100%	48,769	2016	44,547	5.79%
Lakeside Mall	100%	169,797	2016	144,451	4.28%
Lincolnshire Commons	100%	27,363	2016	24,629	5.98%
Pine Ridge Mall	100%	25,048	2016	21,071	5.08%
Red Cliffs Mall	100%	23,806	2016	20,026	5.08%
Ridgedale Center	100%	168,929	2016	149,112	4.86%
The Maine Mall	100%	205,128	2016	172,630	4.84%
The Parks At Arlington	100%	170,908	2016	161,847	7.50%
Three Rivers Mall	100%	20,393	2016	17,155	5.08%
Valley Hills Mall	100%	53,603	2016	46,302	4.73%
Valley Plaza Mall	100%	88,849	2016	75,790	3.90%
Vista Ridge Mall	100%	75,768	2016	64,660	6.87%
Washington Park Mall	100%	11,476	2016	9,988	5.35%
White Marsh Mall	100%	182,595	2016	163,196	5.62%
Willowbrook Mall (NJ)	100%	150,575	2016	129,003	6.82%
Augusta Mall	100%	170,419	2017	145,438	5.49%
Beachwood Place	100%	229,909	2017	190,177	5.60%
Columbia Mall	100%	87,982	2017	77,540	6.05%
Eastridge (CA)	100%	165,806	2017	143,626	5.79%
Four Seasons Town Centre	100%	92,882	2017	72,532	5.60%
Knollwood Plaza	100%	38,093	2017	31,113	5.35%
Mall of Louisiana	100%	225,321	2017	191,409	5.81%
Market Place Shopping Center	100%	103,623	2017	91,325	6.05%
Oglethorpe Mall	100%	134,184	2017	115,990	4.89%
Sikes Senter	100%	58,397	2017	48,194	5.20%
Stonestown Galleria	100%	211,249	2017	183,227	5.79%
Tysons Galleria	100%	248,636	2017	214,755	5.72%
Ala Moana Center	100%	1,300,157	2018	1,091,485	5.59%
Fallbrook Center	100%	83,129	2018	71,473	6.14%
River Hills Mall	100%	78,239	2018	67,269	6.14%
Sooner Mall	100%	58,679	2018	50,452	6.14%
The Boulevard Mall	100%	100,754	2018	72,881	4.27%
The Gallery at Harborplace—Other	100%	12,288	2018	190	6.05%
10450 West Charleston Blvd	100%	3,603	2019	53	6.84%
Bellis Fair	100%	93,882	2019	82,395	5.23%
Park City Center	100%	195,740	2019	172,224	5.34%
Southlake Mall	100%	97,935	2019	77,877	6.44%
Deerbrook Mall	100%	152,656	2021	127,934	5.25%
Fashion Show—Other	100%	5,537	2021	1,577	6.06%

Property(2)	Ownership	Proportionate Balance(1)	Maturity Year	Balloon Pmt at Maturity	Coupon Rate
	(Dollars in thousands)
Fox River Mall	100%	185,835	2021	156,373	5.46%
Northridge Fashion Center	100%	248,738	2021	207,503	5.10%
Oxmoor Center	100%	94,396	2021	79,217	5.37%
Park Place	100%	198,468	2021	165,815	5.18%
Providence Place	100%	378,364	2021	320,526	5.65%
Rivertown Crossings	100%	167,829	2021	141,356	5.52%
Westlake Center—Land	99%	2,413	2021	2,413	12.06%
Boise Towne Square	100%	139,650	2023	106,372	4.79%
Staten Island Mall	100%	271,541	2023	206,942	4.77%
The Woodlands	100%	268,047	2023	207,057	5.04%
Providence Place—Other	100%	43,007	2028	2,381	7.75%
Provo Town Center Land	75%	2,250	2095	37	10.00%

Total		$13,032,809		$11,452,929	5.44%

Unconsolidated Property Level
Clackamas Town Center	50%	$100,000	2012	$100,000	6.05%
Florence Mall	71%	64,700	2012	63,783	4.95%
Glendale Galleria	50%	179,986	2012	177,133	4.93%
Oakbrook Center	47%	95,376	2012	93,427	5.12%
Pinnacle Hills Promenade	50%	70,000	2012	70,000	5.57%
Riverchase Galleria	50%	152,500	2012	152,500	5.65%
Stonebriar Mall	50%	78,595	2012	76,785	5.23%
The Oaks Mall	51%	52,020	2012	52,020	5.74%
Westroads Mall	51%	45,518	2012	45,518	5.74%
Altamonte Mall	50%	75,000	2013	75,000	5.05%
Bridgewater Commons	35%	44,323	2013	43,143	5.27%
Plaza Frontenac	55%	28,967	2013	28,283	7.00%
Towson Town Center	35%	62,289	2013	61,393	3.86%
Carolina Place	50%	73,126	2014	68,211	4.60%
Alderwood	50%	127,700	2015	120,409	6.65%
Quail Springs Mall	50%	35,806	2015	33,432	6.74%
Center Pointe Plaza	50%	6,428	2017	5,570	6.31%
Saint Louis Galleria	74%	165,814	2017	139,096	4.86%
First Colony Mall	50%	92,500	2019	84,473	4.50%
Natick Mall	50%	225,000	2019	209,699	4.60%
Christiana Mall	50%	117,495	2020	108,697	5.10%
Kenwood Towne Center	75%	162,331	2020	137,191	5.37%
Water Tower Place	52%	101,466	2020	83,850	4.85%
Northbrook Court	50%	65,500	2021	56,811	4.25%
Village of Merrick Park	40%	73,417	2021	62,398	5.73%
Whaler's Village	50%	40,000	2021	40,000	5.42%
Willowbrook Mall (TX)	50%	106,538	2021	88,965	5.13%
Galleria at Tyler	50%	99,881	2023	76,716	5.05%
Lake Mead and Buffalo	50%	2,539	2023	27	7.20%
Park Meadows	35%	126,000	2023	112,734	4.60%
Trails Village Center	50%	7,033	2023	78	8.21%

Total		$2,677,848		$2,467,342	5.19%

Total Fixed—Property Level		$15,710,657		$13,920,271	5.39%

Property(2)	Ownership	Proportionate Balance(1)	Maturity Year	Balloon Pmt at Maturity	Coupon Rate
	(Dollars in thousands)
Consolidated Corporate
Rouse Bonds—1995 Indenture	100%	$349,472	2012	$349,472	7.20%
Rouse Bonds—1995 Indenture	100%	91,786	2013	91,786	5.38%
Rouse Bonds—2006 Indenture	100%	600,054	2013	600,054	6.75%
Arizona Two (HHC)	100%	25,248	2015	573	4.41%
Rouse Bonds—2010 Indenture	100%	608,688	2015	608,688	6.75%

Total		$1,675,248		$1,650,573	6.73%

Total Fixed Rate Debt		$17,385,905		$15,570,844	5.52%

Variable Rate
Consolidated Property Level
Oakwood Center	100%	$46,777	2014	$45,057	2.52%
Animas Valley Mall	100%	43,451	2016	38,604	3.52%
Birchwood Mall	100%	46,924	2016	41,689	3.52%
Cache Valley Mall	100%	28,623	2016	25,430	3.52%
Colony Square Mall	100%	28,212	2016	25,065	3.52%
Columbiana Centre	100%	103,800	2016	92,220	3.52%
Foothills Mill	100%	38,682	2016	34,367	3.52%
Grand Teton Mall	100%	50,733	2016	45,074	3.52%
Mall At Sierra Vista	100%	23,335	2016	20,732	3.52%
Mall Of The Bluffs	100%	25,909	2016	23,018	3.52%
Mayfair	100%	297,065	2016	263,926	3.52%
Mondawmin Mall	100%	72,556	2016	64,462	3.52%
North Plains Mall	100%	13,160	2016	11,692	3.52%
North Town Mall	100%	89,565	2016	79,573	3.52%
Oakwood	100%	81,591	2016	72,490	3.52%
Pierre Bossier	100%	41,439	2016	36,817	3.52%
Pioneer Place	100%	157,792	2016	140,189	3.52%
Salem Center	100%	37,416	2016	33,242	3.52%
Silver Lake Mall	100%	13,078	2016	11,619	3.52%
Southwest Plaza	100%	106,375	2016	94,508	3.52%
Spring Hill Mall	100%	52,611	2016	46,742	3.52%
The Shops at Fallen Timbers	100%	46,992	2016	41,749	3.52%
Westwood Mall	100%	27,019	2016	24,005	3.52%
White Mountain Mall	100%	10,596	2016	9,414	3.52%
Fashion Show	100%	624,453	2017	538,366	3.27%
The Shoppes At The Palazzo	100%	241,327	2017	208,058	3.27%

Total		$2,349,481		$2,068,108	3.41%

Consolidated Corporate
Junior Subordinated Notes Due 2041	100%	$206,200	2041	$206,200	Libor + 145 bps

Total Variable Rate Debt		$2,555,681		$2,274,308	3.27%

Total Fied and Variable Rate Debt(3)		$19,941,586		$17,845,152	5.23%

(1)
Proportionate share for Consolidated Properties presented exclusive of noncontrolling interests.

(2)
Excludes properties included in Discontinued Operations.

(3)
Excludes the $750M corporate revolver. As of December 31, 2011, the corporate revolver was undrawn.

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

Regional Mall Lease Expiration Schedule

        The following table indicates various lease expiration information related to the consolidated regional malls, community centers and office buildings owned and excludes properties transferred to RPI, properties classified as discontinued operations and properties held for disposition. The table also excludes expirations and rental revenue from temporary tenants and tenants that pay percent in lieu rent. See "Note 3—Summary of Significant Accounting Policies" to the consolidated financial statements for our accounting policies for revenue recognition from our tenant leases and "Note 10—Rentals Under Operating Leases" to the consolidated financial statements for the future minimum rentals of our operating leases for the consolidated properties.

Year	Total Minimum Rent	Total Minimum Rent Expiring	% of Total Minimum Rent Expiring	Number of Leases Expiring	Total Area Square Feet Expiring
	(in thousands)	(in thousands)			(in thousands)
2012	$1,337,195	$48,473	3.6%	2,453	5,982
2013	1,267,646	44,186	3.5%	1,713	5,754
2014	1,143,619	50,937	4.5%	1,474	6,388
2015	1,003,459	55,325	5.5%	1,344	6,171
2016	860,472	68,954	8.0%	1,255	7,130
2017	710,858	55,950	7.9%	1,032	6,131
2018	557,687	50,280	9.0%	879	4,980
2019	428,504	38,022	8.9%	590	4,330
2020	329,819	37,586	11.4%	525	4,053
2021	222,279	44,780	20.1%	571	3,116
Subsequent	426,118	322,474	75.7%	560	11,483

Non-Retail Properties

        See Item 1 "Narrative Description of Business" for information regarding our other properties (office, industrial and mixed-use buildings).

ITEM 3.    LEGAL PROCEEDINGS

        Other than certain remaining claims related to or arising from our Chapter 11 cases described in this Annual Report (see Note 17 to the Consolidated Financial Statements), neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

Urban Litigation

        In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages, equitable relief and injunctive relief, the last of which would require the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership. The case is currently in expert discovery; certain fact discovery matters are on appeal to the Illinois Supreme Court. John Schreiber, one of our directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that is adverse to us. While we do not believe that this litigation will have a material adverse effect on us, we are disclosing its existence due to Mr. Schreiber's interest in the case.

Tax Indemnification Liability

        Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million. As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability. We have accrued $303.8 million as of December 31, 2011 and 2010 related to the tax indemnification liability. In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheet as of December 31, 2011 and $19.7 million as of December 31, 2010. The aggregate liability of $325.4 million represents management's best estimate of our liability as of December 31, 2011, which will be periodically evaluated in the aggregate. We do not expect to make any payments on the tax indemnification liability within the next 12 months.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On April 16, 2009, the Predecessor's common stock was suspended from trading on the New York Stock Exchange (the "Exchange"). On April 17, 2009, the Predecessor's common stock began trading on the Pink Sheets under the symbol GGWPQ. The Predecessor's common stock was delisted from the Exchange on May 21, 2009. On February 24, 2010, the Predecessor's common stock was relisted on the Exchange. On November 5, 2010, GGP common stock and HHC common stock began trading on a "when issued basis" and such stock began regular trading on November 10, 2010 following the effectiveness of the Plan and the issuance of such stock. As of February 17, 2012, our common stock was held by 3,449 stockholders of record.

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

	Stock Price
Quarter Ended	High	Low
2011
December 31	$15.19	$10.68
September 30	17.43	11.64
June 30	16.85	14.81
March 31	16.24	14.13
2010
December 31	$16.50	$13.30
September 30*	15.67	12.36
June 30*	16.84	13.16
March 31*	17.28	8.58

*
Represents high and low prices for the Predecessor. As the Predecessor included the operations of HHC prior to the Effective Date, high and low prices for the Predecessor and GGP common stock do not reflect comparable investments.

        The following table summarizes distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Amount
2011
December 20	December 30	January 12, 2012(a)	$0.43
November 7	December 30	January 13, 2012	0.10
July 29	October 14	October 31	0.10
April 26	July 15	July 29	0.10
March 29	April 15	April 29	0.10
2010
December 20	December 30	January 27, 2011(b)	$0.38

(a)
The dividend was payable in the form of RPI common stock.

(b)
The dividend was payable in a combination of cash and common stock with the cash component of the dividend paid not to exceed 10% in the aggregate. Based on the volume weighted average trading prices of the Company's Common Stock on January 19, 20 and 21, 2011 ($14.4725 per share), approximately 22.3 million shares of Common Stock were issued and approximately $35.8 million in cash (excluding cash for fractional shares) was paid to Common Stockholders on January 27, 2011. This dividend was a 2010 dividend and was intended to allow the Company to satisfy its 2010 REIT distribution requirements (Note 8). The Company intends to pay dividends on its common stock in the future to maintain its REIT status, with the amounts paid in common stock as opposed to cash yet to be determined.

Recent Sales of Unregistered Securities and Repurchase of Shares

        On May 4, 2011, we purchased shares of our common stock on the New York Stock Exchange through a private purchase (Note 11). In addition, on August 8, 2011, our Board of Directors authorized the Company to repurchase up to $250 million of its common stock. During the year ended December 31, 2011, we have purchased 5,247,580 shares at a weighted average price of $12.53 per share for a total of $65.7 million.

        The following table provides the information with respect to the stock repurchases made by GGP during the year ended December 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
August 18 - 26, 2011	2,046,940	13.15	2,046,940	223,092
September 1 - 22, 2011	2,273,172	12.46	2,273,172	194,770
October 3 - 5, 2011	927,468	11.33	927,468	184,261

        See Note 13 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2011, Note 11 for information regarding redemptions of the common units of GGP Limited Partnership held by limited partners (the "Common Units") for common stock and Note 18 for information regarding the previous issuance of common stock related to the Contingent Stock Agreement.

        The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, S&P 500 and the National Association of REIT—Equity REITs for the period of November 10, 2010 (the first trading day following the Effective Date) through December 31, 2011.

Comparison of 14 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2011

		11/9/2010	Q4 2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011
General Growth Properties, Inc.	Return %		(10.98)	0.00	8.53	(27.07)	25.81
	Cum $	100.00	89.02	89.01	96.61	70.45	88.63
S&P 500 Index—Total Returns	Return %		3.95	5.92	0.10	(13.86)	11.81
	Cum $	100.00	103.95	110.11	110.22	94.94	106.15
National Association of REIT's—Equity Reits	Return %		2.27	7.48	2.88	(15.06)	15.24
	Cum $	100.00	102.27	109.92	113.09	96.06	110.70

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report. As the Investment Agreements and consummation of the Plan on November 9, 2010 (Note 2 and 4) triggered the application of acquisition accounting on the Effective Date, the results presented in the following table for the year ended December 31, 2010 have been presented separately for the Predecessor and Successor companies. In addition, the distribution of the HHC Businesses on the Effective Date results in such businesses being classified as discontinued operations in the Predecessor financial information and being excluded in the Successor financial information.

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(In thousands, except per share amounts)
OPERATING DATA
Revenues	$2,742,942	$409,117	$2,362,955	$2,829,964	$3,005,373	$2,821,290
Depreciation and amortization	(979,328)	(136,207)	(561,861)	(694,139)	(704,176)	(599,969)
Provisions for impairment	(64,337)	—	(4,516)	(393,076)	(63,376)	(2,583)
Other operating expenses	(1,106,348)	(187,747)	(893,616)	(1,133,749)	(1,060,146)	(1,134,765)
Interest expense, net	(956,148)	(138,448)	(1,257,751)	(1,281,136)	(1,305,215)	(1,183,368)
Warrant liability adjustment	55,042	(205,252)	—	—	—	—
Reorganization items	—	—	(339,314)	118,872	—	—
(Provision for) benefit from income taxes	(9,256)	8,909	60,456	(6,570)	(7,820)	304,388
Equity in income (loss) of unconsolidated affiliates	2,898	(504)	21,857	32,843	57,088	89,949

(Loss) income from continuing operations	(314,535)	(250,132)	(611,790)	(526,991)	(78,272)	294,942
Income (loss) from discontinued operations	7,654	(5,952)	(600,618)	(777,725)	96,746	52,456
Allocation to noncontrolling interests	(6,291)	1,868	26,650	20,027	(13,755)	(73,756)

Net (loss) income available to common stockholders	$(313,172)	$(254,216)	$(1,185,758)	$(1,284,689)	$4,719	$273,642

Basic (loss) earnings per share:
Continuing operations	$(0.34)	$(0.26)	$(1.89)	$(1.62)	$(0.35)	$1.15
Discontinued operations	0.01	(0.01)	(1.85)	(2.49)	0.37	0.27

Total basic earnings per share	$(0.33)	$(0.27)	$(3.74)	$(4.11)	$0.02	$1.42

Diluted (loss) earnings per share:
Continuing operations	$(0.38)	$(0.26)	$(1.89)	$(1.62)	$(0.35)	$1.15
Discontinued operations	0.01	(0.01)	(1.85)	(2.49)	0.37	0.27

Total diluted earnings per share	$(0.37)	$(0.27)	$(3.74)	$(4.11)	$0.02	$1.42

Dividends declared per share(1)(2)(3)	$0.83	$0.38	$—	$0.19	$1.50	$1.85

REAL ESTATE PROPERTY NET OPERATING INCOME(4)	$2,171,089	$317,318	$1,879,238	$2,241,805	$2,394,158	$2,218,373
FUNDS FROM OPERATIONS(5)	$908,153	$(81,750)	$694,427	$610,426	$885,202	$1,083,439
CASH FLOW DATA(6)
Operating activities	$502,802	$(358,607)	$41,018	$871,266	$556,441	$707,416
Investing activities	485,423	63,370	(89,160)	(334,554)	(1,208,990)	(1,780,932)
Financing activities	(1,436,664)	(221,051)	931,345	(51,309)	722,008	1,075,911

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
BALANCE SHEET DATA
Investment in real estate assets—cost	$27,610,311	$28,293,864	$30,329,415	$31,733,578	$30,449,086
Total assets	29,518,151	32,367,379	28,149,774	29,557,330	28,814,319
Total debt	17,335,706	18,047,957	24,456,017	24,756,577	24,282,139
Redeemable preferred noncontrolling interests	120,756	120,756	120,756	120,756	223,677
Redeemable common noncontrolling interests	103,039	111,608	86,077	379,169	2,135,224
Stockholders' equity	8,483,329	10,079,102	822,963	1,836,141	(314,305)

(1)
The 2011 dividend includes the impact for the non-cash dividend distribution of RPI.

(2)
The 2010 dividend was paid 90% in Common Stock and 10% in cash in January 2011.

(3)
The 2009 dividend was paid 90% in Common Stock and 10% in cash in January 2010.

(4)
Real estate property net operating income ("NOI" as defined below) is presented at our prorata share and does not represent income from operations as defined by GAAP.

(5)
Funds From Operations ("FFO" as defined below) does not represent cash flows from operations as defined by GAAP.

(6)
Cash flow data only represents GGP's consolidated cash flows as defined by GAAP and as such, operating cash flow does not include the cash received from our Unconsolidated Real Estate Affiliates, except to the extent of our cumulative share of GAAP earnings from such affiliates.

Basis of Presentation

        The Company emerged from Chapter 11 on November 9, 2010, which we refer to as the Effective Date. The structure of the Plan Sponsors' investments triggered the application of the acquisition method of accounting. The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2011 and for the period from November 10, 2010 to December 31, 2010, and the Consolidated Statement of Cash Flows and the Consolidated Statement of Equity for the year ended December 31, 2011 and for the period from November 10, 2010 to December 31, 2010 reflect the revaluation of the Predecessor's assets and liabilities to fair value as of the Effective Date. Certain elements of our financial statements were significantly changed by these adjustments, such as depreciation which is calculated on revalued property and equipment and amortization of above and below market leases and other intangibles which is also calculated on revalued assets and liabilities. The results for the Successor and Predecessor are based on different bases of accounting. Due to the increased depreciation in operating expenses and the net decrease of revenues due to the amortization of above and below market leases and straight-line rent, certain line items of the Predecessor's and Successor's statements of operations are not directly comparable.

Non-GAAP Financial Measures

Real Estate Property Net Operating Income

        We present NOI, as defined below, in this Annual Report as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that NOI is a useful supplemental measures of our operating performance. NOI is defined as operating revenues (rental income, tenant recoveries and other income) less property and related expenses (real estate taxes, property maintenance costs, marketing, other property expenses and provision for doubtful accounts). Other real estate companies may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other real estate companies.

        Because NOI excludes general and administrative expenses, interest expense, impairment or other non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, reorganization items, strategic initiatives, provision for income taxes and discontinued operations, we believe that NOI provides performance measures that, when compared year over year, reflect the revenues and expenses directly associated with owning and operating regional shopping malls and the impact on operations from trends in occupancy rates, rental rates and operating costs. These measures thereby provide an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss) attributable to common stockholders. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

        In addition, management believes that NOI provides useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss) attributable to common stockholders.

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(In thousands)
Real Estate Property Net Operating Income:	$2,171,089	$317,318	$1,879,238	$2,241,805	$2,394,158	$2,218,373
Unconsolidated properties	(368,848)	(53,958)	(313,129)	(366,644)	(374,354)	(337,933)
Management fees and other corporate revenues	61,173	8,887	54,351	75,304	96,069	117,835
Property management and other costs	(205,759)	(29,837)	(136,787)	(170,455)	(180,773)	(194,076)
General and administrative	(36,003)	(22,262)	(24,895)	(47,440)	(54,590)	(40,269)
Strategic initiatives	—	—	—	(46,882)	(2,951)	—
Litigation benefit (provision)	—	—	—	—	57,131	(89,225)
Provisions for impairment	(64,337)	—	(4,516)	(393,076)	(63,376)	(2,583)
Depreciation and amortization	(979,328)	(136,207)	(561,861)	(694,139)	(704,176)	(599,969)
Noncontrolling interest in NOI of consolidated properties and other	14,942	1,222	10,561	10,527	10,537	11,820

Operating income	$592,929	$85,163	$902,962	$609,000	$1,177,675	$1,083,973

Funds From Operations

        Consistent with real estate industry and investment community practices, we use FFO as a supplemental measure of our operating performance. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) attributable to common stockholders computed in accordance with GAAP, excluding impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for the preceding items in our unconsolidated partnerships and joint ventures. We believe our definition of FFO is consistent with the definition of FFO as established by NAREIT.

        We consider FFO a useful supplemental measure and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. FFO does not include real estate depreciation and amortization required by GAAP since these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance. FFO is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenues, operating income (loss), net income (loss) attributable to common stockholders or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

        In order to provide a better understanding of the relationship between FFO and net income (loss) attributable to common stockholders, a reconciliation of FFO to net income (loss) attributable to common stockholders has been provided.

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(In thousands)
FFO(1)	$908,153	$(81,750)	$694,427	$610,426	$885,202	$1,083,439
Depreciation and amortization of capitalized real estate costs	(1,167,799)	(163,086)	(672,544)	(826,083)	(831,247)	(733,821)
(Loss) gain on dispositions	16,559	(4,976)	(1,129,711)	957	55,044	42,745
Noncontrolling interest in depreciation of consolidated joint ventures and other	9,339	382	4,129	3,684	3,330	3,199
Provision for impairment excluded from FFO	(63,421)	—	(4,516)	(230,787)	(3,951)	—
Provision for impairment excluded from FFO of discontinued operations	(4,045)	—	(62,640)	(801,023)	(48,165)	—
Redeemable noncontrolling interests	2,212	4,044	36,352	31,370	(927)	(58,552)
Depreciation and amortization of discontinued operations	(14,170)	(8,830)	(51,255)	(73,233)	(54,567)	(63,368)

Net (loss) income attributable to common stockholders	$(313,172)	$(254,216)	$(1,185,758)	$(1,284,689)	$4,719	$273,642

(1)
In 2011 NAREIT amended its definition of FFO to allow the exclusion of impairment write-downs on depreciable real estate. As such, our FFO numbers have been conformed for all years presented.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report and whose descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have the same meanings as in such Notes.

Overview—Introduction

        Our primary business is to own, manage, lease and develop regional malls. The substantial majority of our properties are located in the United States; however, we also own interests in regional malls and property management activities (through unconsolidated joint ventures) in Brazil. As of December 31, 2011, we are the owner, either entirely or with joint venture partners, of 136 regional malls in 41 states (excluding properties held for sale and properties included in the RPI Spin-Off). We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

        On December 20, 2011, the Board of Directors approved RPI Spin-Off, which included a 30-mall wholly owned portfolio, in the form of a special dividend. On January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011.

GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock held as of December 30, 2011. Subsequent to the spin-off we retained an approximately 1% interest in RPI. These properties are presented as part of continuing operations in the Consolidated Financial Statements and will be reclassified to discontinued operations when the spin-off is completed.

Overview

        In 2011, we embarked on a strategy to execute transactions to achieve our long-term strategy of enhancing the quality of our portfolio and maximizing total returns for our shareholders. We improved the overall quality of our portfolio by selling non-core assets and executing the completion of the RPI Spin-Off on January 12, 2012. In addition, in certain circumstances, we sold or transferred properties to the mortgage holder of non-recourse debt through deed in lieu transactions which we believe were in the best interests of our shareholders. During 2011, we successfully completed transactions promoting our long-term strategy as summarized below:

  •
  decreased our borrowing costs and lengthened our overall remaining term-to-maturity by refinancing $2.6 billion of mortgage notes;

  •
  approved the spin-off to our shareholders of 30 Class B regional malls in the form of a special taxable dividend of shares of RPI. The transaction was consummated on January 12, 2012 and decreased our outstanding mortgage notes by $1.1 billion;

  •
  sold, or transferred to the mortgage holder, whole or partial interests in approximately 11.5 million square feet of gross leasable area comprised of regional malls for $879.7 million including property level debt of $752.1 million;

  •
  acquired whole or partial interests in approximately 2.45 million square feet of gross leasable area comprised of regional malls, anchor pads and big box stores, for approximately $168.4 million, including the assumption of $34.7 million of property-level debt;

  •
  formed a joint venture partnership with Kimco Realty to redevelop Owings Mills Mall in Owings Mills, Maryland, a one-million square foot regional mall;

  •
  opened 28 new anchor/big boxes totaling approximately 920,000 square feet and three department stores totaling 402,000 square feet; and

  •
  formed a joint venture partnership with the Canada Pension Plan Investment Board (CPP) to purchase Plaza Frontenac in Frontenac (St. Louis), Missouri. We contributed St. Louis Galleria to the joint venture and CPP contributed $83.0 million in cash.

        As a result of our efforts in 2011, our portfolio now has sales in excess of $500 per square foot. We will continue to evaluate other opportunities to improve our portfolio. Our total portfolio pro rata Core NOI increased 2.4% from $2.18 billion in 2010 to $2.23 billion in 2011 as a result of increased rents and recoveries as well as an increase in overage rents while expenses remained relatively flat. Our Core FFO increased 7.8% from $869.2 million in 2010 to $937.0 million in 2011 (see below in "Core NOI and Core FFO Reconciliation" for definition of Core NOI and Core FFO). Core FFO increases are a result of the increases in Core NOI as well as a decrease in pro rata interest expense as a result of amortization of debt and improved terms of refinancing transactions completed in 2011.

        Our key operational objectives include the following:

  •
  increase the permanent occupancy of the regional mall portfolio, including converting temporary leases to permanent leases, which have longer contractual terms and significantly higher minimum rents and tenant recovery rates;

  •
  lease vacant space;

  •
  opportunistically acquire whole or partial interests in high-quality regional malls and anchor pads that improve the overall quality of our portfolio;

  •
  commence several redevelopment projects within our portfolio;

  •
  form joint ventures with institutional investors to acquire partial interests in regional malls, either currently owned by us or through a new acquisition;

  •
  dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, retail strip centers and certain regional malls; and

  •
  continue to refinance our maturing debt, and certain debt prepayable without penalty, with the goal of lowering our overall borrowing costs and managing future maturities.

        On February 23, 2012, we signed a definitive agreement for the acquisition of 11 Sears anchor pads within our portfolio for $270 million. This portfolio represents a significant opportunity to recapture valuable real estate within our portfolio and enhances several expansion and redevelopment opportunities, including re-tenanting the anchor space and adding new in-line GLA. The acquisition is expected to close in the second quarter of 2012 subject to customary closing conditions.

        We seek to increase long-term NOI growth through proactive management and leasing of our regional malls. Our leasing strategy is to identify and provide the right stores and the appropriate merchandise for each of our regional malls. We believe that the most significant operating factor affecting incremental cash flow and NOI is increased rents earned from tenants at our properties. These rental revenue increases are primarily achieved by:

  •
  renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates;

  •
  increasing occupancy at the properties so that more space is generating rent; and

  •
  increased tenant sales in which we participate through overage rent.

        The following table summarizes selected operating statistics for our portfolio of regional malls:

December 31, 2011(1)	Rents per square foot(2)	Percentage Leased(3)	Tenant Sales(4)
Consolidated Properties	$65.12	94.30%	$492
Unconsolidated Properties	$70.14	95.40%	$537

Total Domestic Portfolio	$66.58	94.60%	$505
December 31, 2010(1)
Consolidated Properties	$63.63	93.10%	$458
Unconsolidated Properties	$69.31	94.70%	$493

Total Domestic Portfolio	$65.25	93.50%	$468
% Change
Consolidated Properties	2.34%	1.29%	7.42%
Unconsolidated Properties	1.20%	0.74%	8.92%

Total Domestic Portfolio	2.04%	1.18%	7.91%

(1)
Data excludes RPI, a 30-mall wholly owned subsidiary of GGP which was spun-off on January 12, 2012, and International.

(2)
Weighted average rent of mall stores less than 10,000 square feet as of December 31, 2011, which represents approximately 90% of our total square footage. Rent is presented on a cash basis and consists of minimum rent, common area costs and real estate taxes and includes any tenant concessions that may have been granted.

(3)
Represents contractual obligations for space in regional malls or predominantely retail centers and excludes traditional anchors.

(4)
Comparative rolling twelve month tenant sales for mall stores less than 10,000 square feet, which represents 90% of our total square footage.

Results of Operations

        To provide a more meaningful comparison between annual periods, we have aggregated the Predecessor operations results for 2010 with the Successor 2010 results. All of the following results include RPI, as it was classified in continuing operations for all periods presented.

Year Ended December 31, 2011 and 2010

        The following table compares major revenue and expense items:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Period from January 1 through November 9, 2010	Year Ended December 31, 2010	$ Change	% Change
	(In thousands)
Property revenues:
Minimum rents	$1,738,246	$255,599	$1,522,703	$1,778,302	$(40,056)	(2.3)
Tenant recoveries	794,378	108,994	690,292	799,286	(4,908)	(0.6)
Overage rents	67,309	19,691	34,540	54,231	13,078	24.1
Other, including noncontrolling interests	66,894	14,724	50,508	65,232	1,662	2.5

Total property revenues	2,666,827	399,008	2,298,043	2,697,051	(30,224)	(1.1)%

Property operating expenses:
Real estate taxes	254,253	35,712	217,270	252,982	1,271	0.5
Property maintenance costs	110,052	20,030	89,551	109,581	471	0.4
Marketing	38,447	12,300	24,185	36,485	1,962	5.4
Other property operating costs	455,611	67,135	385,325	452,460	3,151	0.7
Provision for doubtful accounts	6,223	471	15,603	16,074	(9,851)	(61.3)

Total property operating expenses	864,586	135,648	731,934	867,582	(2,996)	(0.3)

Net operating income	$1,802,241	$263,360	$1,566,109	$1,829,469	$(27,228)	(1.5)%

Certain non-cash components of net operating income:
Straight-line rent	$(86,255)	$(2,910)	$(28,320)	$(31,230)	$(55,025)	176.2
Above- and below-market tenant leases, net	133,119	16,105	(5,797)	10,308	122,811	1,191.4
Above- and below-market ground rent expense, net	5,983	829	4,626	5,455	528	9.7
Real estate tax stabilization agreement	6,312	899	3,368	4,267	2,045	47.9

Total	59,159	14,923	(26,123)	(11,200)	70,359	(628.2)

Core net operating income	$1,861,400	$278,283	$1,539,986	$1,818,269	$43,131	2.4%

        The following table is a breakout of the components of minimum rents:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Period from January 1 through November 9, 2010	Year Ended December 31, 2010	$ Change	% Change
	(In thousands)
Components of Minimum rents
Base minimum rents	$1,767,226	$266,552	$1,469,601	$1,736,153	$31,073	1.8%
Lease termination income	17,884	2,242	18,985	21,227	(3,343)	(15.7)
Straight-line rent	86,255	2,910	28,320	31,230	55,025	176.2
Above- and below-market tenant leases, net	(133,119)	(16,105)	5,797	(10,308)	(122,811)	1,191.4

Total Minimum rents	$1,738,246	$255,599	$1,522,703	$1,778,302	$(40,056)	(2.3)%

        The base minimum rents have increased due to a net increase in contractual rental rates and an increase in permanent occupancy within our regional malls. The changes in straight-line rent and above-and below-market leases, net reflect the impact of the application of acquisition accounting in the fourth quarter of 2010. Lease termination income decreased due to fewer lease terminations.

        Tenant recoveries decreased $4.9 million for the year ended December 31, 2011 primarily due to a decrease of $3.3 million in marketing and promotional revenue and a $0.7 million decrease in HVAC revenue as well as the impact of gross deals signed in prior years.

        Overage rents increased $13.1 million for the year ended December 31, 2011 primarily due to increased tenant sales in 2011.

        Other revenue, including noncontrolling interests, increased $1.7 million primarily due to advertising and promotion revenue.

        Real estate taxes increased $1.3 million for the year ended December 31, 2011 primarily due to the amortization of an intangible asset related to real estate taxes at one property, which was partially offset by a favorable real estate tax settlement that resulted in lower expense in 2010.

        Marketing increased $2.0 million for the year ended December 31, 2011 primarily due to increased marketing efforts related to internal and external advertising, which was partially offset by a decrease in national advertising.

        Other property operating costs increased $3.2 million for the year ended December 31, 2011 primarily due to a $10.5 million increase in utilities and a $3.3 million increase in outside professional services, which are partially offset by a $11.5 million decrease in payroll, benefits and incentive compensation.

        The provision for doubtful accounts decreased $9.9 million for the year ended December 31, 2011 primarily due to improved collections of outstanding accounts receivable during 2011. In addition, the provision was higher in 2010 as the result of tenant bankruptcies and weaker economic conditions.

Net Operating Income to Operating Income

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Period from January 1 through November 9, 2010	Year Ended December 31, 2010	$ Change	% Change
	(In thousands)
Net Operating Income	$1,802,241	$263,360	$1,566,109	$1,829,469	$(27,228)	(1.5)%
Management fees and other corporate revenues	61,173	8,887	54,351	63,238	(2,065)	(3.3)
Property management and other costs	(205,759)	(29,837)	(136,787)	(166,624)	(39,135)	23.5
General and administrative	(36,003)	(22,262)	(24,895)	(47,157)	11,154	(23.7)
Provision for impairment	(64,337)	—	(4,516)	(4,516)	(59,821)	1,324.6
Depreciation and amortization	(979,328)	(136,207)	(561,861)	(698,068)	(281,260)	40.3
Noncontrolling interest	14,942	1,222	10,561	11,783	3,159	26.8

Operating Income	$592,929	$85,163	902,962	988,125	(395,196)	(40.0)%

        Management fees and other corporate revenues decreased $2.1 million for the year ended December 31, 2011 due to a $1.4 million decrease in management fees resulting from the sale of our third-party management business in July 2010. In addition, development fees and specialty lease fees decreased approximately $1.5 million for the year ended December 31, 2011 due to lower fees earned as a result of delays in projects at three properties owned by our Unconsolidated Real Estate Affiliates.

        Property management and other costs increased $39.1 million for the year ended December 31, 2011 due to a $20.0 million increase in professional services primarily related to the RPI Spin-Off, a $12.4 million increase in severance as part of the realignment of the Company, a $9.2 million increase in incentive compensation and a $2.9 million increase in occupancy costs, which were partially offset by a $5.8 million decrease in payroll and benefits.

        General and administrative expenses decreased by $11.2 million for the year ended December 31, 2011 primarily due to the reversal of previously accrued bankruptcy costs and gains on bankruptcy settlements of $23.1 million, which were offset by a $13.0 million increase in stock based compensation due to an increase in executive stock grants issued in 2011.

        Provision for impairment included charges of $64.3 million related to two operating properties and one non-income producing asset for the year ended December 31, 2011. Based on the results of the Predecessor's evaluations for impairment, we recognized impairment charges related to operating properties and properties under development of $4.5 million for the period from January 1, 2010 through November 9, 2010.

        Depreciation and amortization increased $281.3 million for the year ended December 31, 2011 primarily due to the impact of the application of the acquisition accounting in the fourth quarter of 2010.

        The following are explanations for significant changes in line items reported below operating income:

        Interest expense decreased $439.8 million for the year ended December 31, 2011 primarily as we refinanced 20 properties, resulting in a lower debt balance and lower weighted average interest expense in 2011.

        The Warrant liability adjustment was $55.0 million for the year ended December 31, 2011 due to the non-cash expense recognized as a result of the change in the fair value of the Warrant liability (Note 9). The decrease in the fair value was primarily due to the decrease our stock price and the change in implied volatility.

        The provision for income taxes was $9.3 million for the year ended December 31, 2011 and the benefit for income taxes was $69.4 million for the year ended December 31, 2010. The change was primarily due to changes in liabilities pursuant to uncertain tax positions.

        The decrease in equity in (loss) income of Unconsolidated Real Estate Affiliates for the year ended December 31, 2011 was primarily due to a $47.3 million decrease in amortization of intangible assets and liabilities, including above and below market lease amortization. This is offset by $21.1 million related to the impairment of our investment in Turkey in 2010.

Year Ended December 31, 2010 and 2009

Retail and Other

        The following table compares major revenue and expense items:

	Successor	Predecessor		Predecessor
	Period from November 10 through December 31, 2010	Period from January 1 through November 9, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
	(In thousands)
Property revenues:
Minimum rents	$255,599	$1,522,703	$1,778,302	$1,805,463	$(27,161)	(1.5)%
Tenant recoveries	108,994	690,292	799,286	824,095	(24,809)	(3.0)
Overage rents	19,691	34,540	54,231	47,972	6,259	13.0
Other, including noncontrolling interests	14,724	50,508	65,232	66,248	(1,016)	(1.5)

Total property revenues	399,008	2,298,043	2,697,051	2,743,778	(46,727)	(1.7)%

Property operating expenses:
Real estate taxes	35,712	217,270	252,982	251,227	1,755	0.7
Property maintenance costs	20,030	89,551	109,581	101,281	8,300	8.2
Marketing	12,300	24,185	36,485	32,134	4,351	13.5
Other property operating costs	67,135	385,325	452,460	458,656	(6,196)	(1.4)
Provision for doubtful accounts	471	15,603	16,074	25,674	(9,600)	(37.4)

Total property operating expenses	135,648	731,934	867,582	868,972	(1,390)	(0.2)

Net Operating Income	$263,360	$1,566,109	$1,829,469	$1,874,806	$(45,337)	(2.4)%

Certain non-cash components of net operating income:
Straight-line rent	$(2,910)	$(28,320)	$(31,230)	$(25,155)	(6,075)	24.2
Above- and below-market tenant leases, net	16,105	(5,797)	10,308	(9,597)	19,905	(207.4)
Above- and below-market ground rent expense, net	829	4,626	5,455	5,447	8	0.1
Real estate tax stabilization agreement	899	3,368	4,267	3,924	343	8.7

Total	14,923	(26,123)	(11,200)	(25,381)	14,181	(55.9)

Core net operating income	$278,283	$1,539,986	$1,818,269	$1,849,425	$(31,156)	(1.7)%

        The following table is a breakout of the components of minimum rents:

	Successor	Predecessor		Predecessor
	Period from November 10 through December 31, 2010	Period from January 1 through November 9, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
	(In thousands)
Components of Minimum rents
Base minimum rents	$266,552	$1,469,601	$1,736,153	$1,747,975	$(11,822)	(0.7)%
Lease termination income	2,242	18,985	21,227	22,736	(1,509)	(6.6)
Straight-line rent	2,910	28,320	31,230	25,155	6,075	24.2
Above- and below-market tenant leases, net	(16,105)	5,797	(10,308)	9,597	(19,905)	(207.4)

Total Minimum rents	$255,599	$1,522,703	$1,778,302	$1,805,463	$(27,161)	(1.5)%

        The base minimum rents decreased $11.8 million primarily due to a decrease in rents per square foot and occupancy and $11.1 million due to the reduction in specialty leasing. The changes in straight-line rent and above- and below-market tenant leases reflect the impact of the application of the acquisition method of accounting in the fourth quarter of 2010.

        Tenant recoveries decreased $24.8 million primarily as the result of the conversion of tenants to gross leases and lower recoveries related to common area maintenance, real estate taxes and electric utility expense as a result of tenant settlements for prior years that were delayed due to the Predecessor's bankruptcy and $5.0 million resulting from lower marketing and promotional revenue. Overage rents increased $6.3 million for the year ended December 31, 2010 primarily due to increased tenant sales in 2010.

        Property maintenance costs increased $8.3 million for the year ended December 31, 2010 primarily due to increased spending on mall upkeep, including labor costs and equipment and supplies.

        Marketing increased $4.4 million for the year ended December 31, 2010 primarily due to increased spending on national projects such as our Shop 'til You Rock, E-marketing and Shopper Rewards programs.

        Other property operating costs decreased by $6.2 million for the year ended December 31, 2010 primarily due to reduced utility costs. Partially offsetting this decrease is increased electric expense in 2010 due to comparatively warmer summer weather conditions, and increases in landscaping and cleaning costs.

        The provision for doubtful accounts decreased $9.6 million for the year ended December 31, 2010 primarily due to higher allowances in 2009 related to tenant bankruptcies and weak economic conditions.

Net Operating Income to Operating Income

	Successor	Predecessor		Predecessor
	Period from November 10 through December 31, 2010	Period from January 1 through November 9, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
	(In thousands)
Net Operating Income	$263,360	$1,566,109	$1,829,469	$1,874,806	$(45,337)	(2.4)%
Management fees and other corporate revenues	8,887	54,351	63,238	75,304	(12,066)	(16.0)
Property management and other costs	(29,837)	(136,787)	(166,624)	(170,455)	3,831	(2.2)
General and administrative	(22,262)	(24,895)	(47,157)	(94,322)	47,165	(50.0)
Provision for impairment	—	(4,516)	(4,516)	(393,076)	388,560	(98.9)
Depreciation and amortization	(136,207)	(561,861)	(698,068)	(694,139)	(3,929)	0.6
Noncontrolling interest	1,222	10,561	11,783	10,882	901	8.3

Operating Income	$85,163	$902,962	$988,125	$609,000	379,125	62.3%

        Management fees and other corporate revenues decreased $12.1 million for the year ended December 31, 2010 primarily due to a $2.3 million decrease in lease fees, a $3.4 million decrease in development fees and a $3.0 million decrease in management fees. Of the total decrease, $5.7 million resulted from the sale of our third-party management business in July 2010.

        Property management and other costs decreased $3.8 million for the year ended December 31, 2010 primarily due to a $17.5 million decrease in compensation expense primarily resulting from a reduction in force in 2009 and the sale of our third party management business in July 2010. The decrease was partially offset by an $11.7 million increase in professional services primarily due to an increase in expenses for leasing, brokerage fees and information technology.

        General and administrative expenses decreased $47.2 million for the year ended December 31, 2010 due to a $2.9 million decrease in legal fees in 2010 and a $62.5 million decrease in professional fees related to the restructuring efforts incurred in 2009 prior to filing for Chapter 11 protection. Similar fees incurred after filing for Chapter 11 protection are recorded as reorganization items for the period January 1, 2010 through November 9, 2010. The decrease was partially offset by $11.0 million increase in executive compensation (primarily related to terminated employees) and a $1.1 million increase in fees paid to the board of directors. In addition, we have incurred $5.6 million of professional and other costs related to our emergence from bankruptcy and implementation of the Plan since the Effective Date which could not be accrued as of the Effective Date or classified as reorganization items.

        Based on the results of the Predecessor's evaluations for impairment, we recognized impairment charges of $4.5 million for the year ended December 31, 2010 and $393.1 million for the year ended December 31, 2009 related to properties not classified as held for disposition. Impairments on properties held for disposition are classified within discontinued operations.

        The following are explanations for significant changes in line items reported below operating income:

        Interest expense increased $115.7 million for the year ended December 31, 2010 primarily due to default interest that was incurred prior to the Effective Date, partially offset by reductions in 2010 interest expense on existing consolidated debt.

        The Warrant liability adjustment was $205.3 million in the period November 10, 2010 through December 31, 2010 due to the non-cash expense recognized in the period from November 10, 2010 through December 31, 2010 due to the mark-to-market of the Warrant liability as of December 31, 2010, primarily due to the increase in price of GGP's common stock since the Effective Date.

        Income taxes resulted in a benefit from of $69.4 million for the year ended December 31, 2010 and a provision for of $6.6 million for the year ended December 31, 2009. The change was primarily due to changes in liabilities pursuant to uncertain tax positions.

        The decrease in equity in (loss) income of Unconsolidated Real Estate Affiliates for the year ended December 31, 2010 was primarily due to the following:

  •
  ($21.1) million related to the impairments of our investment in Turkey;

  •
  ($2.4) million of lower interest income on GGP/Homart II joint venture as the member loans were distributed to the members in December 2009;

  •
  $9.7 million gain the Aliansce IPO; and

  •
  $1.6 million reflects the disposition of our interest in Highland Mall.

        Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at fair value upon emergence from bankruptcy and interest earned on cash accumulated by the Debtors. Such expenses increased in 2010 as the Plan was developed and finalized (Note 3).

Liquidity and Capital Resources

        Our capital plan is to refinance our existing debt, lower our borrowing costs, manage our future maturities and provide the necessary capital to fund growth. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $572.9 million of unrestricted cash and $750.0 million of available credit under our credit facility, as well as anticipated cash provided by operations. Our primary sources of cash to pay operating expenses, service debt, reinvest in properties, develop and redevelop properties and pay dividends include operating cash flows and borrowings under our revolving credit facility.

        We have executed a refinancing strategy of extending the average debt maturity profile while reducing interest rates. We will continue to modify our capital structure to provide the necessary financial flexibility to the Company.

        During 2011, we executed the following refinancing and capital transactions (at our prorata share):

  •
  refinanced $2.6 billion of mortgage notes and decreased our borrowing costs and lengthened our overall remaining term-to-maturity;

  •
  sold, or transferred to the mortgage holder, whole or partial interests in approximately 11.5 million square feet of gross leasable area comprised of regional malls for $879.7 million including property level debt of $752.1 million; and

  •
  improved the overall quality of our portfolio of assets through the approval of the RPI Spin-Off, making them more attractive to finance.

        As of December 31, 2011 we have $9.4 billion of debt pre-payable at par. We may pursue opportunities to refinance this debt at better terms. Our long term goal is to improve our overall debt to EBIDTA and leverage ratios by improving operations, amortization of debt and refinancing debt at improved terms.

        Our key financing and capital raising objectives include the following:

  •
  continue to refinance our maturing debt, and certain debt prepayable without penalty, with the goal of lowering our overall borrowing costs and managing future maturities'

  •
  raise capital by forming joint ventures with institutional investors to acquire partial interests in regional malls, either currently owned by us or through a new acquisition; and

  •
  dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, retail strips and regional malls.

        We may also raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnership or other capital raising activities.

        As of December 31, 2011, our proportionate share of total debt aggregated $20.04 billion consisting of our consolidated debt, net of noncontrolling interest, of $17.24 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of approximately $2.78 billion.

        The following table illustrates the scheduled loan maturities of our mortgages, notes and loans payable for our consolidated debt (net of noncontrolling interest) and unconsolidated debt at our proportionate share as of December 31, 2011. The table excludes debt included in liabilities on assets held for disposition. Also, $206.2 million of callable subordinated notes are included in the $1.40 billion of consolidated debt that is due in 2012. Although we do not expect the notes to be redeemed prior to maturity in 2041, the trust that owns the notes may exercise its right to redeem the notes prior to 2041.

Of the $5.66 billion of consolidated debt that matures in the subsequent period, $2.25 billion matures in 2017 and $1.35 billion matures in 2018.

	Consolidated(1)	Unconsolidated(1)
	(In thousands)
2012	$1,403,956	$831,166
2013	1,028,062	207,819
2014	2,410,307	68,211
2015	1,713,815	153,841
2016	3,158,118	—
Subsquent	5,663,552	1,206,305

(1)
Excludes RPI, a 30 mall wholly owned subsidiary of GGP, which was spun-off on January 12, 2012.

        Although, our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, redevelopment of properties, tenant allowances, dividends and restructuring costs. Our primary sources of cash include operating cash flow, including our share of cash flow produced by our Unconsolidated Real Estate Affiliates, and borrowings under our revolving credit facility.

        We generally believe that we will be able to extend the maturity date or refinance the consolidated debt that is scheduled to mature in 2012. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates that mature in 2012; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

        We repaid $338.8 million of corporate recourse debt during the year ended December 31, 2011. Following the repayment of these obligations, our only outstanding corporate debt is $206.2 million of Junior Subordinated Notes which are due in 2041 and $1.65 billion of bonds with maturity dates from 2012 through November 2015.

        The following table is a summary of refinancings from January 1, 2011 through December 31, 2011:

2011 Refinancings(1)	Newly Issued Mortgage Debt	Extinguished and/or Refinanced Debt
Consolidated at share (in thousands)	$3,241	$2,622
Weighted average interest rate	5.06%	5.83%

(1)
Data excludes RPI, a 30-mall wholly owned subsidiary of GGP, which was spun-off on January 12, 2012.

Redevelopment and Acquisitions

        We are currently redeveloping several consolidated and unconsolidated properties, with our joint venture partners, including Glendale Galleria and North Point. These projects are expected to be completed at the end of 2012 and we expect to incur costs of approximately $68 million at our pro rata share. We continue to evaluate a number of other redevelopment prospects and further enhance the quality of our assets in future periods. As part of our overall strategy we may:

  •
  opportunistically acquire whole or partial interests in high-quality regional malls and anchor pads that improve the overall quality of our portfolio;

  •
  commence several redevelopment projects within our portfolio identified as providing compelling risk-adjusted returns on investment;

        We may also purchase joint venture interests from our partners.

        On February 23, 2012, we signed a definitive agreement for the acquisition of 11 Sears anchor pads within our portfolio for $270 million. This portfolio represents a significant opportunity to recapture valuable real estate within our portfolio and enhances several expansion and redevelopment opportunities, including re-tenanting the anchor space and adding new in-line GLA. The acquisition is expected to close in the second quarter of 2012 subject to customary closing conditions.

Dividend

        On November 7, 2011, the Board of Directors of the Company declared a quarterly common share dividend of $0.10 per share to shareholders of record at the close of business on December 30, 2011, payable on January 13, 2012. In addition to the November 7, 2011 cash dividend declared, the Board of Directors approved the distribution of RPI on December 20, 2011 in the form of a special dividend for which GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock held as of December 30, 2011. RPI's net equity was recorded as of December 31, 2011 as a dividend payable as substantive conditions for the spin-off were met as of December 31, 2011 and it was probable that the spin-off would occur. Accordingly, as of December 31, 2011, we have recorded a distribution payable of $526.3 million and a related decrease in retained earnings (accumulated deficit), of which $426.7 million relates to the special dividend, on our Consolidated Balance Sheet. On January 12, 2012, we distributed our shares in RPI to the shareholders of record as of the close of business on December 30, 2011. This special dividend satisfied part of our 2011 and the 2012 REIT distribution requirements.

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

        On August 8, 2011, our Board of Directors authorized the Company to repurchase up to $250 million of its common stock. During the year ended December 31, 2011, we have purchased 5,247,580 shares at a weighted average price of $12.53 per share for a total of $65.7 million.

        There were no share repurchases during 2009 and 2010.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by (used in) operating activities was $502.8 million for the year ended December 31, 2011, (358.6) million for the period from November 10, 2010 through December 31, 2010, $41.0 million for the period from January 1, 2010 through November 9, 2010, and $871.3 million for the year ended December 31, 2009. Significant components of net cash provided by (used in) operating activities include:

  •
  In 2011, the decrease in accounts payable and accrued expenses of $(135.4) million is primarily attributable to the $115.0 million payment of the KEIP (Note 3) during the first quarter of 2010, as well as payment of accrued bankruptcy-related claims, restructuring costs and real estate taxes;

  •
  in 2010, a $(220.0) million payment by the Successor related to the Contingent Stock Agreement with HHC;

  •
  a 2010 decrease in accounts payable and accrued expenses for the Successor of $(203.1) million primarily attributable to payment of accrued interest and liabilities previously stayed by the Successor's Chapter 11 filing; and

  •
  a 2009 increase in Accounts payable and accrued expenses of $355.0 million primarily attributable to the interest and liabilities stayed by the Predecessor's Chapter 11 filing.

Cash Flows from Investing Activities

        Net cash provided by (used in) investing activities was $485.4 million for the year ended December 31, 2011, $63.4 million for the period from November 10, 2010 through December 31, 2010, $(89.2) million for the period from January 1, 2010 through November 9, 2010 and ($334.6) million for the year ended December 31, 2009. Significant components of net cash provided by (used in) investing activities include:

  •
  In 2011, proceeds primarily from the sale of 15 investment properties of $627.9 million;

  •
  2011 anchor acquisitions and additions and improvements to investment properties of $(253.3) million;

  •
  2010 acquisitions of $(223.4) million by the Predecessor; and

  •
  $(252.8) million in 2009 primarily related to additions and improvements to existing investment properties.

Cash Flows from Financing Activities

        Net cash (used in) provided by financing activities was $(1.44) billion for the year ended December 31, 2011, $(221.1) million for the period from November 10, 2010 through December 31, 2010, $931.3 million for the period from January 1, 2010 through November 9, 2010 and $(51.3) million for the year ended December 31, 2009. Significant components of net cash (used in) provided by financing activities include:

  •
  In 2011,we made principal payments of ($2.80) billion and received proceeds of $2.15 billion related to our mortgages, notes and loans payable;

  •
  The 2011 purchase and cancellation of common shares of ($553.5) million;

  •
  in 2010, the Successor received proceeds from the issuance of common stock and warrants pursuant to the Plan of $2.15 billion;

  •
  the Successor paid ($1.80) billion as the result of the clawback of common stock pursuant to the Plan in 2010;

  •
  in 2010, the Predecessor made principal payments of ($2.26) billion on mortgages, notes and loans payable pursuant to the Plan; and

  •
  in 2010, the Predecessor received $3.37 billion proceeds from the issuance of common stock and warrants pursuant to the Plan.

Contractual Cash Obligations and Commitments

        The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2011:

	2012	2013	2014	2015	2016	Subsequent / Other(7)	Total
	(In thousands)
Long-term debt-principal(1)	$1,557,357	1,378,347	$2,711,334	$2,028,552	$3,411,017	$6,071,419	$17,158,026
Held for sale debt principal(2)	95,316	—	—	—	—	—	95,316
Interest payments(3)	886,264	791,273	655,924	578,761	436,053	851,263	4,199,538
Held for sale interest payments	2,339	—	—	—	—	—	2,339
Retained debt-principal	37,745	1,277	1,363	1,440	1,521	87,272	130,618
Ground lease payments	6,520	6,629	6,663	6,674	6,558	223,767	256,811
Purchase obligations(4)	108,597	—	—	—	—	—	108,597
Junior Subordinated Notes(5)	206,200	—	—	—	—	—	206,200
Tax indemnification liability	—	—	—	—	—	303,750	303,750
Uncertainty in income taxes, including interest(6)	—	—	—	—	—	6,847	6,847
Other long-term liabilities(7)	—	—	—	—	—	—	—

Total	$2,900,338	$2,177,526	$3,375,284	$2,615,427	$3,855,149	$7,544,318	$22,468,042

(1)
Excludes $28.5 million of non-cash debt market rate adjustments.

(2)
Held for sale debt principal is included in liabilities held for disposition on our Consolidated Balance Sheets. Excludes $9.4 million of non-cash debt market rate adjustments.

(3)
Based on rates as of December 31, 2011. Variable rates are based on a LIBOR rate of 0.28%. Excludes interest payments related to market rate adjustments.

(4)
Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(5)
Although we do not expect the notes to be redeemed prior to maturity in 2041, the trust that owns the notes may exercise its right to redeem the notes prior to maturity. As a result, the notes are included as amounts due in 2012.

(6)
The remaining uncertainty in income tax liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

(7)
Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $254.3 million in 2011, $259.0 million in 2010 and $255.9 million in 2009.

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties (reference is made to Item 3 above, which description is incorporated into this response).

        We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. The following is a summary of our contractual rental expense for the years ended December 31, 2011 and 2010:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Contractual rent expense, including participation rent	$14,438	$2,014	$9,396	$11,737
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	8,455	1,185	4,770	6,290

REIT Requirements

        In order to remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of our ordinary taxable income to stockholders. See Note 8 to the consolidated financial statements for disclosures regarding our ability to remain qualified as a REIT.

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

Acquisition Adjustments

        The acquisition method of accounting has been applied to the assets and liabilities of the Successor to reflect the Plan after giving effect to the HHC distribution. The acquisition method of accounting adjustments recorded on the Effective Date reflects the allocation of the estimated purchase price as presented in Note 4. Such adjustments reflect the amounts required to adjust the carrying values of our assets and liabilities, after giving effect to the transactions pursuant to the Plan after giving effect to the HHC distribution, to the fair values of such remaining assets and liabilities and redeemable non-controlling interests, with the offset to common equity, as provided by the acquisition method of accounting.

Impairment—Operating properties

        We review our consolidated real estate assets, including operating properties and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant occupancy percentage changes, debt maturities and management's intent with respect to the assets.

        Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress are assessed by project and include, but are not limited to, significant changes in the Company's plans with respect to the project, significant changes in projected completion dates, tenant demand, revenues or cash flows, development costs, market factors and sustainability of development projects.

        If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets. Although the carrying amount may exceed the estimated fair value of certain assets, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset group. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

Impairment—Investment in Unconsolidated Real Estate Affiliates

        According to the guidance related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that an other-than-temporary decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary impairments with respect to the carrying values of our unconsolidated real estate affiliates.

Recoverable amounts of receivables

        We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants). The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility. For straight-line rents receivable, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts.

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

Inflation

        Substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such provisions include clauses enabling us to receive Overage Rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases expire each year which may enable us to replace or renew such expiring leases with new leases at higher rents. Finally, many of the existing leases require the tenants to pay amounts related to all, or substantially all, of their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby partially reducing our exposure to increases in costs and operating expenses resulting from inflation. In general, these amounts either vary annually based on actual expenditures or are set on an initial share of costs with provisions for annual increases. Only if inflation exceeds the rate set in the leases for annual increases would increases in expenses due to inflation be a risk.

Core NOI and Core FFO Reconciliation

        Core NOI is defined as NOI (as defined in Item 6), excluding straight-line rent, amortization of our above and below market tenant leases and amortization of above and below market ground rent expense. Core FFO is defined as FFO (as defined in Item 6) but excluding the Core NOI adjustments, certain non-cash acquisition accounting related items, the changes in the fair value of the warrants, expenses related to the reorganization of our business in 2011, the costs associated with the RPI Spin-Off, default interest expense recorded as a result of litigation and certain other costs, income, and bankruptcy related items. The following table summarizes these items:

	Year ended December 31, 2011	Year ended December 31, 2010
Pro Rata Core NOI	$2,233,601	$2,180,567
Plus increases to NOI / (Less decreases to NOI):
Straight line rent	103,847	39,419
Above- and below-market tenant lease amortization, net	(153,426)	(12,873)
Real estate tax stablization agreement	(6,312)	(4,267)
Above- and below-market ground lease amortization, net	(6,621)	(6,290)

Pro Rata NOI	$2,171,089	$2,196,556

Core FFO	$937,008	$869,194
Plus increases to FFO / (Less decreases to FFO):
Core NOI adjustments	(62,512)	15,989
Default interest	(62,089)	(131,745)
Interest on extinguished debt	(11,045)	(234,162)
Mark-to-market adjustments on debt	15,725	(54,984)
Write-off of mark-to-market adjustments on extinguished debt	47,614	—
Debt extinguishment expenses	(1,565)	(99)
Warrant liability adjustment	55,042	(205,252)
Discontinued operations	18,278	629,882
Reorganization items	—	(339,319)
(Provision for) benefit from income taxes	(9,630)	69,332
RPI costs, severance, bankruptcy related and other costs	(18,673)	(6,159)

FFO	$908,153	$612,677

Forward-Looking Statements

        Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: the impact of a prolonged recession, our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, competitive market forces, risks related to international activities, insurance costs and coverage, terrorist activities, and maintenance of our status as a real estate investment trust. We discuss these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2011, we had consolidated debt of $17.34 billion, including $2.55 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $2.55 billion of variable-rate debt would result in a $6.4 million annualized increase or decrease in consolidated interest expense and operating cash flows.

        In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $112.8 million at December 31, 2011. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a nominal annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

        We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 3 and 7. At December 31, 2011, the fair value of our consolidated debt has been estimated for this purpose to be $161.4 million lower than the carrying amount of $17.34 billion.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

        As of December 31, 2011, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls—Integrated Framework." Based on this assessment, management believes that, as of December 31, 2011, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the internal control over financial reporting of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements based on our audit and the reports of other auditors and included an explanatory paragraph regarding the Company's consolidated financial statements including assets, liabilities, and a capital structure with carrying values not comparable with prior periods.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 29, 2012

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information which appears under the captions "Proposal 1—Election of Directors," "Executive Officers," "Corporate Governance—Committees of the Board of Directors—Audit Committee" and "—Nominating & Governance Committee," "Additional Information—Stockholder Director Nominations and Other Stockholder Proposals for Presentation at the 2012 Annual Meeting," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2012 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

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

        Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303A 12(a) of the NYSE listing standards on May 26, 2011, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.

ITEM 11.    EXECUTIVE COMPENSATION

        The information which appears under the caption "Executive Compensation" in our proxy statement for our 2012 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information which appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for our 2012 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

        The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2011.

Plan Category	(a) Number of securities to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted Average Exercise Price of Outstanding Options Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	11,537,424	15.64	30,265,631	(2)
Equity compensation plans not approved by security holders	n/a	n/a	n/a

	11,537,424	15.64	30,265,631

(1)
Includes 635,006 shares of common stock under the Predecessor's stock compensation plans (all of which vested on the Effective Date) and under the Equity Plan. The Equity Plan was approved pursuant to the Plan.

(2)
Reflects shares of common stock available for issuance under the Equity Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information which appears under the captions "Corporate Governance—Director Independence," and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2012 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information which appears under the captions "Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees and Services" and "Audit Committee's Pre-Approval Policies and Procedures" in our proxy statement for our 2012 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Consolidated Financial Statements and Consolidated Financial Statement Schedule.

  The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)
Exhibits.

  See Exhibit Index on page S-1.

(c)
Separate financial statements.

  Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
/s/ SANDEEP MATHRANI
Sandeep Mathrani
Chief Executive Officer	February 29, 2012

        We, the undersigned officers and directors of General Growth Properties, Inc., hereby severally constitute Sandeep Mathrani and Michael Berman, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments, to this Annual Report of Form 10-K and generally to do all such things in our name and behalf in such capacities to enable General Growth Properties, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or any of them, to any and all such amendments.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANDEEP MATHRANI Sandeep Mathrani	Director and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
/s/ MICHAEL BERMAN Michael Berman	Chief Financial Officer (Principal Financial Officer)	February 29, 2012
/s/ JAMES A. THURSTON James A. Thurston	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012
/s/ RICHARD B. CLARK Richard B. Clark	Director	February 29, 2012
/s/ MARY LOU FIALA Mary Lou Fiala	Director	February 29, 2012

Signature	Title	Date

/s/ BRUCE J. FLATT Bruce J. Flatt	Director	February 29, 2012
/s/ JOHN K. HALEY John K. Haley	Director	February 29, 2012
/s/ CYRUS MADON Cyrus Madon	Director	February 29, 2012
/s/ DAVID J. NEITHERCUT David J. Neithercut	Director	February 29, 2012
/s/ MARK R. PATTERSON Mark R. Patterson	Director	February 29, 2012
/s/ JOHN G. SCHREIBER John G. Schreiber	Director	February 29, 2012

GENERAL GROWTH PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements and consolidated financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

Page Number
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms:
General Growth Properties, Inc.		F-2
GGP/Homart II L.L.C		F-4
GGP-TRS L.L.C.		F-5
Consolidated Balance Sheets as of December 31, 2011 and 2010		F-6

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2011, the period November 10, 2010 through December 31, 2010 (Successor operations), the period January 1, 2010 through November 9, 2010 and the year ended December 31, 2009 (Predecessor operations)

F-7

Consolidated Statements of Equity for the year ended December 31, 2011, the period November 10, 2010 through December 31, 2010 (Successor operations), the period January 1, 2010 through November 9, 2010 and the year ended December 31, 2009 (Predecessor operations)

F-8

Consolidated Statements of Cash Flows for the year ended December 31, 2011, the period November 10, 2010 through December 31, 2010 (Successor operations), the period January 1, 2010 through November 9, 2010 and the year ended December 31, 2009 (Predecessor operations)

F-10
Notes to Consolidated Financial Statements:
Note 1	Organization	F-12
Note 2	Chapter 11 and the Plan	F-13
Note 3	Summary of Significant Accounting Policies	F-14
Note 4	Acquisitions, Dispositions and Intangibles	F-26
Note 5	Discontinued Operations and Gains (Losses) on Dispositions of Interests Interests in Operating Properties	F-32
Note 6	Unconsolidated Real Estate Affiliates	F-33
Note 7	Mortgages, Notes and Loans Payable	F-36
Note 8	Income Taxes	F-38
Note 9	Warrant Liability	F-43
Note 10	Rentals under Operating Leases	F-45
Note 11	Equity and Redeemable Noncontrolling Interests	F-45
Note 12	Earnings Per Share	F-49
Note 13	Stock-Based Compensation Plans	F-51
Note 14	Other Assets	F-57
Note 15	Other Liabilities	F-57
Note 16	Accumulated Other Comprehensive (Loss) Income	F-58
Note 17	Litigation	F-58
Note 18	Commitments and Contingencies	F-59
Note 19	Subsequent Events	F-60
Note 20	Quarterly Financial Information (Unaudited)	F-61
Note 21	Pro Forma Financial Information (Unaudited)	F-62
Consolidated Financial Statement Schedule
Report of Independent Registered Public Accounting Firm		F-64
Schedule III—Real Estate and Accumulated Depreciation		F-65

        All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year ended December 31, 2011 and for the period from November 10, 2010 through December 31, 2010 (Successor Company operations), and for the period from January 1, 2010 through November 9, 2010 and for the year ended December 31, 2009 (Predecessor Company operations). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of GGP/Homart II L.L.C. and GGP TRS L.L.C., the Company's investments in which are accounted for by use of the equity method. The Company's equity of $800,784,000 and $846,369,000 in GGP/Homart II L.L.C.'s net assets as of December 31, 2011 and 2010, respectively, and of $(4,740,000), $(1,109,000), and $(307,000) in GGP/Homart II L.L.C.'s net income (loss) for each of the three years in the respective period ended December 31, 2011 are included in the accompanying financial statements. The Company's equity of $229,519,000 and $190,375,000 in GGP-TRS L.L.C.'s net assets as of December 31, 2011 and 2010, respectively, and of $(4,620,000), $(16,403,000) and $(8,624,000) in GGP-TRS L.L.C.'s net income (loss) for each of the three years in the respective period ended December 31, 2011 are included in the accompanying financial statements. The financial statements of GGP/Homart II L.L.C. and GGP-TRS L.L.C. were audited by other auditors related to the periods listed above whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based on the reports of the other auditors and the procedures that we considered necessary in the circumstances with respect to the inclusion of the Company's equity investments and equity method income in the accompanying consolidated financial statements taking into consideration (1) the basis adjustments of the equity method investments as a result of the revaluation of the investments to fair value discussed in Note 4 and (2) the allocation of the equity method investment income from the operations of these investees between the two periods within the calendar year 2010 for the Predecessor Company and Successor Company.

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

        In our opinion, based on our audits and the reports of the other auditors, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and the period from November 10, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, based on our audits and the reports of the other auditors, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2010 through November 9, 2010 and the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, on October 21, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on November 9, 2010. Accordingly, the accompanying financial statements have been prepared in conformity with ASC 852-10, Reorganizations, and ASC 805-10, Business Combinations, for the Successor Company as a new entity including assets, liabilities, and a capital structure with carrying values not comparable with prior periods as described in Note 4 to the consolidated financial statements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 29, 2012

Report of Independent Registered Public Accounting Firm

The Members
GGP/Homart II L.L.C.:

        We have audited the consolidated balance sheets of GGP/Homart II L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 2011 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II L.L.C. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Members
GGP-TRS L.L.C.:

        We have audited the consolidated balance sheets of GGP-TRS L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2011 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP-TRS L.L.C. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 27, 2012

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Dollars in thousands, except share amounts)
Assets:
Investment in real estate:
Land	$4,608,021	$4,722,674
Buildings and equipment	19,813,510	20,300,355
Less accumulated depreciation	(973,027)	(129,794)
Developments in progress	135,807	117,137

Net property and equipment	23,584,311	25,010,372
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,052,973	3,153,698

Net investment in real estate	26,637,284	28,164,070
Cash and cash equivalents	572,872	1,021,311
Accounts and notes receivable, net	218,455	114,099
Deferred expenses, net	169,545	175,669
Prepaid expenses and other assets	1,803,796	2,300,452
Assets held for disposition	116,199	591,778

Total assets	$29,518,151	$32,367,379

Liabilities:
Mortgages, notes and loans payable	$17,129,506	$17,841,757
Accounts payable and accrued expenses	1,444,280	1,893,571
Dividend payable	526,332	38,399
Deferred tax liabilities	29,220	36,463
Tax indemnification liability	303,750	303,750
Junior Subordinated Notes	206,200	206,200
Warrant liability	985,962	1,041,004
Liabilities held for disposition	89,761	592,122

Total liabilities	20,715,011	21,953,266

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	103,039	111,608

Total redeemable noncontrolling interests	223,795	232,364

Commitments and Contingencies	—	—
Redeemable Preferred Stock: as of December 31, 2011 and December 31, 2010, $0.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Equity:
Common stock: as of December 31, 2011, $0.01 par value, 11,000,000,000 shares authorized and 935,307,487 shares issued and outstanding; as of December 31, 2010, $0.01 par value, 11,000,000,000 shares authorized and 941,880,014 shares issued and outstanding	9,353	9,419
Additional paid-in capital	10,405,318	10,681,586
Retained earnings (accumulated deficit)	(1,883,569)	(612,075)
Accumulated other comprehensive income (loss)	(47,773)	172

Total stockholders' equity	8,483,329	10,079,102
Noncontrolling interests in consolidated real estate affiliates	96,016	102,647

Total equity	8,579,345	10,181,749

Total liabilities and equity	$29,518,151	$32,367,379

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$1,738,246	$255,599	$1,522,703	$1,805,463
Tenant recoveries	794,378	108,994	690,292	824,095
Overage rents	67,309	19,691	34,540	47,972
Management fees and other corporate revenues	61,173	8,887	54,351	75,304
Other	81,836	15,946	61,069	77,130

Total revenues	2,742,942	409,117	2,362,955	2,829,964

Expenses:
Real estate taxes	254,253	35,712	217,270	251,227
Property maintenance costs	110,052	20,030	89,551	101,281
Marketing	38,447	12,300	24,185	32,134
Other property operating costs	455,611	67,135	385,325	458,656
Provision for doubtful accounts	6,223	471	15,603	25,674
Property management and other costs	205,759	29,837	136,787	170,455
General and administrative	36,003	22,262	24,895	94,322
Provisions for impairment	64,337	—	4,516	393,076
Depreciation and amortization	979,328	136,207	561,861	694,139

Total expenses	2,150,013	323,954	1,459,993	2,220,964

Operating income	592,929	85,163	902,962	609,000
Interest income	2,464	723	1,524	1,589
Interest expense	(958,612)	(139,171)	(1,259,275)	(1,282,725)
Warrant liability adjustment	55,042	(205,252)	—	—

Loss before income taxes, equity in income (loss) of Unconsolidated Real Estate Affiliates, reorganization items, discontinued operations and noncontrolling interests	(308,177)	(258,537)	(354,789)	(672,136)
(Provision for) benefit from income taxes	(9,256)	8,909	60,456	(6,570)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	2,898	(504)	21,857	32,843
Reorganization items	—	—	(339,314)	118,872

Loss from continuing operations	(314,535)	(250,132)	(611,790)	(526,991)
Discontinued operations	7,654	(5,952)	(600,618)	(777,725)

Net loss	(306,881)	(256,084)	(1,212,408)	(1,304,716)
Allocation to noncontrolling interests	(6,291)	1,868	26,650	20,027

Net loss attributable to common stockholders	$(313,172)	$(254,216)	$(1,185,758)	$(1,284,689)

Basic Loss Per Share:
Continuing operations	$(0.34)	$(0.26)	$(1.89)	$(1.62)
Discontinued operations	0.01	(0.01)	(1.85)	(2.49)

Total basic loss per share	$(0.33)	$(0.27)	$(3.74)	$(4.11)

Diluted Loss Per Share:
Continuing operations	$(0.38)	$(0.26)	$(1.89)	$(1.62)
Discontinued operations	0.01	(0.01)	(1.85)	(2.49)

Total diluted loss per share	$(0.37)	$(0.27)	$(3.74)	$(4.11)

Dividends declared per share	$0.83	$0.38	$—	$0.19
Comprehensive Loss, Net:
Net loss	$(306,881)	$(256,084)	$(1,212,408)	$(1,304,716)
Other comprehensive (loss) income:
Net unrealized gains on financial instruments	—	129	15,024	18,148
Accrued pension adjustment	—	—	1,745	763
Foreign currency translation	(48,545)	75	(16,552)	47,008
Unrealized gains (losses) on available-for-sale securities	263	(32)	38	533

Other comprehensive (loss) income	(48,282)	172	255	66,452

Comprehensive loss	(355,163)	(255,912)	(1,212,153)	(1,238,264)
Comprehensive loss allocated to noncontrolling interests	(5,954)	1,869	26,604	(10,573)

Comprehensive loss, net, attributable to common stockholders	$(361,117)	$(254,043)	$(1,185,549)	$(1,248,837)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
	(Dollars in thousands)
Balance at January 1, 2009 (Predecessor)	$2,704	$3,454,903	$(1,488,586)	$(56,128)	$(76,752)	$24,266	$1,860,407
Net (loss) income			(1,284,689)			1,822	(1,282,867)
Distributions declared ($0.19 per share)			(59,352)				(59,352)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,712)	(1,712)
Conversion of operating partnership units to common stock (43,408,053 common shares)	434	324,055					324,489
Issuance of common stock (69,309 common shares)	1	42					43
Restricted stock grant, net of forfeitures and compensation expense (372 common shares)	(1)	2,669					2,668
Other comprehensive income				55,879			55,879
Adjustment for noncontrolling interest in operating partnership		13,200					13,200
Adjust noncontrolling interest in operating partnership units		(65,416)					(65,416)

Balance at December 31, 2009 (Predecessor)	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339

Net (loss) income			(1,185,758)			1,545	(1,184,213)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,927)	(1,927)
Restricted stock grants, net of forfeitures and compensation expense (87,059 common shares)	1	8,309					8,310
Issuance of common stock-payment of dividend (4,923,287 common shares)	49	53,346					53,395
Other comprehensive income				47,684			47,684
Adjust noncontrolling interest in operating partnership units		(38,854)					(38,854)
Distribution of HHC			(1,487,929)	1,268		(808)	(1,487,469)

Balance at November 9, 2010 (Predecessor)	$3,188	$3,752,254	$(5,506,314)	$48,703	$(76,752)	$23,186	$(1,755,735)

Effects of acquisition accounting:
Elimination of Predecessor common stock	(3,188)	(3,752,254)			76,752	(23,186)	(3,701,876)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income			5,506,314	(48,703)			5,457,611
Issuance of common stock pursuant to the Plan (643,780,488 common shares, net of 120,000,000 stock warrants issued and stock issuance costs)	6,438	5,569,060					5,575,498
Issuance of common stock to existing common shareholders pursuant to the Plan	3,176	4,443,515					4,446,691
Restricted stock grants, net of forfeitures and compensation expense (1,725,000 common shares)	17	(17)					—
Change in basis for noncontrolling interests in consolidated real estate affiliates						102,169	102,169

Balance at November 10, 2010 (Successor)	$9,631	$10,012,558	$—	$—	$—	$102,169	$10,124,358

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
	(Dollars in thousands)
Balance at November 10, 2010 (Successor)	$9,631	$10,012,558	$—	$—	$—	$102,169	$10,124,358

Net (loss) income			(254,216)			534	(253,682)
Issuance of common stock (154,886,000 common shares, net of stock issuance costs)	1,549	2,145,488					2,147,037
Clawback of common stock pursuant to the Plan (179,276,244 common shares)	(1,792)	(1,797,065)					(1,798,857)
Restricted stock grants, net of forfeitures and compensation expense (1,315,593 common shares)	13	5,026					5,039
Stock options exercised (1,828,369 common shares)	18	4,978					4,996
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(416)	(416)
Other comprehensive income				172			172
Adjustment for noncontrolling interest in operating partnership		(11,522)					(11,522)
Issuance of subsidiary preferred shares (360 preferred shares)						360	360
Cash distributions declared ($0.038 per share)			(35,736)				(35,736)
Stock distributions declared ($0.342 per share)		322,123	(322,123)				—

Balance at December 31, 2010 (Successor)	$9,419	$10,681,586	$(612,075)	$172	$—	$102,647	$10,181,749

Net loss			(313,172)			(1,075)	(314,247)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(5,556)	(5,556)
Issuance of common stock-payment of dividend (22,256,121 common shares)	223	(244)	21				—
Restricted stock grant, net of forfeitures and compensation expense (341,895 common shares)	(3)	11,578	(307)				11,268
Stock options exercised (121,439 common shares)	1	834					835
Purchase and cancellation of common shares (35,833,537 common shares)	(358)	(398,590)	(154,562)				(553,510)
Cash dividends reinvested (DRIP) in stock (7,225,345 common shares)	71	115,292					115,363
Other comprehensive loss				(47,945)			(47,945)
Cash distributions declared ($0.40 per share)		(16)	(376,824)				(376,840)
Cash redemptions for common units in excess of carrying value		(648)					(648)
Adjustment for noncontrolling interest in operating partnership		(4,474)					(4,474)
Dividend for RPI Spin-off (Note 11)			(426,650)				(426,650)

Balance at December 31, 2011 (Successor)	$9,353	$10,405,318	$(1,883,569)	$(47,773)	$—	$96,016	$8,579,345

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(306,881)	$(256,084)	$(1,212,408)	$(1,304,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) loss of Unconsolidated Real Estate Affiliates	(2,898)	504	(28,064)	(49,350)
Provision for impairment from Equity in income of Unconsolidated Real Estate Affiliates	—	—	20,200	44,511
Provision for doubtful accounts	7,944	480	19,472	30,331
Distributions received from Unconsolidated Real Estate Affiliates	18,226	4,745	52,150	37,403
Depreciation	942,400	137,820	565,330	707,183
Amortization	43,286	4,454	38,323	47,978
Amortization/write-off of deferred finance costs	2,705	—	27,885	34,621
(Accretion) amortization/write-off of debt market rate adjustments	(60,093)	(2,898)	80,733	—
Amortization of intangibles other than in-place leases	144,239	15,977	3,977	833
Straight-line rent amortization	(89,728)	(3,204)	(31,101)	(26,582)
Deferred income taxes including tax restructuring benefit	(3,148)	(6,357)	(497,890)	833
Non-cash interest expense on Exchangeable Senior Notes	—	—	21,618	27,388
Non-cash interest expense resulting from termination of interest rate swaps	—	—	9,635	(9,635)
Non-cash interest income related to properties held for sale	—	—	(33,417)	—
(Gain) loss on dispositions	(4,332)	4,976	(6,684)	966
Provisions for impairment	68,382	—	35,893	1,223,810
Loss on HHC distribution	—	—	1,117,961	—
Payments pursuant to Contingent Stock Agreement	—	(220,000)	(10,000)	(4,947)
Land/residential development and acquisitions expenditures	—	—	(66,873)	(78,240)
Cost of land and condominium sales	—	—	74,302	22,019
Revenue recognition of deferred land and condominium sales	—	—	(36,443)	—
Warrant liability adjustment	(55,042)	205,252	—	—
Reorganization items—finance costs related to emerged entities/DIP Facility	—	—	180,790	69,802
Non-cash reorganization items	—	—	12,503	(266,916)
Glendale Matter deposit	—	—	—	67,054
Net changes:
Accounts and notes receivable	(30,239)	14,751	79,636	(22,601)
Prepaid expenses and other assets	13,741	26,963	(113,734)	(11,123)
Deferred expenses	(67,719)	(6,282)	(16,517)	(34,064)
Decrease (increase) in restricted cash	17,407	(78,489)	(76,513)	—
Accounts payable and accrued expenses	(135,448)	(203,084)	(137,618)	355,025
Other, net	—	1,869	(32,128)	9,683

Net cash provided by (used in) operating activities	502,802	(358,607)	41,018	871,266

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(253,276)	(54,083)	(223,373)	(252,844)
Proceeds from sales of investment properties	627,872	108,914	39,450	6,416
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	74,906	—	94	—
Contributions to Unconsolidated Real Estate Affiliates	(92,101)	(6,496)	(51,448)	(154,327)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	131,290	19,978	160,624	74,330
Loans to Unconsolidated Real Estate Affiliates, net	—	—	—	(9,666)
(Increase) decrease in restricted cash	(2,975)	(4,943)	(10,363)	6,260
Distributions of HHC	—	—	(3,565)	—
Other, net	(293)	—	(579)	(4,723)

Net cash provided by (used in) investing activities	485,423	63,370	(89,160)	(334,554)

Cash Flows from Financing Activities:
Proceeds from refinance/issuance of the DIP facility	—	—	—	400,000
Proceeds from (repayment of) Pershing Note (Note 2)	—	(350,000)	350,000	—
Clawback of common stock pursuant to the Plan (Note 2)	—	(1,798,857)	—	—
Principal payments on mortgages, notes and loans payable pursuant to the Plan	—	—	(2,258,984)	—
Proceeds from refinance/issuance of mortgages, notes and loans payable	2,145,848	—	431,386	—
Principal payments on mortgages, notes and loans payable	(2,797,540)	(226,319)	(758,182)	(379,559)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Deferred finance costs	(19,541)	—	—	(2,614)
Finance costs related to the Plan	—	—	(180,790)	(69,802)
Cash distributions paid to common stockholders	(319,799)	—	(5,957)	—
Cash dividends reinvested (DRIP) in common stock	115,363	—	—	—
Cash distributions paid to holders of common units	(6,802)	—	—	(1,327)
Cash dividends paid to holders of perpetual and convertible preferred units	—	—	(16,199)	—
Purchase and cancellation of common shares	(553,510)	—	—	—
Proceeds from issuance of common stock and warrants, including from common stock plans	—	2,147,037	3,371,769	43
Other, net	(683)	7,088	(1,698)	1,950

Net cash (used in) provided by financing activities	(1,436,664)	(221,051)	931,345	(51,309)

Net change in cash and cash equivalents	(448,439)	(516,288)	883,203	485,403
Cash and cash equivalents at beginning of period	1,021,311	1,537,599	654,396	168,993

Cash and cash equivalents at end of period	$572,872	$1,021,311	$1,537,599	$654,396

Supplemental Disclosure of Cash Flow Information:
Interest paid	$903,758	$93,987	$1,409,681	$1,061,512
Interest capitalized	1,914	208	2,627	53,641
Income taxes paid	9,422	179	5,247	19,826
Reorganization items paid	128,070	154,668	317,774	120,726
Third party property and cash exchange	44,672	—	—	—
Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(13,810)	$5,928	$(73,618)	$(86,367)
Common stock issued in exchange for Operating Partnership Units	—	—	3,224	324,489
Change in deferred contingent property acquisition liabilities	—	—	161,622	(174,229)
Deferred finance costs payable in conjunction with the DIP facility	—	—	—	19,000
Mortgage debt market rate adjustments related to Emerged Debtors prior to the Effective Date	—	—	323,318	342,165
Recognition of note payable in conjunction with land held for development and sale	—	—	—	6,520
Gain on Aliansce IPO	—	—	9,652	—
Debt payoffs via deeds in-lieu	161,524	—	97,539	—
Non-Cash Stock Transactions related to the Plan
Stock issued for paydown of the DIP facility	$—	$—	$400,000	$—
Stock issued for debt paydown pursuant to the Plan	—	—	2,638,521	—
Stock issued for reorganization costs pursuant to the Plan	—	—	960	—
Rouse Properties, Inc. Dividend:
Non-cash dividend for RPI Spin-Off	$426,650	$—	$—	$—
Non-Cash Distribution of HHC Spin-Off:
Assets	$—	$—	$3,618,819	$—
Liabilities and equity	—	—	(3,622,384)	—
Decrease in assets and liabilities resulting from the contribution of two wholly-owned malls into two newly-formed unconsolidated joint ventures
Assets	$(349,942)	$—	$—	$—
Liabilities	(234,962)	—	—	—
Supplemental Disclosure of Cash Flow Information Related to Acquisition Accounting:
Non-cash changes related to acquisition accounting:
Land	$—	$—	$1,726,166	$—
Buildings and equipment	—	—	(1,605,345)	—
Less accumulated depreciation	—	—	4,839,700	—
Investment in and loans to/from Unconsolidated Real Estate Affiliates	—	—	1,577,408	—
Deferred expenses, net	—	—	(258,301)	—
Mortgages, notes and loans payable	—	—	(421,762)	—
Equity	—	—	(6,421,548)	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

General

        General Growth Properties, Inc. ("GGP", the "Successor" or the "Company"), a Delaware corporation, formerly known as New GGP, Inc., was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". GGP is the successor registrant, by merger, on November 9, 2010 (the "Effective Date") to GGP, Inc. (the "Predecessor"). The Predecessor had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the Southern District of New York (the "Bankruptcy Court") on April 16, 2009 (the "Petition Date") and emerged from bankruptcy, pursuant to a plan of reorganization (the "Plan") on the Effective Date as described below. In these notes, the terms "we," "us" and "our" refer to GGP and its subsidiaries or, in certain contexts, the Predecessor and its subsidiaries.

        GGP, through its subsidiaries and affiliates, operates, manages, develops and acquires retail and other rental properties, primarily regional malls, which are predominantly located throughout the United States. GGP also holds assets in Brazil through investments in Unconsolidated Real Estate Affiliates (as defined below). Prior to the Effective Date, the Predecessor had also developed and sold land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts.

        Substantially all of our business is conducted through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). As of December 31, 2011, GGP holds approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% is held by limited partners that indirectly include family members of the original stockholders of the Predecessor and certain previous contributors of properties to the Operating Partnership.

        The Operating Partnership also has preferred units of limited partnership interest (the "Preferred Units") outstanding. The terms of the Preferred Units provide that the Preferred Units are convertible into Common Units which then are redeemable for cash or, at our option, shares of GGP common stock (Note 11).

        In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

  •
  The Rouse Company, LLC ("TRCLLC"), which has ownership interests in certain Consolidated Properties and Unconsolidated Properties (each as defined below) and is the borrower of certain unsecured bonds (Note 7).

  •
  General Growth Management, Inc. ("GGMI"), a taxable REIT subsidiary (a "TRS"), which manages, leases, and performs various services for some of our Unconsolidated Real Estate Affiliates (defined below) and, through July 2010, had performed such services for 19 properties owned by unaffiliated third parties, all located in the United States. GGMI also performs marketing and strategic partnership services at all of our Consolidated Properties.

        In this Annual Report, we refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under generally accepted accounting principles in the United States of America ("GAAP") as the "Consolidated Properties." We also hold some properties through joint venture entities in which we own a non-controlling interest

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 ORGANIZATION (Continued)

("Unconsolidated Real Estate Affiliates") and we refer to those properties as the "Unconsolidated Properties".

NOTE 2 CHAPTER 11 AND THE PLAN

        In April 2009, the Predecessor and certain of its domestic subsidiaries (the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the bankruptcy court of the Southern District of New York (the "Bankruptcy Court").

        On October 21, 2010, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization (the "Plan"). Pursuant to the Plan, on the Effective Date, the Predecessor merged with a wholly-owned subsidiary of New GGP, Inc. and New GGP, Inc. was re-named General Growth Properties, Inc. Also pursuant to the Plan, prepetition creditor claims were satisfied in full and equity holders received newly issued common stock in New GGP, Inc. and in Howard Hughes Corporation ("HHC"), a newly formed company. After that distribution, HHC became a publicly-held company, majority-owned by the Predecessor's previous stockholders. GGP does not own any interest in HHC as of the Effective Date.

        The Plan was based on the agreements (collectively, as amended and restated, the "Investment Agreements") with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (the "Brookfield Investor"), an affiliate of Fairholme Funds, Inc. ("Fairholme") and an affiliate of Pershing Square Capital Management, L.P. ("Pershing Square" and together with the Brookfield Investor and Fairholme, the "Plan Sponsors"), pursuant to which the Predecessor would be divided into two companies, New GGP, Inc. and HHC, and the Plan Sponsors would invest in the Company's standalone emergence plan. In addition, the Predecessor entered into an investment agreement with Teachers Retirement System of Texas ("Texas Teachers") to purchase shares of GGP common stock at $10.25 per share. The Plan Sponsors also entered into an agreement with affiliates of the Blackstone Group ("Blackstone") whereby Blackstone subscribed for equity in New GGP, Inc. and agreed to purchase shares of GGP common stock at $10.00 per share and also invest in HHC.

        Pursuant to the Investment Agreements, the Plan Sponsors and Blackstone purchased on the Effective Date $6.3 billion of New GGP, Inc. common stock at $10.00 per share and $250.0 million of HHC common stock at $47.61904 per share. Also, pursuant to the Investment Agreement with Pershing Square, 35 million shares (representing $350 million of Pershing Square's equity capital commitment) were designated as "put shares". The payment for these 35 million shares was fulfilled on the Effective Date by the payment of cash at closing in exchange for unsecured notes to Pershing Square which were scheduled to be payable six months from the Effective Date (the "Pershing Square Bridge Notes). The Pershing Square Bridge Notes were pre-payable at any time without premium or penalty. In addition, we had the right (the "put right") to sell up to 35 million shares of common stock, subject to reduction as provided in the Investment Agreement, to Pershing Square at $10.00 per share (adjusted for dividends) within six months following the Effective Date to fund the repayment of the Pershing Square Bridge Notes to the extent that they had not already been repaid. In connection with our reserving shares for repurchase after the Effective Date, we paid to Fairholme and/or Pershing Square, as applicable, in cash on the Effective Date, an amount equal to approximately $38.75 million. No fee was required to be paid to Texas Teachers. In addition, pursuant to agreement, the Texas Teachers purchased on the Effective Date $500 million of New GGP, Inc. common stock at $10.25 per share.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 CHAPTER 11 AND THE PLAN (Continued)

        Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued warrants (the "Warrants"), which included eight million warrants to purchase common stock of HHC at an exercise price of $50.00 per share and 120 million warrants to purchase common stock of GGP (Note 9).

        Pursuant to the Plan, each holder of a share of Predecessor common stock received on the Effective Date a distribution of 0.098344 of a share of common stock of HHC. Following the distribution of the shares of HHC common stock, each existing share of common stock converted into and represented the right to receive one share of GGP common stock. No fractional shares of HHC or GGP, Inc. were issued (i.e., the number of shares issued to each record holder was "rounded down"). Following these transactions, the Predecessor common stock ceased to exist.

        After the transactions on the Effective Date, the Plan Sponsors, Blackstone (as it exercised its subscription rights described above) and Texas Teachers owned a majority of the outstanding common stock of GGP. The Predecessor common stockholders held approximately 317 million shares of GGP common stock at the Effective Date; whereas, the Plan Sponsors, Blackstone and Texas Teachers held approximately 644 million shares of GGP common stock on such date.

        The Investment Agreements with Fairholme and Pershing Square permitted us to repurchase (within 45 days of the Effective Date) up to 155 million shares in the aggregate issued to those investors at a price of $10.00 per share. We had a similar right for up to 24.4 million shares issued to Texas Teachers at a price of $10.25 per share (the "Clawback"). In November 2010, we sold an aggregate of approximately 154.9 million common shares to the public at $14.75 per share and repurchased an equal number of shares from Fairholme and Pershing as permitted under the Clawback and repaid the Pershing Square Bridge Notes in full, including accrued interest. We also used a portion of the offering proceeds after such repurchase to repurchase approximately 24.4 million shares from Texas Teachers, also as permitted under the Clawback.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        We operate in a single reportable segment referred to as our retail and other segment, which includes the operation, development and management of retail and other rental properties, primarily regional malls. Our portfolio of regional malls represents a collection of retail properties that are targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

        Through the Effective Date in 2010, we had two reportable segments (Retail and Other and Master Planned Communities) which offered different products and services. Our segments were managed separately because each required different operating strategies or management expertise. On the Effective Date, the assets included in the Master Planned Communities segment were distributed to HHC pursuant to the Plan (Note 2) and are therefore no longer reported as a reportable segment.

Reclassifications

        Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation as a result of discontinued operations. Amounts included on the statements of operations for properties sold or to be disposed of have been reclassified to discontinued operations for all periods presented. However, two properties previously classified as held for sale, Mall St. Vincent and Southland Center, were reclassified as held for use in the first quarter of 2011 and have been included in continuing operations for all periods presented in the accompanying consolidated financial statements (Note 5). Lastly, certain prior period statement of operations disclosures in the accompanying footnotes have been restated to exclude amounts which have been reclassified to discontinued operations.

Properties

        Real estate assets are stated at cost less any provisions for impairments. As discussed in Note 4, the real estate assets were recorded at fair value pursuant to the application of acquisition accounting on the Effective Date. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized to the extent the total carrying amount of the property does not exceed the estimated fair value of the completed property. Real estate taxes and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the constructed assets.

        Pre-development costs, which generally include legal and professional fees and other third-party costs directly related to the construction assets, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed (see also our impairment policies in this Note 3 below).

        Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the shorter of the useful life or the applicable lease term. Expenditures for significant betterments and improvements are capitalized. Maintenance and repairs are charged to expense when incurred.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We periodically review the estimated useful lives of our properties. Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	45
Equipment and fixtures	5 - 10
Tenant improvements	Shorter of useful life or applicable lease term

        Accumulated depreciation was reset to zero on the Effective Date as described in Note 4 in conjunction with the application of the acquisition method of accounting due to the Plan and the Investment Agreements.

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

        Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant occupancy percentage changes, debt maturities, management's intent with respect to the assets and prevailing market conditions.

        Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress are assessed by project and include, but are not limited to, significant changes in the Company's plans with respect to the project, significant changes in projected completion dates, tenant demand, anticipated revenues or cash flows, development costs, market factors and sustainability of development projects.

        If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the applicable assets. Although the carrying amount may exceed the estimated fair value of certain assets, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset group. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

        During the respective periods, we determined there were events and circumstances indicating that certain properties were not recoverable and therefore required impairments. As such, we recorded impairment charges related to three operating properties and one non-income producing asset of $68.3 million for the year ended December 31, 2011. In 2011, these provisions reduced the carrying value of certain assets to approximately $37.5 million below the approximately $83.9 million of nonrecourse notes payable related to those assets. The Predecessor recorded impairment charges related to operating properties and properties under development of $35.3 million for the period from January 1, 2010 through November 9, 2010 and $1.08 billion for the year ended December 31, 2009. These impairment charges are included in provisions for impairment in our Consolidated Statements of Operations and Comprehensive Income (Loss), except for $4.0 million for the year ended December 31, 2011, $30.8 million for the period from January 1, 2010 through November 9, 2010 and $831.1 million for the year ended December 31, 2009, which are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Investment in Unconsolidated Real Estate Affiliates

        According to the guidance related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that an other-than-temporary decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary impairments with respect to the carrying values of our unconsolidated real estate affiliates.

        In the period January 1, 2010 through November 9, 2010, the Predecessor recorded an impairment provision of approximately $21.1 million related to the sale of its interest in Turkey, recorded in equity in income (loss) of Unconsolidated Real Estate Affiliates. We did not record any provisions for impairment related to our investments in Unconsolidated Real Estate Affiliates for the year ended December 31, 2011, for the period November 10, 2010 through December 31, 2010 and for the year ended December 31, 2009.

Goodwill

        The application of acquisition accounting on the Effective Date did not yield any goodwill for the Successor and all prior goodwill amounts of the Predecessor were eliminated (Note 4). With respect to the Predecessor, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed was recorded as goodwill. Recorded goodwill was tested for impairment annually or more frequently if events or changes in

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

circumstances indicated that the asset might be impaired. The Predecessor assessed fair value based on estimated future cash flow projections that utilized discount and capitalization rates which are generally unobservable in the market place (Level 3 inputs) under these principles, but approximate the inputs we believe would be utilized by market participants in assessing fair value. Estimates of future cash flows were based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the carrying amount of a property, including its goodwill, exceeded its estimated fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill was less than the carrying amount of goodwill, an impairment charge was recorded.

        As a result of the procedures performed, the Predecessor recorded provisions for impairment of goodwill of $140.6 million for the year ended December 31, 2009. During 2010, until the Effective Date, there were no events or circumstances that indicated that the then current carrying amount of goodwill might be impaired.

Acquisitions of Operating Properties

        Acquisitions of properties are accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired properties were included in the results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. No significant value had been ascribed to the tenant relationships at the acquired properties in previous years by the Predecessor or by the Successor in 2010 (Note 4).

Investments in Unconsolidated Real Estate Affiliates

        We account for investments in joint ventures where we own a non-controlling joint interest using the equity method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and reduced by distributions received. Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. Except for Retained Debt (as described in Note 6), differences between the carrying amount of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of such Unconsolidated Real Estate Affiliates (for example, arising from the application of the acquisition method of accounting as described in Note 4) are amortized over lives ranging from five to 45 years. When cumulative distributions exceed our investment in the joint venture, the investment is reported as a liability in our consolidated financial statements. The liability is limited to our maximum potential obligation to fund contractual obligations, including recourse related to certain debt obligations.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Highly-liquid investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

Leases

        We account for the majority of our leases as operating leases. Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables. Leases which transfer substantially all the risks and benefits of ownership to us are considered capital leases and the present values of the minimum lease payments are accounted for as assets and liabilities.

Deferred Expenses

        Deferred expenses primarily consist of leasing commissions and related costs and are amortized using the straight-line method over the life of the leases. Deferred expenses also include financing fees we incurred in order to obtain long-term financing and are amortized as interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. The acquisition method of accounting eliminated such balances of deferred financing fees and the Successor only has recorded amounts incurred subsequent to the Effective Date.

Revenue Recognition and Related Matters

        Minimum rent revenues are recognized on a straight-line basis over the terms of the related operating leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on properties that were fair valued at emergence and acquired properties. The following is a summary of amortization of straight-line rent, net amortization /accretion related to above and below-market tenant leases and termination income:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31,	Period from January 1, 2010 through November 9,	Year Ended December 31, 2009
Amortization of straight-line rent	$86,255	$2,910	$28,320	$25,155
Net amortization/accretion of above and below-market tenant leases	(133,119)	(16,105)	5,797	9,597
Lease termination income	17,884	2,241	18,985	22,736

        The following is a summary of straight-line rent receivables, which are included in Accounts and notes receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	December 31, 2011	December 31, 2010
	(In thousands)
Straight-line rent receivables, net	$97,460	$14,125

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The following table summarizes the changes in allowance for doubtful accounts:

	Successor		Predecessor
	2011	2010	2010	2009
	(In thousands)
Balance as of January 1, (November 9, 2010 for Successor)	$40,746	$53,670	$69,235	$59,784
Provisions for doubtful accounts	6,223	480	15,870	30,331
Write-offs	(14,191)	(13,404)	(31,435)	(20,880)

Balance as of December 31, (November 9, 2010 for Predecessor)	$32,778	$40,746	$53,670	$69,235

        Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount, is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are generally recognized as revenues in the period the related costs are incurred.

        In leasing tenant space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership, for accounting purposes, of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

Income Taxes (Note 8)

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns and are recorded primarily by certain of our taxable REIT subsidiaries. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision. The Successor experienced a change in control, as a result of the transactions undertaken to emerge from bankruptcy, pursuant to Section 382 of the Internal Revenue Code that could limit the benefit of deferred tax assets. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.

Transactions with Affiliates

        Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties up to the sale of our management services business in June 2010. The following are fees earned from the Unconsolidated Real Estate Affiliates and third party managed properties which are included in management fees and other corporate revenues on our Consolidated Statements of Operations and Comprehensive Income (Loss):

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Management fees from affiliates	$60,752	$8,673	$51,257	$66,567

        In connection with the RPI Spin-Off (Note 19), we have entered into a Transition Services Agreement ("TSA") with RPI. Per the terms of the TSA, we have agreed to provide certain leasing, asset management, legal and other services to RPI for established fees, which are not expected to be material.

Fair Value Measurements

        The accounting principles for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

  •
  Level 1—defined as observable inputs such as quoted prices for identical assets or liabilities in active markets;

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

  •
  Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The following table summarizes our assets and liabilities that are measured at fair value on a nonrecurring basis during the year ended December 31, 2011 and for the period January 1, 2010 through November 9, 2010. No assets or liabilities were measured at fair value during the period November 10, 2010 through December 31, 2010.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Year Ended December 31, 2011 (Successor)
Investments in real estate(1)	$46,478	$—	$—	$46,478
For the Period January 1, 2010 through November 9, 2010 (Predecessor)
Investments in real estate(1)	$1,104,934	$—	$141,579	$963,355
Liabilities(2)	15,794,687	—	—	15,794,687

(1)
Refer to Note 3 for more information regarding impairment.

(2)
The fair value of debt relates to the properties that emerged from bankruptcy during the period January 1, 2010 through November 9, 2010.

        We estimated fair value relating to these impairment assessments based upon discounted cash flow and direct capitalization models that included all projected cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable. Such projected cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that we believed to be within a reasonable range of current market rates for each property analyzed. Based upon these inputs, we determined that our valuations of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy. For our properties for which the estimated fair value was based on estimated sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy.

        In addition, the fair value of liabilities related to debt on the properties that filed for bankruptcy and emerged during the period from April 9, 2009 through November 9, 2010 was $15.79 billion as of November 9, 2010 and were fair valued using Level 3 inputs. Fair value was determined based on the net present value of debt using current market rates.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes gains and losses recorded within earnings as a result of changes in fair value:

	Total Loss
			Predecessor
	Successor
			Period from January 1, 2010 through November 9, 2010
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010		Year Ended December 31, 2009
	(In thousands)
Investments in real estate(1)	$(68,382)	$—	$(35,290)	$(1,031,810)
Liabilities(2)	—	—	(200,921)	(287,991)

(1)
Refer to Note 3 for more information regarding impairment.

(2)
The fair value of liabilities relates to debt on the properties that filed for bankruptcy and emerged during the period from April 9, 2009 through November 9, 2010.

        Prior to emergence, we elected the fair value option for debt related to certain properties that were held for sale. The unpaid debt balance, fair value estimates, fair value measurements, gain (in reorganization items) and interest expense as of November 9, 2010 and for the period from January 1, 2010 through November 9, 2010 and the year ended December 31, 2009, with respect to these properties are as follows:

	November 9, 2010
	Unpaid Debt Balance of Properties Held for Sale	Fair Value Estimate of Properties Held for Sale	Significant Unobservable Inputs (Level 3)	Total Gain Period from January 1, 2010 through November 9, 2010	Total Gain for the Year Ended December 31, 2009	Interest Expense for the Period from January 1, 2010 through November 9, 2010	Interest Expense for the Year Ended December 31, 2009
	(In thousands)
Mortgages, notes and loans payable	$644,277	$556,415	$556,415	$36,243	$54,224	$29,694	$36,737

        An entity may choose to de-elect the fair value option when a defined qualifying event occurs. As the emergence from bankruptcy and subsequent acquisition method accounting met the definition of a qualifying event to de-elect, the Successor chose as of November 9, 2010 to de-elect from the fair value option for all previously elected mortgages.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2011 and December 31, 2010.

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$14,781,862	$14,964,332	$15,416,077	$15,217,325
Variable-rate debt	2,347,644	2,326,533	2,425,680	2,427,845

	$17,129,506	$17,290,865	$17,841,757	$17,645,170

        The fair value of our Junior Subordinated Notes approximates their carrying amount as of December 31, 2011 and December 31, 2010. We estimated the fair value of this debt based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed, or, in the case of the Successor, recorded due to the acquisition method of accounting (Note 4). Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

Foreign Currency Translation

        The functional currencies for our international joint ventures are their local currencies. Assets and liabilities of these investments are translated at the rate of exchange in effect on the balance sheet date and operations are translated at the weighted average exchange rate for the period. Translation adjustments resulting from the translation of assets and liabilities are accumulated in stockholders' equity as a component of accumulated other comprehensive income (loss). Translation of operations is reflected in equity in other comprehensive income.

Reorganization Items

        Reorganization items are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Predecessor. Reorganization items include legal fees, professional fees and similar types of expenses resulting from activities of the reorganization process, gains on liabilities subject to compromise directly related to the Chapter 11 Cases, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases. We recognized a net expense on reorganization items of $339.3 million for the period January 1, 2010 through November 9,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2010 and a net credit of $118.9 million for the year ended December 31, 2009. These amounts exclude reorganization items that are currently included within discontinued operations. We did not recognize any reorganization items in 2011 or in the Successor period of 2010.

        The terms of engagement and the timing of payment for professional services rendered during our Chapter 11 proceedings were subject to approval by the Bankruptcy Court. In addition, certain of these retained professionals had agreements that provided for success or completion fees that became payable upon the Effective Date. As of December 31, 2010 we accrued $7.1 million of success or completion fees in accounts payable and accrued expenses on the Consolidated Balance Sheet. All success fees were fully paid as of December 31, 2011.

        In addition, we adopted a key employee incentive program (the "KEIP") which provided for payment to certain key employees upon successful emergence from bankruptcy. The amount payable under the KEIP was calculated based upon a formula related to the recovery to creditors and equity holders measured on the Effective Date and on February 7, 2011, 90 days after the Effective Date. Approximately $181.5 million was paid in two installments, November 12, 2010 and February 25, 2011, under the KEIP. Our liability under the Plan was recognized from the date the KEIP was approved by the Bankruptcy Court to the Effective Date. We accrued a liability for the KEIP in Accounts payable and accrued expenses on the Consolidated Balance Sheets of approximately $115.5 million and $27.5 million as of December 31, 2010 and 2009, respectively. The related expense was recognized in Reorganization items. All KEIP amounts were fully paid as of December 31, 2011.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and goodwill, fair value of debt and cost ratios and completion percentages used for land sales (prior to the spin-off of HHC). Actual results could differ from these and other estimates.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 ACQUISITIONS, DISPOSITIONS AND INTANGIBLES

Acquisitions and Dispositions

        During 2011, we acquired 11 anchor pads for approximately $78.7 million. In addition, we sold our interest in 14 consolidated properties for aggregate sales proceeds of $507.3 million, which resulted in a $114.8 million reduction in mortgage payable.

        On November 10, 2011, GGP and Kimco Realty ("Kimco") executed a joint venture partnership agreement whereby both companies would own 50% interest of Owings Mills Mall, LLC ("Owings Mills Joint Venture"), a property that was previously included in consolidated properties. As part of Owings Mills Joint Venture, GGP and Kimco will redevelop the one million square foot regional mall in Owings Mills, Maryland. Kimco purchased the 50% interest for $16.4 million which was paid directly to GGP and not contributed into the Owings Mills Joint Venture. GGP recognized a $2.1 million gain as a result of the partial sale. GGP will account for Owings Mills using the equity method of accounting as we share control over major decisions and Kimco has substantive participating rights.

        On September 19, 2011, we contributed St. Louis Galleria, a wholly-owned regional mall located in St. Louis, Missouri, into a newly formed joint venture, GGP-CPP Venture, LP ("GGP-CPP") which was formed with the Canada Pension Plan Investment Board ("CPP"). CPPIB contributed approximately $83 million of cash into GGP-CPP. GGP-CPP used the cash to purchase Plaza Frontenac, a regional mall located in Frontenac, Missouri, a suburb of St. Louis. In exchange for our contribution of St. Louis Galleria, we received a 55% economic interest in Plaza Frontenac and a 74% economic interest in St. Louis Galleria. GGP is the general partner in GGP-CPP; however, because we share control over major decisions with CPP and CPP has substantive participating rights, we will account for GGP-CPP under the equity method of accounting. No gain or loss was recorded upon the contribution of St. Louis Galleria to GGP-CPP as no cash was received in exchange for the contribution.

        In June 2011, we closed on a transaction with a third party in which we sold our ownership share of Superstition Springs Center and Arrowhead Towne Center, both located in Phoenix, Arizona for $120.0 million, which consisted of a sales price of $168.0 million less $48.0 million of debt assumed by the third party. In exchange we received six big-box anchor locations in Arizona, California, Illinois and Utah previously owned by the third party and $75.0 million in cash. The transaction was treated as a non-monetary exchange that resulted in a minimal gain.

        In addition, we transferred eight consolidated properties to the lender in lieu of debt, which resulted in a $406.5 million reduction in mortgage notes payable.

Acquisition Method of Accounting Adjustments on the Effective Date

        The structure of the Plan Sponsors' investments triggered the acquisition method of accounting, as the Plan and consummation of the Investment Agreements and the Texas Teachers Investment Agreement constituted a business combination. New GGP, Inc. was the acquirer that obtained control as it obtained all of the common stock of the Predecessor (a business for purposes of applying the acquisition method of accounting) in exchange for issuing its stock to the Predecessor common stockholders on a one-for-one basis (excluding fractional shares). The acquisition method of accounting was applied at the Effective Date and, therefore, the Successor's balance sheet as of December 31, 2010 and statements of operations, cash flows and equity for the period November 10, 2010 through December 31, 2010 reflects the revaluation of the Predecessor's assets and liabilities to fair value as of the Effective Date. The acquisition method of accounting has been applied to the assets and liabilities

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 ACQUISITIONS, DISPOSITIONS AND INTANGIBLES (Continued)

of the Successor to reflect the acquisition of the Predecessor by the Successor as part of the Plan. The acquisition method of accounting adjustments recorded on the Effective Date reflect the allocation of the estimated purchase price as presented in the table below. Such adjustments reflect the amounts required to adjust the carrying values of our assets and liabilities, after giving effect to the transactions pursuant to the Plan and the distribution of HHC, to the fair values of such remaining assets and liabilities and redeemable noncontrolling interests, with the offset to common equity, as provided by the acquisition method of accounting. Accordingly, the accompanying financial statements have been prepared in conformity with ASC 852-10, Reorganizations, and ASC 805-10, Business Combinations, for the Successor as a new entity including assets, liabilities and a capital structure with carrying values not comparable with prior periods.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 ACQUISITIONS, DISPOSITIONS AND INTANGIBLES (Continued)

Purchase Price Allocation
(in thousands)

		November 9, 2010
Sources of funds		$6,761,250
Plus: Existing GGP common equity*		4,446,691
Plus: Assumed liabilities
Fair value of mortgages, notes and loans payable		18,834,033
Deferred tax liabilities		39,113
Accounts payable and accrued expenses:
Below-market tenant leases	988,018
HHC tax indemnity	303,750
Accounts payable to affiliates	221,986
Accrued payroll and bonus	225,811
Accounts payable	304,794
Real estate tax payable	107,621
Uncertain tax position liability	20,247
Above-market ground leases	9,839
Other accounts payable and accrued expenses	478,293

Total accounts payable and accrued expenses		2,660,359

Total assumed liabilities		21,533,505
Plus: Total redeemable noncontrolling interests		220,842
Plus: Noncontrolling interests in consolidated real estate affiliates		102,171

Total purchase price		$33,064,459

Land		$4,858,396
Buildings and equipment:
Buildings and equipment	18,717,983
In-place leases	603,697
Lease commissions and costs	1,403,924

Total buildings and equipment		20,725,604
Developments in progress		137,055
Investment in and loans to/from Unconsolidated Real Estate Affiliates		3,184,739
Cash and cash equivalents		1,537,599
Accounts and notes receivable, net		129,439
Deferred expenses:
Lease commissions	154,550
Capitalized legal/marketing costs	26,757

Total deferred expenses		181,307
Prepaid expenses and other assets:
Above-market tenant leases	1,634,332
Below-market ground leases	259,356
Security and escrow deposits	153,294
Prepaid expenses	49,018
Real estate tax stabilization agreement	111,506
Deferred tax assets	10,576
Other	92,238

Total prepaid expenses and other assets		2,310,320

Total fair value of assets		$33,064,459

*
outstanding Old GGP common stock on the Effective Date at a value of $14 per share.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 ACQUISITIONS, DISPOSITIONS AND INTANGIBLES (Continued)

        The purchase price for purposes of the application of the acquisition method of accounting was calculated using the equity contributions of the Plan Sponsors, Blackstone and Texas Teachers and a $14.00 per share value of the common stock of New GGP, Inc. issued to the equity holders of the Predecessor plus the assumed liabilities of GGP, Inc. (at fair value). The $14.00 per share value of the common stock of GGP, Inc. reflects the "when issued" closing price of New GGP, Inc. common stock on the Effective Date. Such calculation yields a purchase price of approximately $33.1 billion. The aggregate fair value of the assets and liabilities of New GGP, Inc., after the distribution of HHC pursuant to the Plan, were computed using estimates of future cash flows and other valuation techniques, including estimated discount and capitalization rates, and such estimates and techniques were also used to allocate the purchase price of acquired property between land, buildings, equipment, tenant improvements and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market tenant and ground leases. Elements of the Predecessor's working capital have been reflected at current carrying amounts as such short-term items are assumed to be settled in cash within 12 months at such values.

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

        Intangible assets and liabilities were calculated for above-market and below-market tenant and ground leases where we are either the lessor or the lessee. Above-market and below-market tenant and ground lease values were valued (using an interest rate which reflects the risks associated with the leases acquired) based on the difference between the contractual amounts to be received or paid pursuant to the leases and our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable term of the leases, including below market renewal options. The variance between contract rent versus prevailing market rent is projected to expiration for each particular tenant and discounted back to the date of acquisition. Significant

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 ACQUISITIONS, DISPOSITIONS AND INTANGIBLES (Continued)

assumptions used in determining the fair value of leasehold assets and liabilities include: (1) the market rental rate, (2) market reimbursements, (3) the market rent growth rate and (4) discount rates. Above and below-market lease values are amortized over the remaining non-cancelable terms of the respective leases (approximately five years for tenant leases and approximately 50 years for ground leases). The remaining term of leases with lease renewal options with terms significantly below (25% or more discount to the assumed market rate of the tenant's space at the time the renewal option is to apply) market reflect the assumed exercise of such renewal options and assume the amortization period would coincide with the extended lease term. Due to existing contacts and relationships with tenants at our currently owned properties and that there was no significant perceived difference in the renewal probability of a tenant based on such relationship, no significant value has been ascribed to the tenant relationships at the properties.

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

        With respect to our investments in the Unconsolidated Real Estate Affiliates, our fair value reflects the fair value of the property held by such affiliate, as computed in a similar fashion to our majority owned properties. Such fair values have been adjusted for the consideration of our ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests. We estimated the fair value of debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, the current LIBOR and U.S. treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate such amounts. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 ACQUISITIONS, DISPOSITIONS AND INTANGIBLES (Continued)

Intangible Assets and Liabilities

        The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
		(In thousands)
As of December 31, 2011
Tenant leases:
In-place value	$1,248,981	$(390,839)	$858,142
Above-market	1,476,924	(314,632)	1,162,292
Below-market	(817,757)	184,001	(633,756)
Ground leases:
Above-market	(9,839)	439	(9,400)
Below-market	204,432	(6,202)	198,230
Real estate tax stabilization agreement	111,506	(7,211)	104,295
As of December 31, 2010
Tenant leases:
In-place value	$1,342,036	$(56,568)	$1,285,468
Above-market	1,561,925	(43,032)	1,518,893
Below-market	(959,115)	26,804	(932,311)
Building leases:
Below-market	15,268	(242)	15,026
Ground leases:
Above-market	(9,839)	55	(9,784)
Below-market	256,758	(904)	255,854
Real estate tax stabilization agreement	111,506	(899)	110,607

        The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets. The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets; the below-market tenant leases and above-market ground leases are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

        Amortization/accretion of these intangibles had the following effects on our loss from continuing operations:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Amortization/accretion effect on continuing operations	$(551,550)	$(74,519)	$(36,349)	$(43,733)

        Future amortization is estimated to decrease net income by approximately $420.6 million in 2012, $336.8 million in 2013, $285.7 million in 2014, $243.2 million in 2015 and $202.6 million in 2016.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

        All of our 2011, 2010 and 2009 dispositions are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) and are summarized in the table below. We have five properties classified as held for disposition as of December 31, 2011. These properties have been approved for sale and are expected to be sold or disposed of within 12 months. In March 2011, we revised our intent with respect to two properties previously classified as held for sale (Mall St. Vincent and Southland Center). As we no longer met the criteria for held for sale treatment, we reclassified these two properties as held for use in our Consolidated Balance Sheet as of March 31, 2011 and as continuing operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented.

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Retail and other revenue	$66,984	$20,437	$219,588	$261,337
Land and condominium sales	—	—	96,976	45,997

Total revenues	66,984	20,437	316,564	307,334

Retail and other operating expenses	43,790	15,394	136,243	216,066
Land and condominium sales operations	—	—	99,449	50,770
Impairment loss	4,045	—	30,784	831,096

Total expenses	47,835	15,394	266,476	1,097,932

Operating income	19,149	5,043	50,088	(790,598)
Interest expense, net	(15,743)	(5,993)	(21,068)	(35,110)
Other expenses	—	(8)	9,027	27,316

Net income (loss) from operations	3,406	(958)	38,047	(798,392)
(Provision for) benefit from income taxes	(101)	(18)	472,676	21,180
Noncontrolling interest	17	—	(64)	453
Gains (losses) on disposition of properties	4,332	(4,976)	(1,111,277)	(966)

Net income (loss) from discontinued operations	$7,654	$(5,952)	$(600,618)	$(777,725)

Distribution of HHC

        As described in Note 2, certain net assets of the Predecessor were distributed to its stockholders to form HHC, a newly formed publicly held real estate company. The Predecessor recorded a loss on distribution for the difference between the carrying amount and the fair value of the disposal group

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES (Continued)

when the spin-off transaction was consummated. This loss on distribution of approximately $1.11 billion was recorded by the Predecessor as discontinued operations on the Effective Date based on the fair value of the disposal group calculated based on the difference between the Predecessor's carrying value of the carve-out group of net assets distributed to HHC and the fair value based on $36.50 per share (the NYSE closing price of HHC common stock which was traded on a "when issued" basis on the Effective Date).

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES

        The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

        In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. Such Retained Debt totaled $130.6 million as of December 31, 2011 and $155.6 million as of December 31, 2010, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of December 31, 2011, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

        Indebtedness secured by our Unconsolidated Properties was $5.80 billion as of December 31, 2011 and $6.02 billion as of December 31, 2010. Our proportionate share of such debt was $2.78 billion as of December 31, 2011 and $2.67 billion as of December 31, 2010, including Retained Debt. There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

        On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. ("Aliansce"), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce's common shares in Brazil (the "Aliansce IPO"). Although we did not sell any of our Aliansce shares in the Aliansce IPO, our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result of the stock sold in the Aliansce IPO. We continue to apply the equity method of accounting to our ownership interest in Aliansce. As an equity method investor, we accounted for the shares issued by Aliansce as if we had sold a proportionate share of our investment at the issuance price per share of the Aliansce IPO. Accordingly, the Predecessor recognized a gain of $9.7 million for the period from January 1, 2010 through November 9, 2010, which is reflected in equity in income (loss) of Unconsolidated Real Estate Affiliates.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

        Following is summarized financial information for our Unconsolidated Real Estate Affiliates. Certain 2010 and 2009 amounts have been reclassified to conform to the 2011 presentation as a result of discontinued operations.

	December 31, 2011	December 31, 2010
	(In thousands)
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates
Assets:
Land	$953,603	$893,769
Buildings and equipment	7,906,346	7,810,685
Less accumulated depreciation	(1,950,860)	(1,808,819)
Developments in progress	99,352	56,714

Net property and equipment	7,008,441	6,952,349
Investment in unconsolidated joint ventures	758,372	630,212

Net investment in real estate	7,766,813	7,582,561
Cash and cash equivalents	387,549	421,206
Accounts and notes receivable, net	162,822	148,059
Deferred expenses, net	250,865	196,809
Prepaid expenses and other assets	143,021	116,926
Assets held for disposition	—	94,336

Total assets	$8,711,070	$8,559,897

Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$5,790,509	$5,891,224
Accounts payable, accrued expenses and other liabilities	446,462	361,721
Liabilities on assets held for disposition	—	143,517
Owners' equity	2,474,099	2,163,435

Total liabilities and owners' equity	$8,711,070	$8,559,897

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$2,474,099	$2,163,435
Less joint venture partners' equity	(1,417,682)	(2,006,460)
Capital or basis differences and loans	1,996,556	2,996,723

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,052,973	$3,153,698

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	Successor		Predecessor
	Year ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year ended December 31, 2009
	(In thousands)
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$723,121	$101,266	$585,791	666,577
Tenant recoveries	297,530	41,610	245,102	300,844
Overage rents	26,736	6,502	9,103	13,172
Management and other fees	16,346	1,217	15,592	9,802
Other	52,721	8,491	21,414	28,631

Total revenues	1,116,454	159,086	877,002	1,019,026

Expenses:
Real estate taxes	98,738	11,971	73,830	91,537
Property maintenance costs	40,293	7,309	31,882	36,364
Marketing	17,791	5,215	10,894	14,543
Other property operating costs	162,572	23,052	130,621	160,777
Provision for doubtful accounts	6,826	(471)	5,287	10,781
Property management and other costs	46,935	7,576	40,409	51,369
General and administrative	29,062	2,491	36,034	11,637
Provisions for impairment	—	—	881	18,046
Depreciation and amortization	267,369	36,225	211,725	240,044

Total expenses	669,586	93,368	541,563	635,098

Operating income	446,868	65,718	335,439	383,928
Interest income	18,355	2,309	17,932	5,488
Interest expense	(350,716)	(47,725)	(271,476)	(293,852)
(Provision for) benefit from for income taxes	(794)	(179)	66	(1,673)
Equity in income of unconsolidated joint ventures	54,207	9,526	43,479	61,730

Income from continuing operations	167,920	29,649	125,440	155,621
Discontinued operations	165,323	219	50,757	(61,503)
Allocation to noncontrolling interests	(3,741)	111	964	(3,453)

Net income attributable to joint venture partners	$329,502	$29,979	$177,161	$90,665

Equity In (Loss) Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$329,502	$29,979	$177,161	$90,665
Joint venture partners' share of income	(181,213)	(17,878)	(67,845)	(26,320)
Amortization of capital or basis differences	(145,391)	(12,605)	(61,302)	(59,710)
Gain on Aliansce IPO	—	—	9,718	—
Loss on Highland Mall conveyance	—	—	(29,668)	—
Discontinued operations	—	—	(6,207)	28,208

Equity in income (loss) of Unconsolidated Real Estate Affiliates	$2,898	$(504)	$21,857	$32,843

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE

        Mortgages, notes and loans payable are summarized as follows (see Note 18 for the maturities of our long term commitments):

	December 31, 2011	December 31, 2010
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$13,077,572	$13,687,452
Corporate and other unsecured term loans	1,704,290	1,728,625

Total fixed-rate debt	14,781,862	15,416,077

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,347,644	2,425,680

Total Mortgages, notes and loans payable	$17,129,506	$17,841,757

Variable-rate debt:
Junior Subordinated Notes	$206,200	$206,200

        The weighted-average interest rate excluding the effects of deferred finance costs, on our collateralized mortgages, notes and loans payable was 5.13% at December 31, 2011 and 5.24% at December 31, 2010. The weighted average interest rate, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 6.18% at December 31, 2011.

        We are not aware of any instance of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2011.

        During the year ended December 31, 2011, we or our Unconsolidated Real Estate Affliates refinanced the mortgage notes on 20 Consolidated and Unconsolidated regional malls representing $3.24 billion of new mortgage notes at our proportionate share. These 20 new fixed-rate mortgage notes have a weighted average term of 10.16 years and generated cash proceeds in excess of in-place financing of approximately $619 million to GGP. We have also been able to lower the weighted average interest rate of these 20 mortgage notes from 5.83% to 5.06%, while lengthening the term by approximately seven years over the remaining term previously in place.

Collateralized Mortgages, Notes and Loans Payable

        As of December 31, 2011, $22.63 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $2.92 billion of debt, are cross-collateralized with other properties. Although a majority of the $15.42 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $2.49 billion of such mortgages, notes and loans payable are recourse due to guarantees or other security provisions for the benefit of the note holder. In addition, certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

Corporate and Other Unsecured Loans

        We have certain unsecured debt obligations, the terms of which are described below. As the result of a consensual agreement reached in the third quarter of 2010 with lenders of certain of our corporate debt, we recognized $83.7 million of additional interest expense for the period January1, 2010 through November 9, 2010. The results of the Plan treatment for each of these obligations is also described below.

        GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2041. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. As a result, we have recorded the Junior Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets at December 31, 2011 and 2010. The Plan provided for reinstatement of the TRUPS.

        We have publicly-traded unsecured bonds of $1.65 billion outstanding as of December 31, 2011 and December 31, 2010. Such bonds have maturity dates from September 2012 through November 2015 and interest rates ranging from 5.38% to 7.20%. The bonds have covenants, including ratios of secured debt to gross assets and total debt to total gross assets. We expect to repay the $349.5 million of bonds that are due in September 2012.

        In connection with the consummation of the Plan, we entered into a revolving credit facility (the "Facility") providing for revolving loans of up to $300 million, none of which was used to consummate the Plan. On February 25, 2011, we amended the Facility to provide for loans up to approximately $720 million and, under certain circumstances, up to $1 billion. On April 11, 2011, we further amended the Facility to provide for loans up to $750 million retaining the right, in certain circumstances, to borrow up to $1 billion. The Facility is scheduled to mature three years from the Effective Date and the Facility is guaranteed by certain of our subsidiaries and secured by (i) first lien mortgages on certain properties, (ii) first-lien pledges of equity interests in certain of our subsidiaries and (iii) various additional collateral.

        No amounts have been drawn on the Facility. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 4.5%. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required to maintain a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio and we are not aware of any non-compliance with such covenants as of December 31, 2011.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

Letters of Credit and Surety Bonds

        We had outstanding letters of credit and surety bonds of $19.1 million as of December 31, 2011 and $41.8 million as of December 31, 2010. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 8 INCOME TAXES

        We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code. We intend to maintain REIT status. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute 100% of capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

        As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income. Generally, we are currently open to audit by the Internal Revenue Service for the years ending December 31, 2007 through 2011 and are open to audit by state taxing authorities for years ending December 31, 2006 through 2011. Two of the Predecessor's taxable REIT subsidiaries distributed as part of HHC were subject to IRS audit for the years ended December 31, 2007 and 2008. On February 9, 2011, the two taxable REIT subsidiaries received statutory notices of deficiency ("90-day letters") seeking $144.1 million in additional tax. The two taxable REIT subsidiaries filed petitions in the U.S. Tax Court on May 6, 2011 and the government filed answers on July 6, 2011. It is the Predecessor's position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries. However, as the result of the IRS' position, the Predecessor previously provided appropriate levels for the additional taxes sought by the IRS, through its uncertain tax position liability or deferred tax liabilities. Although the Predecessor believes the tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In the opinion of management, the Predecessor has made adequate tax provisions for the years subject to examination.

        Based on our assessment of the expected outcome of examinations that are in process or may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, we do not expect that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2011 during the next twelve months.

        As a result of the emergence transactions, the Predecessor and its subsidiaries did experience an ownership change as defined under section 382 of the Internal Revenue Code which will limit its use of certain tax attributes. As such, there are valuation allowances placed on deferred tax assets where appropriate. Most of the attributes of the Predecessor were either used in effecting the reorganization or transferred to HHC. Remaining attributes subject to limitation under Section 382 are not material.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 INCOME TAXES (Continued)

        The provision for (benefit from) income taxes for the year ended December 31, 2011, the period from November 10 through December 31, 2010, the period from January 1, 2010 through November 9, 2010 and the year ended December 31, 2009 were as follows:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Current	$12,081	$(2,553)	$(5,943)	$(6,231)
Deferred	(2,825)	(6,356)	(54,513)	12,801

Total from Continuing Operations	9,256	(8,909)	(60,456)	6,570
Current	101	18	(29,297)	(9,212)
Deferred	—	—	(443,379)	(11,968)

Total from Discontinued Operations	101	18	(472,676)	(21,180)

Total	$9,357	$(8,891)	$(533,132)	$(14,610)

        The distribution of assets from the Predecessor in the formation of HHC significantly changed the Successor's exposure to income taxes. The majority of taxable activities within the Predecessor were distributed in the formation of HHC with relatively insignificant taxable activities remaining with the Successor. The vast majority of the Successor's activities are conducted within the REIT structure. REIT earnings are generally not subject to federal income taxes. As such, the Successor's provision for (benefit from) income taxes is not a material item in its financial statements.

        Total provision for (benefit from) income taxes computed for continuing and discontinued operations by applying the Federal corporate tax rate for the year ended December 31, 2011, the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 INCOME TAXES (Continued)

period from November 10 through December 31, 2010, the period from January 1, 2010 through November 9, 2010 and the year ended December 31, 2009 were as follows:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Tax at statutory rate on earnings from continuing operations before income taxes	$(109,050)	$(90,011)	$(225,959)	$(175,138)
Increase (decrease) in valuation allowances, net	(497)	1,491	(24,608)	22,479
State income taxes, net of Federal income tax benefit	5,488	576	2,956	3,045
Tax at statutory rate on REIT earnings not subject to Federal income taxes	111,748	90,832	228,399	155,450
Tax expense (benefit) from change in tax rates, prior period adjustments and other permanent differences	3,076	95	1,792	954
Tax expense (benefit) from discontinued operations	101	18	(472,676)	(21,180)
Uncertain tax position expense, excluding interest	(1,185)	(8,856)	(34,560)	866
Uncertain tax position interest, net of federal income tax benefit and other	(324)	(3,036)	(8,476)	(1,086)

Provision for (benefit from) income taxes	$9,357	(8,891)	(533,132)	(14,610)

        Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our TRS net operating loss carryforwards are currently scheduled to expire in subsequent years through 2031. All of the REIT net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Code, although it is not expected that there will be a significant impact as they are expected to be utilized against pre-tax income.

        The amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes for our TRS's are as follows:

	Amount	Expiration Dates
	(In thousands)
Net operating loss carryforwards—State	$25,944	2012 - 2031
Capital loss carryforwards	6,638	2015

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 INCOME TAXES (Continued)

        Each TRS and certain REIT entities subject to state income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. As of December 31, 2011, we had gross deferred tax assets totaling $21.6 million, of which a valuation allowance of $17.0 million has been established against certain deferred tax assets, and gross deferred tax liabilities of $29.2 million. Net deferred tax assets (liabilities) are summarized as follows:

	2011	2010
	(In thousands)
Total deferred tax assets	$21,574	$27,998
Valuation allowance	(16,996)	(17,493)

Net deferred tax assets	4,578	10,505
Total deferred tax liabilities	(29,220)	(36,463)

Net deferred tax liabilities	$(24,642)	$(25,958)

        Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that we do not reasonably expect to realize. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.

        The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
	(In thousands)
Operating loss and tax credit carryforwards	$5,489	$16,074
REIT deferred state tax liability	—	(9,653)
Other TRS Property, primarily differences in basis of assets and liabilities	(13,135)	(14,886)
Valuation allowance	(16,996)	(17,493)

Net deferred tax liabilities	$(24,642)	$(25,958)

        We had unrecognized tax benefits recorded pursuant to uncertain tax positions of $6.1 million as of December 31, 2011, excluding interest, all of which would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $0.7 million as of December 31, 2011. The Successor had unrecognized tax benefits recorded pursuant to uncertain tax positions of $7.2 million as of December 31, 2010, excluding interest, all of which would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $1.1 million as of December 31, 2010.

        During the period ended November 9, 2010 and the year ended December 31, 2009 the Predecessor recognized previously unrecognized tax benefits, excluding accrued interest, of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 INCOME TAXES (Continued)

$72.9 million and $(6.2) million, respectively. The recognition of the previously unrecognized tax benefits resulted in the reduction of interest expense accrued related to these amounts.

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Unrecognized tax benefits, opening balance	$7,235	$16,090	$103,975	$112,915
Gross increases-tax positions in prior period	—	—	3,671	41
Gross increases-tax positions in current period	1,907	—	69,216	6,969
Gross decreases-tax positions in prior period	—	—	—	(15,950)
Lapse of statute of limitations	(944)	(8,855)	(35,117)	—
Gross decreases-other	(2,145)	—	(125,291)	—
Gross decreases-tax positions in current period	—	—	(364)	—

Unrecognized tax benefits, ending balance	$6,053	$7,235	$16,090	$103,975

        Based on the Successor's assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will change from those recorded at December 31, 2011, although such change would not be material to the 2012 financial statements.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 INCOME TAXES (Continued)

        Distributions paid on our common stock and their tax status, as sent to our shareholders, is presented in the following table. The tax status of GGP distributions in 2011, 2010 and 2009 may not be indicative of future periods.

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Oridinary income	$0.303	$—	$0.103
Return of capital	—	—	—
Qualified dividends	—	0.244	—
Capital gain distributions	0.296	0.136	0.087

Distributions per share	$0.599	$0.380	$0.190

NOTE 9 WARRANT LIABILITY

        Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued, on the Effective Date, 120 million warrants (the "Warrants") to purchase common stock of GGP. Below is a summary of the Warrants received by the Plan Sponsors and Blackstone.

Warrant Holder	Number of Warrants	Exercise Price
Brookfield Investor	57,500,000	$10.75
Blackstone—B	2,500,000	10.75
Fairholme	41,070,000	10.50
Pershing Square	16,430,000	10.50
Blackstone—A	2,500,000	10.50

	120,000,000

        The Warrants were fully vested upon issuance and the exercise prices are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events. As a result of these investment provisions, as of the record date of our common stock dividends, the number of shares issuable upon exercise of the outstanding Warrants was increased as follows:

		Exercise Price
Record Date	Issuable Shares	Brookfield Investor and Blackstone	Fairholme, Pershing Square and Blackstone
December 30, 2010	123,144,000	$10.48	$10.23
April 15, 2011	123,960,000	10.41	10.16
July 15, 2011	124,704,000	10.34	10.10
December 30, 2011	131,748,000	9.79	9.56

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 WARRANT LIABILITY (Continued)

        As a result of the RPI distribution, the exercise price of the Warrants were adjusted by $0.3943 for the Brookfield Investor and Blackstone and by $0.3852 for the Fairholme, Pershing Square and Blackstone, on the record date of December 30, 2011, and the total number of issuable shares was 131,748,000.

        Each GGP Warrant has a term of seven years and expires on November 9, 2017. The Brookfield Investor Warrants and the Blackstone (A and B) Investor Warrants are immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants will be exercisable (for the initial 6.5 years from the Effective Date) only upon 90 days prior notice. No Warrants were exercised during the year ended December 31, 2011.

        The estimated fair value of the Warrants was $986.0 million on December 31, 2011 and $1.04 billion on December 31, 2010 and is recorded as a liability as the holders of the Warrants could require GGP to settle such warrants in cash in the circumstance of a subsequent change of control. Subsequent to the Effective Date, changes in the fair value of the Warrants have been and will continue to be recognized in earnings. The fair value of the Warrants was estimated using the Black Scholes option pricing model using our stock price and Level 3 inputs (Note 3). The following table summarizes the estimated fair value of the Warrants and significant assumptions used in the valuation as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
	(Dollars in thousands, except for share amounts)
Warrant liability	$985,962	$1,041,004
GGP stock price per share	$15.02	$15.48
Implied volatility	37%	38%
Warrant term	5.86	6.86

        The following table summarizes the change in fair value of the Warrant liability which is measured on a recurring basis:

(In thousands)
Balance at November 10, 2010	$835,752
Warrant liability adjustment	205,252

Balance at December 31, 2010	1,041,004
Warrant liability adjustment	(55,042)

Balance at December 31, 2011	$985,962

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 RENTALS UNDER OPERATING LEASES

        We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals (excluding operating leases at properties held for disposition as of December 31, 2011 and properties part of the RPI Spin-Off—(Note 19) based on operating leases of our Consolidated Properties as of December 31, 2011 are as follows:

Year	Amount
(In thousands)
2012	$1,337,195
2013	1,267,646
2014	1,143,619
2015	1,003,459
2016	860,472
Subsequent	2,675,265

$8,287,656

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

NOTE 11 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Noncontrolling Interests

        The minority interests related to our common and preferred Operating Partnership units are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets, presented at the greater of the carrying amount adjusted for the noncontrolling interest's share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their fair value as of each measurement date. The redeemable noncontrolling interests have been presented at carrying value plus allocated income (loss) and other comprehensive income as of December 31, 2011 and at fair value as of December 31, 2010. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net loss attributable to common stockholders.

        Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders. However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. As a result, the common stock dividends declared for 2011 and 2010 modified the conversion rate to 1.0397624. The aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of December 31, 2011 if such holders had requested redemption of the Common Units as of December 31, 2011, and all such Common Units were redeemed or purchased pursuant to the rights associated with such Common Units for cash, would have been $103.0 million.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)

        The Plan provided that holders of the Common Units could elect to redeem, reinstate or convert their units. Four holders of the Common Units elected to redeem 226,684 Common Units in the aggregate on the Effective Date. All remaining Common Units were reinstated in the Operating Partnership on the Effective Date.

        The Operating Partnership issued Convertible Preferred Units, which are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the rates below (subject to adjustment). The Common Units are convertible into common stock at a one to one ratio at the current stock price. The convertible preferred units are carried at the greater of contractual redemption value or fair value (based on current stock price).

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of December 31, 2011	Converted Basis to Common Units Outstanding as of December 31, 2011	Contractual Coversion Price	Redemption Value
Series B	3.000	1,279,715	3,839,146	$16.6667	$63,985,887
Series D	1.508	532,750	803,498	33.1519	26,637,477
Series E	1.298	502,658	652,633	38.5100	25,132,889
Series C	1.000	20,000	20,000	250.0000	5,000,000

					$120,756,253

        Pursuant to the Plan, holders of the Convertible Preferred Units received their previously accrued and unpaid dividends net of the applicable taxes and reinstatement of their preferred units in the Operating Partnership. Holders of the preferred units will receive shares of the common stock of RPI as a result of the spin-off that occurred on January 12, 2012.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)

        The following table reflects the activity of the redeemable noncontrolling interests for year ended December 31, 2011, the period November 10, 2010 through December 31, 2010, the period January 1, 2010 through November 9, 2010 and for the year ended December 31, 2009.

(In thousands)
Predecessor
Balance at January 1, 2009 (Predecessor)	$499,926
Net loss	(21,960)
Distributions	(9,433)
Conversion of operating partnership units into common shares	(324,489)
Other comprehensive income	10,573
Adjustment for noncontrolling interests in operating partnership	(13,200)
Adjust redeemable noncontrolling interests	65,416

Balance at December 31, 2009 (Predecessor)	206,833

Net loss	(26,604)
Distributions	(15,608)
Other comprehensive income	683
Adjust redeemable noncontrolling interests	55,539

Balance at November 9, 2010 (Predecessor)	220,843

Successor
Net loss	(1,868)
Other comprehensive income	(8)
Adjust redeemable noncontrolling interests	11,522
Adjustment for noncontrolling interests in operating partnership	1,875

Balance at December 31, 2010 (Successor)	232,364

Net loss	(2,212)
Distributions	(5,879)
Cash redemption of operating partnership units	(4,615)
Other comprehensive loss	(337)
Adjustment for noncontrolling interests in operating partnership	4,474

Balance at December 31, 2011 (Successor)	$223,795

Common Stock Dividend and Purchase of Common Stock

        The following table summarizes the cash common stock dividends declared in 2011:

Declaration Date	Amount per Share	Date Paid	Record Date
March 29, 2011	$0.10	April 29, 2011	April 15, 2011
April 26, 2011	0.10	July 29, 2011	July 15, 2011
July 29, 2011	0.10	October 31, 2011	October 14, 2011
November 7, 2011	0.10	January 13, 2012	December 30, 2011

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)

        In addition to the November 7, 2011 cash dividend declared, the Board of Directors approved the distribution of RPI on December 20, 2011 in the form of a special dividend for which GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock held as of December 30, 2011. RPI's net equity was recorded as of December 31, 2011 as a dividend payable as substantive conditions for the spin-off were met as of December 31, 2011 and it was probable that the spin-off would occur. Accordingly, as of December 31, 2011, we have recorded a distribution payable of $526.3 million and a related decrease in retained earnings (accumulated deficit), of which $426.7 million relates to the special dividend, on our Consolidated Balance Sheet. On January 12, 2012, we distributed our shares in RPI to the shareholders of record as of the close of business on December 30, 2011. This special dividend satisfied part of our 2011 and the 2012 REIT distribution requirements.

        On December 20, 2010, we declared a dividend of $0.38 per share, paid on January 27, 2011 in the amount of approximately $35.8 million in cash and issued approximately 22.3 million shares of common stock (with a valuation of $14.4725 calculated based on the volume weighted average trading prices of GGP's common stock on January 19 and January 21, 2011).

        On March 29, 2011, we announced the implementation of our Dividend Reinvestment Plan ("DRIP"). The DRIP provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections for the dividends declared during 2011, 7,225,345 shares were issued during the year ended December 31, 2011.

        In May 2011, we purchased shares of our common stock on the New York Stock Exchange through a private purchase. In addition, on August 8, 2011, the Board of Directors authorized the Company to repurchase up to $250 million of our common stock on the open market. During the year ended December 31, 2011, we have purchased 5,247,580 shares at a weighted average price of $12.53 per share for a total of $65.7 million. The following table summarizes the stock buy-back activity during the year:

Trade Date	Shares Purchased	Average Price	Total Consideration (In thousands)
May 4, 2011	30,585,957	$15.9500	$487,846
August 18 - 26, 2011	2,046,940	13.1455	26,908
September 1 - 22, 2011	2,273,172	12.4592	28,322
October 3 - 5, 2011	927,468	11.3308	10,509

        There were no stock repurchases during 2009 and 2010.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of the Warrants are computed using the "if-converted" method and the dilutive effect of options and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), is computed using the "treasury" method.

        All options were anti-dilutive for all periods presented because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. In addition, potentially dilutive shares of 40,781,905 related to the Warrants for the year ended December 31, 2010, have been excluded from the denominator in the computation of diluted EPS because they are also anti-dilutive. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 EARNINGS PER SHARE (Continued)

        Information related to our EPS calculations is summarized as follows:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
	(In thousands)
Numerators—Basic:
Loss from continuing operations	$(314,535)	$(250,132)	$(611,790)	$(526,991)
Allocation to noncontrolling interests	(6,331)	1,843	13,572	19,911

Loss from continuing operations—net of noncontrolling interests	(320,866)	(248,289)	(598,218)	(507,080)
Discontinued operations	7,654	(5,952)	(600,618)	(777,725)
Allocation to noncontrolling interests	40	25	13,078	116

Discontinued operations—net of noncontrolling interests	7,694	(5,927)	(587,540)	(777,609)
Net (loss) income	(306,881)	(256,084)	(1,212,408)	(1,304,716)
Allocation to noncontrolling interests	(6,291)	1,868	26,650	20,027

Net loss attributable to common stockholders	$(313,172)	$(254,216)	$(1,185,758)	$(1,284,689)

Numerators—Diluted:
Loss from continuing operations—net of noncontrolling interests	$(320,866)	$(248,289)	$(598,218)	$(507,080)
Exclusion of warrant adjustment	(55,042)	—	—	—

Diluted loss from continuing operations	$(375,908)	$(248,289)	$(598,218)	$(507,080)

Net loss attributable to common stockholders	$(313,172)	$(254,216)	$(1,185,758)	$(1,284,689)
Exclusion of warrant adjustment	(55,042)	—	—	—

Diluted net loss attributable to common stockholders	$(368,214)	$(254,216)	$(1,185,758)	$(1,284,689)

Denominators:
Weighted average number of common shares outstanding—basic	943,669	945,248	316,918	311,993
Effect of dilutive securities	37,467	—	—	—

Weighted average number of common shares outstanding—diluted	981,136	945,248	316,918	311,993

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

        On October 27, 2010, New GGP, Inc. adopted the General Growth Properties, Inc. 2010 Equity Plan (the "Equity Plan") which remains in effect after the Effective Date. The number of shares of New GGP, Inc. common stock reserved for issuance under the Equity Plan is equal to 4% of New GGP, Inc.'s outstanding shares on a fully diluted basis as of the Effective Date. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, "the Awards"). Directors, officers and other employees of GGP's and its subsidiaries and affiliates are eligible for Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of GGP's common stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed ten years.

        Pursuant to the Plan, on the Effective Date, unvested options issued by the Predecessor became fully vested. Each option to acquire a share of the Predecessor common stock was replaced by two options: an option to acquire one share of New GGP, Inc. common stock and a separate option to acquire 0.098344 of a share of HHC common stock.

        The exercise price under the Predecessor outstanding options was allocated to the New GGP, Inc. options and the HHC options based on the relative fair values of the two underlying stocks. For purposes of such allocation, the volume-weighted price of shares of New GGP, Inc. and HHC during the last ten-day trading period (the "Trading Period") ending on or before the 60th day after the Effective Date was used. As the date of emergence was November 9, 2010, the Trading Period was December 27, 2010 through January 7, 2011. The volume-weighted price of one New GGP, Inc. common share was $15.29 and one HHC common share was $54.13, during the Trading Period and, therefore, the exercise prices for the Predecessor options replaced were allocated in a ratio of approximately 74.15% to GGP and 25.85% to HHC. In addition, we agreed with HHC that all exercises of replacement options, except for those of two former senior executives that they exercised in 2010 immediately upon their termination of employment, would be settled by the employer of the Predecessor employee at the time of exercise.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 STOCK-BASED COMPENSATION PLANS (Continued)

Stock Options

        The following tables summarize stock option activity for the Equity Plan for the Successor and for the 2003 Incentive Stock Plan for the Predecessor for the periods ended December 31, 2011, November 9 through December 31, 2010, January 1, 2010 through November 9, 2010 and for 2009.

	Successor				Predecessor
	2011		2010		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1	5,427,011	$20.21	5,413,917	$16.26	4,241,500	$31.63	4,730,000	$33.01
(November 10 for Successor in 2010), Granted	8,662,716	15.26	1,891,857	14.73	2,100,000	10.56	—	—
Stock dividend adjustment	—	—	—	—	58,127	30.32	—	—
Exercised	(51,988)	11.05	(1,828,369)	2.72	—	—	—	—
Forfeited	(1,606,792)	14.96	(25,000)	14.73	(55,870)	64.79	(290,000)	54.66
Expired	(927,078)	39.31	(25,394)	34.05	(929,840)	44.28	(198,500)	30.78

Stock options outstanding at December 31	11,503,869	$15.65	5,427,011	$20.21	5,413,917	$20.61	4,241,500	$31.63

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$9.00 - $13.00	2,102,363	8.6	$10.34	602,363	6.0	$10.57
$14.00 - $17.00	8,902,418	9.3	15.15	667,440	8.9	14.73
$34.00 - $37.00	—	—	—	—	—	—
$46.00 - $50.00	499,088	0.2	46.95	499,088	0.2	46.96

Total	11,503,869	8.7	$15.65	1,768,891	5.2	$22.40

Intrinsic value (in thousands)	$9,839			$2,874

        Stock options under the Equity Plan generally vest in 20% increments annually from one year from the grant date. Options under the 2003 Plan were replaced under the Plan with options, fully vested, in New GGP Inc. common stock. The intrinsic value of outstanding and exercisable stock options as of December 31, 2011 represents the excess of our closing stock price on that date, $15.02, over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $0.2 million for options exercised during the year ended December 31, 2011 and $23.7 million for options exercised during the period from November 10, 2010 through December 31, 2010, No stock options were exercised during the period of January 1, 2010 through November 9, 2010, or during the year ended December 31, 2009.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 STOCK-BASED COMPENSATION PLANS (Continued)

        The weighted-average fair value of stock options as of the grant date was $4.59 for stock options granted during the year ended December 31, 2011, $3.92 for stock options granted during the period from November 10, 2010 through December 31, 2010 and $4.99 for stock options granted during the period from January 1, 2010 through November 9, 2010. No stock options were granted during the year ended December 31, 2009.

Restricted Stock

        Pursuant to the Equity Plan and the 2003 Stock Incentive Plan, GGP and the Predecessor, respectively, made restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms varied in that a portion of the shares vested either immediately or on the first anniversary and the remainder vested in equal annual amounts over the next two to five years. Participating employees were required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that did not vest were forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest. All the Predecessor grants of restricted stock became vested at the Effective Date. Each share of the Predecessor's previously restricted common stock was replaced on the Effective Date by one share of New GGP, Inc. common stock and 0.098344 of a share of HHC common stock (rounded down to the nearest whole share because no fractional HHC shares were issued in accordance with the Plan).

        The following table summarizes restricted stock activity for the respective grant year ended December 31, 2011, the periods from November 10, 2010 through December 31, 2010, the period from January 1, 2010 through November 9, 2010 and for the year ended December 31, 2009:

	Successor				Predecessor
	2011		2010		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	2,807,682	$14.24	—	$—	275,433	$33.04	410,767	$41.29
Granted	84,659	14.98	3,053,092	14.21	90,000	15.14	70,000	2.10
Canceled	(329,292)	14.73	(12,500)	14.73	(8,097)	35.57	(69,628)	46.04
Vested	(846,117)	14.23	(232,910)	13.87	(357,336)	28.48	(135,706)	35.38

Nonvested restricted stock grants outstanding as of end of period	1,716,932	$14.19	2,807,682	$14.24	—	$—	275,433	$33.04

The weighted average remaining contractual term (in years) of nonvested awards as of December 31, 2011 was 2.7 years.

        The total fair value of restricted stock grants which vested was $12.1 million during the year ended December 31, 2011, $3.7 million during the period from November 10, 2010 through December 31, 2010, $5.6 million during the period from January 1, 2010 through November 9, 2010 and $0.1 million during the year ended December 31, 2009.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 STOCK-BASED COMPENSATION PLANS (Continued)

Threshold-Vesting Stock Options

        Under the 1998 Incentive Stock Plan (the "1998 Incentive Plan"), stock incentive awards to employees in the form of threshold-vesting stock options ("TSOs") have been granted. The exercise price of the TSO was the current market price ("CMP") as defined in the 1998 Incentive Plan of the Predecessor common stock on the date the TSO was granted. In order for the TSOs to vest, common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The threshold price was determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter were required to be exercised within 30 days of the vesting date or be forfeited. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. Under the 1998 Incentive Plan, 8,163,995 options had been granted and there were no grants in 2008. The 1998 Incentive Plan terminated December 31, 2008. All unvested TSOs vested on the Effective Date and were replaced by vested GGP options and HHC options with equivalent terms as the former TSOs. As most TSOs were granted subsequent to 2004, the majority of the options as replacements for TSOs were forfeited on December 10, 2010. The

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 STOCK-BASED COMPENSATION PLANS (Continued)

following is information for the options as replacements for TSOs as of December 31, 2010 and for the year then ended:

Predecessor:
TSOs Outstanding, January 1, 2009	2,220,932
Forfeited/Canceled	(252,407)
Exercised	—

TSOs Outstanding, December 31, 2009	1,968,525
Stock Dividend Adjustment	30,917
Forfeited/Canceled	(305,027)
Exercised	(5,156)

TSOs Outstanding, November 9, 2010	1,689,259
Successor:
Forfeited/Expired(*)	(1,578,749)
Surrendered for cash	(1,085)

Options as replacements for TSOs outstanding, December 31, 2010	109,425
Stock Dividend Adjustment	2,370
Forfeited/Expired(*)	(8,789)
Exercised	(69,451)

Options as replacements for TSOs outstanding, December 31, 2011	33,555
Weighted Average Exercise Price Outstanding	$11.27
Weighted Average Remaining Term Outstanding	0.59
Fair Value of Outstanding Options on Effective Date (in thousands)	$465

(*)
All outstanding TSOs vested pursuant to the Plan on the Effective Date. The majority of the TSOs outstanding on the Effective Date had terms which stated that, once vested, such options would expire within 30 days if not exercised.

        Holders of in-the-money options under the 1998 Incentive Stock Plan had the right to elect, within sixty days after the Effective Date, to surrender such options for a cash payment equal to the amount by which the highest reported sales price for a share of the Predecessor common stock during the sixty-day period prior to and including the Effective Date exceeded the exercise price per share under such option, multiplied by the number of shares of common stock subject to such option.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 STOCK-BASED COMPENSATION PLANS (Continued)

Other Required Disclosures

        Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated values of options granted were based on the following assumptions:

	Successor		Predecessor
	Year Ended December 31, 2011	November 10, 2010 through December 31, 2010	January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
Risk-free interest rate(*)	1.25%	1.26%	1.39%	No options granted
Dividend yield(*)	2.50%	2.72%	2.86%	No options granted
Expected volatility	41.16%	38.00%	38.00%	No options granted
Expected life (in years)	6.5	5.0	5.0	No options granted

(*)
Weighted average

        Compensation expense related to stock-based compensation plans is summarized in the following table:

	Successor		Predecessor
	For the year ended December 31, 2011	For the period from November 10, 2010 through December 31, 2010	For the period from January 1, 2010 through November 9, 2010	For the year ended December 31, 2009
		(in thousands)
Stock options	$8,245	$953	$3,914	$1,943
Restricted stock	11,292	5,010	9,385	2,710
TSOs	—	—	2,892	3,986

Total	$19,537	$5,963	$16,191	$8,639

        The Successor consolidated statements of operations do not include any expense related to the conversion of the Predecessor options to acquire the Predecessor common stock into options to acquire New GGP, Inc. and HHC common stock as such options were fully vested at the Effective Date and no service period expense or compensation expense is therefore recognizable.

        As of December 31, 2011, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $61.6 million. Of this total, $19.5 million is expected to be recognized in 2012, $18.4 million in 2013, $12.0 million in 2014, $8.3 million in 2015 and $3.4 million in 2016. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 OTHER ASSETS

        The following table summarizes the significant components of prepaid expenses and other assets.

	December 31, 2011	December 31, 2010
	(In thousands)
Above-market tenant leases net (Note 4)	$1,162,292	$1,518,893
Security and escrow deposits	247,459	259,440
Below-market ground leases net (Note 4)	198,230	255,854
Real estate tax stabilization agreement net (Note 4)	104,295	110,607
Prepaid expenses	51,911	63,842
Receivables and finance leases	21,197	50,920
Deferred tax, net of valuation allowances	4,578	10,505
Below-market office lessee leases net	—	15,026
Other	13,834	15,365

Total prepaid expenses and other assets	$1,803,796	$2,300,452

NOTE 15 OTHER LIABILITIES

        The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31, 2011	December 31, 2010
	(In thousands)
Below-market tenant leases, net (Note 4)	$633,756	$932,311
Accounts payable and accrued expenses	164,043	264,578
Accrued interest	196,497	143,856
Accrued real estate taxes	77,673	75,137
Accrued payroll and other employee liabilities	77,231	176,810
Deferred gains/income	65,160	60,808
Tenant and other deposits	19,271	19,109
Conditional asset retirement obligation liability	16,538	16,637
Above-market office lessee leases net	13,571	—
Construction payable	13,299	36,448
Uncertain tax position liability	6,847	8,356
Other	160,394	159,521

Total accounts payable and accrued expenses	$1,444,280	$1,893,571

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Components of accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Net unrealized (losses) gains on financial instruments	$—	$129
Foreign currency translation	(48,545)	75
Unrealized gains (losses) on available-for-sale securities	263	(32)

	$(48,282)	$172

NOTE 17 LITIGATION

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Default Interest

        Pursuant to the Plan, the Company cured and reinstated that certain note (the "Homart Note") in the original principal amount of $254.0 million between GGP Limited Partnership and The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("CRF") by payment in cash of accrued interest at the contractual non-default rate. CRF, however, contended that the Company's bankruptcy caused the Company to default under the Homart Note and, therefore, post-petition interest accrued under the Homart Note at the contractual default rate was due for the period June 1, 2009 until November 9, 2010. On June 16, 2011, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") ruled in favor of CRF, and, on June 22, 2011, the Company elected to satisfy the Homart Note in full by paying CRF the outstanding default interest and principal amount on the Homart Note totaling $246.0 million. As a result of the ruling, the Company incurred and paid $11.7 million of default interest expense during the year ended December 31, 2011. However, the Company has appealed the Bankruptcy Court's order and has reserved its right to recover the payment of default interest.

        Pursuant to the Plan, the Company agreed to pay to the holders of claims (the "2006 Lenders") under a revolving and term loan facility (the "2006 Credit Facility") the principal amount of their claims outstanding of approximately $2.58 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate. In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders, and in August 2011, the Company appealed the order. As a result of the ruling, the Company recorded additional default interest of $49.5 million in the year ended December 31, 2011 and has accrued $91.5 million as of December 31, 2011. The Company accrued $42.0 million of default interest as of December 31, 2010 based upon its assessment of default interest amounts that would be paid under the 2006 Credit Facility. We will continue to evaluate the appropriateness of our accrual during the appeal process.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 LITIGATION (Continued)

Tax Indemnification Liability

        Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million. As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability. We have accrued $303.8 million as of December 31, 2011 and 2010 related to the tax indemnification liability. In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheet as of December 31, 2011 and $19.7 million as of December 31, 2010. The aggregate liability of $325.4 million represents management's best estimate of our liability as of December 31, 2011, which will be periodically evaluated in the aggregate. We do not expect to make any payments on the tax indemnification liability within the next 12 months.

NOTE 18 COMMITMENTS AND CONTINGENCIES

        We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. The following is a summary of our contractual rental expense as presented in our Consolidated Statements of Operations and Comprehensive Income (Loss):

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Contractual rent expense, including participation rent	$14,438	$2,014	$9,396	$11,737
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	8,455	1,185	4,770	6,290

        See Note 8 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the contractual maturities of our long-term commitments. Long-term debt, held for sale debt and ground leases include the related acquisition accounting fair value adjustments:

	2012	2013	2014	2015	2016	Subsequent / Other	Total
	(In thousands)
Long-term debt-principal	$1,554,557	$1,388,059	$2,723,046	$2,038,427	$3,424,025	$6,001,392	$17,129,506
Held for sale debt principal(1)	85,961	—	—	—	—	—	85,961
Retained debt-principal	37,745	1,277	1,363	1,440	1,521	87,272	130,618
Junior Subordinated Notes(2)	206,200	—	—	—	—	—	206,200
Ground lease payments	6,520	6,629	6,663	6,674	6,558	223,767	256,811
Tax indemnification liability	—	—	—	—	—	303,750	303,750
Uncertain tax position liability	—	—	—	—	—	6,847	6,847

Total	$1,890,983	$1,395,965	$2,731,072	$2,046,541	$3,432,104	$6,623,028	$18,119,693

(1)
Held for sale debt principal is included in liabilities held for disposition on our Consolidated Balance Sheets.

(2)
Although we do not expect the notes to be redeemed prior to maturity in 2041, the trust that owns the notes may exercise its right to redeem the notes prior to 2041. As a result, the notes are included as amounts due in 2012.

Contingent Stock Agreement

        In conjunction with GGP's acquisition of The Rouse Company ("TRC") in November 2004, GGP assumed TRC's obligations under the Contingent Stock Agreement, ("the "CSA"). Under the terms of the CSA, the Predecessor was required through August 2009 to issue shares of its common stock semi-annually (February and August) to the previous owners of certain assets within the Summerlin Master Planned Community (the "CSA Assets") dependent on the cash flows from the development and/or sale of the CSA Assets and the Predecessor's stock price. During 2009, the Predecessor was not obligated to deliver any shares of its common stock under the CSA as the net development and sales cash flows of the CSA assets were negative for the applicable periods. The Plan provided that the final payment and settlement of all other claims under the CSA would be a total of $230.0 million, all of which has been paid by GGP as of December 31, 2010. On the Effective Date, the CSA assets were spun-out, with the other Summerlin assets, to HHC.

NOTE 19 SUBSEQUENT EVENTS

        On January 12, 2012, we completed the spin-off of RPI, which now owns a 30-mall portfolio, totaling approximately 21 million square feet. The RPI Spin-Off was accomplished through a special dividend of the common stock of RPI to holders of GGP common stock as of December 30, 2011. Subsequent to the spin-off, we retained a 1% interest in RPI. Because RPI is presented as part of our continuing operations as of December 31, 2011, the consolidated financial information presented herein includes RPI for all periods presented.

        On February 21, 2012, we sold Grand Traverse Mall to RPI. RPI assumed the debt on the property as consideration for the purchase.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 SUBSEQUENT EVENTS (Continued)

        On February 23, 2012, our board approved the purchase of 11 anchor boxes from an anchor tenant for $270 million. These anchor boxes will provide us further opportunities to expand, redevelop and enhance certain assets within our portfolio. The acquisition is expected to close in the second quarter of 2012.

        On February 27, 2012, our board approved the declaration of a quarterly common stock dividend of $0.10 per share. The dividend is payable on April 30, 2012, to stockholders of record on April 16, 2012.

NOTE 20 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2011
	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amouns)
Total revenues	$680,180	$659,839	$683,331	$719,592
Operating income	172,691	154,065	142,331	123,842
Income (loss) from continuing operations	5,669	(203,753)	251,158	(367,609)
Income (loss) from discontinuing operations	1,267	1,640	5,403	(656)
Net income (loss) attributable to common shareholders	5,664	(203,047)	252,049	(367,838)
Basic earnings (loss) per share from:(1)
Continuing operations	—	(0.22)	0.26	(0.39)
Discontinued operations	—	—	0.01	—
Diluted earnings (loss) per share from:(1)
Continuing operations	—	(0.22)	0.25	(0.39)
Discontinued operations	—	—	0.01	—
Dividends declared per share(2)	0.10	0.10	0.10	0.53
Weighted-average shares outstanding:
Basic	957,435	946,769	936,260	943,669
Diluted	996,936	946,769	970,691	981,136

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	2010
	Predecessor				Successor
	First Quarter	Second Quarter	Third Quarter	Period from October 1 through November 9	Period from November 10 through December 31
	(In thousands, except per share amouns)
Total revenues	$691,511	$680,883	$686,298	$304,263	$409,117
Operating income	265,601	258,847	255,608	122,906	85,163
Income (loss) from continuing operations	13,744	(122,833)	(224,732)	(277,969)	(250,132)
Income (loss) from discontinued operations	42,030	5,262	(9,047)	(638,863)	(5,952)
Net income (loss) attributable to common shareholders	51,656	(117,527)	(231,185)	(888,702)	(254,216)
Basic earnings (loss) per share from:(1)
Continuing operations	0.03	(0.39)	(0.70)	(0.83)	(0.26)
Discontinued operations	0.13	0.02	(0.03)	(1.97)	(0.01)
Diluted earnings (loss) per share from:(1)
Continuing operations	0.03	(0.39)	(0.70)	(0.83)	(0.26)
Discontinued operations	0.13	0.02	(0.03)	(1.97)	(0.01)
Dividends declared per share	—	—	—	—	0.38
Weighted-average shares outstanding:
Basic	315,773	317,363	317,393	317,393	945,248
Diluted	317,070	317,363	317,393	317,393	945,248

(1)
Earnings (loss) per share for the quarters do not add up to earnings per share due to the issuance of additional common stock during the year.

(2)
Includes $0.43 non-cash distribution of Rouse Properties, Inc. (Note 11).

NOTE 21 PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

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

        The following pro forma financial information may not necessarily be indicative of what our actual results would have been if the Plan had been consummated as of the date assumed, nor does it purport to represent our results of operations for future periods.

	For the period from November 10, 2010 through December 31, 2010	For the period from January 1, 2010 through November 9, 2010	Pro Forma Year Ended December 31, 2010
		(In thousands)
Total revenues	$409,117	$2,362,955	$2,731,794
Loss from continuing operations	(250,132)	(611,790)	(709,630)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Year Ended December 31, 2009	Pro Forma Year Ended December 31, 2009
	(In thousands)
Total revenues	$2,829,964	$2,780,005
Loss from continuing operations	(526,991)	(891,540)

        Included in the above pro forma financial information for the year ended December 31, 2010 and 2009 are the following adjustments:

        Minimum rent receipts are recognized on a straight-line basis over periods that reflect the related lease terms, and include accretion and amortization related to above and below market portions of tenant leases. Acquisition accounting pro forma adjustments reflect a change in the periods over which such items are recognized. The adjustment related to straight line rent and accretion and amortization related to above and below market portions of tenant leases was a decrease in revenues of $45.1 million for the year ended December 31, 2010 and $56.3 million for the year ended December 31, 2009.

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

        Reorganization items have been reversed as the Plan is assumed to be effective and all debtors of the Predecessor are deemed to have emerged from bankruptcy as of the first day of the periods presented and, accordingly, such expenses or items would not be incurred.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the consolidated financial statements of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year ended December 31, 2011 and the period from November 10, 2010 to December 31, 2010 (Successor Company operations), and the period from January 1, 2010 to November 9, 2010 and the year ended December 31, 2009 (Predecessor Company operations) and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 29, 2012 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company's financial statements including assets, liabilities, and a capital structure with carrying values not comparable with prior periods); such reports are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 29, 2012

GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2011

			Acquisition Accounting Cost(f)		Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
												Life Upon Which Latest Statement of Operation is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
Ala Moana Center	Honolulu, HI	$1,322,146	$571,836	$1,738,740	$—	$1,892	$571,836	$1,740,632	$2,312,468	$67,252	2010		(e)
Anaheim Crossing	Anaheim, CA	—	—	4,464	—	(4,464)	—	—	—	—	2010		(e)
Animas Valley Mall	Farmington, NM	43,451	6,509	32,270	—	858	6,509	33,128	39,637	2,745	2010		(e)
Apache Mall	Rochester, MN	—	17,738	116,663	—	986	17,738	117,649	135,387	5,701	2010		(e)
Arizona Center	Phoenix, AZ	—	4,095	168,099	(4,095)	(168,099)	—	—	—	—	2010		(e)
Augusta Mall	Augusta, GA	159,401	25,450	137,376	—	3,394	25,450	140,770	166,220	8,333	2010		(e)
Bailey Hills Village	Eugene, OR	—	422	347	(422)	(347)	—	—	—	—	2010		(e)
Baskin Robbins	Idaho Falls, ID	—	333	19	—	—	333	19	352	5	2010		(e)
Baybrook Mall	Friendswood, TX	179,951	76,527	288,241	—	(2,215)	76,527	286,026	362,553	12,367	2010		(e)
Bayshore Mall	Eureka, CA	30,436	4,770	33,305	—	(327)	4,770	32,978	37,748	2,005	2010		(e)
Bayside Marketplace	Miami, FL	83,953	—	198,396	—	1,105	—	199,501	199,501	13,491	2010		(e)
Beachwood Place	Beachwood, OH	227,749	59,156	196,205	—	1,256	59,156	197,461	256,617	7,602	2010		(e)
Bellis Fair	Bellingham, WA	93,882	14,122	102,033	—	704	14,122	102,737	116,859	4,956	2010		(e)
Birchwood Mall	Port Huron, MI	46,924	8,316	44,884	—	68	8,316	44,952	53,268	2,577	2010		(e)
Boise Plaza	Boise, ID	—	3,996	645	—	(42)	3,996	603	4,599	73	2010		(e)
Boise Towne Plaza	Boise, ID	9,694	6,457	3,195	—	10	6,457	3,205	9,662	446	2010		(e)
Boise Towne Square	Boise, ID	139,650	37,724	159,923	—	213	37,724	160,136	197,860	7,055	2010		(e)
Brass Mill Center	Waterbury, CT	89,053	21,959	79,574	—	504	21,959	80,078	102,037	4,415	2010		(e)
Brass Mill Commons	Waterbury, CT	19,046	9,538	19,533	—	(133)	9,538	19,400	28,938	1,100	2010		(e)
Burlington Town Center	Burlington, VT	24,066	3,703	22,576	—	(615)	3,703	21,961	25,664	2,449	2010		(e)
Cache Valley Mall	Logan, UT	28,623	2,890	19,402	—	(48)	2,890	19,354	22,244	1,115	2010		(e)
Cache Valley Marketplace	Logan, UT	—	1,072	7,440	—	13	1,072	7,453	8,525	503	2010		(e)
Canyon Point Village Center	Las Vegas, NV	—	11,439	9,388	(11,439)	(9,388)	—	—	—	—	2010		(e)
Capital Mall	Jefferson City, MO	—	1,114	7,731	—	(45)	1,114	7,686	8,800	899	2010		(e)
Chula Vista Center	Chula Vista, CA	—	13,214	67,743	1,149	10,134	14,363	77,877	92,240	4,052	2010		(e)
Coastland Center	Naples, FL	120,694	24,470	166,038	—	343	24,470	166,381	190,851	7,605	2010		(e)
Collin Creek	Plano, TX	63,742	14,747	48,094	—	426	14,747	48,520	63,267	2,997	2010		(e)
Colony Square Mall	Zanesville, OH	28,212	4,253	29,573	—	546	4,253	30,119	34,372	2,150	2010		(e)
Columbia Mall	Columbia, MO	89,355	7,943	107,969	—	8	7,943	107,977	115,920	6,343	2010		(e)
Columbiana Centre	Columbia, SC	103,800	22,178	125,061	—	17	22,178	125,078	147,256	7,791	2010		(e)
Coral Ridge Mall	Coralville, IA	91,278	20,178	134,515	—	171	20,178	134,686	154,864	6,657	2010		(e)
Coronado Center	Albuquerque, NM	153,690	28,312	153,526	—	1,163	28,312	154,689	183,001	8,322	2010		(e)
Crossroads Center	St. Cloud, MN	78,493	15,499	103,077	—	1,480	15,499	104,557	120,056	5,855	2010		(e)
Cumberland Mall	Atlanta, GA	105,594	36,913	138,795	—	1,545	36,913	140,340	177,253	7,703	2010		(e)
Deerbrook Mall	Humble, TX	152,656	36,761	133,448	—	(295)	36,761	133,153	169,914	6,485	2010		(e)

GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2011

			Acquisition Accounting Cost(f)		Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
												Life Upon Which Latest Statement of Operation is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
Eastridge Mall	Casper, WY	34,310	5,484	36,756	—	91	5,484	36,847	42,331	2,299	2010		(e)
Eastridge Mall	San Jose, CA	153,167	30,368	135,317	—	603	30,368	135,920	166,288	6,147	2010		(e)
Eden Prairie Center	Eden Prairie, MN	73,308	24,985	74,733	—	83	24,985	74,816	99,801	5,902	2010		(e)
Fallbrook Center	West Hills, CA	81,771	18,479	62,432	1,543	4,364	20,022	66,796	86,818	3,622	2010		(e)
Faneuil Hall Marketplace	Boston, MD	—	—	91,817	—	(91,817)	—	—	—	—	2010		(e)
Fashion Place	Murray, UT	138,206	24,068	232,456	—	22,215	24,068	254,671	278,739	10,402	2010		(e)
Fashion Show	Las Vegas, NV	629,870	564,310	627,327	—	29,169	564,310	656,496	1,220,806	33,441	2010		(e)
Foothills Mall	Fort Collins, CO	38,682	16,137	22,259	—	1,342	16,137	23,601	39,738	2,293	2010		(e)
Fort Union	Midvale, UT	2,386	—	2,104	—	(375)	—	1,729	1,729	58	2010		(e)
Four Seasons Town Centre	Greensboro, NC	93,570	17,259	126,570	—	736	17,259	127,306	144,565	5,908	2010		(e)
Fox River Mall	Appleton, WI	185,835	42,259	217,932	—	1,029	42,259	218,961	261,220	8,857	2010		(e)
Fremont Plaza	Las Vegas, NV	—	—	1,723	—	(17)	—	1,706	1,706	202	2010		(e)
Gateway Crossing Shopping Center	Bountiful, UT	—	9,701	13,957	(9,701)	(13,957)	—	—	—	—	2010		(e)
Gateway Mall	Springfield, OR	—	7,097	36,573	—	2,574	7,097	39,147	46,244	2,457	2010		(e)
Glenbrook Square	Fort Wayne, IN	158,095	30,965	147,002	—	(447)	30,965	146,555	177,520	6,880	2010		(e)
Governor's Square	Tallahassee, FL	75,465	18,289	123,088	—	733	18,289	123,821	142,110	8,209	2010		(e)
Grand Teton Mall	Idaho Falls, ID	50,733	7,836	52,616	—	394	7,836	53,010	60,846	2,817	2010		(e)
Grand Teton Plaza	Idaho Falls, ID	—	5,230	7,042	—	577	5,230	7,619	12,849	441	2010		(e)
Greenwood Mall	Bowling Green, KY	—	12,459	85,370	—	1,912	12,459	87,282	99,741	4,494	2010		(e)
Harborplace	Baltimore, MD	50,198	—	82,834	—	835	—	83,669	83,669	3,627	2010		(e)
Hulen Mall	Fort Worth, TX	103,599	8,665	112,252	—	9,409	8,665	121,661	130,326	5,579	2010		(e)
Jordan Creek Town Center	West Des Moines, IA	173,545	54,663	262,608	—	1,643	54,663	264,251	318,914	11,394	2010		(e)
Knollwood Mall	St. Louis Park, MN	36,132	6,127	32,905	—	119	6,127	33,024	39,151	1,987	2010		(e)
Lakeland Square	Lakeland, FL	51,357	10,938	56,867	—	614	10,938	57,481	68,419	3,226	2010		(e)
Lakeside Mall	Sterling Heights, MI	155,040	36,993	130,460	—	1,275	36,993	131,735	168,728	6,039	2010		(e)
Lansing Mall	Lansing, MI	22,129	9,615	49,220	—	279	9,615	49,499	59,114	2,980	2010		(e)
Lincolnshire Commons	Lincolnshire, IL	27,423	8,806	26,848	—	(10)	8,806	26,838	35,644	1,327	2010		(e)
Lynnhaven Mall	Virginia Beach, VA	218,241	54,628	219,013	—	(1,478)	54,628	217,535	272,163	10,117	2010		(e)
Mall At Sierra Vista	Sierra Vista, AZ	23,335	7,078	36,441	—	2	7,078	36,443	43,521	1,764	2010		(e)
Mall of Louisiana	Baton Rouge, LA	234,883	88,742	319,097	—	43	88,742	319,140	407,882	11,941	2010		(e)
Mall of The Bluffs	Council Bluffs, IA	25,909	3,839	12,007	—	(205)	3,839	11,802	15,641	972	2010		(e)
Mall St. Matthews	Louisville, KY	135,695	42,014	155,809	19	1,389	42,033	157,198	199,231	6,829	2010		(e)
Mall St. Vincent	Shreveport, LA	—	4,604	21,927	—	(340)	4,604	21,587	26,191	1,396	2010		(e)
Market Place Shopping Center	Champaign, IL	105,240	21,611	111,515	—	1,378	21,611	112,893	134,504	6,137	2010		(e)
Mayfair Mall	Wauwatosa, WI	297,066	84,473	352,140	(79)	685	84,394	352,825	437,219	17,345	2010		(e)
Meadows Mall	Las Vegas, NV	97,462	30,275	136,846	—	322	30,275	137,168	167,443	6,241	2010		(e)
Mondawmin Mall	Baltimore, MD	72,556	19,707	63,348	—	4,405	19,707	67,753	87,460	4,102	2010		(e)
Newgate Mall	Ogden, UT	38,204	17,856	70,318	—	2,487	17,856	72,805	90,661	4,688	2010		(e)
Newpark Mall	Newark, CA	67,056	17,848	57,404	—	857	17,848	58,261	76,109	3,797	2010		(e)
North Plains Mall	Clovis, NM	13,160	2,218	11,768	—	379	2,218	12,147	14,365	958	2010		(e)
North Point Mall	Alpharetta, GA	207,212	57,900	228,517	—	1,930	57,900	230,447	288,347	14,810	2010		(e)
North Star Mall	San Antonio, TX	217,665	91,135	392,422	—	3,097	91,135	395,519	486,654	15,252	2010		(e)
Northridge Fashion Center	Northridge, CA	248,738	66,774	238,023	—	112	66,774	238,135	304,909	11,093	2010		(e)

GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2011

			Acquisition Accounting Cost(f)		Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
												Life Upon Which Latest Statement of Operation is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
NorthTown Mall	Spokane, WA	89,565	12,310	108,857	—	575	12,310	109,432	121,742	6,389	2010		(e)
Oak View Mall	Omaha, NE	84,601	20,390	107,216	—	1,673	20,390	108,889	129,279	6,406	2010		(e)
Oakwood Center	Gretna, LA	90,249	21,105	74,228	—	149	21,105	74,377	95,482	3,278	2010		(e)
Oakwood Mall	Eau Claire, WI	81,592	13,786	92,114	—	532	13,786	92,646	106,432	4,995	2010		(e)
Oglethorpe Mall	Savannah, GA	130,229	27,075	157,100	—	1,700	27,075	158,800	185,875	8,370	2010		(e)
Owings Mills Mall	Owing Mills, MD	—	24,921	31,746	(22,519)	(6,202)	2,402	25,544	27,946	1,414	2010		(e)
Oxmoor Center	Louisville, KY	94,396	—	117,814	—	874	—	118,688	118,688	5,133	2010		(e)
Paramus Park	Paramus, NJ	96,729	31,320	102,054	—	2,026	31,320	104,080	135,400	5,956	2010		(e)
Park City Center	Lancaster, PA	195,740	42,451	195,409	—	660	42,451	196,069	238,520	5,094	2010		(e)
Park Place	Tucson, AZ	198,468	61,907	236,019	—	577	61,907	236,596	298,503	9,352	2010		(e)
Peachtree Mall	Columbus, GA	82,983	13,855	92,143	—	2,187	13,855	94,330	108,185	5,843	2010		(e)
Pecanland Mall	Monroe, LA	51,551	12,943	73,231	—	1,672	12,943	74,903	87,846	4,894	2010		(e)
Pembroke Lakes Mall	Pembroke Pines, FL	122,111	64,883	254,910	—	322	64,883	255,232	320,115	17,140	2010		(e)
Pierre Bossier Mall	Bossier City, LA	41,440	7,522	38,247	—	(291)	7,522	37,956	45,478	1,828	2010		(e)
Pine Ridge Mall	Pocatello, ID	23,133	7,534	5,013	—	49	7,534	5,062	12,596	726	2010		(e)
Pioneer Place	Portland, OR	112,329	—	97,096	—	962	—	98,058	98,058	3,712	2010		(e)
Plaza 800	Sparks, NV	—	—	61	—	336	—	397	397	14	2010		(e)
Prince Kuhio Plaza	Hilo, HI	33,814	—	52,373	—	(100)	—	52,273	52,273	3,078	2010		(e)
Providence Place	Providence, RI	421,371	—	400,893	—	1,345	—	402,238	402,238	16,169	2010		(e)
Provo Towne Centre	Provo, UT	55,422	17,027	75,871	—	(12,949)	17,027	62,922	79,949	3,559	2010		(e)
Red Cliffs Mall	St. George, UT	21,986	4,739	33,357	—	(135)	4,739	33,222	37,961	1,798	2010		(e)
Red Cliffs Plaza	St. George, UT	—	2,073	573	—	5	2,073	578	2,651	104	2010		(e)
Regency Square Mall	Jacksonville, FL	74,467	14,979	56,082	—	(660)	14,979	55,422	70,401	6,066	2010		(e)
Ridgedale Center	Minnetonka, MN	161,139	39,495	151,090	—	1,460	39,495	152,550	192,045	6,863	2010		(e)
River Falls Mall	Clarksville, IN	—	4,464	12,824	(4,464)	(12,824)	—	—	—	—	2010		(e)
River Hills Mall	Mankato, MN	76,961	16,207	85,608	—	1,352	16,207	86,960	103,167	4,577	2010		(e)
Riverlands Shopping Center	LaPlace, LA	—	2,017	4,676	(2,017)	(4,676)	—	—	—	—	2010		(e)
Riverside Plaza	Provo, UT	—	8,128	9,489	(8,128)	(9,489)	—	—	—	—	2010		(e)
Rivertown Crossings	Grandville, MI	167,829	47,790	181,770	—	1,507	47,790	183,277	231,067	7,992	2010		(e)
Rogue Valley Mall	Medford, OR	26,575	9,042	61,558	—	1,438	9,042	62,996	72,038	3,248	2010		(e)
Saint Louis Galleria	St. Louis, MO	—	21,425	263,596	(21,425)	(263,596)	—	—	—	—	2010		(e)
Salem Center	Salem, OR	37,416	5,925	33,620	—	(84)	5,925	33,536	39,461	1,742	2010		(e)
Sikes Senter	Wichita Falls, TX	49,891	5,915	34,075	—	1,467	5,915	35,542	41,457	3,097	2010		(e)
Silver Lake Mall	Coeur d'Alene, ID	13,078	3,237	12,914	—	33	3,237	12,947	16,184	730	2010		(e)
Sooner Mall	Norman, OK	57,721	9,902	69,570	—	2,744	9,902	72,314	82,216	3,599	2010		(e)
Southlake Mall	Morrow, GA	91,708	19,263	68,607	—	166	19,263	68,773	88,036	5,439	2010		(e)
Southland Center	Taylor, MI	—	13,698	51,861	—	(666)	13,698	51,195	64,893	2,234	2010		(e)
Southland Mall	Hayward, CA	72,908	23,407	81,474	—	6,386	23,407	87,860	111,267	4,889	2010		(e)

GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2011

			Acquisition Accounting Cost(f)		Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
												Life Upon Which Latest Statement of Operation is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
Southshore Mall	Aberdeen, WA	—	460	316	—	71	460	387	847	147	2010		(e)
Southwest Plaza	Littleton, CO	106,375	19,024	76,453	—	95	19,024	76,548	95,572	5,188	2010		(e)
Spokane Valley Mall	Spokane, WA	52,431	14,328	83,706	—	(9,930)	14,328	73,776	88,104	3,514	2010		(e)
Spokane Valley Plaza	Spokane, WA	—	2,488	16,503	—	(2,122)	2,488	14,381	16,869	697	2010		(e)
Spring Hill Mall	West Dundee, IL	52,611	8,219	23,679	—	(53)	8,219	23,626	31,845	1,803	2010		(e)
Staten Island Mall	Staten Island, NY	282,198	102,227	375,612	—	2,496	102,227	378,108	480,335	20,017	2010		(e)
Steeplegate Mall	Concord, NH	66,434	11,438	42,032	—	264	11,438	42,296	53,734	2,481	2010		(e)
Stonestown Galleria	San Francisco, CA	216,093	65,962	203,043	—	(705)	65,962	202,338	268,300	8,425	2010		(e)
The Boulevard Mall	Las Vegas, NV	81,895	34,523	46,428	—	851	34,523	47,279	81,802	4,340	2010		(e)
The Crossroads	Portage, MI	—	20,261	95,463	—	(40)	20,261	95,423	115,684	7,296	2010		(e)
The Gallery At Harborplace	Baltimore, MD	77,778	15,930	112,117	—	1,076	15,930	113,193	129,123	5,328	2010		(e)
The Grand Canal Shoppes	Las Vegas, NV	370,823	49,785	716,625	—	(715)	49,785	715,910	765,695	25,307	2010		(e)
The Maine Mall	South Portland, ME	200,706	36,205	238,067	—	1,464	36,205	239,531	275,736	11,253	2010		(e)
The Mall In Columbia	Columbia, MD	402,438	124,540	479,171	—	839	124,540	480,010	604,550	18,353	2010		(e)
The Parks at Arlington	Arlington, TX	183,116	19,807	299,708	—	1,315	19,807	301,023	320,830	12,018	2010		(e)
The Pines	Pine Bluff, AR	—	331	1,631	(331)	(1,631)	—	—	—	—	2010		(e)
The Shoppes at Buckland	Manchester, CT	155,358	35,180	146,474	—	(218)	35,180	146,256	181,436	8,241	2010		(e)
The Shoppes at the Palazzo	Las Vegas, NV	241,282	—	290,826	—	(1,028)	—	289,798	289,798	9,555	2010		(e)
The Shops At Fallen Timbers	Maumee, OH	46,969	3,785	31,771	(23)	1,249	3,762	33,020	36,782	1,806	2010		(e)
The Shops At La Cantera	San Antonio, TX	170,436	80,016	350,737	—	16,699	80,016	367,436	447,452	13,492	2010		(e)
The Streets At SouthPoint	Durham, NC	228,970	66,045	242,189	—	12,183	66,045	254,372	320,417	22,869	2010		(e)
The Village Of Cross Keys	Baltimore, MD	—	8,425	26,651	—	922	8,425	27,573	35,998	2,753	2010		(e)
The Woodlands Mall	The Woodlands, TX	268,047	84,889	349,315	—	479	84,889	349,794	434,683	13,614	2010		(e)
Three Rivers Mall	Kelso, WA	18,834	2,080	11,142	—	593	2,080	11,735	13,815	1,057	2010		(e)
Town East Mall	Mesquite, TX	94,703	9,928	168,555	—	4,309	9,928	172,864	182,792	7,257	2010		(e)
Tucson Mall	Tucson, AZ	112,014	2,071	193,815	—	91,381	2,071	285,196	287,267	18,054	2010		(e)
Twin Falls Crossing	Twin Falls, ID	—	1,680	2,770	(1,680)	(2,770)	—	—	—	—	2010		(e)
Tysons Galleria	McLean, VA	260,459	90,317	351,005	—	2,208	90,317	353,213	443,530	12,502	2010		(e)
Valley Hills Mall	Hickory, NC	52,110	10,047	61,817	—	422	10,047	62,239	72,286	3,438	2010		(e)
Valley Plaza Mall	Bakersfield, CA	84,899	38,964	211,930	—	(878)	38,964	211,052	250,016	9,945	2010		(e)
Visalia Mall	Visalia, CA	36,402	11,912	80,185	—	(58)	11,912	80,127	92,039	3,396	2010		(e)
Vista Commons	Las Vegas, NV	—	6,348	13,110	(6,348)	(13,110)	—	—	—	—	2010		(e)
Vista Ridge Mall	Lewisville, TX	74,066	15,965	34,105	—	12,387	15,965	46,492	62,457	3,253	2010		(e)
Washington Park Mall	Bartlesville, OK	10,451	1,388	8,213	—	73	1,388	8,286	9,674	730	2010		(e)
West Oaks Mall	Ocoee, FL	64,757	20,278	55,607	(12,692)	(36,175)	7,586	19,432	27,018	1	2010		(e)
West Valley Mall	Tracy, CA	48,437	31,340	38,316	—	3,612	31,340	41,928	73,268	3,080	2010		(e)
Westlake Center	Seattle, WA	4,487	19,055	129,295	(14,819)	(98,703)	4,236	30,592	34,828	1,418	2010		(e)
Westwood Mall	Jackson, MI	27,019	5,708	28,006	—	171	5,708	28,177	33,885	1,675	2010		(e)
White Marsh Mall	Baltimore, MD	178,935	43,880	177,194	4,125	3,989	48,005	181,183	229,188	10,151	2010		(e)
White Mountain Mall	Rock Springs, WY	10,596	3,010	11,311	—	466	3,010	11,777	14,787	1,274	2010		(e)
Willowbrook	Wayne, NJ	162,852	110,660	419,822	—	3,175	110,660	422,997	533,657	20,093	2010		(e)
Woodbridge Center	Woodbridge, NJ	191,054	67,825	242,744	—	8,830	67,825	251,574	319,399	10,913	2010		(e)
Woodlands Village	Flagstaff, AZ	6,040	3,624	12,960	—	(55)	3,624	12,905	16,529	869	2010		(e)
Yellowstone Square	Idaho Falls, ID	—	2,625	1,163	(2,625)	(1,163)	—	—	—	—	2010		(e)
Office, other and development in progress		2,013,447	165,478	542,790	(46,364)	(71,688)	119,114	471,102	590,216	30,617

Total		$17,335,706	$4,793,855	$20,445,462	$(162,335)	$(519,644)	$4,631,520	$19,925,818	$24,557,338	$973,027

GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2011

			Acquisition Accounting Cost(f)		Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)
												Life Upon Which Latest Statement of Operation is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date Acquired
(In thousands)
Properties Held For Disposition:
Austin Bluffs Plaza	Colorado Springs, CO	1,983	1,425	1,075	—	—	1,425	1,075	2,500	40	2010		(e)
Grand Traverse Mall	Traverse City, MI	72,453	9,269	59,307	—	—	9,269	59,307	68,576	414	2010		(e)
Orem Plaza Center Street	Orem, UT	2,133	1,935	2,180	—	6	1,935	2,186	4,121	71	2010		(e)
Orem Plaza State Street	Orem, UT	1,320	1,264	611	—	52	1,264	663	1,927	29	2010		(e)
River Pointe Plaza	West Jordan, UT	3,303	3,128	3,509	—	6	3,128	3,515	6,643	156	2010		(e)
University Crossing	Orem, UT	4,769	8,170	16,886	—	(84)	8,170	16,802	24,972	862	2010		(e)

		$85,961	$25,191	$83,568	$—	$(20)	$25,191	$83,548	$108,739	$1,572

(a)
See description of mortgages, notes and other debt payable in Note 7 of Notes to Consolidated Financial Statements.

(b)
Initial cost is the carrying value at the Effective Date due to the application of the acquisition method of accounting (Note 4).

(c)
Due to the application of the acquisition method of accounting, all dates are November 9, 2010, the Effective Date.

(d)
The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $18.2 billion.

(e)
Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	45
Equipment and fixtures	5 - 10
Tenant improvements	Shorter of useful life or applicable lease term
(f)
During 2011, the initial cost for certain assets was adjusted; the total acquisition accounting cost was not impacted.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO SCHEDULE III

Reconciliation of Real Estate

	Successor		Predeccessor
	2011	2010	2009
(In thousands)
Balance at beginning of period	$25,140,166	$28,350,102	$29,863,649
Acquisition accounting adjustments and HHC distribution	—	(3,104,518)	—
Change in Master Planned Communities land	—	—	(70,156)
Additions	383,001	12,518	263,418
Impairments	(63,910)	—	(1,079,473)
Dispositions and write-offs	(901,919)	(117,936)	(627,336)

Balance at end of period	$24,557,338	$25,140,166	$28,350,102

Reconciliation of Accumulated Depreciation

	Successor		Predeccessor
	2011	2010	2009
(In thousands)
Balance at beginning of period	$129,794	$4,494,297	$4,240,222
Depreciation expense	942,661	135,003	707,183
Dispositions and write-offs	(99,428)	(4,499,506)	(453,108)

Balance at end of period	$973,027	$129,794	$4,494,297

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
2	*	Third Amended Plan of Reorganization, as modified, filed with the United States Bankruptcy Court for the Southern District of New York on October 21, 2010 (previously filed as Exhibit 2.1 to the Predecessor's Current Report on Form 8-K dated October 21, 2010 which was filed with the SEC on October 26, 2010).

3.1	**	Amended and Restated Certificate of Incorporation of New GGP, Inc., dated November 9, 2010 (previously filed as Exhibit 3.1 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

3.2	**	Amended and Restated Bylaws of New GGP, Inc., dated November 9, 2010 (previously filed as Exhibit 3.2 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

3.3	**	Amendment to Amended and Restated Bylaws of General Growth Properties, Inc. (formerly New GGP, Inc.), dated February 25, 2011 (previously filed as Exhibit 3.1 to New GGP's Current Report on Form 8-K dated February 25, 2011 which as filed with the SEC on March 1, 2011).

3.4	*	Certificate of Designations, Preferences and Rights of Increasing Rate Cumulative Preferred Stock, Series I filed with the Delaware Secretary of State on February 26, 2007 (previously filed as Exhibit 3.3 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2006, which was previously filed with the SEC on March 1, 2007).

4.1	*	Rights Agreement dated July 27, 1993, between the Predecessor and certain other parties named therein (previously filed as Exhibit 4.2 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

4.2	*	Amendment to Rights Agreement dated as of February 1, 2000, between the Predecessor and certain other parties named therein (previously filed as Exhibit 4.3 to the Predecessor's Registration Statement on Form 8-A12B which was filed with the SEC on March 3, 2010).

4.3	*	Redemption Rights Agreement dated June 19, 1997, among the Operating Partnership, the Predecessor, and CA Southlake Investors, Ltd. (previously filed as Exhibit 4.6 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

4.4	*	Redemption Rights Agreement dated October 23, 1997, among the Predecessor, the Operating Partnership and Peter Leibowits (previously filed as Exhibit 4.7 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

4.5	*	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, the Predecessor and Southwest Properties Venture (previously filed as Exhibit 4.8 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

4.6	*	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, the Predecessor, Nashland Associates, and HRE Altamonte, Inc. (previously filed as Exhibit 4.9 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

Exhibit Number		Description of Exhibits
4.7	*	Redemption Rights Agreement dated October 21, 1998, among the Operating Partnership, the Predecessor and the persons on the signature pages thereof (previously filed as Exhibit 4.10 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

4.8	*	Redemption Rights Agreement (Common Units) dated July 10, 2002, by and among the Operating Partnership, the Predecessor and the persons listed on the signature pages thereof (previously filed as Exhibit 4.11 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

4.9	*	Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, the Predecessor and the persons listed on the signature pages thereof (previously filed as Exhibit 4.12 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

4.10	*	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, the Predecessor and JSG, LLC (previously filed as Exhibit 4.13 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).

4.11	*	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, the Predecessor and Everitt Enterprises, Inc. (previously filed as Exhibit 4.14 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

4.12	*	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, the Predecessor and Koury Corporation (previously filed as Exhibit 4.15 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

4.13	*	Registration Rights Agreement dated April 15, 1993, between the Predecessor, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein (previously filed as Exhibit 4.16 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

4.14	*	Amendment to Registration Rights Agreement dated February 1, 2000, among the Predecessor and certain other parties named therein (previously filed as Exhibit 4.17 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

4.15	*	Registration Rights Agreement dated April 17, 2002, between the Predecessor and GSEP 2002 Realty Corp (previously filed as Exhibit 4.18 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

4.16	*	Indenture dated as of February 24, 1995 between The Rouse Company and The First National Bank of Chicago (Trustee) (previously filed as Exhibit 4.24 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

4.17	*	Indenture dated as of May 5, 2006 among The Rouse Company LP, TRC Co-Issuer, Inc. and The Bank of New York Mellon Corporation (Trustee) (previously filed as Exhibit 4.24 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2006 which was filed with the SEC on March 1, 2007).

Exhibit Number		Description of Exhibits
4.18	**	Indenture dated as of November 9, 2010 between The Rouse Company, LLC and Wilmington Trust FSB (Trustee) (previously filed as Exhibit 4.2 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.1	**	Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010 (previously filed as Exhibit 10.1 to New GGP's Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 8, 2011).

10.2	**	Amended and Restated Operating Agreement of GGPLP L.L.C dated November 9, 2010 (previously filed as Exhibit 10.2 to New GGP's Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 8, 2011).

10.3	*	Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C. (previously filed as Exhibit 10.20 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

10.4	*	Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002 (previously filed as Exhibit 10.21 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

10.5	*	Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.22 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

10.6	*	Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.23 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

10.7	*	Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008 (previously filed as Exhibit 10.25 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

10.8	*	Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers' Retirement System of the State of Illinois and GGP-TRS L.L.C. (previously filed as Exhibit 10.24 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

10.9	*	First Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated December 19, 2002 (previously filed as Exhibit 10.25 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

10.10	*	Second Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated November 1, 2005 (previously filed as Exhibit 10.26 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

10.11	**	Summary of Non-Employee Director Compensation Program (previously filed as Exhibit 10.11 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).

Exhibit Number		Description of Exhibits
10.12	*	Assumption Agreement dated October 19, 2004 by the Predecessor and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.2 to the Predecessor's Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004).

10.13	*	Indemnity Agreement dated as of February 2006 by the Company and The Rouse Company, LP. (previously filed as Exhibit 10.1 to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 which was filed with the SEC on May 10, 2006).

10.14	*	The Predecessor 1998 Incentive Stock Plan, as amended (previously filed as Exhibit 10.33 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

10.15	*	Amendment dated November 9, 2006 and effective January 1, 2007 to the Predecessor 1998 Incentive Stock Plan (previously filed as Exhibit 10.1 to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006).

10.16	*	Form of Option Agreement pursuant to 1998 Incentive Stock Plan (previously filed as Exhibit 10.35 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

10.17	*	the Predecessor Second Amended and Restated 2003 Incentive Stock Plan, effective December 18, 2008 (previously filed as Exhibit 10.36 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).

10.18	*	Amendment to the Predecessor's Second Amended and Restated 2003 Incentive Stock Plan, effective March 1, 2010 (previously filed as exhibit 10.37 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

10.19	*	Form of Option Agreement pursuant to 2003 Incentive Stock Plan (previously filed as Exhibit 10.38 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2009).

10.20	*	Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).

10.21	*	Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.40 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

10.22	*	Form of Restricted Stock Agreement pursuant to the the Predecessor 2003 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which was filed with the SEC on May 8, 2008).

10.23	*	General Growth Properties, Inc. 2010 Equity Incentive Plan (previously filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K dated October 27, 2010 which was filed with the SEC on October 29, 2010).

10.24	**	Form of Nonqualified Stock Option Award Agreement (Group A) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.25 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).

Exhibit Number		Description of Exhibits
10.25	**	Form of Nonqualified Stock Option Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.26 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).

10.26	**	Form of Restricted Stock Award Agreement (Group A) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.27 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).

10.27	**	Form of Restricted Stock Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.28 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).

10.28	*	Employment Agreement dated as of November 2, 2008 by and among the Predecessor, GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).

10.29	*	Employment Agreement dated as of November 2, 2008 by and among the Predecessor, GGP Limited Partnership and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).

10.30	*	Amendment to Employment Agreement, dated as of March 6, 2009 by and among the Predecessor, GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K dated March 6, 2009 which was filed with the SEC on March 10, 2009).

10.31	*	Amendment to Employment Agreement, dated as of March 6, 2009 by and among the Predecessor, GGP Limited Partnership and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K dated March 6, 2009 which was filed with the SEC on March 10, 2009).

10.32	*	Employment Agreement dated September 8, 2010 by and among the Predecessor, GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K dated September 8, 2010 which was filed with the SEC on September 10, 2010).

10.33	*	Employment Agreement dated September 8, 2010 by and among the Predecessor, GGP Limited Partnership and Thomas H. Nolan (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K dated September 8, 2010 which was filed with the SEC on September 10, 2010).

10.34	*	Employment Agreement, dated October 27, 2010, by and between New GGP and Sandeep Mathrani (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K dated October 27, 2010 which was filed with the SEC on October 29, 2010).

10.35	*	Non-Qualified Stock Option Agreement dated as of November 3, 2008 by and between the Predecessor and Adam S. Metz (previously filed as Exhibit 10.3 to the Predecessor's Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).

Exhibit Number		Description of Exhibits
10.36	*	Non-Qualified Option Agreement dated as of November 3, 2008 by and between the Predecessor and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.4 to the Predecessor's Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).

10.37	*	Nonqualified Stock Option Award Agreement dated October 27, 2010, by and between New GGP and Sandeep Mathrani (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K dated October 27, 2010 which was filed with the SEC on October 29, 2010).

10.38	**	Restricted Stock Award Agreement between New GGP and Sandeep Mathrani, dated November 9, 2010 (previously filed as Exhibit 10.62 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).

10.39	*	Predecessor Key Employee Incentive Plan dated October 2, 2009 and effective October 15, 2009 (previously filed as Exhibit 10.47 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).

10.40	*	Predecessor Cash Value Added Incentive Compensation plan dated June 9, 1999 (previously filed as Exhibit 10.51 to the Predecessor's Annual Report on form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

10.41	*	Amendment to the Predecessor Cash Value Added Incentive Compensation plan, effective January 1, 2007 (previously filed as Exhibit 10.52 to the Predecessor's Annual Report on form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

10.42	*	2009 and 2010 Subplan to the Predecessor Cash Value Added Incentive Compensation plan (previously filed as Exhibit 10.53 to the Predecessor's Annual Report on form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).

10.43	**	Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and the Predecessor (previously filed as Exhibit 10.1 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.44	**	Amended and Restated Stock Purchase Agreement, effective as of March 31, 2010, between The Fairholme Fund, Fairholme Focused Income Fund and the Predecessor (previously filed as Exhibit 10.2 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.45	**	Amended and Restated Stock Purchase Agreement, effective as of March 31, 2010, between Pershing Square Capital Management, L.P. on behalf of Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and Pershing Square International V, Ltd. and the Predecessor (previously filed as Exhibit 10.3 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.46	**	Registration Rights Agreement between affiliates of Brookfield Asset Management, Inc. and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.7 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

Exhibit Number		Description of Exhibits
10.47	**	Registration Rights Agreement between The Fairholme Fund, Fairholme Focused Income Fund and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.8 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.48	**	Registration Rights Agreement between Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd., Blackstone Real Estate Partners VI L.P. and its permitted assigns and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.9 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.49	**	Registration Rights Agreement between Teacher Retirement System of Texas and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.10 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.50	**	Warrant Agreement between General Growth Properties, Inc. and Mellon Investor Services LLC, relating to the warrants issued to affiliates of Brookfield Asset Management, Inc., The Fairholme Fund, Fairholme Focused Income Fund, Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd. and Blackstone Real Estate Partners VI L.P. and its permitted assigns, dated November 9, 2010 (previously filed as Exhibit 4.1 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.51	**	Relationship Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.51 to New GGP's Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 8, 2011).

10.52		Amending Agreement to Relationship Agreement between Brookfield Asset Management Inc. and General Growth Properties, Inc., dated January 12, 2012 (filed herewith).

10.53	*	Stock Purchase Agreement, dated as of July 8, 2010, between Teacher Retirement System of Texas and General Growth Properties, Inc. (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K which was filed with the SEC on July 13, 2010).

10.54	**	Form of indemnification agreement for directors and executive officers (previously filed as Exhibit 10.53 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 3, 2010 which was filed with the SEC on November 3, 2010).

10.55	**	Standstill Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.4 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.56	**	Standstill Agreement between The Fairholme Fund and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.5 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

Exhibit Number		Description of Exhibits
10.57	**	Standstill Agreement between Pershing Square II, L.P., Pershing Square International, Ltd. and Pershing Square International V, Ltd. and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.6 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

10.58		Summary of compensation arrangements with Michael B. Berman, Shobi Khan and other named executive officers (filed herewith).

10.59	**	Amended and Restated Credit and Guaranty Agreement dated as of February 25, 2011 among GGP Limited Partnership, GGPLP L.L.C. and the other borrowers party thereto, General Growth Properties, Inc. and certain of its subsidiaries as guarantors, Deutsche Bank trust Company Americas, as administrative agent, our collateral agent and the lenders party thereto (previously filed as Exhibit 10.58 to New GGP's Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 8, 2011).

10.60		Separation Agreement and General Release of Claims between GGP Limited Partnership and Steven J. Douglas (filed herewith).

21.1		List of Subsidiaries of General Growth Properties, Inc. (filed herewith).

23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to General Growth Properties, Inc. (filed herewith).

23.2		Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP/Homart II L.L.C. (filed herewith).

23.3		Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP-TRS L.L.C. (filed herewith).

24.1		Power of Attorney (included on signature page).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1		Consolidated Financial Information of The Rouse Company L.L.C., a subsidiary of General Growth Properties, Inc. (filed herewith).
101		The following financial information from General Growth Properties, Inc's. Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Conso1idated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections (filed herewith).

*
Incorporated by reference to filing by GGP, Inc. (formerly General Growth Properties, Inc. and referred to as "the Predecessor") (Commission File No. 1-11656).

**
Incorporated by reference to filing by General Growth Properties, Inc. (formerly New GGP, Inc. and referred to as "New GGP") (Commission File No. 1-34948).

        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2011. The registrant agrees to furnish a copy of such agreements to the Commission upon request.