Form 10-Q
period 2012-03-31
General Growth Properties, Inc.
filed 2012-05-09
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                             to

COMMISSION FILE NUMBER 1-34948

GENERAL GROWTH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2963337
(State or other jurisdiction of	(I.R.S. Employer
incorporating or organization)	Identification Number)

110 N. Wacker Dr., Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

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

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on May 4, 2012 was 937,883,562.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2012	2011
	(Dollars in thousands, except share amounts)
Assets:
Investment in real estate:
Land	$4,319,614	$4,623,944
Buildings and equipment	18,624,351	19,837,750
Less accumulated depreciation	(1,010,625)	(974,185)
Construction in progress	118,058	135,807
Net property and equipment	22,051,398	23,623,316
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,011,449	3,052,973
Net investment in real estate	25,062,847	26,676,289
Cash and cash equivalents	494,772	572,872
Accounts and notes receivable, net	219,627	218,749
Deferred expenses, net	151,426	170,012
Prepaid expenses and other assets	1,631,194	1,805,535
Assets held for disposition	—	74,694
Total assets	$27,559,866	$29,518,151

Liabilities:
Mortgages, notes and loans payable	$15,926,159	$17,143,014
Accounts payable and accrued expenses	1,284,855	1,445,738
Dividend payable	96,773	526,332
Deferred tax liabilities	29,365	29,220
Tax indemnification liability	303,750	303,750
Junior Subordinated Notes	206,200	206,200
Warrant liability	1,129,074	985,962
Liabilities held for disposition	—	74,795
Total liabilities	18,976,176	20,715,011

Redeemable noncontrolling interests:
Preferred	124,591	120,756
Common	116,553	103,039
Total redeemable noncontrolling interests	241,144	223,795

Commitments and Contingencies	—	—

Redeemable Preferred Stock: as of March 31, 2012 and December 31, 2011, $0.01 par value, 500,000 shares authorized, none issued and outstanding	—	—

Equity:
Common stock: as of March 31, 2012, $0.01 par value, 11,000,000,000 shares authorized and 937,601,275 shares issued and outstanding; as of December 31, 2011, $0.01 par value, 11,000,000,000 shares authorized and 935,307,487 shares issued and outstanding	9,376	9,353
Additional paid-in capital	10,425,474	10,405,318
Retained earnings (accumulated deficit)	(2,152,955)	(1,883,569)
Accumulated other comprehensive loss	(34,259)	(47,773)
Total stockholders’ equity	8,247,636	8,483,329
Noncontrolling interests in consolidated real estate affiliates	94,910	96,016
Total equity	8,342,546	8,579,345
Total liabilities and equity	$27,559,866	$29,518,151

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$388,121	$396,913
Tenant recoveries	179,427	182,209
Overage rents	13,280	10,491
Management fees and other corporate revenues	16,171	15,352
Other	15,127	15,449
Total revenues	612,126	620,414
Expenses:
Real estate taxes	57,815	58,813
Property maintenance costs	23,075	28,462
Marketing	6,929	6,286
Other property operating costs	90,982	92,631
Provision for doubtful accounts	2,463	(85)
Property management and other costs	41,992	47,700
General and administrative	10,254	501
Depreciation and amortization	217,585	227,793
Total expenses	451,095	462,101
Operating income	161,031	158,313

Interest income	666	679
Interest expense	(215,827)	(219,621)
Warrant liability adjustment	(143,112)	76,448
(Loss) income before income taxes, equity in income (loss) of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	(197,242)	15,819
Provision for income taxes	(1,396)	(3,041)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	5,952	(2,933)
(Loss) income from continuing operations	(192,686)	9,845
Discontinued operations	(1,562)	(2,910)
Net (loss) income	(194,248)	6,935
Allocation to noncontrolling interests	(3,367)	(1,273)
Net (loss) income attributable to common stockholders	$(197,615)	$5,662

Basic and Diluted Loss Per Share:
Continuing operations	$(0.21)	$—
Discontinued operations	—	—
Total basic and diluted loss per share	$(0.21)	$—

Dividends declared per share	$0.10	$0.10

Comprehensive (Loss) Income, Net:
Net (loss) income	$(194,248)	$6,935
Other comprehensive income:
Net unrealized losses on financial instruments	—	(1)
Foreign currency translation	13,559	202
Unrealized gains on available-for-sale securities	51	1
Other comprehensive income	13,610	202
Comprehensive (loss) income	(180,638)	7,137
Comprehensive (loss) income allocated to noncontrolling interests	(3,463)	(1,274)
Comprehensive (loss) income, net, attributable to common stockholders	$(184,101)	$5,863

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained		Noncontrolling
		Additional	Earnings	Accumulated Other	Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Estate Affiliates	Equity
	(Dollars in thousands)

Balance at January 1, 2011	$9,419	$10,681,586	$(612,075)	$172	$102,647	$10,181,749

Net (loss) income			5,662		(1,093)	4,569
Distributions to noncontrolling interests in consolidated Real Estate Affiliates					(4,145)	(4,145)
Issuance of common stock (22,256,121 common shares)	223	(244)	21			—
Stock options exercised (12,391 common shares)		67				67
Restricted stock grant, net of forfeitures and compensation expense (105,914 common shares)	(2)	2,875				2,873
Other comprehensive income				201		201
Cash distributions declared ($0.10 per share)			(96,409)			(96,409)
Cash redemptions for common units in excess of carrying value		(593)				(593)
Adjustment for noncontrolling interest in operating partnership		106				106

Balance at March 31, 2011	$9,640	$10,683,797	$(702,801)	$373	$97,409	$10,088,418

Balance at January 1, 2012	$9,353	$10,405,318	$(1,883,569)	$(47,773)	$96,016	$8,579,345

Net loss			(197,615)		(749)	(198,364)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates					(357)	(357)
Restricted stock grant, net of forfeitures and compensation expense (12,311 common shares)		1,984				1,984
Stock options exercised (11,235 common shares)		740				740
Cash dividends reinvested (DRIP) in stock (2,294,864 common shares)	23	33,551				33,574
Other comprehensive income				13,514		13,514
Cash distributions declared ($0.10 per share)			(93,759)			(93,759)
Adjustment for noncontrolling interest in operating partnership		(16,119)				(16,119)
Adjustment to dividend for RPI Spin-Off			21,988			21,988

Balance at March 31, 2012	$9,376	$10,425,474	$(2,152,955)	$(34,259)	$94,910	$8,342,546

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(194,248)	$6,935
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in (income) loss of Unconsolidated Real Estate Affiliates	(5,952)	2,933
Provision for doubtful accounts	2,528	149
Distributions received from Unconsolidated Real Estate Affiliates	5,151	8,968
Depreciation	210,301	243,086
Amortization	9,767	9,867
Amortization/write-off of deferred finance costs	596	427
Accretion/write-off of debt market rate adjustments	(114)	(4,231)
Amortization of intangibles other than in-place leases	28,245	32,125
Straight-line rent amortization	(16,328)	(28,507)
Gain on extinguishment of debt	(9,911)	—
Loss (gain) on dispositions	28	(144)
Provisions for impairment	20,301	—
Warrant liability adjustment	143,112	(76,448)
Net changes:
Accounts and notes receivable	22,249	10,136
Prepaid expenses and other assets	4,912	17,052
Deferred expenses	(11,416)	(12,473)
Decrease (increase) in restricted cash	27,792	(5,221)
Accounts payable and accrued expenses	(55,260)	(133,046)
Other, net	276	(1,917)
Net cash provided by operating activities	182,029	69,691

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(55,420)	(49,287)
Deposit for acquisitions	(27,000)	—
Proceeds from sales of investment properties	7,994	178,715
Contributions to Unconsolidated Real Estate Affiliates	(15,382)	(27,678)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	71,221	17,722
Decrease in restricted cash	1,423	8,268
Net cash (used in) provided by investing activities	(17,164)	127,740

Cash Flows from Financing Activities:
Proceeds from refinance/issuance of mortgages, notes and loans payable	130,000	—
Principal payments on mortgages, notes and loans payable	(272,499)	(146,932)
Prepayment of financing fees	(42,147)	—
Deferred finance costs	(472)	—
Cash distributions paid to common stockholders	(93,531)	(35,791)
Cash distributions reinvested (DRIP) in common stock	33,574	—
Cash distributions paid to holders of common units	—	(2,492)
Other, net	2,110	240
Net cash used in financing activities	(242,965)	(184,975)

Net change in cash and cash equivalents	(78,100)	12,456
Cash and cash equivalents at beginning of period	572,872	1,021,311
Cash and cash equivalents at end of period	$494,772	$1,033,767

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$204,149	$219,919
Interest capitalized	109	452
Income taxes paid	536	838
Reorganization items paid	—	119,208

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$3,107	$(8,581)
Debt payoffs via deeds in-lieu	—	119,525
Note receivable related to property sale	17,000	—
Rouse Properties, Inc. Dividend:
Non-cash dividend for RPI Spin-off	(21,988)	—
Non-Cash Distribution of RPI Spin-off:
Assets	1,554,486	—
Liabilities and equity	(1,554,486)	—
Non-Cash Sale of Property to RPI:
Assets	63,672	—
Liabilities	(63,672)	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1                ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited consolidated financial statements for the year ended December 31, 2011 which are included in the Company’s annual report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2011 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

General Growth Properties, Inc. (“GGP”, the “Successor” or the “Company”), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a “REIT”.  GGP is the successor registrant, by merger, on November 9, 2010 to GGP, Inc. (the “Predecessor”).  The Predecessor had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the Southern District of New York on April 16, 2009 and emerged from bankruptcy, pursuant to a plan of reorganization (the “Plan”) on November 9, 2010.  In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries or, in certain contexts, the Predecessor and its subsidiaries.

GGP, through its subsidiaries and affiliates, operates, manages, develops and acquires retail and other rental properties, primarily regional malls, which are predominantly located throughout the United States. GGP also holds assets in Brazil through investments in Unconsolidated Real Estate Affiliates (as defined below).

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”).  As of March 31, 2012, GGP holds approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% is held by limited partners that indirectly include family members of the original stockholders of the Predecessor and certain previous contributors of properties to the Operating Partnership.

The Operating Partnership also has preferred units of limited partnership interest (the “Preferred Units”) outstanding.  The terms of the Preferred Units provide that the Preferred Units are convertible into Common Units which then are redeemable for cash or, at our option, shares of GGP common stock (Note 9).

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

•      The Rouse Company, LLC (“TRCLLC”), which has ownership interests in certain Consolidated Properties and Unconsolidated Properties (each as defined below) and is the borrower of certain unsecured bonds (Note 6).

•      General Growth Management, Inc. (“GGMI”), a taxable REIT subsidiary (a “TRS”), which manages, leases, and performs various services for some of our Unconsolidated Real Estate Affiliates (defined below).  GGMI also performs marketing and strategic partnership services at all of our Consolidated Properties.

In this Quarterly Report, we refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under accounting principles generally accepted in the United States of America (“GAAP”) as the “Consolidated Properties.”  We also hold some properties through joint venture entities in which we own a noncontrolling interest (“Unconsolidated Real Estate Affiliates”) and we refer to those properties as the “Unconsolidated Properties”.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

We operate in a single reportable segment referred to as our retail and other segment, which includes the operation, development and management of retail and other rental properties, primarily regional malls.  Our portfolio of regional malls represents a collection of retail properties that are targeted to a range of market sizes and consumer tastes.  Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available.  We do not distinguish or group our consolidated operations based on geography, size or type.  Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.  As a result, the Company’s operating properties are aggregated into a single reportable segment.

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information.  As such, certain information and footnote disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended March 31, 2012 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.  Amounts included on the Consolidated Statements of Operations and Comprehensive Income (Loss) for properties sold have been reclassified to discontinued operations for all periods presented.  In addition, four properties previously classified as held for sale were reclassified as held for use in the first quarter of 2012 and are presented within continuing operations for all periods presented in the accompanying consolidated financial statements (Note 4).  Lastly, prior period statement of operations disclosures in the accompanying footnotes have been restated to include the impacts of discontinued operations.

Transactions with Affiliates

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and are reported at 100% of the revenue earned from the joint venture.  Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within Equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Operations and Comprehensive Income (Loss) and in property management and other costs in the Condensed Combined Statements of Income in Note 5.  The following are fees earned from the Unconsolidated Real Estate Affiliates which are included in management fees and other corporate revenues on our Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended March 31,
	2012	2011
Management fees from affiliates	$15,678	$15,146

In connection with the spin-off of Rouse Properties, Inc. (“RPI Spin-Off”), we have entered into a Transition Services Agreement (“TSA”) with RPI.  Per the terms of the TSA, we have agreed to provide certain leasing, asset

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

management, legal and other services to RPI for established fees, which were not material for the three months ended March 31, 2012.

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

Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant occupancy percentage changes, debt maturities, management’s intent with respect to the assets and prevailing market conditions.

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

We estimate fair value relating to impairment assessments based upon discounted cash flow and direct capitalization models that include all projected cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable. Such projected cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that we believed to be within a reasonable range of current market rates for each property analyzed.  Based upon these inputs, we determined that our valuations of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy.  For our properties for which the estimated fair value was based on estimated sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy.

During the three months ended March 31, 2012, we recorded impairment charges of $20.3 million on two of our operating properties, as the sales prices of these properties were less than the carrying values.  These impairment charges are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).  No provisions for impairment were necessary for the three months ended March 31, 2011.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

of our operating property impairment process described above), we also considered whether there were other-than-temporary impairments with respect to the carrying values of our Unconsolidated Real Estate Affiliates.

We did not record any provisions for impairment related to our investments in Unconsolidated Real Estate Affiliates for the three months ended March 31, 2012 and 2011.

General

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

The impairment section above includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs.  Fair value of financial instruments below includes a discussion of the fair value of debt, which is measured on a recurring basis using Level 2 and Level 3 inputs.   Note 8 includes a discussion of the warrant liability which is measured at fair value on a recurring basis using Level 3 inputs.

As of March 31, 2012 and 2011, we do not have any assets and liabilities that are measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt	$13,956,567	$14,263,865	$14,795,370	$14,978,908
Variable-rate debt	1,969,592	1,999,397	2,347,644	2,326,533
	$15,926,159	$16,263,261	$17,143,014	$17,305,441

The fair value of our Junior Subordinated Notes approximates their carrying amount as of March 31, 2012 and December 31, 2011.  We estimated the fair value of all debt, using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

NOTE 3         ACQUISITIONS AND INTANGIBLES

Acquisitions

During the three months ended March 31, 2012, we acquired two anchor boxes for an aggregate purchase price of $12.8 million.

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
As of March 31, 2012
Tenant leases:
In-place value	$1,057,257	$(342,990)	$714,267
Above-market	1,284,076	(305,346)	978,730
Below-market	(736,348)	182,542	(553,806)
Ground leases:
Above-market	(9,839)	535	(9,304)
Below-market	202,259	(7,386)	194,873
Real estate tax stabilization agreement	111,506	(8,789)	102,717

As of December 31, 2011
Tenant leases:
In-place value	$1,252,484	$(391,605)	$860,879
Above-market	1,478,798	(315,044)	1,163,754
Below-market	(819,056)	184,254	(634,802)
Ground leases:
Above-market	(9,839)	439	(9,400)
Below-market	204,432	(6,202)	198,230
Real estate tax stabilization agreement	111,506	(7,211)	104,295

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.  The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 12); the below-market tenant leases and above-market ground leases are included in accounts payable and accrued expenses (Note 13) in our Consolidated Balance Sheets.

Amortization/accretion of these intangibles had the following effects on our loss from continuing operations:

	Three Months Ended March 31,
	2012	2011
Amortization/accretion effect on continuing operations	$(106,664)	$(120,047)

Future amortization/accretion is estimated to decrease net income by approximately $301.2 million for the remainder of 2012, $335.2 million in 2013, $284.5 million in 2014, $242.2 million in 2015 and $201.7 million in 2016.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 4         DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

On March 2, 2012, we sold our interest in Village of Cross Keys for $25.0 million.  We received $8.0 million in cash and entered into a secured note receivable with the buyer for $17.0 million.

On February 21, 2012, we sold Grand Traverse Mall to RPI.  Prior to the sale, the lender forgave $18.9 million of the secured indebtedness.  This amount is recorded as a gain on extinguishment of debt and included in discontinued operations in our Consolidated Statements of Operations and Comprehensive income (Loss). RPI assumed the remaining $62.0 million of debt on the property as consideration for the sale.

On January 12, 2012, we completed the spin-off of RPI, a 30-mall portfolio totaling approximately 21 million square feet.  The RPI Spin-off was accomplished through a special dividend of the common stock of RPI to holders of GGP common stock as of December 30, 2011.  Subsequent to the spin-off, we retained a 1% interest in RPI.

All of our 2012 and 2011 dispositions are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) and are summarized in the table below.  In the first quarter of 2012, we revised our intent with respect to four properties previously classified as held for sale.  As we no longer met the criteria for held for sale treatment, we reclassified these four properties as held for use in our Consolidated Balance Sheet and as continuing operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented.  These properties have been measured at the lower of the carrying amount before the asset was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as held and used, and fair value at the date of decision not to sell.

The following table summarizes the operations of the properties included in discontinued operations.

	Three Months Ended March 31,
	2012	2011
Retail and other revenue	$20,725	$86,671
Retail and other operating expenses	(7,307)	(64,417)
Provisions for impairment	(20,301)	(51)
Gain on extinguishment of debt	9,911	—
Operating income	3,028	22,203
Interest expense, net	(4,546)	(25,074)
Loss from operations	(1,518)	(2,871)
Provision for income taxes	(16)	(171)
Allocation to noncontrolling interest	—	(12)
(Loss) gain on dispositions	(28)	144
Net loss from discontinued operations	$(1,562)	$(2,910)

NOTE 5         UNCONSOLIDATED REAL ESTATE AFFILIATES

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

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  Such Retained Debt totaled $130.1 million as of March 31, 2012 and $130.6 million as of December 31, 2011.  We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of March 31, 2012, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

Indebtedness secured by our Unconsolidated Properties was $5.89 billion as of March 31, 2012 and $5.80 billion as of December 31, 2011.  Our proportionate share of such debt was $2.82 billion as of March 31, 2012 and $2.78 billion as of December 31, 2011, including Retained Debt.  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates.

	March 31,	December 31,
	2012	2011
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates Assets:
Land	$931,786	$953,603
Buildings and equipment	7,958,836	7,906,346
Less accumulated depreciation	(2,015,842)	(1,950,860)
Construction in progress	51,782	99,352
Net property and equipment	6,926,562	7,008,441
Investments in unconsolidated joint ventures	971,877	758,372
Net investment in real estate	7,898,439	7,766,813
Cash and cash equivalents	291,896	387,549
Accounts and notes receivable, net	157,376	162,822
Deferred expenses, net	234,570	250,865
Prepaid expenses and other assets	145,436	143,021
Total assets	$8,727,717	$8,711,070

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$5,894,610	$5,790,509
Accounts payable, accrued expenses and other liabilities	467,528	446,462
Owners’ equity	2,365,579	2,474,099
Total liabilities and owners’ equity	$8,727,717	$8,711,070

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,365,579	$2,474,099
Less joint venture partners’ equity	(1,366,388)	(1,417,682)
Capital or basis differences	2,012,258	1,996,556
Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$3,011,449	$3,052,973

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates Revenues:
Minimum rents	$194,234	$180,190
Tenant recoveries	76,928	74,334
Overage rents	6,327	3,906
Management and other fees	4,858	3,646
Other	22,819	8,368
Total revenues	305,166	270,444

Expenses:
Real estate taxes	24,285	23,215
Property maintenance costs	10,099	11,176
Marketing	3,386	3,339
Other property operating costs	46,886	38,609
Provision for doubtful accounts	687	2,424
Property management and other costs	12,690	11,338
General and administrative	10,596	4,090
Depreciation and amortization	72,137	65,743
Total expenses	180,766	159,934
Operating income	124,400	110,510

Interest income	2,224	2,422
Interest expense	(81,432)	(82,328)
Provision for income taxes	(219)	(195)
Equity in income (loss) of unconsolidated joint ventures	6,794	15,193
Income from continuing operations	51,767	45,602
Discontinued operations	(927)	109,465
Allocation to noncontrolling interests	108	(2,921)
Net income attributable to joint venture partners	$50,948	$152,146

Equity In Income (Loss) of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$50,948	$152,146
Joint venture partners’ share of income	(31,157)	(74,543)
Amortization of capital or basis differences	(13,839)	(80,536)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	$5,952	$(2,933)

NOTE 6                  MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2012	2011
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$12,258,279	$13,091,080
Corporate and other unsecured term loans	1,698,288	1,704,290

Total fixed-rate debt	13,956,567	14,795,370

Variable-rate debt:
Collateralized mortgages, notes and loans payable	1,969,592	2,347,644

Total Mortgages, notes and loans payable	$15,926,159	$17,143,014

Variable-rate debt:
Junior Subordinated Notes	$206,200	$206,200

The weighted-average interest rate excluding the effects of deferred finance cost on our collateralized mortgages, notes and loans payable was 5.15% at March 31, 2012 and 5.13% December 31, 2011.  The weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 6.22% at March 31, 2012 and 6.18% at December 31, 2011.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2012.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2012, $21.50 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $2.54 billion of debt, are cross-collateralized with other properties.  Although a majority of the $14.23 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $2.25 billion of such mortgages, notes and loans payable are recourse to the Company due to guarantees or other security provisions for the benefit of the note holder.  In addition, certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below.

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006.  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2041.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  As a result, we have recorded the Junior Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

We have publicly-traded unsecured bonds of $1.65 billion outstanding as of March 31, 2012 and December 31, 2011.  Such bonds have maturity dates from September 2012 through November 2015 and interest rates ranging from 5.38% to 7.20%.  The bonds have covenants, including ratios of secured debt to gross assets and total debt to total gross assets. We expect to repay the $349.5 million of bonds that are due in September 2012 with available cash on-hand.

We entered into a revolving credit facility (the “Facility”) providing for revolving loans of up to $750.0 million retaining the right, in certain circumstances, to borrow up to $1.00 billion.  The Facility is scheduled to mature in November 2013 and is guaranteed by certain of our subsidiaries and secured by (i) first lien mortgages on certain properties, (ii) first-lien pledges of equity interests in certain of our subsidiaries and (iii) various additional collateral.  Subsequent to March 31, 2012, we obtained a $1.00 billion secured corporate line of credit (Note 16). The new facility is guaranteed by certain of our subsidiaries and secured by first-lien pledges of equity interests in certain of our subsidiaries.  In connection with the new facility, the Company terminated its $750.0 million revolving credit facility.

No amounts have been drawn on the Facility.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 4.5%.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required to maintain a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio and we are not aware of any instances of non-compliance with such covenants as of March 31, 2012.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $19.3 million as of March 31, 2012 and $19.1 million as of December 31, 2011.  These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 7                  INCOME TAXES

We have elected to be taxed as a REIT under sections 850-860 of the Internal Revenue Code.  We intend to maintain REIT status.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income.  Generally, we are currently open to audit by the Internal Revenue Service for the years ending December 31, 2008 through 2011 and are open to audit by state taxing authorities for years ending December 31, 2007 through 2011.  Two of the Predecessor’s taxable REIT subsidiaries distributed as part of HHC were subject to IRS audit for the years ended December 31, 2007 and 2008.  On February 9, 2011, the two taxable REIT subsidiaries received statutory notices of deficiency (“90-day letters”) seeking $144.1 million in additional tax.  The two taxable REIT subsidiaries filed petitions in the U.S. Tax Court on May 6, 2011 and the government filed answers on July 6, 2011.  It is the Predecessor’s position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries.  However, as the result of the IRS’ position, the Predecessor previously provided appropriate levels for the additional taxes sought by the IRS, through its uncertain tax position liability or deferred tax liabilities.  Although the Predecessor believes the tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns.  In the opinion of management, the Predecessor has made adequate tax provisions for the years subject to examination.

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

NOTE 8                  WARRANT LIABILITY

Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued 120,000,000 warrants (the “Warrants”) to purchase common stock of GGP.  Each GGP Warrant has a term of seven years and expires on November 9, 2017.  The Brookfield Investor Warrants and the Blackstone (A and B) Investor Warrants are immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants will be exercisable (for the initial 6.5 years from the issuance) only upon 90 days prior notice.  No Warrants were exercised during the three months ended March 31, 2012 and 2011.  Below is a summary of the Warrants received by the Plan Sponsors and Blackstone.

Warrant Holder	Number of Warrants	Exercise Price
Brookfield Investor	57,500,000	$10.75
Blackstone - B	2,500,000	10.75
Fairholme	41,070,000	10.50
Pershing Square	16,430,000	10.50
Blackstone - A	2,500,000	10.50
	120,000,000

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

In addition to the adjustment for the cash distribution, as a result of the RPI Spin-off, the exercise price of the Warrants were adjusted by $0.3943 for the Brookfield Investor and Blackstone and by $0.3852 for the Fairholme, Pershing Square and Blackstone, on the record date of December 30, 2011, and the total number of issuable shares was 131,748,000.

The estimated fair value of the Warrants was $1.13 billion on March 31, 2012 and $986.0 million on December 31, 2011 and is recorded as a liability as the holders of the Warrants could require GGP to settle such warrants in cash in the circumstance of a subsequent change of control.  Changes in the fair value of the Warrants are recognized in earnings.  The fair value of the Warrants was estimated using the Black Scholes option pricing model using our stock price, the Warrant term, and Level 3 inputs (Note 2).  An increase in the expected volatility of the Warrants would increase the fair value; whereas, an increase in the discount for lack of marketability would decrease the fair value.  The discount for lack of marketability represents the costs associated with selling the warrants to another party. The following table summarizes the estimated fair value of the Warrants and significant observable and unobservable inputs used in the valuation as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Warrant liability	$1,129,074	$985,962

Observable Inputs
GGP stock price per share	$16.99	$15.02
Warrant term	5.61	5.86

Unobservable Inputs
Expected volatility	30%	37%
Range of values considered	(20% - 65%)	(20% - 65%)

Discount for lack of marketability	3%	3%
Range of values considered	(3% - 7%)	(3% - 7%)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the change in fair value of the Warrant liability which is measured on a recurring basis using Level 3 inputs:

	2012	2011
Balance as of January 1,	$985,962	$1,041,004
Warrant liability adjustment	143,112	(76,448)
Balance as of March 31,	$1,129,074	$964,556

NOTE 9                EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Noncontrolling Interests

The minority interests related to our common and preferred Operating Partnership units are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets, presented at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their fair value as of each measurement date.  The common redeemable noncontrolling interests have been presented at fair value for all periods presented.  One tranche of preferred redeemable noncontrolling interests has been presented at fair value, while the other tranches of preferred redeemable noncontrolling interests have been presented at carrying value plus allocated loss and other comprehensive loss as of March 31, 2012.  All preferred redeemable noncontrolling interest have been presented at carrying value plus allocated loss and other comprehensive loss as of December 31, 2011.  The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net loss attributable to common stockholders.

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  As a result, the common stock dividends paid in 2011 modified the conversion rate to 1.0397624.  The aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of March 31, 2012 if such holders had requested redemption of the Common Units as of March 31, 2012, and all such Common Units were redeemed or purchased pursuant to the rights associated with such Common Units for cash, would have been $116.6 million.

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

The holders of both the preferred units and the Common Units received shares of the common stock of RPI as a result of the spin-off that occurred on January 12, 2012.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of March 31, 2012	Converted Basis to Common Units Outstanding as of March 31, 2012	Conversion Price	Redemption Value
Series B	3.000	1,279,715	3,991,799	$16.9900	$67,820,668
Series D	1.508	532,750	803,498	33.1519	26,637,477
Series E	1.298	502,658	652,633	38.5100	25,132,889
Series C	1.000	20,000	20,000	250.0000	5,000,000
					$124,591,034

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2012 and 2011.

Balance at January 1, 2011	$232,364
Net income	40
Distributions	(689)
Cash redemption of operating partnership units	(4,202)
Other comprehensive income	11
Adjustment for noncontrolling interests in Operating Partnership	(106)
Balance at March 31, 2011	$227,418

Balance at January 1, 2012	$223,795
Net loss	(1,318)
Distributions	(685)
Dividend for RPI Spin-off	3,137
Other comprehensive income	96
Adjustment for noncontrolling interests in Operating Partnership	16,119
Balance at March 31, 2012	$241,144

Common Stock Dividend and Purchase of Common Stock

On February 27, 2012, our board approved the declaration of a quarterly common stock dividend of $0.10 per share.  The dividend is payable on April 30, 2012, to stockholders of record on April 16, 2012.

On December 20, 2011, the Board of Directors approved the distribution of RPI in the form of a special dividend for which GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock for each share of GGP common stock held as of December 30, 2011.  RPI’s net equity was recorded as of December 31, 2011 as a dividend payable as substantive conditions for the spin-off were met as of December 31, 2011 and it was probable that the spin-off would occur.  On January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011.  As of December 31, 2011, we had recorded a distribution payable of $526.3 million and a related decrease in retained earnings (accumulated deficit), of which $426.7 million relates to the special dividend, on our Consolidated Balance Sheet.  This special dividend satisfied part of our 2011 and 2012 REIT distribution requirements.  We adjusted the distribution in retained earnings (accumulated deficit) by $22.0 million to reflect the net change in RPI’s net assets as of the date of the spin-off.

We implemented our Dividend Reinvestment Plan (“DRIP”) in March 2011.  The DRIP provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

reinvested.  As a result of the DRIP elections, 2,294,864 shares were issued during the three months ended March 31, 2012.  No shares were issued during the three months ended March 31, 2011.

NOTE 10                     EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares.  The dilutive effect of the Warrants are computed using the “if-converted” method and the dilutive effect of options and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), is computed using the “treasury” method.

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock.  All options were anti-dilutive for the three month period ended March 31, 2012.  Anti-dilutive options where the exercise price was higher than the average market price of our common stock totaled 698,720 shares as of March 31, 2011.  Dilutive options totaled 787,912 shares as of March 31, 2011.  Potentially dilutive shares related to the warrants of 52,542,991 were excluded from the denominator for the three months ended March 31, 2012 as they were anti-dilutive.  Dilutive warrants totaled 38,713,579 warrants (based on net share settlements) as of March 31, 2011.  Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2012	2011
	Basic and Diluted	Basic and Diluted
Numerators - Basic:
Loss from continuing operations	$(192,686)	$9,845
Allocation to noncontrolling interests	(3,305)	(1,366)
Loss from continuing operations - net of noncontrolling interests	(195,991)	8,479

Discontinued operations	(1,562)	(2,910)
Allocation to noncontrolling interests	(62)	93
Discontinued operations - net of noncontrolling interests	(1,624)	(2,817)

Net (loss) income	(194,248)	6,935
Allocation to noncontrolling interests	(3,367)	(1,273)
Net loss attributable to common stockholders	$(197,615)	$5,662

Numerators - Diluted:
Loss from continuing operations - net of noncontrolling interests	$(195,991)	$8,479
Exclusion of warrant adjustment	—	(76,448)
Diluted loss from continuing operations	$(195,991)	$(67,969)

Net loss attributable to common stockholders	$(197,615)	$5,662
Exclusion of warrant adjustment	—	(76,448)
Diluted net loss attributable to common stockholders	$(197,615)	$(70,786)

Denominators:
Weighted average number of common shares outstanding - basic	937,274,020	957,434,635
Effect of dilutive securities	—	39,501,491
Weighted average number of common shares outstanding - diluted	937,274,020	996,936,126

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 11                STOCK-BASED COMPENSATION PLANS

The General Growth Properties, Inc. 2010 Equity Plan (the “Equity Plan”) provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards and performance-based compensation.  Stock-based compensation expense associated with the Equity Plan and outstanding options granted by the Predecessor and converted into options of the Successor are summarized in the following table:

	Three months ended March 31,
	2012	2011
Stock Options	$2,563	$1,876
Restricted Stock	2,621	2,873
Total	$5,184	$4,749

The following table summarizes stock option activity for the three months ended March 31, 2012 and 2011:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options Outstanding at January 1,	11,503,869	$15.65	5,427,011	$20.21
Granted	—	—	1,470,363	15.03
Exercised	(1,200)	14.17	—	—
Forfeited	(140,042)	14.78	(298,611)	14.73
Expired	(499,088)	46.39	(727,446)	37.22
Stock options Outstanding at March 31,	10,863,539	$13.66	5,871,317	$16.95

There was no significant restricted stock activity for the three months ended March 31, 2012 and 2011.

NOTE 12                OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
	2012	2011
Above-market tenant leases, net (Note 3)	$978,730	$1,163,754
Security and escrow deposits	244,904	247,718
Below-market ground leases, net (Note 3)	194,873	198,230
Real estate tax stabilization agreement, net (Note 3)	102,717	104,295
Prepaid finance costs	43,958	1,477
Prepaid expenses	39,738	51,928
Other non-tenant receivables	9,232	21,198
Deferred tax, net of valuation allowances	4,548	4,578
Other	12,494	12,357
Total prepaid expenses and other assets	$1,631,194	$1,805,535

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 13                OTHER LIABILITIES

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31,	December 31,
	2012	2011
Below-market tenant leases, net (Note 3)	$553,806	$634,802
Accrued interest	209,200	196,536
Accounts payable and accrued expenses	143,582	164,139
Deferred gains/income	73,643	65,174
Accrued real estate taxes	72,543	77,722
Construction payable	58,902	69,291
Accrued payroll and other employee liabilities	47,060	77,231
Tenant and other deposits	19,036	19,336
Insurance reserve liability	15,826	17,796
Above-market office lessee leases, net (Note 3)	13,147	13,571
Capital lease obligations	12,718	12,774
Conditional asset retirement obligation liability	12,429	16,596
Uncertain tax position liability	6,898	6,847
Other	46,065	73,923
Total accounts payable and accrued expenses	$1,284,855	$1,445,738

NOTE 14                LITIGATION

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Default Interest

Pursuant to the Plan, the Company cured and reinstated that certain note (the “Homart Note”) in the original principal amount of $254.0 million between GGP Limited Partnership and The Comptroller of the State of New York as Trustee of the Common Retirement Fund (“CRF”) by payment in cash of accrued interest at the contractual non-default rate.  CRF, however, contended that the Company’s bankruptcy caused the Company to default under the Homart Note and, therefore, post-petition interest accrued under the Homart Note at the contractual default rate was due for the period June 1, 2009 until November 9, 2010.  On June 16, 2011, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) ruled in favor of CRF, and, on June 22, 2011, the Company elected to satisfy the Homart Note in full by paying CRF the outstanding default interest and principal amount on the Homart Note totaling $246.0 million.  As a result of the ruling, the Company incurred and paid $11.7 million of default interest expense during the year ended December 31, 2011. However, the Company has appealed the Bankruptcy Court’s order and has reserved its right to recover the payment of default interest.

Pursuant to the Plan, the Company agreed to pay to the holders of claims (the “2006 Lenders”) under a revolving and term loan facility (the “2006 Credit Facility”) the principal amount of their claims outstanding of approximately $2.58 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate.  In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders, and in August 2011, the Company appealed the order. As a result of the ruling, the Company has accrued $92.6 million as of March 31, 2012 and $91.5 million as of December 31, 2011. We will continue to evaluate the appropriateness of our accrual during the appeal process.

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

contesting this liability.  We have accrued $303.8 million as of March 31, 2012 and December 31, 2011 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.  The aggregate liability of $325.4 million represents management’s best estimate of our liability as of March 31, 2012, which will be periodically evaluated in the aggregate.  We do not expect to make any payments on the tax indemnification liability within the next 12 months.

NOTE 15                COMMITMENTS AND CONTINGENCIES

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease.

	Three Months Ended March 31,
	2012	2011
Contractual rent expense, including participation rent	$3,539	$3,376
Contractual rent expense, including participation rent and excluding amortization of above- and below-market ground leases and straight-line rent	4,993	4,797

See Note 7 and Note 14 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

NOTE 16                SUBSEQUENT EVENTS

On May 1, 2012, our Board of Directors declared a second quarter common stock dividend of $0.10 per share payable on July 30, 2012 to stockholders of record on July 16, 2012.

On April 30, 2012, we obtained a $1.00 billion secured corporate line of credit.  The new facility has an uncommitted accordion feature for a total facility of up to $1.25 billion and a term of four years.  The facility bears interest at LIBOR plus 250 basis points and is determined by the Company’s leverage level.  The new facility is guaranteed by certain of our subsidiaries and secured by first-lien pledges of equity interests in certain of our subsidiaries. In connection with the new facility, the Company terminated its $750.0 million corporate line of credit.

On April 17, 2012, we acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for the purpose of redevelopment or remerchandising.  Total consideration paid was $270.0 million.

On April 5, 2012, we acquired the remaining 49% interest in two properties, previously owned through a joint venture, for $191.2 million.  The properties, which are currently recorded under the equity method of accounting, will be consolidated as of the acquisition date.

On April 2, 2012, we closed the $1.40 billion secured financing of Ala Moana Center.  The loan matures in April 2022 and bears interest at 4.23% per annum.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to our consolidated financial statements included in this Quarterly Report and whose descriptions are incorporated into the applicable response by reference.  The following discussion should be read in conjunction with such consolidated financial statements and related Notes.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC. In addition, our senior management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements include:

•                  descriptions of plans or objectives for future operations;

•                  projections of our revenues, net operating income, core net operating income, earnings per share, Funds From Operations (“FFO”), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items;

•                  forecasts of our future economic performance; or

•                  descriptions of assumptions underlying or relating to any of the foregoing,

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Annual Report”).  These factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations.

Overview — Introduction

Our primary business is to own, manage, lease and develop regional malls.  The substantial majority of our properties are located in the United States; however, we also own interests in regional malls and property management activities (through unconsolidated joint ventures) in Brazil.  As of March 31, 2012, we are the owner, either entirely or with joint venture partners, of 135 regional malls comprising approximately 136 million square feet of gross leasable area.  We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes.  Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

Overview

In 2011, we embarked on a strategy to execute transactions to achieve our long-term goals of enhancing the quality of our portfolio and maximizing total returns for our shareholders.  We continued this strategy to improve the overall quality of our portfolio during 2012, as we successfully completed transactions promoting our long-term strategy as summarized below:

•                  on January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011.  GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock for each share of GGP common stock held as of December 30, 2011.  Subsequent to the spin-off, we retained an approximately 1% interest in RPI.  These properties are presented within discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).  The transaction decreased our outstanding mortgage loans by $1.12 billion;

•                  sold our interests in approximately 1.2 million square feet of gross leasable area of non-core assets including an anchor box and two regional malls for $88.6 million, which reduced our property level debt by $78.0 million;

•                  acquired whole or partial interests in four anchor pads comprising approximately 497 thousand square feet of gross leasable area for $23.2 million, which allows us to recapture real estate in our portfolio and provides us with redevelopment opportunities; and

•                  on February 23, 2012 we signed a definitive agreement to acquire 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for purposes of redevelopment or remerchandising.  Total consideration paid at closing was $270.0 million.  This portfolio represents a significant opportunity to recapture valuable real estate within our portfolio and enhances several expansion and redevelopment opportunities, including re-tenanting the anchor space and adding new in-line GLA.  The acquisition closed on April 17, 2012 (Note 16).

As a result of our efforts in 2011 and thus far in 2012, our portfolio now has sales in excess of $500 per square foot.  We will continue to evaluate other opportunities to improve our portfolio.

Our total portfolio Core NOI (as defined below) increased 3.3% from $506.5 million for the three months ended March 31, 2011 to $523.4 million for the three months ended March 31, 2012 as a result of increased rents and overage rents while expenses remained relatively flat.  Our Core FFO (as defined below) increased 6.7% from $208.2 million for the three months ended 2011 to $222.1 million for the three months ended March 31, 2012.  Core FFO increases are primarily the result of increases in Core NOI and decrease in pro rata interest expense due to amortization of debt and improved terms of refinancing transactions completed in 2012 and 2011, and were partially offset by an increase in corporate expenses.

Our key operational objectives include the following:

•                  lease vacant space;

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

•                  form joint ventures with institutional investors to acquire partial interests in regional malls, either currently owned by us or through new acquisitions;

•                  dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, retail strip centers and regional malls; and

•                  continue to refinance our maturing debt, and certain debt prepayable without penalty, with the goal of lowering our overall borrowing costs and managing future maturities.

We seek to increase long-term NOI (as defined below) growth through proactive management and leasing of our regional malls.  Our leasing strategy is to identify and provide the right stores and the appropriate merchandise for each of our regional malls. We believe that the most significant operating factor affecting incremental cash flow and NOI is increased rents earned from tenants at our properties.  These rental revenue increases are primarily achieved by:

•                  renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates;

•                  increasing occupancy at the properties so that more space is generating rent; and

•                  increased tenant sales in which we participate through overage rent.

Operating Metrics

Regional Mall Metrics

The following table summarizes selected operating metrics for our portfolio of regional malls:

	Rents per square foot (2)	Percentage Leased (3)		Tenant Sales Per Square Foot (4)
March 31, 2012 (1)
Consolidated Properties	$66.41	93.40%		$505
Unconsolidated Properties	$71.40	94.40%		$574
Total Domestic Portfolio	$67.86	93.70%		$525

March 31, 2011 (1)
Consolidated Properties	$65.00	92.40%		$469
Unconsolidated Properties	$70.30	94.00%		$507
Total Domestic Portfolio	$66.52	92.90%		$479

% Change
Consolidated Properties	2.17%	100	bps	7.68%
Unconsolidated Properties	1.56%	40	bps	13.21%
Total Domestic Portfolio	2.01%	80	bps	9.60%

(1) Data excludes properties classified as discontinued operations and international.

(2) Weighted average rent of mall stores as of March 31, 2012 and 2011.  Rent is presented on a cash basis and consists of minimum rent, common area costs and real estate taxes.

(3) Represents contractual obligations for space in regional malls or predominantly retail centers and excludes traditional anchor stores.

(4) Comparative rolling twelve month tenant sales for mall stores less than 10,000 square feet.

Lease Spread Metrics

The following table summarizes signed leases that are scheduled to commence in 2012 compared to expiring leases for the prior tenant in the same suite.

	Number of Leases	Square Feet	Term	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Average Rent Spread
New Leases(3)	278	983,842	8.5	$69.41	$60.86	$8.55
Renewal Leases	578	1,900,033	5.7	$58.34	$56.27	$2.07
New/Renewal Leases	856	2,883,875	6.6	$62.12	$57.83	$4.29

(1) Represents initial rent or average rent over the term consisting of base minimum rent, common area costs and real estate taxes.

(2) Represents expiring rent at end of lease consisting of base minimum rent, common area costs and real estate taxes.

(3) Represents new leases where downtime between the new and old tenant in the suite was less than nine months.

Results of Operations

We review our results of operations based on NOI for the three months ended March 31, 2012 and 2011.  The components of NOI are discussed below.

The following table summarizes minimum rents for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change

Components of Minimum rents:
Base minimum rents	$392,956	$388,930	$4,026	1.0%
Lease termination income	4,153	3,436	717	20.9
Straight-line rent	16,312	25,548	(9,236)	(36.2)
Above- and below-market tenant leases, net	(25,300)	(21,001)	(4,299)	20.5
Total Minimum rents	$388,121	$396,913	$(8,792)	(2.2)%

Base minimum rents remained relatively flat, increasing by $4.0 million for the three months ended March 31, 2012.

Straight-line rent and above-and below-market tenant leases, net are non-cash items and reflect the impact of acquisition accounting.

Overage rents increased $2.8 million for the three months ended March 31, 2012 primarily due to increased tenant sales during the 2011 holiday season through 2012.

Other revenue primarily includes parking and specialty leasing, which are revenues generated by the properties.

Noncontrolling interests decreased $0.2 million primarily due to a decrease in net operating income at one of our consolidated joint ventures.

Other property operating costs decreased $1.6 million for the three months ended March 31, 2012 primarily due to savings on property maintenance and utility costs resulting from milder weather, lower labor costs and various cost control measures.

Property maintenance costs decreased $5.4 million due to a decrease in labor costs and snow removal as the result of a mild winter, which were partially offset by higher costs for contract services.

The provision for doubtful accounts increased $2.5 million for the three months ended March 31, 2012 primarily as the result of certain recoveries during the prior year.

The following is a discussion of non-operating items for the three months ended March 31, 2012 compared to March 31, 2011:

Management fees and other corporate revenues primarily represent the revenues earned from the management of our joint venture properties.  Management fees and other corporate revenues increased $0.8 million for the three months ended March 31, 2012 due to an increase in management and leasing fees resulting from the management of a new joint venture formed in fourth quarter of 2011.

Property management and other costs represents regional and home office costs and include items such as corporate payroll, rent for office space, supplies and professional fees, which represent corporate overhead costs not generated at the properties.  Property management and other costs decreased $5.7 million for the three months ended March 31, 2012 primarily due to a $7.4 million decrease in severance costs incurred in 2011, which was offset by a $0.8 million increase in professional services, a $0.5 million increase in building rent and a $0.5 million increase in travel and entertainment.

General and administrative costs represent the costs to run the public company and include executive costs, audit fees, professional fees and administrative fees related to the public company, and in 2011, also include bankruptcy costs or reimbursements incurred post-emergence.  General and administrative expenses increased $9.8 million for the three months ended March 31, 2012 primarily due to the reversal of previously accrued bankruptcy costs of $12.3 million and gains on bankruptcy settlements recorded for the three months ended March 31, 2011.  The increase was partially offset by a $2.3 million decrease in executive compensation for the three months ended March 31, 2012.

Depreciation and amortization decreased $10.2 million for the three months ended March 31, 2012 primarily due to fully depreciated or written off assets as tenants vacated since March 2011.

Interest expense decreased $3.8 million for the three months ended March 31, 2012 primarily due to savings from refinancing transactions completed in 2011 and the first quarter of 2012, which resulted in a lower debt balance and lower weighted average interest expense in 2012.

The Warrant liability adjustment represents the non-cash income (expense) recognized as a result of the change in the fair value of the Warrant liability (Note 8).  For the three months ended March 31, 2012, we incurred additional expense of $143.1 million related to the Warrant liability primarily due to the increase in our stock price, which was partially offset by a decrease in implied volatility since December 31, 2011.  For the three months ended March 31, 2011, we recognized income of $76.4 million related to the Warrant liability primarily due to a decrease in our estimate of the implied volatility since December 31, 2010.

The provision for income taxes decreased $1.6 million for the three months ended March 31, 2012 primarily due to the recognition of an uncertain tax position of $2.2 million for the three months ended March 31, 2011.

The equity in income (loss) of Unconsolidated Real Estate Affiliates increased $8.9 million for the three months ended March 31, 2012 primarily due to decreased interest expense of $4.3 million related to the refinancing of mortgage notes at Riverchase Galleria and other joint ventures in 2011 and 2012.

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, redevelopment of properties, tenant allowances and dividends.  Our primary sources of cash include operating cash flows, including our share of cash flows produced by our Unconsolidated Real Estate Affiliates, incremental cash from refinancings and borrowings under our revolving credit facility.

Our capital plan is to refinance our existing debt, lower our borrowing costs, manage our future maturities and provide the necessary capital to fund growth.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $494.8 million of unrestricted cash and $750.0 million of available credit under our credit facility as of March 31, 2012, as well as anticipated cash provided by operations.  On April 30, 2012, we obtained a $1.00 billion secured corporate line of credit.  The new facility has an uncommitted accordion feature for a total facility of up to $1.25 billion and a term of four years.  The facility bears interest at LIBOR plus 250 basis points and is determined by the Company’s leverage level.  The new facility is guaranteed by certain of our subsidiaries and secured by first-lien pledges of equity interests in certain of our subsidiaries.  In connection with the new facility, the Company terminated its $750.0 million corporate line of credit. In addition, on April 2, 2012, we closed the $1.40 billion secured financing of Ala Moana Center.  The loan matures in April 2022, is interest only and bears interest at 4.23% per annum.  As a result, we expect interest expense to decrease by approximately $3.5 million per quarter.

We have executed and continue to execute a refinancing strategy of extending the average debt maturity profile while reducing interest rates.  We will continue to modify our capital structure to provide the necessary financial flexibility for the Company.

During 2012, we executed the following refinancing and capital transactions (at our proportionate share):

•                  on January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011, decreasing our outstanding mortgage loans by $1.12 billion;

•                  in March 2012, we obtained a $130.0 million secured financing of The Shoppes at Buckland Hills.  The loan matures in ten years and bears interest at 5.19% per annum.  The net proceeds of the loan, along with a $26.1 million capital contribution were used to fully repay a $156.1 million mortgage upon its maturity; and

•                  during 2012, we sold our interests in one anchor box and two operating properties, for an aggregate $88.6 million with net proceeds of $26.6 million.

We have incurred capital expenditures of $19.8 million for the three months ended March 31, 2012 and $16.9 million for the three months ended March 31, 2011 relating to our operating properties.  In addition, we incurred tenant allowances for our operating properties of $23.7 million for the three months ended March 31, 2012 and $21.1 million for the three months ended March 31, 2011.

As of March 31, 2012, we have $8.90 billion of debt pre-payable at par.  We may pursue opportunities to refinance this debt at better terms.  Our long term goal is to improve our overall debt to earnings before interest, taxes and depreciation and amortization, or EBIDTA, and leverage ratios by improving operations, amortization of debt and refinancing debt at improved terms.

Our key financing and capital raising objectives include the following:

•              continue to refinance our maturing debt, and certain debt prepayable without penalty, with the goal of lowering our overall borrowing costs and managing future maturities;

•              raise capital by forming joint ventures with institutional investors to acquire partial interests in regional malls, either currently owned by us or through new acquisitions; and

•              dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, retail strip centers and regional malls.

We may also raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnership or other capital raising activities.

As of March 31, 2012, our proportionate share of total debt aggregated $18.87 billion consisting of our consolidated debt, net of noncontrolling interest, of $16.05 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of $2.82 billion. Of the amounts maturing in 2012, $1.30 billon is secured and $558.7 million is unsecured. Of our proportionate share of total debt, $2.25 billion of our consolidated debt is recourse due to guarantees or other security provisions for the benefit of the note holder.

Our outstanding corporate debt is comprised of $206.2 million of Junior Subordinated Notes which are due in 2041 and $1.65 billion of bonds with maturity dates from 2012 through November 2015.  We expect to repay the $349.5 million bonds that are due in September 2012 from available cash on-hand.

The following table illustrates the scheduled loan maturities of our mortgages, notes and loans payable for our consolidated debt (net of noncontrolling interest) and unconsolidated debt at our proportionate share as of March 31, 2012. Also, $206.2 million of callable subordinated notes are included in the $1.25 billion of consolidated debt that is due in 2012.  Although we do not expect the notes to be redeemed prior to maturity in 2041, the trust that owns the notes may exercise its right to redeem the notes prior to 2041. Of the $5.64 billion of consolidated debt that matures in the subsequent period, $2.17 billion matures in 2017 and $1.28 billion matures in 2018.

	Consolidated	Unconsolidated
2012	$1,248,798	$608,666
2013	978,415	146,426
2014	2,160,268	138,211
2015	1,713,815	213,735
2016	2,606,385	—
Subsequent	5,641,388	1,358,805

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

Redevelopment and Acquisitions

We are currently redeveloping several consolidated and unconsolidated properties, including Glendale Galleria, North Point and Northridge Fashion Center with our joint venture partners.  These projects are expected to be completed in 2012 and 2013 and we expect to incur costs of approximately $80 million at our proportionate share.  We continue to evaluate a number of other redevelopment prospects to further enhance the quality of our assets.  As part of our overall strategy we may:

•              opportunistically acquire whole or partial interests in high-quality regional malls and anchor pads that improve the overall quality of our portfolio;

•              commence several redevelopment projects within our portfolio identified as providing compelling risk-adjusted returns on investment; and

•              purchase joint venture interests from our partners.

On February 23, 2012 we signed a definitive agreement for the acquisition of 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) within our portfolio for $270.0 million.  This portfolio represents a significant opportunity to recapture valuable real estate within our portfolio and enhances several redevelopment and remerchandising opportunities, including re-tenanting the anchor space and adding new in-line GLA.  The acquisition closed on April 17, 2012 (Note 16).

On April 5, 2012, we acquired the remaining 49% interest in two properties, previously owned through a joint venture, for $191.2 million.  The properties, which are currently recorded under the equity method of accounting, will be consolidated as of the acquisition date (Note 16).

Dividend

On May 1, 2012, the Board of Directors declared a second quarter common stock dividend of $0.10 per share payable on July 30, 2012 to stockholders of record on July 16, 2012.

On December 20, 2011, the Board of Directors approved the distribution of RPI in the form of a special dividend for which GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock for each share of GGP Common Stock held as of December 30, 2011.  RPI’s net equity was recorded as of December 31, 2011 as a dividend payable as substantive conditions for the spin-off were met as of December 31, 2011 and it was probable that the spin-off would occur.  On January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011.  As of December 31, 2011, we had recorded a distribution payable of $526.3 million and a related decrease in retained earnings (accumulated deficit), of which $426.7 million relates to the special dividend, on our Consolidated Balance Sheet.  This special dividend satisfied part of our 2011 and the 2012 REIT distribution requirements.  We adjusted the distribution in retained earnings (accumulated deficit) by $22.0 million to reflect the net change in RPI’s net assets as of the date of the spin-off.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $182.0 million for the three months ended March 31, 2012 and $70.0 million for the three months ended March 31, 2011.  Significant components of net cash provided by operating activities include:

•                  the 2012 decrease in accounts payable and accrued expenses of $(55.3) million primarily attributable to the change in accrued incentive compensation ($29.0 million);

•                  the 2012 decrease in restricted cash of $27.8 million primarily attributable to the spin-off of RPI ($14.5 million); and

•                  in 2011, the decrease in accounts payable and accrued expenses of $(133.0) million primarily attributable to the approximately $115 million payment of the key employee incentive plan, which provided for payment to certain key employees upon successful emergence from bankruptcy, during the first quarter of 2011.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(17.2) million for the three months ended March 31, 2012 and $127.7 million for the three months ended March 31, 2011.  Significant components of net cash (used in) provided by investing activities include:

•                  a 2012 deposit for our purchase of interests in 11 Sears anchor pads (Note 16) ($27.0 million);

•                  2012 distributions received from Unconsolidated Real Estate Affiliates in excess of income primarily related to a distribution received from one of our joint ventures ($50.0 million); and

•                  in 2011, proceeds primarily from the sale of six investment properties ($178.7 million).

Cash Flows from Financing Activities

Net cash used in financing activities was $(243.0) million for the three months ended March 31, 2012 and $(185.0) million for the three months ended March 31, 2011.  Significant components of net cash used in financing activities include:

•                  in 2012, the prepayment of financing fees for the financing in April 2012 of Ala Moana Center (Note 16) ($37.8 million);

•                  2012 and 2011 principal payments and refinancings of our mortgages, notes and loans payable ($142.5 million, net in 2012 and $146.9 million, net in 2011); and

•                  in 2012, the $93.5 million cash distribution.

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

Our critical accounting policies as discussed in our Annual Report have not changed during 2012, and such policies, and the discussion of such policies, are incorporated herein by reference.

REIT Requirements

In order to remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of our ordinary taxable income to stockholders.  See Note 7 to the consolidated financial statements for more detail on our ability to remain qualified as a REIT.

Recently Issued Accounting Pronouncements

None.

Non-GAAP Supplemental Financial Measures and Definitions

Real Estate Property Net Operating Income (“NOI”) and Core NOI

The Company believes NOI is a useful supplemental measure of the Company’s operating performance. The Company defines NOI as operating revenues (rental income, tenant recoveries and other income) less property and related expenses (real estate taxes, property maintenance costs, marketing, other property expenses and provision for doubtful accounts).  NOI has been reflected on a proportionate basis (at the Company’s ownership share).  Other REITs may use different methodologies for calculating NOI, and accordingly, the Company’s NOI may not be comparable to other REITs.  Because NOI excludes general and administrative expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, strategic initiatives, provision for income taxes, discontinued operations and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.  This measure provides an operating perspective not immediately apparent from GAAP operating or net income (loss) attributable to common stockholders.  The Company uses NOI to evaluate its operating performance on a property-by-property basis because NOI allows the Company to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on the Company’s operating results, gross margins and investment returns.

In addition, management believes NOI provides useful information to the investment community about the Company’s operating performance. However, due to the exclusions noted above, NOI should only be used as an alternative measure of the Company’s financial performance.

Core NOI excludes the NOI impacts of non-cash and certain non-comparable items such as straight-line rent and intangible asset and liability amortization from acquisition accounting as a result of our emergence from bankruptcy.  We present Core NOI and Core FFO (as defined below), as we believe certain investors and other users of our financial information use them as measures of the Company’s historical operating performance.

Funds From Operations (“FFO”) and Core FFO

The Company determines FFO based upon the definition set forth by National Association of Real Estate Investment Trusts (“NAREIT”).  The Company determines FFO to be our share of consolidated net income (loss) computed in accordance with GAAP, excluding real estate related depreciation and amortization, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon our economic ownership interest, and all determined on a consistent basis in accordance with GAAP.  As with our presentation of NOI, FFO has been reflected on a proportionate basis.

The Company considers FFO a supplemental measure for equity REITs and a complement to GAAP measures because it facilitates an understanding of the operating performance of the Company’s properties.  FFO does not give effect to real estate depreciation and amortization since these amounts are computed to allocate the cost of a property over its useful life.  Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, the Company believes that FFO provides investors with a clearer view of the Company’s operating performance.

As with our presentation of Core NOI, Core FFO excludes from FFO certain items that are non-cash and certain non-comparable items such as our Core NOI adjustments, and FFO items such as FFO from discontinued operations, warrant liability adjustment, and interest expense on debt repaid or settled, all as a result of our emergence, acquisition accounting and other capital contribution or restructuring events.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI and FFO as they are financial measures widely used in the REIT industry.  In order to provide a better understanding of the relationship between our non-GAAP Supplemental Financial measures of NOI, Core NOI, FFO and Core FFO, reconciliations have been provided as follows: a reconciliation of Core NOI and NOI to GAAP operating income (loss) and a reconciliation of Core FFO and FFO to GAAP net income (loss) attributable to common stockholders has been provided.  None of our non-GAAP Supplemental Financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to common stockholders and none are necessarily indicative of cash available to fund cash needs.  In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company’s ownership share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments for the Company as a whole.

The following table reconciles Core NOI to operating income (dollars in thousands):

	For the three months ended March 31,
	2012	2011
Core NOI	$523,425	$506,522
Core adjustments:
Straight-line rent	17,807	31,992
Above- and below-market leases amortization, net	(27,980)	(26,540)
Real estate tax stabilization agreement	(1,578)	(1,578)
Amortization of below-market ground leases	(1,612)	(1,585)
Total core adjustments	$(13,363)	$2,289
Real estate property NOI	510,062	508,811
Less: Core NOI of Unconsolidated Properties	(98,063)	(92,776)
Management fees and other corporate revenues	16,171	15,352
Property management and other costs	(41,992)	(47,700)
General and administrative	(10,254)	(501)
Depreciation and amortization	(217,585)	(227,793)
Noncontrolling interest in NOI of Consolidated Properties	2,692	2,920
Operating income	$161,031	$158,313

The following table reconciles Core FFO and FFO to net income (loss) attributable to common stockholders (dollars in thousands):

	For the three months ended March 31,
	2012	2011
Core FFO	$222,068	$208,176
Core adjustments:
Core NOI adjustments	(13,363)	2,289
Management fees and other corporate revenues	—	207
Property management and other costs	424	(6,978)
General and administrative	—	9,548
Preferred unit distributions	(3,098)	—
Interest expense	1,659	(1,770)
Warrant liability adjustment	(143,112)	76,448
Provision for income taxes	(1,499)	(3,135)
FFO from discontinued operations	11,340	21,125
Total core adjustments	$(147,649)	$97,734
Pro rata FFO	74,419	305,910
Depreciation and amortization of capitalized real estate costs	(264,333)	(279,619)
Noncontrolling interests in depreciation of Consolidated Properties	2,102	3,414
Provision for impairment excluded from FFO	1,755	2,386
Provision for impairment excluded from FFO of discontinued operations	(10,393)	—
Redeemable noncontrolling interests	1,318	(38)
Depreciation and amortization of discontinued operations	(2,483)	(26,391)
Net (loss) income attributable to common stockholders	$(197,615)	$5,662

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in our Annual Report.

ITEM 4           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5           CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II         OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS

Other than certain remaining claims related to or arising from our Chapter 11 cases described in this Quarterly Report (see Note 14 to the consolidated financial statements), neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

Urban Litigation

In October 2004, certain limited partners (the “Urban Plaintiffs”) of Urban Shopping Centers, L.P. (“Urban”) filed a lawsuit against Urban’s general partner, Head Acquisition, L.P. (“Head”), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head’s general partners (collectively, the “Urban Defendants”), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages, equitable relief and injunctive relief, the last of which would require the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership. The case is currently in expert discovery; certain fact discovery matters are on appeal to the Illinois Supreme Court. John Schreiber, one of our directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that is adverse to us. While we do not believe that this litigation will have a material adverse effect on us, we are disclosing its existence due to Mr. Schreiber’s interest in the case.

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability.  We have accrued $303.8 million as of March 31, 2012 and December 31, 2011 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.  The aggregate liability of $325.4 million represents management’s best estimate of our liability as of March 31, 2012, which will be periodically evaluated in the aggregate.  We do not expect to make any payments on the tax indemnification liability within the next 12 months.

ITEM 1A        RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report, with the exception of the risk factors below.

Our ownership may change as a result of the exercise of the outstanding warrants by the Plan Sponsors:

As of March 31, 2012, the effect of the exercise all of the outstanding warrants would increase the number of shares outstanding by 131,748,000 shares from 937,601,275 to 1,069,349,275.  Further, the exercise of the warrants would result in an increase in the number of shares outstanding of the ownership of the Plan sponsors and Blackstone from 51% to 57%.

We may not be able to refinance, extend or repay our Consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates

As of March 31, 2012, our proportionate share of total debt aggregated $18.87 billion consisting of our consolidated debt, net of noncontrolling interest, of $16.05 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of $2.82 billion.  Of the amounts maturing or callable in 2012, $1.30 billion is secured and $558.7 million is unsecured.  Of our proportionate share of total debt, $2.25 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder.  There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans.  If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

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

101

The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, has been filed with the SEC on May 9, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2012.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

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

101 *

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, has been filed with the SEC on May 9, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.