Form 10-Q
period 2012-06-30
General Growth Properties, Inc.
filed 2012-08-06
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on August 1, 2012 was 938,259,889.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2012	2011
	(Dollars in thousands, except share amounts)
Assets:
Investment in real estate:
Land	$4,391,969	$4,623,944
Buildings and equipment	19,051,095	19,837,750
Less accumulated depreciation	(1,150,028)	(974,185)
Construction in progress	336,391	135,807
Net property and equipment	22,629,427	23,623,316
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,783,540	3,052,973
Net investment in real estate	25,412,967	26,676,289
Cash and cash equivalents	497,194	572,872
Accounts and notes receivable, net	227,783	218,749
Deferred expenses, net	175,263	170,012
Prepaid expenses and other assets	1,501,390	1,805,535
Assets held for disposition	—	74,694
Total assets	$27,814,597	$29,518,151

Liabilities:
Mortgages, notes and loans payable	$16,279,320	$17,143,014
Accounts payable and accrued expenses	1,284,085	1,445,738
Dividend payable	96,802	526,332
Deferred tax liabilities	29,146	29,220
Tax indemnification liability	303,750	303,750
Junior Subordinated Notes	206,200	206,200
Warrant liability	1,275,662	985,962
Liabilities held for disposition	—	74,795
Total liabilities	19,474,965	20,715,011

Redeemable noncontrolling interests:
Preferred	128,982	120,756
Common	123,145	103,039
Total redeemable noncontrolling interests	252,127	223,795

Commitments and Contingencies	—	—

Redeemable Preferred Stock: as of June 30, 2012 and December 31, 2011, $0.01 par value, 500,000 shares authorized, none issued and outstanding	—	—

Equity:
Common stock: as of June 30, 2012, $0.01 par value, 11,000,000,000 shares authorized and 937,978,185 shares issued and outstanding; as of December 31, 2011, $0.01 par value, 11,000,000,000 shares authorized and 935,307,487 shares issued and outstanding	9,380	9,353
Additional paid-in capital	10,421,668	10,405,318
Retained earnings (accumulated deficit)	(2,350,628)	(1,883,569)
Accumulated other comprehensive loss	(81,785)	(47,773)
Total stockholders’ equity	7,998,635	8,483,329
Noncontrolling interests in consolidated real estate affiliates	88,870	96,016
Total equity	8,087,505	8,579,345
Total liabilities and equity	$27,814,597	$29,518,151

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$395,649	$390,402	$783,639	$787,177
Tenant recoveries	180,189	176,607	359,591	358,792
Overage rents	8,165	5,997	21,445	16,488
Management fees and other corporate revenues	21,652	14,235	37,823	29,587
Other	18,473	15,616	33,600	31,065
Total revenues	624,128	602,857	1,236,098	1,223,109
Expenses:
Real estate taxes	59,127	60,541	116,918	119,331
Property maintenance costs	21,500	22,357	44,575	50,819
Marketing	7,512	6,059	14,441	12,345
Other property operating costs	97,271	94,616	188,252	187,243
(Recovery of) provision for doubtful accounts	(688)	1,319	1,774	1,234
Property management and other costs	39,179	44,638	81,171	92,338
General and administrative	10,865	2,219	21,119	2,720
Depreciation and amortization	191,563	227,340	409,128	455,140
Total expenses	426,329	459,089	877,378	921,170
Operating income	197,799	143,768	358,720	301,939

Interest income	875	553	1,541	1,232
Interest expense	(188,812)	(236,476)	(404,638)	(456,097)
Warrant liability adjustment	(146,588)	(94,769)	(289,700)	(18,321)
Gain from change in control of investment properties	18,547	—	18,547	—
Loss before income taxes, equity in income (loss) of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	(118,179)	(186,924)	(315,530)	(171,247)
Provision for income taxes	(1,709)	(887)	(3,104)	(3,928)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	11,843	(9,433)	17,795	(12,366)
Loss from continuing operations	(108,045)	(197,244)	(300,839)	(187,541)
Discontinued operations	1,699	(4,869)	248	(7,638)
Net loss	(106,346)	(202,113)	(300,591)	(195,179)
Allocation to noncontrolling interests	(1,590)	(935)	(4,957)	(2,205)
Net loss attributable to common stockholders	$(107,936)	$(203,048)	$(305,548)	$(197,384)

Basic and Diluted Loss Per Share:
Continuing operations	$(0.12)	$(0.21)	$(0.33)	$(0.20)
Discontinued operations	—	(0.01)	—	(0.01)
Total basic and diluted loss per share	$(0.12)	$(0.22)	$(0.33)	$(0.21)

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

Comprehensive Loss, Net:
Net loss	$(106,346)	$(202,113)	$(300,591)	$(195,179)
Other comprehensive income:
Net unrealized losses on financial instruments	—	—	—	(1)
Foreign currency translation	(47,919)	42,678	(34,360)	42,880
Unrealized gains on available-for-sale securities	58	4	110	5
Other comprehensive (loss) income	(47,861)	42,682	(34,250)	42,884
Comprehensive loss	(154,207)	(159,431)	(334,841)	(152,295)
Comprehensive loss allocated to noncontrolling interests	(1,255)	(1,235)	(4,719)	(2,506)
Comprehensive loss, net, attributable to common stockholders	$(155,462)	$(160,666)	$(339,560)	$(154,801)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained		Noncontrolling
		Additional	Earnings	Accumulated Other	Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Estate Affiliates	Equity
	(Dollars in thousands)

Balance at January 1, 2011	$9,419	$10,681,586	$(612,075)	$172	$102,647	$10,181,749

Net loss			(197,384)		(1,018)	(198,402)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates					(3,808)	(3,808)
Issuance of common stock - payment of dividend (22,256,121 common shares)	223	(244)	21			—
Restricted stock grant, net of forfeitures and compensation expense ((161,495) common shares)	(2)	5,649				5,647
Stock options exercised (97,987 common shares)	1	488				489
Purchase and cancellation of common shares ((30,585,957) common shares)	(306)	(341,339)	(146,201)			(487,846)
Cash dividends reinvested (DRIP) in stock (2,745,881 common shares)	27	45,733				45,760
Other comprehensive income				42,583		42,583
Cash distributions declared ($0.20 per share)			(190,017)			(190,017)
Cash redemptions for common units in excess of carrying value		(593)				(593)
Adjustment for noncontrolling interest in operating partnership		(10,085)				(10,085)

Balance at June 30, 2011	$9,362	$10,381,195	$(1,145,656)	$42,755	$97,821	$9,385,477

Balance at January 1, 2012	$9,353	$10,405,318	$(1,883,569)	$(47,773)	$96,016	$8,579,345

Net loss			(305,548)		(662)	(306,210)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates					(6,484)	(6,484)
Restricted stock grant, net of forfeitures and compensation expense (22,397 common shares)		4,281				4,281
Employee stock purchase program (99,533 common shares)	1	1,606				1,607
Stock options exercised (11,235 common shares)		740				740
Cash dividends reinvested (DRIP) in stock (2,582,327 common shares)	26	38,678				38,704
Other comprehensive loss				(34,012)		(34,012)
Cash distributions declared ($0.20 per share)			(187,555)			(187,555)
Adjustment for noncontrolling interest in operating partnership		(28,955)				(28,955)
Adjustment to dividend for RPI Spin-Off			26,044			26,044

Balance at June 30, 2012	$9,380	$10,421,668	$(2,350,628)	$(81,785)	$88,870	$8,087,505

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(300,591)	$(195,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (income) loss of Unconsolidated Real Estate Affiliates	(17,795)	12,366
Distributions received from Unconsolidated Real Estate Affiliates	13,073	18,747
Provision for doubtful accounts	1,983	1,788
Depreciation and amortization	411,645	503,876
Amortization/write-off of deferred finance costs	2,026	1,135
Accretion/write-off of debt market rate adjustments	(29,489)	(52,046)
Amortization of intangibles other than in-place leases	60,037	60,019
Straight-line rent amortization	(32,435)	(52,217)
Loss on dispositions	175	547
Gain from change in control of investment properties	(18,547)	—
Gain on extinguishment of debt	(9,911)	—
Provisions for impairment	20,301	—
Warrant liability adjustment	289,700	18,321
Net changes:
Accounts and notes receivable	33,770	5,309
Prepaid expenses and other assets	20,811	47,692
Deferred expenses	(23,772)	(19,849)
Restricted cash	35,285	9,246
Accounts payable and accrued expenses	(75,097)	(162,288)
Other, net	285	(11,557)
Net cash provided by operating activities	381,454	185,910

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(509,276)	(88,811)
Proceeds from sales of investment properties	12,324	275,299
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	—	74,906
Contributions to Unconsolidated Real Estate Affiliates	(56,602)	(34,190)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	213,213	31,635
Decrease (increase) in restricted cash	6,799	(776)
Net cash (used in) provided by investing activities	(333,542)	258,063

Cash Flows from Financing Activities:
Proceeds from refinance/issuance of mortgages, notes and loans payable	2,560,920	514,162
Principal payments on mortgages, notes and loans payable	(2,517,843)	(809,848)
Prepayment of financing fees	(42,147)	—
Partial refund of financing fees	35,105	—
Deferred finance costs	(14,937)	(4,895)
Cash distributions paid to common stockholders	(187,291)	(131,269)
Cash distributions reinvested (DRIP) in common stock	38,704	45,733
Cash distributions paid to holders of common units	—	(6,334)
Purchase and cancellation of common shares	—	(487,846)
Other, net	3,899	561
Net cash used in financing activities	(123,590)	(879,736)

Net change in cash and cash equivalents	(75,678)	(435,763)
Cash and cash equivalents at beginning of period	572,872	1,021,311
Cash and cash equivalents at end of period	$497,194	$585,548

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$431,552	$495,589
Interest capitalized	318	1,054
Income taxes paid	536	5,137
Reorganization items paid	—	121,364
Third party property exchange	—	44,672
Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$105	$(11,936)
Debt payoffs via deeds in-lieu	—	119,525
Note receivable related to property sale	17,000	—
Rouse Properties, Inc. Dividend:
Adjustment to dividend for RPI Spin-off	(26,044)	—
Non-Cash Distribution of RPI Spin-off:
Assets	1,554,486	—
Liabilities and equity	(1,554,486)	—
Non-Cash Sale of Property to RPI:
Assets	63,672	—
Liabilities	(63,672)	—
Non-Cash Acquisition of The Oaks and Westroads:
Assets	224,034	—
Liabilities and equity	(224,034)	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited consolidated financial statements for the year ended December 31, 2011 which are included in the Company’s annual report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2011, and as recast in the Form 8-K filed on June 27, 2012, (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”).   As of June 30, 2012, GGP holds approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% is held by limited partners that indirectly include family members of the original stockholders of the Predecessor and certain previous contributors of properties to the Operating Partnership.

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

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

•      GGP-TRC, LLC (“TRCLLC”), formerly known as The Rouse Company, LLC, which has ownership interests in certain Consolidated Properties and Unconsolidated Properties (each as defined below) and is the borrower of certain unsecured bonds (Note 6).

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended June 30, 2012 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.  Amounts included on the Consolidated Statements of Operations and Comprehensive Income (Loss) for properties sold have been reclassified to discontinued operations for all periods presented.  In addition, four properties previously classified as held for sale were reclassified as held for use in the first quarter of 2012 and are presented within continuing operations for all periods presented in the accompanying consolidated financial statements (Note 4).  Lastly, prior period disclosures related to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the accompanying footnotes have been adjusted for the impacts of discontinued operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Management fees from affiliates	$21,202	$14,040	$36,880	$29,186

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In connection with the spin-off of Rouse Properties, Inc. (“RPI Spin-Off”), we have entered into a Transition Services Agreement (“TSA”) with RPI.  In accordance with the TSA, we have agreed to provide legal and other services to RPI for established fees, which were not material for the three and six months ended June 30, 2012.

Acquisitions of Operating Properties

Acquisitions of properties are accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired properties were included in the results of operations from the respective dates of acquisition.  Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. No significant value had been ascribed to the tenant relationships at the acquired properties in previous years by the Predecessor or by the Successor in 2010 (Note 3).

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

Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant decreases in occupancy percentage, debt maturities, management’s intent with respect to the assets and prevailing market conditions.

Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and construction in progress, are assessed by project and include, but are not limited to, significant changes in the Company’s plans with respect to the project, significant changes in projected completion dates, tenant demand, anticipated revenues or cash flows, development costs, market factors and sustainability of development projects.

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

We estimate fair value relating to impairment assessments based upon discounted cash flow and direct capitalization models that include all projected cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable. Such projected cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that we believed to be within a reasonable range of current market rates for each property analyzed.  Based upon these inputs, we determined that our valuations of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy.  For our properties for which the estimated fair value was based on negotiated sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy.

During the six months ended June 30, 2012, we recorded impairment charges of $20.3 million on two of our operating properties, as the sales prices of these properties were less than the carrying values.  These impairment

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

charges are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).  No provisions for impairment were necessary for the three months ended June 30, 2012 or the three or six months ended June 30, 2011.

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

We did not record any provisions for impairment related to our investments in Unconsolidated Real Estate Affiliates for the three and six months ended June 30, 2012 and 2011.

General

Impairment charges could be taken in the future if economic conditions change or if the plans regarding our assets change.  Therefore, we can provide no assurance that material impairment charges with respect to our assets, including operating properties, construction in progress and investments in Unconsolidated Real Estate Affiliates, will not occur in future periods.  Accordingly, we will continue to monitor circumstances and events in future periods to determine whether impairments are warranted.

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

The impairment section above includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs.  Fair value of financial instruments below includes a discussion of the fair value of debt, which is estimated using Level 2 and Level 3 inputs.   Note 8 includes a discussion of the warrant liability which is estimated on a recurring basis using Level 3 inputs.

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt	$14,403,203	$14,888,136	$14,795,370	$14,978,908
Variable-rate debt	1,876,117	1,767,704	2,347,644	2,326,533
	$16,279,320	$16,655,840	$17,143,014	$17,305,441

The fair value of our Junior Subordinated Notes approximates their carrying amount as of June 30, 2012 and December 31, 2011.  We estimated the fair value of all other debt using Level 2 and Level 3 inputs based on recent

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

NOTE 3         ACQUISITIONS AND INTANGIBLES

Acquisitions

During the six months ended June 30, 2012, we acquired four anchor boxes for an aggregate purchase price of $16.3 million.

On April 17, 2012, we acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for the purpose of redevelopment or remerchandising.  Total consideration paid was $270.0 million. The purchase price of $212.0 million for the leasehold interests was recorded in construction in progress, as the buy-out costs were necessary costs related to redevelopment projects at these properties, and the purchase price of $58.0 million for the fee interests was recorded in land and building in our Consolidated Balance Sheets as of June 30, 2012.

On April 5, 2012, we acquired the remaining 49% interest in The Oaks and Westroads, previously owned through a joint venture, for $191.1 million which included the assumption of the remaining 49% of debt of $92.8 million and $98.3 million of cash.  The properties were previously recorded under the equity method of accounting and are now consolidated.  The acquisition resulted in a remeasurement of the net assets acquired to fair value.  We recorded a gain from the change in control, since the fair value of the net assets acquired was greater than our investment in the joint venture.  This gain is reported in our Consolidated Statements of Operations and Comprehensive Income (Loss).  The table below summarizes the gain calculation:

Total net assets acquired	$200,271
Previous investment in The Oaks and Westroads	(83,415)
Cash paid to acquire our joint venture partner’s interest	(98,309)
Gain from change in control of investment properties	$18,547

The following table summarizes the allocation of the purchase price to the net assets acquired at the date of acquisition.  These allocations were based on the relative fair values of the assets acquired and liabilities assumed.

Investment in real estate	$420,256
Above-market lease intangibles	9,378
Below-market lease intangibles	(41,084)
Fair value of mortgages, notes and loans payable	(197,927)
Net working capital	9,648
Net assets acquired	$200,271

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount

As of June 30, 2012
Tenant leases:
In-place value	$1,043,393	$(361,766)	$681,627
Above-market	1,276,564	(346,467)	930,097
Below-market	(765,392)	204,398	(560,994)
Building leases:
Above-market	(15,268)	2,545	(12,723)
Ground leases:
Above-market	(9,839)	631	(9,208)
Below-market	202,259	(8,712)	193,547
Real estate tax stabilization agreement	111,506	(10,367)	101,139

As of December 31, 2011
Tenant leases:
In-place value	$1,252,484	$(391,605)	$860,879
Above-market	1,478,798	(315,044)	1,163,754
Below-market	(819,056)	184,254	(634,802)
Building leases:
Above-market	(15,268)	1,697	(13,571)
Ground leases:
Above-market	(9,839)	439	(9,400)
Below-market	204,432	(6,202)	198,230
Real estate tax stabilization agreement	111,506	(7,211)	104,295

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.  The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 12); the below-market tenant leases, above-market ground leases and above-market building lease are included in accounts payable and accrued expenses (Note 13) in our Consolidated Balance Sheets.

Amortization/accretion of these intangibles had the following effects on our loss from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization/accretion effect on continuing operations	$(86,755)	$(122,918)	$(192,587)	$(242,133)

Future amortization/accretion is estimated to decrease net income by approximately $172.2 million for the remainder of 2012, $285.3 million in 2013, $233.7 million in 2014, $191.3 million in 2015 and $151.0 million in 2016.

NOTE 4                            DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

On March 2, 2012, we sold our interest in Village of Cross Keys for $25.0 million.  We received $8.0 million in cash and entered into a secured note receivable with the buyer for $17.0 million.

On February 21, 2012, we sold Grand Traverse Mall to RPI.  Prior to the sale, the lender forgave $18.9 million of the secured indebtedness, which was partially offset by the write-off of debt market rate adjustments of $9.0 million.  The net gain on extinguishment of debt, of $9.9 million, is included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).  RPI assumed the remaining $62.0 million of debt on the property as consideration for the sale.

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

All of our 2012 and 2011 dispositions are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) and are summarized in the table below.  In the first quarter of 2012, we revised our intent with respect to four properties previously classified as held for sale.  As we no longer met the criteria for held for sale treatment, we reclassified these four properties as held for use in our Consolidated Balance Sheet and as continuing operations in our Consolidated Statements of Operations and Comprehensive Income (Loss  for all periods presented.  These properties have been measured at the lower of the carrying amount before the asset was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as held and used, and fair value at the date of decision not to sell.

The following table summarizes the operations of the properties included in discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Retail and other revenue	$1,436	$77,034	$22,317	$163,867
Retail and other operating expenses	(488)	59,090	6,860	123,528
Provisions for impairment*	—	—	10,393	51
Total expenses	(488)	59,090	17,253	123,579
Operating income	1,924	17,944	5,064	40,288
Interest expense, net	(71)	(21,911)	(4,618)	(46,985)
Net income (loss) from operations	1,853	(3,967)	446	(6,697)
Provision for income taxes	(7)	(171)	(23)	(342)
Allocation to noncontrolling interest	—	(41)	—	(53)
Loss on dispositions	(147)	(690)	(175)	(546)
Net income (loss) from discontinued operations	$1,699	$(4,869)	$248	$(7,638)

* Net of gain on debt extinguishment of $9.9 million during the six months ended June 30, 2012.

NOTE 5                            UNCONSOLIDATED REAL ESTATE AFFILIATES

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  We manage most of the properties owned by these joint ventures.  As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  Such Retained Debt totaled $92.3 million as of June 30, 2012 and $130.6 million as of December 31, 2011.  We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of June 30, 2012, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

Indebtedness secured by our Unconsolidated Properties was $6.14 billion as of June 30, 2012 and $5.80 billion as of December 31, 2011.  Our proportionate share of such debt was $2.88 billion as of June 30, 2012 and $2.78 billion as of December 31, 2011, including Retained Debt.  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates.

	June 30,	December 31,
	2012	2011
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$956,517	$953,603
Buildings and equipment	7,571,395	7,906,346
Less accumulated depreciation	(1,973,119)	(1,950,860)
Construction in progress	111,167	99,352
Net property and equipment	6,665,960	7,008,441
Investments in unconsolidated joint ventures	1,168,933	758,372
Net investment in real estate	7,834,893	7,766,813
Cash and cash equivalents	283,175	387,549
Accounts and notes receivable, net	152,447	162,822
Deferred expenses, net	331,730	250,865
Prepaid expenses and other assets	145,943	143,021
Total assets	$8,748,188	$8,711,070

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,140,261	$5,790,509
Accounts payable, accrued expenses and other liabilities	501,212	446,462
Owners’ equity	2,106,715	2,474,099
Total liabilities and owners’ equity	$8,748,188	$8,711,070

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,106,715	$2,474,099
Less joint venture partners’ equity	(1,221,512)	(1,417,682)
Capital or basis differences	1,898,337	1,996,556
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,783,540	$3,052,973

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$190,743	$173,717	$384,977	$353,908
Tenant recoveries	73,364	72,699	150,292	147,034
Overage rents	4,628	3,352	10,955	7,258
Management and other fees	7,284	5,129	12,142	8,775
Other	9,568	6,083	32,387	14,450
Total revenues	285,587	260,980	590,753	531,425

Expenses:
Real estate taxes	23,645	22,628	47,931	45,843
Property maintenance costs	8,715	8,901	18,814	20,077
Marketing	3,428	3,075	6,814	6,414
Other property operating costs	31,443	40,102	78,329	78,710
Provision for doubtful accounts	81	1,425	768	3,849
Property management and other costs(1)	12,035	11,207	24,725	22,545
General and administrative(2)	9,501	10,177	20,097	14,264
Depreciation and amortization	66,650	65,511	138,787	131,254
Total expenses	155,498	163,026	336,265	322,956
Operating income	130,089	97,954	254,488	208,469

Interest income	3,490	7,912	5,714	10,333
Interest expense	(87,385)	(92,583)	(168,818)	(174,911)
Provision for income taxes	(232)	(177)	(451)	(372)
Equity in income (loss) of unconsolidated joint ventures	11,120	3,042	17,914	18,235
Income from continuing operations	57,082	16,148	108,847	61,754
Discontinued operations	(14)	3,238	(941)	112,184
Allocation to noncontrolling interests	(839)	(574)	(732)	(2,976)
Net income attributable to the ventures	$56,229	$18,812	$107,174	$170,962

Equity In Income (Loss) of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$56,229	$18,812	$107,174	$170,962
Joint venture partners’ share of income	(33,860)	(10,050)	(64,954)	(91,144)
Amortization of capital or basis differences	(10,526)	(18,195)	(24,425)	(92,184)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	$11,843	$(9,433)	$17,795	$(12,366)

(1) Property management and other costs primarily consists of management, leasing and financing fees as described in Note 2.

(2) General and administrative primarily includes administrative expenses of our Brazil joint venture.

NOTE 6                            MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
	2012	2011
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$12,710,990	$13,091,080
Corporate and other unsecured term loans	1,692,213	1,704,290
Total fixed-rate debt	14,403,203	14,795,370

Variable-rate debt:
Collateralized mortgages, notes and loans payable	1,876,117	2,347,644
Total Mortgages, notes and loans payable	$16,279,320	$17,143,014

Variable-rate debt:
Junior Subordinated Notes	$206,200	$206,200

The weighted-average interest rate excluding the effects of deferred finance costs on our collateralized mortgages, notes and loans payable was 5.00% at June 30, 2012 and 5.13% at December 31, 2011.  The weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 6.21% at June 30, 2012 and 6.18% at December 31, 2011.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2012.

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2012, $21.68 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $2.39 billion of debt, are cross-collateralized with other properties.  Although a majority of the $14.59 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

recourse, $1.60 billion of such mortgages, notes and loans payable are recourse to the Company due to guarantees or other security provisions for the benefit of the note holder.  In addition, certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

On June 6, 2012, we closed on a new loan for The Grand Canal Shoppes and The Shoppes at The Palazzo in the amount of $625.0 million, which bears interest at 4.24% and matures in 2019.  The new loan replaces the existing loans at The Grand Canal Shoppes which was $368.1 million, bore interest at 4.78% and was scheduled to mature in 2014 and The Shoppes at The Palazzo, which was $239.0 million, bore interest at LIBOR plus 300 basis points and was scheduled to mature in 2017. The new loan eliminates $238.7 million of recourse to the Company and resulted in $18.7 million in excess proceeds.

On April 2, 2012, we closed the $1.40 billion secured financing of Ala Moana Center.  The loan matures in April 2022 and bears interest at 4.23% per annum. The new loan replaces the previous loan at Ala Moana, which was $1.29 billion, bore interest at 5.59% and was scheduled to mature in 2018. The transaction resulted in $110.0 million in excess proceeds.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below.

We have publicly-traded unsecured bonds of $1.65 billion outstanding as of June 30, 2012 and December 31, 2011.  Such bonds have maturity dates from September 2012 through November 2015 and interest rates ranging from 5.38% to 7.20%.  The bonds have covenants, including ratios of secured debt to gross assets and total debt to total gross assets. We are not aware of any instances of non-compliance with such covenants as of June 30, 2012. We expect to repay the $349.5 million of bonds that are due in September 2012 with available cash on hand.

In April 2012, we amended our revolving credit facility (the “Facility”) providing for revolving loans of up to $1.00 billion.  The Facility is scheduled to mature in April 2016 and is guaranteed by certain of our subsidiaries and secured by (i) first lien mortgages on certain properties, (ii) first-lien pledges of equity interests in certain of our subsidiaries and (iii) various additional collateral.  No amounts have been drawn on the Facility.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 2.25%.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required to maintain a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of June 30, 2012.

We also have a note payable in the amount of $22.3 million, which bears interest at 4.41% per annum and matures in 2015.

The corporate and other unsecured loans exclude market rate adjustments of $19.9 million.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006.  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2041.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  As a result, we have

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

recorded the Junior Subordinated Notes as mortgages, notes and loans payable and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $19.6 million as of June 30, 2012 and $19.1 million as of December 31, 2011. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

NOTE 8                            WARRANT LIABILITY

Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued 120,000,000 warrants (the “Warrants”) to purchase common stock of GGP.  Each GGP Warrant has a term of seven years and expires on November 9, 2017 and no warrants have been exercised to date.  The Brookfield Investor Warrants and the Blackstone (A and B) Investor Warrants are immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants will be exercisable (for the initial 6.5 years from the issuance) only upon 90 days prior notice.  Below is a summary of the Warrants received by the Plan Sponsors and Blackstone.

Warrant Holder	Number of Warrants	Exercise Price
Brookfield Investor	57,500,000	$10.75
Blackstone - B	2,500,000	10.75
Fairholme	41,070,000	10.50
Pershing Square	16,430,000	10.50
Blackstone - A	2,500,000	10.50
	120,000,000

The Warrants were fully vested upon issuance and the exercise prices are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events. In accordance with the agreement, these calculations adjust both the exercise price and the number of shares issuable for the 120,000,000 Warrants.  As a result of these investment provisions, as of the record date of our common stock dividends, the number of shares issuable upon exercise of the outstanding Warrants was increased as follows:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

		Exercise Price
Record Date	Issuable Shares	Brookfield Investor and Blackstone - B	Fairholme, Pershing Square and Blackstone - A
April 15, 2011	123,960,000	$10.41	$10.16
July 15, 2011	124,704,000	10.34	10.10
December 30, 2011	131,748,000	9.79	9.56
April 16, 2012	132,372,000	9.75	9.52

In addition to the adjustment for the common stock dividends, as a result of the RPI Spin-off, the exercise price of the Warrants was adjusted by $0.3943 for the Brookfield Investor and Blackstone-B Warrants and by $0.3852 for the Fairholme, Pershing Square and Blackstone-A Warrants, on the record date of December 30, 2011. As a result, the total number of issuable shares was 131,748,000.

The estimated fair value of the Warrants was $1.28 billion as of June 30, 2012 and $986.0 million as of December 31, 2011 and is recorded as a liability as the holders of the Warrants could require GGP to settle such warrants in cash in the circumstance of a subsequent change of control.  Changes in the fair value of the Warrants are recognized in earnings.  The fair value of the Warrants was estimated using the Black Scholes option pricing model using our stock price, the Warrant term, and Level 3 inputs (Note 2).  An increase in the expected volatility of the Warrants would increase the fair value; whereas, an increase in the lack of marketability would decrease the fair value.  The discount for lack of marketability represents the costs associated with selling the warrants to another party.  The following table summarizes the estimated fair value of the Warrants and significant observable and unobservable inputs used in the valuation as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Warrant liability	$1,275,662	$985,962

Observable Inputs
GGP stock price per share	$18.09	$15.02
Warrant term	5.36	5.86

Unobservable Inputs
Expected volatility	34%	37%
Range of values considered	(20% - 65%)	(20% - 65%)

Discount for lack of marketability	3%	3%
Range of values considered	(3% - 7%)	(3% - 7%)

The following table summarizes the change in fair value of the Warrant liability which is measured on a recurring basis using Level 3 inputs:

	2012	2011
Balance as of January 1,	$985,962	$1,041,004
Warrant liability adjustment	289,700	18,321
Balance as of June 30,	$1,275,662	$1,059,325

NOTE 9                            EQUITY AND  REDEEMABLE NONCONTROLLING INTERESTS

Noncontrolling Interests

The minority interests related to our common and preferred Operating Partnership units are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets, presented at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their fair value as of each measurement date.  The common redeemable

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

noncontrolling interests have been presented at fair value for all periods presented.  One tranche of preferred redeemable noncontrolling interests has been presented at fair value, while the other tranches of preferred redeemable noncontrolling interests have been presented at carrying value plus allocated loss and other comprehensive income (loss)  as of June 30, 2012.  All preferred redeemable noncontrolling interest have been presented at carrying value plus allocated loss and other comprehensive income (loss) as of December 31, 2011.  The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net loss attributable to common stockholders.

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  As a result, the common stock dividends paid in 2011 modified the conversion rate to 1.0397624.  The aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of June 30, 2012 if such holders had requested redemption of the Common Units as of June 30, 2012, and all such Common Units were redeemed or purchased pursuant to the rights associated with such Common Units for cash, would have been $123.1 million.

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

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of June 30, 2012	Converted Basis to Common Units Outstanding as of June 30, 2012	Conversion Price	Redemption Value
Series B (1)	3.000	1,279,715	3,991,799	$16.6667	$72,211,647
Series D	1.508	532,750	803,498	33.1519	26,637,477
Series E	1.298	502,658	652,633	38.5100	25,132,889
Series C	1.000	20,000	20,000	250.0000	5,000,000
					$128,982,013

(1)  The conversion price of Series B preferred units is lower than the GGP June 29, 2012 closing common stock price of $18.09.  Therefore, a conversion price of $18.09 is used to calculate the Series B redemption value.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table reflects the activity of the redeemable noncontrolling interests for the six months ended June 30, 2012 and 2011.

Balance at January 1, 2011	$232,364
Net loss	(1,424)
Distributions	(1,378)
Cash redemption of operating partnership units	(4,202)
Other comprehensive income	310
Adjustment for noncontrolling interests in Operating Partnership	10,085
Balance at June 30, 2011	$235,755

Balance at January 1, 2012	$223,795
Net loss	(2,150)
Distributions	(1,372)
Dividend for RPI Spin-off	3,137
Other comprehensive income	(238)
Adjustment for noncontrolling interests in Operating Partnership	28,955
Balance at June 30, 2012	$252,127

Common Stock Dividend and Purchase of Common Stock

On May 1, 2012, our Board of Directors declared a second quarter common stock dividend of $0.10 per share payable on July 30, 2012 to stockholders of record on July 16, 2012.

On February 27, 2012 we declared a quarterly stock dividend of $0.10 per share, which was paid on April 30, 2012, to stockholders of record on April 16, 2012.

On December 20, 2011, the Board of Directors approved the distribution of RPI in the form of a special dividend for which GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock for each share of GGP common stock held as of December 30, 2011.  RPI’s net equity was recorded as of December 31, 2011 as a dividend payable as substantive conditions for the spin-off were met as of December 31, 2011 and it was probable that the spin-off would occur.  On January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011.  As of December 31, 2011, we had recorded a distribution payable of $526.3 million and a related decrease in retained earnings (accumulated deficit), of which $426.7 million relates to the special dividend, on our Consolidated Balance Sheet.  This special dividend satisfied part of our 2011 and 2012 REIT distribution requirements.  We adjusted the distribution in retained earnings (accumulated deficit) by $26.0 million to reflect the net change in RPI’s net assets as of the date of the spin-off as compared to the balance recorded at December 31, 2011.

We implemented our Dividend Reinvestment Plan (“DRIP”) in March 2011.  The DRIP provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested.  As a result of the DRIP elections, 2,582,327 shares were issued during the six months ended June 30, 2012.  No shares were issued during the six months ended June 30, 2011.

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

All options were anti-dilutive for all periods presented because of net losses, and, as such, their effect has been excluded from the calculation of diluted net loss per share.  In addition, potentially dilutive shares related to the warrants of 58,011,828 for the three months ended June 30, 2012, 44,840,755 for the three months ended June 30, 2011, 55,299,285 for the six months ended June 30, 2012 and 42,320,122 for the six months ended June 30, 2011 have been excluded from the denominator in the computation of diluted EPS as they were anti-dilutive.  Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Numerators - Basic and Diluted:
Loss from continuing operations	$(108,045)	$(197,244)	$(300,839)	$(187,541)
Allocation to noncontrolling interests	(1,627)	(901)	(4,903)	(2,234)
Loss from continuing operations - net of noncontrolling interests	(109,672)	(198,145)	(305,742)	(189,775)

Discontinued operations	1,699	(4,869)	248	(7,638)
Allocation to noncontrolling interests	37	(34)	(54)	29
Discontinued operations - net of noncontrolling interests	1,736	(4,903)	194	(7,609)

Net loss	(106,346)	(202,113)	(300,591)	(195,179)
Allocation to noncontrolling interests	(1,590)	(935)	(4,957)	(2,205)
Net loss attributable to common stockholders	$(107,936)	$(203,048)	$(305,548)	$(197,384)

Denominators:
Weighted average number of common shares outstanding - basic and diluted	937,789	946,769	937,531	952,072

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$2,117	$1,503	$4,781	$3,459
Restricted stock	2,298	2,797	4,863	6,227
Total	$4,415	$4,300	$9,644	$9,686

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes stock option activity for the six months ended June 30, 2012 and 2011:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options Outstanding at January 1,	11,503,869	$15.65	5,427,011	$20.21
Granted	—	—	2,020,363	15.27
Exercised	(1,200)	14.17	(51,988)	11.05
Forfeited	(240,128)	14.67	(404,192)	14.73
Expired	(499,088)	46.39	(927,078)	39.31
Stock options Outstanding at June 30,	10,763,453	$13.65	6,064,116	$15.95

There was no significant restricted stock activity for the three and six months ended June 30, 2012 and 2011.

NOTE 12      PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30,	December 31,
	2012	2011
Above-market tenant leases, net (Note 3)	$930,097	$1,163,754
Below-market ground leases, net (Note 3)	193,547	198,230
Security and escrow deposits	192,110	247,718
Real estate tax stabilization agreement, net (Note 3)	101,139	104,295
Prepaid expenses	47,557	51,928
Other non-tenant receivables	10,447	21,198
Prepaid finance costs	5,473	1,477
Deferred tax, net of valuation allowances	4,421	4,578
Other	16,599	12,357
Total prepaid expenses and other assets	$1,501,390	$1,805,535

NOTE 13      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30,	December 31,
	2012	2011
Below-market tenant leases, net (Note 3)	$560,994	$634,802
Accrued interest	191,801	196,536
Accounts payable and accrued expenses	140,689	164,139
Deferred gains/income	89,922	65,174
Accrued real estate taxes	72,898	77,722
Construction payable	55,942	69,291
Accrued payroll and other employee liabilities	55,319	77,231
Tenant and other deposits	23,045	19,336
Insurance reserve liability	15,979	17,796
Conditional asset retirement obligation liability	12,802	16,596
Above-market headquarter office leases, net (Note 3)	12,723	13,571
Capital lease obligations	12,662	12,774
Uncertain tax position liability	6,949	6,847
Other	32,360	73,923
Total accounts payable and accrued expenses	$1,284,085	$1,445,738

NOTE 14      LITIGATION

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

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

Pursuant to the Plan, the Company agreed to pay to the holders of claims (the “2006 Lenders”) under a revolving and term loan facility (the “2006 Credit Facility”) the principal amount of their claims outstanding of approximately $2.58 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate.  In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders, and in August 2011, the Company appealed the order. As a result of the ruling, the Company has accrued $93.8 million as of June 30, 2012 and $91.5 million as of December 31, 2011. We will continue to evaluate the appropriateness of our accrual during the appeal process.

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability.  We have accrued $303.8 million as of June 30, 2012 and December 31, 2011 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.  The aggregate liability of $325.4 million represents management’s best estimate of our liability as of June 30, 2012, which will be periodically evaluated in the aggregate.  We do not expect to make any significant payments on the tax indemnification liability within the next 12 months.

NOTE 15      COMMITMENTS AND CONTINGENCIES

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Contractual rent expense, including participation rent	$3,922	$3,744	$7,461	$7,119
Contractual rent expense, including participation rent and excluding amortization of above- and below-market ground leases and straight-line rent	2,468	2,221	4,553	4,175

See Note 7 and Note 14 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 16      SUBSEQUENT EVENTS

On July 2, 2012, we sold our interest in Foothills Mall for $39.7 million, which resulted in a nominal gain on sale.  In addition, we reduced our debt by $36.9 million as we paid down the debt with proceeds from the sale.

On August 1, 2012, our Board of Directors declared a third quarter common stock dividend of $0.11 per share payable on October 29, 2012 to stockholders of record on October 15, 2012.

On August 3, 2012, we closed on the $763.5 million secured financings of five consolidated properties. The loans mature between January 2019 and September 2024 and bear interest at a weighted-average rate of 5.80% per annum and replace loans in the same amount with an average interest rate of 7.5%. The financings also resulted in unencumbering two properties.

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Annual Report”), and as recast in the Form 8-K filed on June 27, 2012.  These factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations.

Overview — Introduction

Our primary business is to own, manage, lease and develop regional malls.  The substantial majority of our properties are located in the United States; however, we also own interests in regional malls and property management activities (through unconsolidated joint ventures) in Brazil.  As of June 30, 2012, we are the owner, either entirely or with joint venture partners, of 151 regional malls comprising approximately 142 million square feet of gross leasable area.  We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes.  Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

Overview

In 2011, we embarked on a strategy to execute transactions to achieve our long-term goals of enhancing the quality of our portfolio and maximizing total returns for our shareholders.  We continued this strategy to improve the overall quality of our portfolio during 2012, as we successfully completed transactions promoting our long-term strategy as summarized below:

•                  on January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011.  GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock for each share of GGP common stock held as of December 30, 2011.  Subsequent to the spin-off, we retained an approximately 1% interest in RPI.  These properties are presented within discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) .  The transaction decreased our outstanding mortgage loans by $1.12 billion;

•                  we sold our interests in approximately 1.3 million square feet of gross leasable area of non-core assets including an anchor box, two regional malls, and one strip center for $92.0 million which reduced our property level debt by $62.0 million;

•                  acquired 747 thousand square feet of gross leasable area for $26.7 million, which allows us to recapture real estate in our portfolio and provides us with redevelopment opportunities; and

•                  we acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for $270.0 million.  This portfolio represents a significant opportunity to recapture valuable real estate within our portfolio and allows us to execute expansion and redevelopment opportunities, including re-tenanting the anchor space and adding new in-line GLA.

•                  we acquired the remaining 49% interest in The Oaks and Westroads, previously owned through a joint venture, for $191.1 million which included the assumption of $93.7 million in additional debt.  The properties were previously recorded under the equity method of accounting and are now consolidated.  The acquisition resulted in a remeasurement of the net assets acquired to fair value.  We recorded a gain of $18.5 million.

As a result of our efforts, our portfolio now has sales of $533 per square foot.  We will continue to evaluate other opportunities to improve our portfolio.

Our total portfolio Core NOI (as defined below) increased 6.0% from $491.8 million for the three months ended June 30, 2011 to $521.3 million for the three months ended June 30, 2012, and increased 4.6% from $998.2 million for the six months ended June 30, 2011 to $1.04 billion for the six months ended June 30, 2012.  These increases were primarily due to increased minimum rents and comparatively flat operating expenses during both the three and six months ended June 30, 2012. Our Core FFO (as defined below) increased 24.1% from $184.0 million for the three months ended June 30, 2011 to $228.3 million for the three months ended June 30, 2012, and increased 14.8% from $392.1 million for the six months ended June 30, 2011 to $450.3 million for the six months ended June 30, 2012.  These increases were primarily due to increases in Core NOI and management fees and other corporate revenues during both the three and six months ended June 30, 2012.

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

•                  execute on planned redevelopment projects within our portfolio;

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

Operating Metrics

U.S. Regional Mall Metrics

The following table summarizes selected operating metrics for our portfolio of regional malls:

	Rents per square foot (1)	Percentage Leased (2)	Tenant Sales (3)
June 30, 2012
Consolidated Properties	$66.37	94.10%	$510
Unconsolidated Properties	$72.93	94.70%	$594
Total Domestic Portfolio	$68.16	94.30%	$533

June 30, 2011
Consolidated Properties	$65.15	93.00%	$475
Unconsolidated Properties	$71.70	94.00%	$526
Total Domestic Portfolio	$66.91	93.20%	$489

% Change
Consolidated Properties	1.87%	110 bps	7.37%
Unconsolidated Properties	1.72%	70 bps	12.93%
Total Domestic Portfolio	1.87%	110 bps	9.00%

(1) Weighted average rent of mall stores as of June 30, 2012 and 2011.  Rent is presented on a cash basis and consists of minimum rent, common area costs and real estate taxes for tenants less than 10,000 square feet.

(2) Represents contractual obligations for space in regional malls or predominantly retail centers and excludes traditional anchor stores.

(3) Comparative rolling twelve month tenant sales for mall stores less than 10,000 square feet.

Lease Spread Metrics

The following table summarizes signed leases that are scheduled to commence in 2012 compared to expiring leases for the prior tenant in the same suite.

	Number of Leases	Square Feet	Term	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Average Rent Spread
New Leases(3)	575	1,693,552	8.4	$61.28	$50.66	$10.62
Renewal Leases	787	2,364,529	5.4	$60.27	$58.96	$1.31
New/Renewal Leases	1,362	4,058,081	6.7	$60.69	$55.38	$5.31

(1) Represents initial rent or average rent over the term consisting of base minimum rent, common area costs and real estate taxes.

(2) Represents expiring rent at end of lease consisting of base minimum rent, common area costs and real estate taxes.

(3) Represents new leases where downtime between the new and old tenant in the suite was less than nine months.

We have incurred capital expenditures of $46.0 million for the six months ended June 30, 2012 and $23.3 million for the six months ended June 30, 2011 relating to our operating properties.  In addition, we incurred tenant allowances of $60.9 million for the six months ended June 30, 2012 and $48.2 million for the six months ended June 30, 2011 related to tenant leases which were being built out at our properties during the respective periods.

Results of Operations

Three months ended June 30, 2012 and 2011

We review our results of operations based on NOI for the three months ended June 30, 2012 and 2011.  The components of NOI are discussed below. Increases and decreases discussed below reflect various components of NOI for the three months ended June 30, 2012 with respect to the three months ended June 30, 2011.

The following table summarizes minimum rents for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change

Components of Minimum rents:
Base minimum rents	$401,418	$392,587	$8,831	2.2%
Lease termination income	2,681	1,993	688	34.5
Straight-line rent	15,857	21,613	(5,756)	(26.6)
Above- and below-market tenant leases, net	(24,307)	(25,791)	1,484	(5.8)
Total Minimum rents	$395,649	$390,402	$5,247	1.3%

Base minimum rents increased by $8.8 million primarily due to increased occupancy and positive lease spreads as well as presented in the operating metrics section above.

Overage rents increased $2.2 million primarily due to increased tenant sales.

Management fees and other corporate revenues primarily represent the revenues earned from the management of our joint venture properties.  Management fees and other corporate revenues increased $7.4 million primarily due to an increase in development and financing fees. In addition, there was an increase in management and leasing fees resulting from the management of a new joint venture formed in the fourth quarter of 2011.

Other revenue primarily includes parking, vending and promotions, which are revenues generated by the properties.

Other property operating costs increased $2.7 million primarily due to a one-time refund of operating costs at one property in the prior year which was partially offset by lower payroll costs in the current year.

The provision for doubtful accounts decreased $2.0 million primarily as the result of a bankruptcy recovery from a tenant received during the second quarter of 2012.

Property management and other costs represents regional and home office costs and include items such as corporate payroll, rent for office space, supplies and professional fees, which represent corporate overhead costs not generated at the properties.  Property management and other costs decreased $5.5 million primarily due to reduced payroll and increased capitalized overhead, which were partially offset by increased national marketing costs.

General and administrative costs represent the costs to run the public company and include executive costs, audit fees, professional fees and administrative fees related to the public company, and in 2011, also include bankruptcy costs or reimbursements incurred post-emergence.  General and administrative expenses increased $8.6 million primarily due to the reversal of a previously accrued bankruptcy cost of $5.7 million and gains on bankruptcy settlements during the three months ended June 30, 2011.

Depreciation and amortization decreased $35.8 million primarily due to fully depreciated and written off tenant-specific in-place lease intangibles as tenants vacated prior to the end of their lease term during the period from June 2011 to June 2012.

Interest expense decreased $47.7 million primarily due to default interest incurred on the Homart Note and the 2006 Credit Facility totaling $57.8 million (Note 14) during the three months ended June 30, 2011.  Additionally, we incurred less interest expense related to our mortgage debt due to refinancing activity since June 2011, as outlined in the Liquidity and Capital Resources section below. These decreases were partially offset by write-offs of debt market rate adjustments that increased interest expense $19.3 million.

The Warrant liability adjustment represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability (Note 8).  We incurred expense of $146.6 million for the three months ended June 30, 2012 as the result of an increase in our stock price which was partially offset by a decrease in implied volatility. We incurred expense of $94.8 million for the three months ended June 30, 2011 as the result of an increase in our stock price which was partially offset by a decrease in implied volatility.

The equity in income (loss) of Unconsolidated Real Estate Affiliates increased $21.3 million primarily due to growth in property operations and gains from the purchase of additional interest in and sale of investment properties of $8.7 million at our Brazil joint venture, a decrease in interest expense of $2.5 million as a result of refinancing activity at one of our joint ventures, and a decrease in amortization expense of $6.1 million as a result of less tenant-specific intangibles across all of our Unconsolidated Real Estate Affiliates. The remaining increase is due to improved operations at all of our joint ventures.

Six Months Ended June 30, 2012 and 2011

We review our results of operations based on NOI for the six months ended June 30, 2012 and 2011.  The components of NOI are discussed below.  Increases and decreases discussed below reflect various components of NOI for the six months ended June 30, 2012 with respect to the six months ended June 30, 2011.

The following table summarizes minimum rents for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change

Components of Minimum rents:
Base minimum rents	$794,264	$781,405	$12,859	1.6%
Lease termination income	6,833	5,429	1,404	25.9
Straight-line rent	32,173	47,160	(14,987)	(31.8)
Above- and below-market tenant leases, net	(49,631)	(46,817)	(2,814)	6.0
Total Minimum rents	$783,639	$787,177	$(3,538)	(0.4)%

Base minimum rents increased by $12.9 million primarily due to increased occupancy and positive lease spreads as well as presented in the operating metrics section above.

Overage rents increased $5.0 million primarily due to increased tenant sales.

Management fees and other corporate revenues primarily represent the revenues earned from the management of our joint venture properties.  Management fees and other corporate revenues increased $8.2 million primarily due to an increase in development and financing fees.  In addition, there was an increase in management and leasing fees resulting from the management of a new joint venture formed in the fourth quarter of 2011.

Other revenue primarily includes parking, vending and promotions, which are revenues generated by the properties.

Property maintenance costs decreased $6.2 million due to a decrease in labor costs and snow removal as a result of a mild winter, which were partially offset by higher costs for contract services.

The provision for doubtful accounts decreased $0.5 million primarily as the result of a bankruptcy recovery from a tenant received during the second quarter of 2012.

Property management and other costs represents regional and home office costs and include items such as corporate payroll, rent for office space, supplies and professional fees, which represent corporate overhead costs not generated at the properties.  Property management and other costs decreased $11.2 million primarily due to reduced payroll and severance costs and increased capitalized overhead, which were partially offset by increased professional services and national marketing costs.

General and administrative costs represent the costs to run the public company and include executive costs, audit fees, professional fees and administrative fees related to the public company, and in 2011, also include bankruptcy costs or reimbursements incurred post-emergence.  General and administrative expenses increased $18.4 million primarily due to the reversal during the six months ended June 30, 2011 of a previously accrued bankruptcy cost of $18.0 million and gains on bankruptcy settlements.

Depreciation and amortization decreased $46.0 million primarily due to fully depreciated and written off tenant-specific in-place lease intangibles as tenants vacated prior to the end of their lease term during the period from June 2011 to June 2012.

Interest expense decreased $51.5 million primarily due to default interest incurred on the Homart Note and the 2006 Credit Facility totaling $57.8 million (Note 14) during the six months ended June 30, 2011.  Additionally, we incurred less interest expense related to our mortgage debt due to refinancing activity since June 2011, as outlined in the Liquidity and Capital Resources section below.  These decreases were partially offset by write-offs of debt market rate adjustments that increased interest expense $20.3 million.

The Warrant liability adjustment represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability (Note 8).  We incurred expense of $289.7 million for the six months ended June 30, 2012 as the result of an increase in our stock price which was partially offset by a decrease in implied volatility. We incurred expense of $18.3 million during the six months ended June 30, 2011, as the result of an increase in our stock price which was partially offset by a decrease in implied volatility.

The equity in income (loss) of Unconsolidated Real Estate Affiliates increased $30.2 million primarily due to growth in property operations and gains from the purchase of additional interest in and sale of investment properties of $9.1 million at our Brazil joint venture, a decrease in interest expense of $3.5 million as a result of refinancing activity at one of our joint ventures, and a decrease in amortization expense of $10.8 million as a result of less tenant-specific intangibles across all of our Unconsolidated Real Estate Affiliates. The remaining increase is due to improved operations at all of our joint ventures.

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, debt service, including principal and interest, reinvestment in properties, redevelopment of properties, tenant allowances and dividends.  Our primary sources of cash include operating cash flows, including our share of cash flows produced by our Unconsolidated Real Estate Affiliates, incremental cash from refinancings and borrowings under our revolving credit facility.

Our capital plan is to refinance our existing debt, lower our borrowing costs, manage our future maturities and provide the necessary capital to fund growth.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $497.2 million of unrestricted cash and $1.00 billion of available credit under our credit facility as of June 30, 2012, as well as anticipated cash provided by operations. The credit facility has an uncommitted accordion feature for a total facility of up to $1.25 billion and a term of four years.  The facility bears interest at LIBOR plus 225 basis points and is determined by the Company’s leverage level.

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

•                  through June 30, 2012, we refinanced $2.66 billion of mortgage notes at an average interest rate of 4.20% and average term of 9.0 years.  The average interest rate of the original loans was 5.24% and the remaining term-to-maturity was 3.9 years.  These refinancings included the financings of Ala Moana, a $1.4 billion secured interest-only mortgage note, and The Grand Canal Shoppes/The Shoppes at The Palazzo, a $625 million secured financing; and

•                  we sold our interests in one anchor box, two regional malls, and one strip center for an aggregate $92.0 million with net proceeds of $30.0 million.

•                  on August 3, 2012, we closed on the $763.5 million secured financings of five consolidated properties. The loans mature between January 2019 and September 2024 and bear interest at a weighted-average rate of 5.80% per annum and replace loans in the same amount with an average interest rate of 7.5%. The financings also resulted in unencumbering two properties.

As of June 30, 2012, we have $6.80 billion of debt pre-payable at par.  We may pursue opportunities to refinance this debt at better terms.  Our long term goal is to improve our overall debt to earnings before interest, taxes and depreciation and amortization, or EBIDTA, and leverage ratios by improving operations, amortization of debt and refinancing debt at improved terms.

As a result of our efforts and objectives noted above, the total debt maturing in the next 5 years has decreased to 37% from 74%.

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

As of June 30, 2012, our proportionate share of total debt aggregated $19.28 billion. Our total debt consists of our share of consolidated debt of $16.40 billion, of which $14.50 billion is secured and $1.90 billion is corporate unsecured, and $2.88 billion of our share of the secured debt of our Unconsolidated Real Estate Affiliates.  Of the total consolidated debt, $1.60 billion is recourse to the Company as guarantees on secured financings.

Our corporate unsecured debt is comprised of $1.65 billion of bonds with maturity dates from 2012 through November 2015, $206.2 million of Junior Subordinated Notes which are due in 2041 and a $22.3 million note payable to HHC which is due in 2015.  We expect to repay the $349.5 million of the bonds that mature in September 2012 with cash on hand.

The following table illustrates the scheduled loan maturities of our proportionate share of total debt as of June 30, 2012.  The $206.2 million of Junior Subordinated Notes are callable at any time prior to maturity, and while we do not expect them to be redeemed, they are included in the consolidated debt maturing in 2012.  Of the $1.50 billion total debt maturing in the second half of 2012, $945.1 million is secured and $555.7 is unsecured. Of the $6.20 billion of consolidated debt that matures in the subsequent period, $1.99 billion matures in 2017 and $189.4 million matures in 2018.

	Consolidated(1)	Unconsolidated(2)
2012	$1,146,922	$353,918
2013	978,415	146,426
2014	1,755,521	138,168
2015	1,713,815	213,735
2016	2,606,385	—
Subsequent	6,201,808	1,606,530
	14,402,866	2,458,777

(1)          Primarily excludes market rate adjustments of $9.7 million and 70 Columbia Corporate Center debt of $19.2 million.

(2)          Primarily excludes Brazil debt of $221.9 million (which is scheduled to mature in 2012-2023).

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

Redevelopment, Acquisitions and Dispositions

We are currently redeveloping several consolidated and unconsolidated properties, including Fashion Show, Glendale Galleria, North Point and Northridge Fashion Center with our joint venture partners in these projects.  These projects are expected to be completed in 2012 and 2013 and we expect to incur costs of approximately $131.0 million at our proportionate share and plan to fund these costs with available cash flow from us and our joint venture partners.  We continue to evaluate a number of other redevelopment prospects to further enhance the quality of our assets.  As part of our overall strategy we may:

•              opportunistically acquire whole or partial interests in high-quality regional malls and anchor pads that improve the overall quality of our portfolio; and

•              execute redevelopment projects within our portfolio identified as providing compelling risk-adjusted returns on investment.

On April 5, 2012, we acquired the remaining 49% interest in two properties, previously owned through a joint venture, for $191.1 million which included the assumption of $93.7 million in additional debt.  The properties and related debt were consolidated as of the acquisition date.

On April 17, 2012 we acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for $270.0 million.  This portfolio represents significant redevelopment and remerchandising opportunities, including re-tenanting the anchor space and adding new in-line GLA.

During 2012, we sold our interests in one anchor box, two regional malls, and one strip center for an aggregate $92.0 million with net proceeds of $30.0 million. These transactions reduced our debt balance by $62.0 million.

Dividend

On August 1, 2012, the Board of Directors declared a third quarter common stock dividend of $0.11 per share payable on October 29, 2012 to stockholders of record on October 15, 2012.

On May 1, 2012, the Board of Directors declared a second quarter common stock dividend of $0.10 per share payable on July 30, 2012 to stockholders of record on July 16, 2012.

On December 20, 2011, the Board of Directors approved the distribution of RPI in the form of a special dividend for which GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock for each share of GGP Common Stock held as of December 30, 2011.  RPI’s net equity was recorded as of December 31, 2011 as a dividend payable as substantive conditions for the spin-off were met as of December 31, 2011 and it was probable that the spin-off would occur.  On January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011.  As of December 31, 2011, we had recorded a distribution payable of $526.3 million and a related decrease in retained earnings (accumulated deficit), of which $426.7 million relates to the special dividend, on our Consolidated Balance Sheet.  This special dividend satisfied part of our 2011 and the 2012 REIT distribution requirements.  We adjusted the distribution in retained earnings (accumulated deficit) by $26.0 million to reflect the net change in RPI’s net assets as of the date of the spin-off.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $381.5 million for the six months ended June 30, 2012 and $185.9 million for the six months ended June 30, 2011.  Significant components of net cash provided by operating activities include:

•                  the 2012 decrease in accounts payable and accrued expenses of $(75.1) million primarily attributable to the payment of accrued incentive compensation and other payroll-related liabilities of $21.9 million;

•                  the 2012 decrease in restricted cash of $35.3 million primarily attributable to the spin-off of RPI $14.5 million; and

•                  in 2011, the decrease in accounts payable and accrued expenses of $(162.3) million primarily attributable to the approximately $115 million payment of the key employee incentive plan, which provided for payment to certain key employees upon successful emergence from bankruptcy, during the first quarter of 2011.

Cash Flows from Investing Activities

Net cash used in investing activities was $(333.5) million for the six months ended June 30, 2012 and $258.0 million for the six months ended June 30, 2011.  Significant components of net cash used in investing activities include:

•                  The 2012 acquisition of interests in 11 Sears anchor pads, $(270.0) million, (Note 3);

•                  The acquisition of the remaining 49% of The Oaks and Westroads, which were previously owned through a joint venture, $(98.3) million (Note 3);

•                  2012 distributions received from Unconsolidated Real Estate Affiliates in excess of income primarily related to distributions received from three of our joint ventures $186.5 million; and

•                  in 2011, proceeds primarily from the sale of nine investment properties and a property and cash exchange with a third party, $350.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $(123.6) million for the six months ended June 30, 2012 and $(879.7) million for the six months ended June 30, 2011.  Significant components of net cash used in financing activities include:

•                  in 2012, refinanced eight mortgage notes and obtained one new mortgage note resulting in net proceeds of $2.56 billion, which were offset by $2.52 billion of principal payments;

•                  in 2012, the cash distribution paid to common stockholders of $(187.3) million cash, which were offset by the cash distributions reinvested in common stock via the DRIP of $38.7 million;

•                  in 2011, the purchase and cancellation of common stock of $(487.8) million;

•                  in 2011 principal payments and refinancing of our mortgages, notes and loans payable $(295.7) million, net;

•                  in 2011, the cash distributions paid to common stockholders of $(131.3) million, which were offset by cash distributions reinvested in common stock via the DRIP of $45.7 million.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI and FFO as they are financial measures widely used in the REIT industry.  In order to provide a better understanding of the relationship between our non-GAAP Supplemental Financial measures of NOI, Core NOI, FFO and Core FFO, reconciliations have been provided as follows: a reconciliation of Core NOI and NOI to GAAP operating income (loss) GAAP net income (loss) and a reconciliation of Core FFO and FFO to GAAP net income (loss) attributable to common stockholders has been provided.  None of our non-GAAP Supplemental Financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to common stockholders and none are necessarily indicative of cash available to fund cash needs.  In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company’s ownership share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments for the Company as a whole.

The following tables reconcile Core NOI to operating income (dollars in thousands) for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011
Core NOI	$521,278	$491,795
Core adjustments:
Straight-line rent	24,199	26,376
Above- and below-market leases amortization, net	(29,610)	(30,590)
Real estate tax stabilization agreement	(1,578)	(1,578)
Amortization of below-market ground leases	(1,612)	(1,681)
Total core adjustments	$(8,601)	$(7,473)
NOI	512,677	484,322
Less: Core NOI of Unconsolidated Properties	(98,801)	(83,692)
Management fees and other corporate revenues	21,652	14,235
Property management and other costs	(39,179)	(44,638)
General and administrative	(10,865)	(2,219)
Depreciation and amortization	(191,563)	(227,340)
Noncontrolling interest in NOI of Consolidated Properties and other	3,878	3,100
Operating income	$197,799	$143,768

	For the six months ended June 30,
	2012	2011
Core NOI	$1,044,628	$998,230
Core adjustments:
Straight-line rent	42,011	58,367
Above- and below-market leases amortization, net	(57,616)	(57,155)
Real estate tax stabilization agreement	(3,156)	(3,156)
Amortization of below-market ground leases	(3,224)	(3,266)
Total core adjustments	$(21,985)	$(5,210)
NOI	1,022,643	993,020
Less: Core NOI of Unconsolidated Properties	(196,864)	(176,465)
Management fees and other corporate revenues	37,823	29,587
Property management and other costs	(81,171)	(92,338)
General and administrative	(21,119)	(2,720)
Depreciation and amortization	(409,128)	(455,140)
Noncontrolling interest in NOI of Consolidated Properties	6,536	5,995
Operating income	$358,720	$301,939

The following tables reconcile Core FFO and FFO to net loss attributable to common stockholders (dollars in thousands) for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011
Core FFO	$228,318	$183,992
Core adjustments:
Core NOI adjustments	(8,601)	(7,473)
Management fees and other corporate revenues	—	195
Property management and other costs	424	(3,419)
General and administrative	—	9,952
Interest expense	28,607	(15,367)
Warrant liability adjustment	(146,588)	(94,769)
Provision for income taxes	(1,820)	(973)
FFO from discontinued operations	1,833	20,617
Total core adjustments	$(126,145)	$(91,237)
Pro rata FFO	102,173	92,755
Depreciation and amortization of capitalized real estate costs	(234,673)	(273,497)
Gain from change in control of investment properties	18,547	—
Gains (losses) on sales of investment properties	3,226	(790)
Noncontrolling interests in depreciation of Consolidated Properties	1,973	1,627
Redeemable noncontrolling interests	833	1,464
Depreciation and amortization of discontinued operations	(15)	(24,607)
Net loss attributable to common stockholders	$(107,936)	$(203,048)

	For the six months ended June 30,
	2012	2011
Core FFO	$450,316	$392,081
Core adjustments:
Core NOI adjustments	(21,985)	(5,210)
Management fees and other corporate revenues	—	402
Property management and other costs	848	(10,396)
General and administrative	—	19,500
Preferred unit distributions	(3,098)	—
Interest expense	30,264	(17,137)
Warrant liability adjustment	(289,700)	(18,321)
Provision for income taxes	(3,318)	(4,108)
FFO from discontinued operations	13,269	41,852
Total core adjustments	$(273,720)	$6,582
Pro rata FFO	176,596	398,663
Depreciation and amortization of capitalized real estate costs	(498,986)	(553,122)
Gain from change in control of investment properties	18,547	—
Gain (losses) on sales of investment properties	5,327	2,624
Noncontrolling interests in depreciation of Consolidated Properties	3,729	4,014
Provision for impairment excluded from FFO of discontinued operations	(10,393)	—
Redeemable noncontrolling interests	2,150	1,426
Depreciation and amortization of discontinued operations	(2,518)	(50,989)
Net loss attributable to common stockholders	$(305,548)	$(197,384)

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

Tax Indemnification Liability

Pursuant to the Investment Agreements, we have indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability.  We have accrued $303.8 million as of June 30, 2012 and

December 31, 2011 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.  The aggregate liability of $325.4 million represents management’s best estimate of our liability as of June 30, 2012, which will be periodically evaluated in the aggregate.  We do not expect to make any payments on the tax indemnification liability within the next 12 months.

ITEM 1A      RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report, with the exception of the risk factors below.

Our ownership may change as a result of the exercise of the outstanding warrants by the Plan Sponsors:

As of June 30, 2012, the effect of the exercise of all of the outstanding 120,000,000 warrants for 132,372,000 issuable shares of common stock, assuming the election to net settle the warrants in shares as allowed per the agreement, would increase the number of shares outstanding by 61,888,483 shares from 937,978,185 to 999,866,668.  Further, the exercise of the warrants would result in an increase in the number of shares outstanding of the ownership of the Plan Sponsors and Blackstone from 51% to 54%.

We may not be able to refinance, extend or repay our Consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates

As of June 30, 2012, our proportionate share of total debt aggregated $19.28 billion consisting of our consolidated debt, net of noncontrolling interest, of $16.40 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of $2.88 billion.  Of the amounts maturing in 2012, $945.2 million is secured and $555.7 million is unsecured.  Of our proportionate share of total debt, $1.60 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder.  There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans.  If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

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

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                           Consolidated Financial Information of GGP-TRC, LLC, a subsidiary of General Growth Properties, Inc.

101                              The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, has been filed with the SEC on August 6, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2012.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: August 6, 2012	By:	/s/ Michael Berman
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

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                           Consolidated Financial Information of GGP-TRC, LLC, a subsidiary of General Growth Properties, Inc.

101      *      The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, has been filed with the SEC on August 6, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.