Form 10-Q
period 2012-09-30
General Growth Properties, Inc.
filed 2012-11-05
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on November 1, 2012 was 938,881,500.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2012	2011
	(Dollars in thousands, except share amounts)
Assets:
Investment in real estate:
Land	$4,303,329	$4,623,944
Buildings and equipment	18,847,928	19,837,750
Less accumulated depreciation	(1,286,753)	(974,185)
Construction in progress	383,977	135,807
Net property and equipment	22,248,481	23,623,316
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,717,079	3,052,973
Net investment in real estate	24,965,560	26,676,289
Cash and cash equivalents	637,946	572,872
Accounts and notes receivable, net	243,503	218,749
Deferred expenses, net	176,377	170,012
Prepaid expenses and other assets	1,398,494	1,805,535
Assets held for disposition	—	74,694
Total assets	$27,421,880	$29,518,151

Liabilities:
Mortgages, notes and loans payable	$16,074,015	$17,143,014
Accounts payable and accrued expenses	1,271,364	1,445,738
Dividend payable	106,312	526,332
Deferred tax liabilities	22,520	29,220
Tax indemnification liability	303,750	303,750
Junior Subordinated Notes	206,200	206,200
Warrant liability	1,399,043	985,962
Liabilities held for disposition	—	74,795
Total liabilities	19,383,204	20,715,011

Redeemable noncontrolling interests:
Preferred	134,531	120,756
Common	132,020	103,039
Total redeemable noncontrolling interests	266,551	223,795

Commitments and Contingencies	—	—

Redeemable Preferred Stock: as of September 30, 2012 and December 31, 2011, $0.01 par value, 500,000 shares authorized, none issued and outstanding	—	—

Equity:
Common stock: as of September 30, 2012, $0.01 par value, 11,000,000,000 shares authorized and 938,619,521 shares issued and outstanding; as of December 31, 2011, $0.01 par value, 11,000,000,000 shares authorized and 935,307,487 shares issued and outstanding	9,387	9,353
Additional paid-in capital	10,417,657	10,405,318
Retained earnings (accumulated deficit)	(2,661,759)	(1,883,569)
Accumulated other comprehensive loss	(82,026)	(47,773)
Total stockholders’ equity	7,683,259	8,483,329
Noncontrolling interests in consolidated real estate affiliates	88,866	96,016
Total equity	7,772,125	8,579,345
Total liabilities and equity	$27,421,880	$29,518,151

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$401,259	$383,541	$1,175,365	$1,158,479
Tenant recoveries	184,869	189,942	542,784	547,157
Overage rents	12,835	12,823	34,230	29,291
Management fees and other corporate revenues	17,823	14,188	55,646	43,775
Other	16,387	16,488	49,802	47,357
Total revenues	633,173	616,982	1,857,827	1,826,059
Expenses:
Real estate taxes	59,258	56,530	174,797	173,898
Property maintenance costs	18,758	21,419	62,102	71,128
Marketing	8,085	7,639	22,497	19,937
Other property operating costs	101,890	107,631	286,170	290,629
Provision for doubtful accounts	1,370	1,078	3,097	2,295
Property management and other costs	38,903	45,455	119,350	137,517
General and administrative	10,045	15,441	31,675	18,067
Provision for impairment	98,288	—	98,288	—
Depreciation and amortization	208,833	226,360	612,188	675,536
Total expenses	545,430	481,553	1,410,164	1,389,007
Operating income	87,743	135,429	447,663	437,052

Interest income	766	680	2,307	1,912
Interest expense	(204,917)	(218,932)	(607,915)	(672,936)
Warrant liability adjustment	(123,381)	337,781	(413,081)	319,460
Gain from change in control of investment properties	—	—	18,547	—
Loss before income taxes, equity in income (loss) of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	(239,789)	254,958	(552,479)	85,488
Provision for income taxes	(2,449)	(3,954)	(5,553)	(7,882)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	22,054	9,833	39,849	(2,534)
Income (loss) from continuing operations	(220,184)	260,837	(518,183)	75,072
Discontinued operations	13,576	(4,276)	10,982	(13,688)
Net (loss) income	(206,608)	256,561	(507,201)	61,384
Allocation to noncontrolling interests	(1,279)	(4,511)	(6,236)	(6,718)
Net (loss) income attributable to common stockholders	$(207,887)	$252,050	$(513,437)	$54,666

Basic Earnings (Loss) Per Share:
Continuing operations	$(0.24)	$0.27	$(0.56)	$0.07
Discontinued operations	0.01	—	0.01	(0.01)
Total basic earnings (loss) per share	$(0.23)	$0.27	$(0.55)	$0.06

Diluted Loss Per Share:
Continuing operations	$(0.24)	$(0.08)	$(0.56)	$(0.26)
Discontinued operations	0.01	—	0.01	(0.01)
Total diluted loss per share	$(0.23)	$(0.08)	$(0.55)	$(0.27)
Dividends declared per share	$0.11	$0.10	$0.31	$0.30

Comprehensive Income (Loss), Net:
Net (loss) income	$(206,608)	$256,561	$(507,201)	$61,384
Other comprehensive loss:
Net unrealized losses on financial instruments	—	—	—	(1)
Foreign currency translation	(842)	(85,935)	(35,202)	(43,055)
Unrealized gains (losses) on available-for-sale securities	606	(8)	716	(3)
Other comprehensive loss	(236)	(85,943)	(34,486)	(43,059)
Comprehensive (loss) income	(206,844)	170,618	(541,687)	18,325
Comprehensive loss allocated to noncontrolling interests	(1,284)	(3,899)	(6,003)	(6,416)
Comprehensive (loss) income, net attributable to common stockholders	$(208,128)	$166,719	$(547,690)	$11,909

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained		Noncontrolling
		Additional	Earnings	Accumulated Other	Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Estate Affiliates	Equity
	(Dollars in thousands, except per share amounts)

Balance at January 1, 2011	$9,419	$10,681,586	$(612,075)	$172	$102,647	$10,181,749

Net income (loss)			54,666		(600)	54,066
Distributions to noncontrolling interests in consolidated Real Estate Affiliates					(4,759)	(4,759)
Issuance of common stock - payment of dividend (22,256,121 common shares)	223	(244)	21			—
Restricted stock grant, net of forfeitures and compensation expense ((282,320) common shares)	(3)	8,593				8,590
Stock options exercised (97,987 common shares)	1	488				489
Purchase and cancellation of common shares ((34,906,069) common shares)	(349)	(388,445)	(154,221)			(543,015)
Cash dividends reinvested (DRIP) in stock (4,846,784 common shares)	48	80,660				80,708
Other comprehensive loss				(42,757)		(42,757)
Cash distributions declared ($0.30 per share)		(16)	(283,297)			(283,313)
Cash redemptions for common units in excess of carrying value		(648)				(648)
Adjustment for noncontrolling interest in operating partnership		12,984				12,984

Balance at September 30, 2011	$9,339	$10,394,958	$(994,906)	$(42,585)	$97,288	$9,464,094

Balance at January 1, 2012	$9,353	$10,405,318	$(1,883,569)	$(47,773)	$96,016	$8,579,345

Net loss			(513,437)		(115)	(513,552)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates					(7,035)	(7,035)
Restricted stock grant, net of forfeitures and compensation expense ((48,125) common shares)		6,632				6,632
Employee stock purchase program (98,076 common shares)	1	1,604				1,605
Stock options exercised (396,064 common shares)	4	7,557				7,561
Cash dividends reinvested (DRIP) in stock (2,866,019 common shares)	29	43,810				43,839
Other comprehensive loss				(34,253)		(34,253)
Cash distributions declared ($0.31 per share)			(290,797)			(290,797)
Cash redemptions for common units in excess of carrying value		(409)				(409)
Adjustment for noncontrolling interest in operating partnership		(46,855)				(46,855)
Adjustment to dividend for RPI Spin-Off			26,044			26,044

Balance at September 30, 2012	$9,387	$10,417,657	$(2,661,759)	$(82,026)	$88,866	$7,772,125

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(507,201)	$61,384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in (income) loss of Unconsolidated Real Estate Affiliates	(39,849)	2,534
Distributions received from Unconsolidated Real Estate Affiliates	30,021	21,996
Provision for doubtful accounts	3,264	4,733
Depreciation and amortization	621,388	755,152
Amortization/write-off of deferred finance costs	3,576	1,925
Accretion/write-off of debt market rate adjustments	(42,446)	(57,056)
Amortization of intangibles other than in-place leases	79,504	104,691
Straight-line rent amortization	(51,049)	(78,272)
Gain on dispositions	(13,037)	(1,822)
Gain from change in control of investment properties	(18,547)	—
Gain on extinguishment of debt	(9,911)	—
Provisions for impairment	118,588	—
Warrant liability adjustment	413,081	(319,460)
Net changes:
Accounts and notes receivable	31,041	(4,628)
Prepaid expenses and other assets	(1,104)	34,115
Deferred expenses	(34,838)	(14,936)
Restricted cash	62,652	15,681
Accounts payable and accrued expenses	(48,870)	(123,001)
Other, net	10,994	(7,234)
Net cash provided by operating activities	607,257	395,802

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(584,246)	(180,506)
Proceeds from sales of investment properties	194,269	446,765
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	—	74,906
Contributions to Unconsolidated Real Estate Affiliates	(62,139)	(55,999)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	289,366	49,147
Decrease (increase) in restricted cash	6,195	(87,822)
Net cash (used in) provided by investing activities	(156,555)	246,491

Cash Flows from Financing Activities:
Proceeds from refinance/issuance of mortgages, notes and loans payable	3,892,525	2,145,848
Principal payments on mortgages, notes and loans payable	(4,022,632)	(2,600,840)
Deferred finance costs	(27,254)	(20,032)
Cash distributions paid to common stockholders	(281,089)	(225,830)
Cash distributions reinvested (DRIP) in common stock	43,839	80,708
Cash distributions paid to holders of common units	(1,543)	(6,802)
Purchase and cancellation of common shares	—	(543,015)
Other, net	10,526	(952)
Net cash used in financing activities	(385,628)	(1,170,915)

Net change in cash and cash equivalents	65,074	(528,622)
Cash and cash equivalents at beginning of period	572,872	1,021,311
Cash and cash equivalents at end of period	$637,946	$492,689

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$631,844	$719,903
Interest capitalized	780	1,704
Income taxes paid	2,598	8,222
Reorganization items paid	—	128,070
Third party property exchange	—	44,672
Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$1,170	$(11,463)
Debt payoffs via deeds in-lieu	—	161,524
Note receivable related to property sale	17,000	—
Rouse Properties, Inc. Dividend:
Adjustment to dividend for RPI Spin-off	(26,044)	—
Non-Cash Distribution of RPI Spin-off:
Assets	1,554,486	—
Liabilities and equity	(1,554,486)	—
Non-Cash Sale of Property to RPI:
Assets	63,672	—
Liabilities	(63,672)	—
Non-Cash Acquisition of The Oaks and Westroads:
Assets	218,071	—
Liabilities and equity	(218,071)	—
Decrease in assets and liabilities resulting from the contribution of a wholly owned mall into a newly formed unconsolidated joint venture
Assets	—	(336,744)
Liabilities and equity	—	(238,126)

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

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”).   GGPLP owns an interest in all retail and other rental properties that are part of the consolidated financial statements of GGP.  As of September 30, 2012, GGP holds approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% is held by limited partners that indirectly include family members of the original stockholders of the Predecessor and certain previous contributors of properties to the Operating Partnership.

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

(Unaudited)

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

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended September 30, 2012 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation as amounts included on the Consolidated Statements of Operations and Comprehensive Income (Loss) for properties sold have been reclassified to discontinued operations for all periods presented.

In addition, three properties previously classified as held for sale were reclassified as held for use in the first quarter of 2012.  These properties are presented within continuing operations for all periods presented in the accompanying consolidated financial statements (Note 4).

In addition, prior period disclosures related to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the accompanying footnotes have been adjusted for the impacts of discontinued operations.

Transactions with Affiliates

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and are reported at 100% of the revenue earned from the joint venture in management fees and other corporate revenues on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Operations and Comprehensive Income (Loss) and in property management and other costs in the Condensed Combined Statements of Income in Note 5.  The following table summarizes the management fees from affiliates and our share of the management fee expense:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Management fees from affiliates	$17,565	$14,177	$54,445	$43,363
Management fee expense	(5,370)	(5,441)	(17,037)	(16,171)
Net management fees from affiliates	$12,195	$8,736	$37,408	$27,192

In connection with the spin-off of Rouse Properties, Inc. (“RPI Spin-Off”), we have entered into a Transition Services Agreement (“TSA”) with RPI.  In accordance with the TSA, we have agreed to provide legal and other services to RPI for established fees, which were not material for the three and nine months ended September 30, 2012.

Acquisitions of Operating Properties

Acquisitions of properties are accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired properties were included in the results of operations from the respective dates of acquisition.  Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. No significant value had been ascribed to the tenant relationships (Note 3).

Impairment

Operating properties

Accounting for the impairment of long-lived assets requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value.  We review our consolidated properties for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant decreases in occupancy percentage, debt maturities, management’s intent with respect to the properties and prevailing market conditions.

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

If an indicator of potential impairment exists, the property is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows.  The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable properties.  Although the carrying amount may exceed the estimated fair value of certain properties, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows.  To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the property over its estimated fair value is expensed to operations.  In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset group.  The adjusted carrying amount, which represents the new cost basis of the property, is depreciated over the remaining useful life of the property.

Although we may market a property for sale, there can be no assurance that the transaction will be complete until the sale is finalized.  However, GAAP requires us to reduce the recoverability periods for these assets.  If we cannot recover the carrying value of these properties within the planned hold period, we will estimate the fair values of the assets and record impairment charges for properties in which the estimated fair value is less than their carrying value.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

We recorded impairment charges of $118.6 million on nine of our operating properties during the nine months ended September 30, 2012.  Of these impairment charges, $98.3 million related to seven of our operating properties and were recorded during the three months ended September 30, 2012.  These impairment charges are included in provision for impairment in our Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three months ended September 30, 2012, three of the impairment charges related to regional malls that were transferred to the special servicer.  One of the properties was sold, in a lender directed sale in full satisfaction of the related debt, subsequent to September 30, 2012, for an amount less than the carrying value (Note 16).  Accordingly, we recorded an impairment charge of $11.1 million, resulting in a net book value of $15.2 million, which is less than the carrying value of the non-recourse debt of $64.9 million.  We expect to record a gain on extinguishment of debt of approximately $50 million in the fourth quarter of 2012.  We recorded impairment charges on the other two properties of $46.2 million, resulting in an aggregate net book value of $100.7 million, which is less than the aggregate carrying value of the non-recourse debt of $166.1 million.  These impairment charges were recorded because the estimated fair values of the properties, based on discounted cash flow analyses, were less than the carrying values of the properties.

The remaining four impairment charges recorded during the three months ended September 30, 2012, totaled $41.0 million and related to two regional malls and two small office buildings.  These impairment charges were recorded because the estimated sales prices of these properties were lower than their carrying values.  The estimated sales prices were based on negotiated sales prices finalized in the third quarter of 2012.

During the nine months ended September 30, 2012, we previously recorded two impairment charges that totaled $20.3 million and related to two regional malls as the sales prices of these properties were lower than their carrying values.  These properties were sold in the period in which the impairment was taken.  These impairment charges are included, net of the gain on forgiveness of debt of $9.9 million, in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Gains on disposition, including settlement of debt, are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the property is disposed.  Impairment charges are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and / or in the period of disposition.

No provisions for impairment were necessary for the three or nine months ended September 30, 2011.

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

We did not record any provisions for impairment related to our investments in Unconsolidated Real Estate Affiliates for the three and nine months ended September 30, 2012 and 2011.

General

Impairment charges could be taken in the future if economic conditions change or if the plans regarding our assets change.  Therefore, we can provide no assurance that material impairment charges with respect to our assets, including operating properties, construction in progress and investments in Unconsolidated Real Estate Affiliates,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

will not occur in future periods.  Accordingly, we will continue to monitor circumstances and events in future periods to determine whether further impairments are warranted.

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

The impairment section above includes a discussion of properties measured at fair value on a non recurring basis using Level 2 and Level 3 inputs.  Fair value of financial instruments below includes a discussion of the fair value of debt, which is estimated using Level 2 and Level 3 inputs.   Note 8 includes a discussion of the warrant liability which is estimated on a recurring basis using Level 3 inputs.

Fair Value of Operating Properties

The following table summarizes our assets that are measured at fair value on a nonrecurring basis as of September 30, 2012.

Quoted Prices in
		Active Markets	Significant Other	Significant
	Total Fair Value	for Identical Assets	Observable Inputs	Unobservable Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2012
Investments in real estate (1)	$238,362	$—	$137,656	$100,706

(1) Refer to the impairment section above for more information regarding impairment.

We estimate fair value relating to impairment assessments based upon discounted cash flow and direct capitalization models that include all projected cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable.  Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed.  Based upon these inputs, we determined that our valuations of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy.  For our properties for which the estimated fair value was based on negotiated sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy.

The following table summarizes provisions for impairment recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a result of changes in the fair value of our investments in real estate:

	Provisions for Impairment
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Investments in real estate (1) (2)
Significant Other Observable Inputs (Level 2)	$(52,048)	$(72,348)
Significant Unobservable Inputs (Level 3)	(46,240)	(46,240)

(1) Refer to the impairment section above for more information regarding impairment.

(2) Certain of the properties impaired during the year have been subsequently sold.  As such, these impairment charges are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table sets forth quantitative information about the unobservable inputs of our Level 3 real estate, which are recorded at fair value as of September 30, 2012:

Unobservable Quantitative Input	Range

Discount rates	9.0% to 10.0%
Terminal capitalization rates	9.0% to 10.0%

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt	$14,246,457	$15,338,267	$14,795,370	$14,978,908
Variable-rate debt	1,827,558	1,724,031	2,347,644	2,326,533
	$16,074,015	$17,062,298	$17,143,014	$17,305,441

The fair value of our Junior Subordinated Notes approximates their carrying amount as of September 30, 2012 and December 31, 2011.  We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

NOTE 3        ACQUISITIONS AND INTANGIBLES

Acquisitions

During the nine months ended September 30, 2012, we acquired five anchor boxes, excluding the Sears anchor pads discussed below, for an aggregate purchase price of $26.3 million.

In addition, on April 17, 2012, we acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for the purpose of redevelopment or remerchandising.  Total consideration paid was $270.0 million. The purchase price of $212.0 million for the leasehold interests was recorded in construction in progress, as the buy-out costs were necessary costs related to redevelopment projects at these properties, and the purchase price of $58.0 million for the fee interests was recorded in land and building in our Consolidated Balance Sheets as of September 30, 2012.

Also, on April 5, 2012, we acquired the remaining 49% interest in the Oaks and Westroads, previously owned through a joint venture, for $191.1 million which included the assumption the remaining 49% of debt of $92.8 million and $98.3 million of cash.  The properties were previously recorded under the equity method of accounting and are now consolidated.  The acquisition resulted in a remeasurement of the net assets acquired to fair value.  We recorded a gain from the change in control, since the fair value of the net assets acquired was greater than our investment in the joint venture and the cash paid.  This gain is reported in our Consolidated Statements of Operations and Comprehensive Income (Loss).  The table below summarizes the gain calculation:

Total fair value of net assets acquired	$200,271
Previous investment in the Oaks and Westroads	(83,415)
Cash paid to acquire our joint venture partner’s interest	(98,309)
Gain from change in control of investment properties	$18,547

The following table summarizes the allocation of the purchase price to the net assets acquired at the date of acquisition.  These allocations were based on the relative fair values of the assets acquired and liabilities assumed.

Investment in real estate	$402,197
Above-market lease intangibles	15,746
Below-market lease intangibles	(29,393)
Fair value of mortgages, notes and loans payable	(197,927)
Net working capital	9,648
Net assets acquired	$200,271

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount

As of September 30, 2012
Tenant leases:
In-place value	$1,005,505	$(394,853)	$610,652
Above-market	1,244,135	(378,625)	865,510
Below-market	(740,840)	228,555	(512,285)
Building leases:
Above-market	(15,268)	2,969	(12,299)
Ground leases:
Above-market	(9,756)	711	(9,045)
Below-market	196,824	(8,678)	188,146
Real estate tax stabilization agreement	111,506	(11,945)	99,561

As of December 31, 2011
Tenant leases:
In-place value	$1,252,484	$(391,605)	$860,879
Above-market	1,478,798	(315,044)	1,163,754
Below-market	(819,056)	184,254	(634,802)
Building leases:
Above-market	(15,268)	1,697	(13,571)
Ground leases:
Above-market	(9,839)	439	(9,400)
Below-market	204,432	(6,202)	198,230
Real estate tax stabilization agreement	111,506	(7,211)	104,295

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

Amortization/accretion of these intangibles had the following effects on our loss from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization/accretion effect on continuing operations	$(88,769)	$(125,541)	$(276,521)	$(362,723)

Future amortization/accretion of these intangibles is estimated to decrease results from continuing operations by approximately $74.4 million for the remainder of 2012, $247.5 million in 2013, $199.9 million in 2014, $162.1 million in 2015 and $128.1 million in 2016.

NOTE 4        DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

During the three months ended September 30, 2012, we sold our interests in one office portfolio, two regional malls, four strip centers and one office building for an aggregate sales price of $216.6 million.  We utilized the proceeds from these sales to paydown $89.8 million of debt associated with these properties resulting in net proceeds of $126.8 million and a gain of $13.2 million.  The office property was sold to HHC.  HHC assumed the remaining $19.2 million of the debt on the property as consideration for the sale.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

On March 2, 2012, we sold our interest in one regional mall for $25.0 million.  We received $8.0 million in cash and entered into a secured note receivable with the buyer for $17.0 million.

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

All of our 2012 and 2011 dispositions are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) and are summarized in the table below.  In the first quarter of 2012, we revised our intent with respect to four properties previously classified as held for sale.  As we no longer met the criteria for held for sale treatment, we reclassified these four properties as held for use in our Consolidated Balance Sheet.  Three of these properties are presented within continuing operations and one property, which was subsequently sold, is presented within discontinued operations for all periods presented. These properties were measured at the lower of the carrying amount before the asset was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as held and used, and fair value at the date of decision not to sell.

The following table summarizes the operations of the properties included in discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Retail and other revenue	$4,858	$82,258	$38,620	$260,156
Retail and other operating expenses	3,933	69,023	23,440	206,264
Provisions for impairment	—	—	10,393	51
Total expenses	3,933	69,023	33,833	206,315
Operating income	925	13,235	4,787	53,841
Interest expense, net	(561)	(19,628)	(6,819)	(68,705)
Net income (loss) from operations	364	(6,393)	(2,032)	(14,864)
Provision for income taxes	—	(158)	(23)	(500)
Allocation to noncontrolling interest	—	(93)	—	(146)
Gain on dispositions	13,212	2,368	13,037	1,822
Net income (loss) from discontinued operations	$13,576	$(4,276)	$10,982	$(13,688)

* Includes a net gain on debt extinguishment of $9.9 million during the nine months ended September 30, 2012.

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

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  Such Retained Debt existed at one property and totaled $92.1 million as of September 30, 2012 and existed at two properties and totaled $130.6

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

million as of December 31, 2011.  We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of September 30, 2012, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

Indebtedness secured by our Unconsolidated Properties was $6.26 billion as of September 30, 2012 and $5.80 billion as of December 31, 2011 due to additional excess proceeds as a result of refinancings.  Our proportionate share of such debt was $2.94 billion as of September 30, 2012 and $2.78 billion as of December 31, 2011, including Retained Debt.  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates.

	September 30,	December 31,
	2012	2011
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$956,214	$953,603
Buildings and equipment	7,608,675	7,906,346
Less accumulated depreciation	(2,027,208)	(1,950,860)
Construction in progress	152,659	99,352
Net property and equipment	6,690,340	7,008,441
Investments in unconsolidated joint ventures	1,104,360	758,372
Net investment in real estate	7,794,700	7,766,813
Cash and cash equivalents	267,468	387,549
Accounts and notes receivable, net	157,618	162,822
Deferred expenses, net	297,516	250,865
Prepaid expenses and other assets	163,110	143,021
Total assets	$8,680,412	$8,711,070

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,259,558	$5,790,509
Accounts payable, accrued expenses and other liabilities	433,871	446,462
Owners’ equity	1,986,983	2,474,099
Total liabilities and owners’ equity	$8,680,412	$8,711,070

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$1,986,983	$2,474,099
Less joint venture partners’ equity	(1,142,358)	(1,417,682)
Capital or basis differences	1,872,454	1,996,556
Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$2,717,079	$3,052,973

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$188,299	$174,587	$573,276	$528,495
Tenant recoveries	74,767	72,571	225,059	219,604
Overage rents	5,788	4,766	16,743	12,024
Management and other fees	4,945	3,657	17,087	12,431
Other	7,659	26,381	40,046	40,831
Total revenues	281,458	281,962	872,211	813,385

Expenses:
Real estate taxes	23,927	21,885	71,858	67,728
Property maintenance costs	8,838	9,219	27,652	29,296
Marketing	4,080	4,214	10,894	10,628
Other property operating costs	42,232	43,524	120,561	122,234
Provision for doubtful accounts	943	2,573	1,711	6,422
Property management and other costs	11,388	11,411	36,113	33,956
General and administrative	5,447	5,007	25,544	19,271
Depreciation and amortization	65,189	64,973	203,976	196,227
Total expenses	162,044	162,806	498,309	485,762
Operating income	119,414	119,156	373,902	327,623

Interest income	2,400	5,005	8,114	15,339
Interest expense	(85,121)	(90,858)	(253,938)	(265,770)
Provision for income taxes	(221)	(213)	(672)	(585)
Equity in income of unconsolidated joint ventures	15,309	20,820	33,222	39,055
Income from continuing operations	51,781	53,910	160,628	115,662
Discontinued operations	398	(784)	(543)	111,399
Allocation to noncontrolling interests	(535)	(459)	(1,267)	(3,435)
Net income attributable to the ventures	$51,644	$52,667	$158,818	$223,626

Equity In Income (Loss) of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$51,644	$52,667	$158,818	$223,626
Joint venture partners’ share of income	(30,050)	(32,352)	(95,005)	(123,495)
Amortization of capital or basis differences	460	(10,482)	(23,964)	(102,665)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	$22,054	$9,833	$39,849	$(2,534)

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
	2012	2011
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$12,909,868	$13,091,080
Corporate and other unsecured term loans	1,336,589	1,704,290

Total fixed-rate debt	14,246,457	14,795,370

Variable-rate debt:
Collateralized mortgages, notes and loans payable	1,827,558	2,347,644

Total Mortgages, notes and loans payable	$16,074,015	$17,143,014

Variable-rate debt:
Junior Subordinated Notes	$206,200	$206,200

The weighted-average interest rate excluding the effects of deferred finance costs on our collateralized mortgages, notes and loans payable was 4.81% at September 30, 2012 and 5.13% at December 31, 2011.  The weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt was 5.98% at September 30, 2012 and 6.18% at December 31, 2011.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of September 30, 2012.  However, we have transferred three properties to the special servicer.  One of these properties was sold in a lender directed sale subsequent to September 30, 2012 (Note 16).

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2012, $21.58 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $2.13 billion of debt, are cross-collateralized with other properties.  Although a majority

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

of the $14.74 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.56 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings.  In addition, certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

On August 3, 2012, we closed on $763.5 million secured financings of five consolidated properties with a single lender.  The loans mature between January 2019 and September 2024 and bear interest at a weighted average rate of 5.80% per annum and replace loans at these properties in the same amount with an average interest rate of 7.5%.  Proceds from the financings were used to unencumber two properties.

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

We have publicly-traded unsecured bonds of $1.30 billion outstanding as of September 30, 2012 and $1.65 billion outstanding as of December 31, 2011.  Such bonds have maturity dates from May 2013 through November 2015 and interest rates ranging from 5.38% to 6.75%.  The bonds have covenants, including ratios of secured debt to gross assets and total debt to total gross assets. We are not aware of any instances of non-compliance with such covenants as of September 30, 2012. We repaid the $349.5 million bond on September 17, 2012, when it matured, with available cash on hand.

In April 2012, we amended our revolving credit facility (the “Facility”) providing for revolving loans of up to $1.00 billion.  The Facility is scheduled to mature in April 2016 and is guaranteed by certain of our subsidiaries and secured by (i) first lien mortgages on certain properties, (ii) first-lien pledges of equity interests in certain of our subsidiaries and (iii) various additional collateral.  No amounts have been drawn on the Facility.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 2.25%.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required to maintain a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of September 30, 2012.

We also have a note payable to HHC in the amount of $20.8 million, which bears interest at 4.41% per annum and matures in 2015.

The corporate and other unsecured loans exclude a net market rate premium of $15.2 million that increases the total amount that appears outstanding on the consolidated balance sheets.  The market rate premium amortizes as a reduction to interest expense over the life of the respective loan.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006.  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2041.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  We have recorded the Junior Subordinated Notes as mortgages, notes and loans payable and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $19.6 million as of September 30, 2012 and $19.1 million as of December 31, 2011. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income.  Generally, we are currently open to audit by the Internal Revenue Service for the years ending December 31, 2009 through 2011 and are open to audit by state taxing authorities for the years ending December 31, 2008 through 2011.

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

NOTE 8        WARRANT LIABILITY

Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued 120,000,000 warrants (the “Warrants”) to purchase common stock of GGP.  Each GGP Warrant has a term of seven years and expires on November 9, 2017 and no warrants have been exercised to date.  The Brookfield Investor Warrants and the Blackstone (A and B) Investor Warrants are immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants will be exercisable (for the initial 6.5 years from the issuance) only upon 90 days prior notice.   However, upon such notice Fairholme and Pershing Square are not obligated to exercise at any point from the end of the 90 day notification period through maturity. Below is a summary of the Warrants initially received by the Plan Sponsors and Blackstone.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

		Initial
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

	Exercise Price
Record Date	Issuable Shares	Brookfield Investor and Blackstone - B	Fairholme, Pershing Square and Blackstone - A
April 15, 2011	123,960,000	$10.41	$10.16
July 15, 2011	124,704,000	10.34	10.10
December 30, 2011	131,748,000	9.79	9.56
April 16, 2012	132,372,000	9.75	9.52
July 16, 2012	133,116,000	9.69	9.47

In addition to the adjustment for the common stock dividends, as a result of the RPI Spin-off, the exercise price of the Warrants was adjusted by $0.3943 for the Brookfield Investor and Blackstone-B Warrants and by $0.3852 for the Fairholme, Pershing Square and Blackstone-A Warrants, on the record date of December 30, 2011. As a result, the total number of issuable shares was 131,748,000.  During the three months ended September 30, 2012, as required per the terms of the Warrant Agreement, Fairholme gave notice of their intent to exercise their Warrants.  As noted above, the Warrants require a 90 day notification period prior to exercise. Fairholme is not required to exercise its Warrants as a result of the notice at any time after the 90 day period and prior to the maturity of the Warrants.

The estimated fair value of the Warrants was $1.40 billion as of September 30, 2012 and $986.0 million as of December 31, 2011 and is recorded as a liability as the holders of the Warrants may require GGP to settle such warrants in cash in the circumstance of a subsequent change of control.  Changes in the fair value of the Warrants are recognized in earnings.  The fair value of the Warrants was estimated using the Black Scholes option pricing model using our stock price, the Warrant term, and Level 3 inputs (Note 2).  An increase in GGP’s common stock price or in the expected volatility of the Warrants would increase the fair value; whereas, a decrease in GGP’s common stock price or an increase in the lack of marketability would decrease the fair value.  The discount for lack of marketability represents the costs associated with selling the warrants to another party.  The terms of the Warrants were not adjusted when determining the fair value as a result of the notice from Fairholme discussed above.  The following table summarizes the estimated fair value of the Warrants and significant observable and unobservable inputs used in the valuation as of September 30, 2012 and December 31, 2011:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Warrant liability	$1,399,043	$985,962

Observable Inputs
GGP stock price per share	$19.48	$15.02
Warrant term	5.11	5.86

Unobservable Inputs
Expected volatility	30%	37%
Range of values considered	(15% - 70)%	(20% - 65)%

Discount for lack of marketability	3%	3%
Range of values considered	(3% - 7)%	(3% - 7)%

The following table summarizes the change in fair value of the Warrant liability which is measured on a recurring basis using Level 3 inputs:

	2012	2011
Balance as of January 1,	$985,962	$1,041,004
Warrant liability adjustment	413,081	(319,460)
Balance as of September 30,	$1,399,043	$721,544

NOTE 9        EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to our common and preferred Operating Partnership units and the noncontrolling interest in our consolidated joint ventures.  The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Distributions to preferred Operating Partnership units	$(2,335)	$(2,336)	$(10,104)	$(6,932)
Net loss allocation to noncontrolling interests in operating partnership from continuing operations (common units)	1,603	(1,810)	3,753	(386)
Net income (loss) allocated to noncontrolling interest in consolidated real estate affiliates	(547)	(365)	115	600
Allocation to noncontrolling interests	$(1,279)	$(4,511)	$(6,236)	$(6,718)

Other comprehensive loss (income) allocation to common units	(5)	612	233	302
Comprehensive loss allocated to noncontrolling interests	$(1,284)	$(3,899)	$(6,003)	$(6,416)

Redeemable Noncontrolling Interests

The minority interests related to our common and preferred Operating Partnership units are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets, presented at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their fair value as of each measurement date.  The common redeemable noncontrolling interests have been presented at fair value for all periods presented.  One tranche of preferred redeemable noncontrolling interests has been presented at fair value, while the other tranches of preferred redeemable noncontrolling interests have been presented at carrying value plus allocated loss and other comprehensive income (loss)  as of September 30, 2012.  All preferred redeemable noncontrolling interest have been presented at carrying value plus allocated loss and other comprehensive income (loss) as of December 31, 2011.  The excess of the fair value over the carrying amount from period to period is recorded within additional

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

paid-in capital in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net loss attributable to common stockholders.

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  As a result, the common stock dividends paid in 2011 modified the conversion rate to 1.0397624.  The aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of September 30, 2012 if such holders had requested redemption of the Common Units as of September 30, 2012, and all such Common Units were redeemed or purchased pursuant to the rights associated with such Common Units for cash, would have been $132.0 million.

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

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of September 30, 2012	Converted Basis to Common Units Outstanding as of September 30, 2012	Conversion Price	Redemption Value
Series B (1)	3.0000	1,279,715	3,991,799	$16.66670	$77,760,248
Series D	1.5082	532,750	803,494	33.15188	26,637,337
Series E	1.2984	502,658	652,651	38.51000	25,133,590
Series C	1.0000	20,000	20,000	250.00000	5,000,000
					$134,531,175

(1)  The conversion price of Series B preferred units is lower than the GGP September 28, 2012 closing common stock price of $19.48.  Therefore, a common stock price of $19.48 is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2012 and 2011.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Balance at January 1, 2011	$232,364
Net income	386
Distributions	(2,056)
Cash redemption of operating partnership units	(4,615)
Other comprehensive loss	(302)
Adjustment for noncontrolling interests in Operating Partnership	(12,984)
Balance at September 30, 2011	$212,793

Balance at January 1, 2012	$223,795
Net loss	(3,753)
Distributions	(2,116)
Cash redemption of operating partnership units	(1,134)
Dividend for RPI Spin-off	3,137
Other comprehensive loss	(233)
Adjustment for noncontrolling interests in Operating Partnership	46,855
Balance at September 30, 2012	$266,551

Common Stock Dividend and Purchase of Common Stock

Our Board of Directors declared common stock dividends during 2012 as follows:

Declaration Date	Record Date	Date Payable or Paid	Dividend Per Share
August 1, 2012	October 15, 2012	October 29, 2012	0.11
May 1, 2012	July 16, 2012	July 30, 2012	0.10
February 27, 2012	April 16, 2012	April 30, 2012	0.10

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

We implemented our Dividend Reinvestment Plan (“DRIP”) in March 2011.  The DRIP provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested.  As a result of the DRIP elections, 2,866,019 shares were issued during the nine months ended September 30, 2012 and 4,846,784 shares were issued during the nine months ended September 30, 2011.

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

(Unaudited)

their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), is computed using the “treasury” method.

All options were anti-dilutive for the three months and nine months ended September 30, 2012 because of net losses.  All options were anti-dilutive for the three months and nine months ended September 30, 2011, as the impact of the warrant adjustment reduced income from continuing operations to a loss.  As such, the effect of options has been excluded from the calculation of diluted net loss per share for all periods presented.  Potentially dilutive shares related to the warrants of 65,689,708 for the three months ended September 30, 2012 and 58,781,182 for the nine months ended September 30, 2012 have been excluded from the denominator in the computation of diluted EPS as they were anti-dilutive.  The warrants were dilutive for the three and nine months ended September 30, 2011 and the effect of the warrants is included in the denominator in the computation of diluted EPS. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Numerators - Basic and Diluted:
Income (loss) from continuing operations	$(220,184)	$260,837	$(518,183)	$75,072
Allocation to noncontrolling interests	(1,203)	(4,431)	(6,106)	(6,665)
Loss (income) from continuing operations - net of noncontrolling interests	(221,387)	256,406	(524,289)	68,407

Discontinued operations	13,576	(4,276)	10,982	(13,688)
Allocation to noncontrolling interests	(76)	(80)	(130)	(53)
Discontinued operations - net of noncontrolling interests	13,500	(4,356)	10,852	(13,741)

Net loss	(206,608)	256,561	(507,201)	61,384
Allocation to noncontrolling interests	(1,279)	(4,511)	(6,236)	(6,718)
Net loss (income) attributable to common stockholders	$(207,887)	$252,050	$(513,437)	$54,666

Numerators - Diluted:
Loss from continuing operations - net of noncontrolling interests	$(221,387)	$256,406	$(524,289)	$68,407
Exclusion of warrant adjustment	—	(337,781)	—	(319,460)
Diluted loss from continuing operations	$(221,387)	$(81,375)	$(524,289)	$(251,053)

Net loss attributable to common stockholders	$(207,887)	$252,050	$(513,437)	$54,666
Exclusion of warrant adjustment	—	(337,781)	—	(319,460)
Diluted net loss attributable to common stockholders	$(207,887)	$(85,731)	$(513,437)	$(264,794)

Denominators:
Weighted average number of common shares outstanding - basic and diluted	938,316	936,260	937,795	946,743
Effect of dilutive securities	—	34,431	—	39,032
Weighted average number of common shares outstanding - diluted	938,316	970,691	937,795	985,775

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock options - Property management and other costs	$732	$518	$2,402	$1,710
Stock options - General and administrative	1,593	1,594	4,704	3,861
Restricted stock - Property management and other costs	372	707	1,269	2,662
Restricted stock - General and administrative	1,982	2,264	5,948	6,536
Total	$4,679	$5,083	$14,323	$14,769

The following table summarizes stock option activity for the nine months ended September 30, 2012 and 2011:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options Outstanding at January 1,	11,503,869	$15.65	5,427,011	$20.21
Granted	—	—	8,262,716	15.31
Exercised	(386,029)	13.56	(51,988)	11.05
Forfeited	(351,856)	14.65	(1,054,479)	14.78
Expired	(499,088)	46.39	(927,078)	39.31
Stock options Outstanding at September 30,	10,266,896	$13.64	11,656,182	$15.68

There was no significant restricted stock activity for the three and nine months ended September 30, 2012 and 2011.

NOTE 12      PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30,	December 31,
	2012	2011
Above-market tenant leases, net (Note 3)	$865,510	$1,163,754
Below-market ground leases, net (Note 3)	188,146	198,230
Security and escrow deposits	152,166	247,718
Real estate tax stabilization agreement, net (Note 3)	99,561	104,295
Prepaid expenses	68,236	51,928
Other non-tenant receivables	7,697	21,198
Deferred tax, net of valuation allowances	529	4,578
Other	16,649	13,834
Total prepaid expenses and other assets	$1,398,494	$1,805,535

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 13                  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30,	December 31,
	2012	2011
Below-market tenant leases, net (Note 3)	$512,285	$634,802
Accrued interest	208,008	196,536
Accounts payable and accrued expenses	139,523	164,139
Accrued real estate taxes	95,466	77,722
Deferred gains/income	78,612	65,174
Accrued payroll and other employee liabilities	70,045	77,231
Construction payable	59,094	69,291
Tenant and other deposits	22,937	19,336
Insurance reserve liability	15,866	17,796
Capital lease obligations	12,605	12,774
Above-market headquarter office leases, net (Note 3)	12,299	13,571
Conditional asset retirement obligation liability	12,345	16,596
Above-market ground leases, net (Note 3)	9,045	9,400
Uncertain tax position liability	5,873	6,847
Other	17,361	64,523
Total accounts payable and accrued expenses	$1,271,364	$1,445,738

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

Pursuant to the Plan, the Company agreed to pay to the holders of claims (the “2006 Lenders”) under a revolving and term loan facility (the “2006 Credit Facility”) the principal amount of their claims outstanding of approximately $2.58 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate.  In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders, and in August 2011, the Company appealed the order. As a result of the ruling, the Company has accrued $94.9 million as of September 30, 2012 and $91.5 million as of December 31, 2011. We will continue to evaluate the appropriateness of our accrual during the appeal process.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability.  Trial is expected in November 2012; however, a decision is not expected until late 2013.We have accrued $303.8 million as of September 30, 2012 and December 31, 2011 related to the tax indemnification liability. In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.  The aggregate liability of $325.4 million represents management’s best estimate of our liability as of September 30, 2012, which will be periodically evaluated in the aggregate.  We do not expect to make any significant payments on the tax indemnification liability within the next 12 months.

NOTE 15                  COMMITMENTS AND CONTINGENCIES

We lease land or buildings at certain properties from third parties.  Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual rent expense, including participation rent	$3,688	$3,147	$11,031	$10,157
Contractual rent expense, including participation rent and excluding amortization of above- and below-market ground leases and straight-line rent	2,250	1,701	6,714	5,796

See Note 7 and Note 14 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

NOTE 16                  SUBSEQUENT EVENTS

On October 9, 2012, we acquired an additional interest in Aliansce Shopping Centers S.A from certain affiliates of Pershing Square Capital Management, L.P. for $195.2 million.  The additional 14.1% interest increased our total investment in our Brazilian Unconsolidated Real Estate Affiliate to approximately 45.56%.

On October 11, 2012, one property that was transferred to the special servicer was auctioned in a lender directed sale for a sales price of $15.2 million.  The lender accepted the auction amount in lieu of the outstanding debt on the property of $65.0 million.  In accordance with the terms of the auction, the buyer has 30 days to complete the sale.  The closing date is tentatively scheduled for November 12, 2012.

On October 19, 2012, we closed on an $835.0 million loan with a fixed rate of 4.033% that matures in 2024, resulting in proceeds of $222.5 million.  The new loan replaces a $612.5 million loan with an interest rate of LIBOR plus 3% that was scheduled to mature in May 2017.

On October 30, 2012, we sold our interest in one regional mall for $43.5 million, which resulted in a nominal gain.  In addition, we reduced our debt by $37.7 million, as we repaid the loan with proceeds from the sale.

According to Sandeep Mathrani’s employment agreement that was entered into in October 2010, he was granted 1,500,000 shares of restricted common stock which vest in three equal installments on each of the first three anniversaries of the grant date.  On October 31, 2012, with the approval of the Compensation Committee, Mr. Mathrani’s restricted common stock award was amended to defer the vesting of 500,000 shares of restricted stock until October 2013.  There was no change in compensation expense as a result of the award vesting modification.

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

•                  projections of our revenues, net operating income, Company net operating income, earnings per share, Funds From Operations (“FFO”), Company FFO, capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items;

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

Overview — Introduction

Our primary business is to own and operate best-in-class malls that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders.  The substantial majority of our properties are located in the United States; however, we also own interests in regional malls and property management activities (through unconsolidated joint ventures) in Brazil.  As of September 30, 2012, we are the owner, either entirely or with joint venture partners, of 145 regional malls (129 domestic and 16 in Brazil) comprising approximately 136 million square feet of gross leasable area.  During the third quarter, our regional mall count was reduced by six properties due to the sale of two properties, and three properties which were transferred to the special servicer and one property that is being de-leased in preparation for planned redevelopment.

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

•                  dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, strip centers and regional malls; and

•                  continue to refinance our maturing debt, and certain debt prepayable without penalty, with the goal of lowering our overall borrowing costs and managing future maturities.

We seek to increase long-term Company NOI (as defined below) growth through proactive management and leasing of our regional malls.  Our leasing strategy is to identify and provide the right stores and the appropriate merchandise for each of our regional malls. We believe that the most significant operating factor affecting incremental cash flow and NOI is increased rents earned from tenants at our properties.  These rental revenue increases are primarily achieved by:

•                  renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates;

•                  increasing occupancy at the properties so that more space is generating rent; and

•                  increased tenant sales in which we participate through overage rent.

Overview

In 2011, we embarked on a strategy to execute transactions to achieve our long-term goals of enhancing the quality of our portfolio and maximizing total returns for our shareholders.  We continued this strategy to improve the overall quality of our portfolio during 2012, as we successfully completed transactions and achieved operational goals that promote our long-term strategy as summarized below:

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

•                  sold our interests in non-core assets including an office portfolio, one office property, five strip centers, four regional malls and an anchor box totaling approximately 3.9 million square feet of gross leasable area of for $311.3 million, which reduced our property level debt by $151.8 million.  These sales generated net proceeds of $156.8 million that will be re-invested in opportunities with higher returns;

•                  acquired fee or leasehold interest in seven anchor pads totaling 945 thousand square feet of gross leasable area for $36.7 million, which allows us to recapture real estate in our portfolio and provides us with redevelopment opportunities;

•                  acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for $270.0 million.  This portfolio represents a significant opportunity to recapture valuable real estate within our portfolio and allows us to execute expansion and redevelopment opportunities, including re-tenanting the anchor space and adding new in-line GLA;

•                  acquired the remaining 49% interest in The Oaks and Westroads, previously owned through a joint venture, for $191.1 million which included the assumption of our incremental share of $93.7 million in additional debt;

•                  increased our occupancy to 92.7% as of September 30, 2012 from 91.2% as of September 30, 2011;

•                  increased the weighted average rent of in-place rents to $68.62 per square foot as of September 30, 2012 from $67.24 per square foot as of September 30, 2011; and

•                  on October 9, 2012, we acquired an additional interest in Aliansce Shopping Centers S.A from certain affiliates of Pershing Square Capital Management, L.P. for $195.2 million.  The additional 14.1% interest increased our total investment in our Brazilian Unconsolidated Real Estate Affiliate to approximately 45.6%.

As a result of our efforts, our portfolio now has sales of $543 per square foot.  We will continue to evaluate other opportunities to improve our portfolio.

Our Company NOI (as defined below) increased 3.7% from $508.1 million for the three months ended September 30, 2011 to $526.9 million for the three months ended September 30, 2012, and increased 4.4% from $1.50 billion for the nine months ended September 30, 2011 to $1.57 billion for the nine months ended September 30, 2012. Mall NOI increased 4.0% from $495.5 million for the three months ended September 30, 2011 to $515.2 million for the three months ended September 30, 2012, and increased 4.8% from $1.46 billion for the nine months ended September 30, 2011 to $1.53 billion for the nine months ended September 30, 2012.

Our Company FFO (as defined below) increased 11.9% from $206.5 million for the three months ended September 30, 2011 to $231.0 million for the three months ended September 30, 2012, and increased 14.0% from $594.2 million for the nine months ended September 30, 2011 to $677.6 million for the nine months ended September 30, 2012.  Total Company FFO increased 8.8% from $212.6 million for the three months ended September 30, 2011 to $231.3 million for the three months ended September 30, 2012, and increased 10.1% from $619.3 million for the nine months ended September 30, 2011 to $681.9 million for the nine months ended September 30, 2012.

Operating Metrics

U.S. Regional Mall Metrics

The following table summarizes selected operating metrics for our portfolio of regional malls.  Tenant sales increased 9.0% to $543 per square foot on a trailing twelve month basis.

	In-Place
	Rents per square foot (1)	Percentage Leased (2)	Tenant Sales (3)
September 30, 2012
Consolidated Properties	$66.84	95.30%	$521
Unconsolidated Properties	$73.37	96.30%	$594
Total Domestic Portfolio	$68.62	95.50%	$541

September 30, 2011
Consolidated Properties	$65.53	93.60%	$487
Unconsolidated Properties	$71.75	95.80%	$534
Total Domestic Portfolio	$67.24	94.20%	$500

% Change
Consolidated Properties	2.00%	170 bps	6.98%
Unconsolidated Properties	2.26%	50 bps	11.24%
Total Domestic Portfolio	2.05%	130 bps	8.20%

(1) Weighted average rent of mall stores as of September 30, 2012 and 2011.  Rent is presented on a cash basis and consists of minimum rent, common area costs and real estate taxes for tenants less than 10,000 square feet.

(2) Represents contractual obligations for space in regional malls or predominantly retail centers and excludes traditional anchor stores.

(3) Comparative rolling twelve month tenant sales for mall stores less than 10,000 square feet.

Lease Spread Metrics

The following table summarizes signed leases that are scheduled to commence in 2012 compared to expiring leases for the prior tenant in the same suite. Initial rental rates increased 10.4% compared to expiring rental rates.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Average Rent Spread
New Leases(3)	696	1,962,928	8.3	$62.29	$50.52	$11.77
Renewal Leases	924	2,765,941	5.2	$59.95	$58.66	$1.29
New/Renewal Leases	1,620	4,728,869	6.5	$60.92	$55.19	$5.73

(1) Represents initial rent or average rent over the term consisting of base minimum rent, common area costs and real estate taxes.

(2) Represents expiring rent at end of lease consisting of base minimum rent, common area costs and real estate taxes.

(3) Represents new leases where downtime between the new and old tenant in the suite was less than nine months.

Results of Operations

Three months ended September 30, 2012 and 2011

The following table summarizes minimum rents for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change

Components of Minimum rents:
Base minimum rents	$404,169	$389,762	$14,407	3.7%
Lease termination income	1,375	2,327	(952)	(40.9)
Straight-line rent	18,384	22,782	(4,398)	(19.3)
Above- and below-market tenant leases, net	(22,669)	(31,330)	8,661	(27.6)
Total Minimum rents	$401,259	$383,541	$17,718	4.6%

Base minimum rents increased by $14.4 million primarily due to increased permanent occupancy and positive lease spreads as presented in the operating metrics section above.

Management fees and other corporate revenues primarily represent the revenues earned from the management of our joint venture properties.  Management fees and other corporate revenues increased $3.6 million primarily due to an increase in development and financing fees.

Other property operating costs decreased $5.7 million due to decreased payroll costs and decreased utility costs.

Property management and other costs represent regional and home office costs and includes items such as corporate payroll, rent for office space, supplies and professional fees, which represent corporate overhead costs not generated at the properties.  Property management and other costs decreased $6.6 million primarily due to reduced payroll and increased capitalized development overhead, which were partially offset by an increase in national marketing costs.

General and administrative costs represent the costs to run the public company and include costs for executives, audit fees, professional fees and administrative fees related to the public company and in 2011, also include bankruptcy costs or reimbursements incurred post-emergence.  General and administrative expenses decreased $5.4 primarily as a result of a decrease in professional fees and post-emergence bankruptcy costs and reimbursements.

Depreciation and amortization decreased $17.5 million primarily due to fully depreciated and written off tenant-specific in-place lease intangibles as tenants vacated prior to the end or upon expiration of their lease term during or prior to the three month period ended September 2012 as compared to during or prior to the three months ended September 2011 offset by increased building depreciation of $8.2 million.

Interest expense decreased $14.0 million due to lower interest expense of $9.9 million resulting from lower average interest rates obtained as a result of our refinancing activity since September 2011, as outlined in the Liquidity and Capital Resources section below, and prior period write-offs of debt market rate adjustments of $8.0 million. These decreases were partially offset by amortization of debt market rate adjustments of $1.8 million and financing transaction costs included in interest expense of $1.8 million.

The Warrant liability adjustment represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability (Note 8). We incurred expense of $123.4 million for the three months ended September 30, 2012 as the result of an increase in our stock price within the quarter which was partially offset by the effect of a decrease in implied volatility. We recognized income of $337.8 million for the three months ended September 30, 2011 as the result of a decrease in our stock price during the prior quarter which was partially offset by an increase in implied volatility.

The equity in income (loss) of Unconsolidated Real Estate Affiliates increased $12.3 million primarily due to a decrease in amortization expense related to our basis in our investment in Unconsolidated Real Estate Affiliates in the amount of $13.2 million.  This is offset partially by a decrease in income at our Brazil joint venture as a result of one-time gains from the sale of investment properties in 2011.

We recorded provisions for impairment of $98.3 million on seven of our operating properties during the three months ended September 30, 2012 (Note 2).  These impairment charges are included in provision for impairment in our Consolidated Statements of Operations and Comprehensive Income (Loss).

No impairment charges were necessary during the three months ended September 30, 2011.

Nine months ended September 30, 2012 and 2011

The following table summarizes minimum rents for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change

Components of Minimum rents:
Base minimum rents	$1,188,301	$1,158,155	$30,146	2.6%
Lease termination income	8,192	7,745	447	5.8
Straight-line rent	49,406	69,285	(19,879)	(28.7)
Above- and below-market tenant leases, net	(70,534)	(76,706)	6,172	(8.0)
Total Minimum rents	$1,175,365	$1,158,479	$16,886	1.5%

Base minimum rents increased by $30.1 million primarily due to increased permanent occupancy and positive lease spreads as well as presented in the operating metrics section above.

Management fees and other corporate revenues primarily represent the revenues earned from the management of our joint venture properties.  Management fees and other corporate revenues increased $11.9 million primarily due to an increase in development and financing fees.

Property maintenance costs decreased $9.0 million due to a decrease in labor costs and lower snow removal costs as a result of a mild winter, and were partially offset by higher costs for certain contracted services.

Other property operating costs decreased $4.5 million due to decreased payroll costs and decreased utility costs.

Property management and other costs represents regional and home office costs and include items such as corporate payroll, rent for office space, supplies and professional fees, which represent corporate overhead costs not generated at the properties.  Property management and other costs decreased $18.2 million primarily due to reduced payroll and severance costs incurred in 2011 that were reduced or did not occur in 2012.  In addition, there was an increase in capitalized development overhead, which was partially offset by increased legal services and national marketing costs.

General and administrative costs represent the costs to run the public company and include executive costs, audit fees, professional fees and administrative fees related to the public company, and in 2011, also include bankruptcy costs or reimbursements incurred post-emergence.  General and administrative expenses increased $13.6 million primarily due to the reversal during the nine months ended September 30, 2011 of a previously accrued bankruptcy cost of $18.0 million and gains on bankruptcy settlements.  Excluding this item, general and administrative costs decreased due to a decrease in professional fees and post-emergence bankruptcy costs and reimbursements.

Depreciation and amortization decreased $63.3 million primarily due to more fully depreciated and written off tenant-specific in-place lease intangibles as tenants vacated prior to the end of their lease term in 2011 versus 2012.  This is offset by increased building depreciation of $8.2 million as a result of the demolition of a building.

Interest expense decreased $65.0 million primarily due to default interest incurred on the Homart Note and the 2006 Credit Facility totaling $59.9 million (Note 14) during the nine months ended September 30, 2011. Additionally, we incurred less interest expense related to our mortgage debt due to lower average interest rates obtained as a result of our refinancing activity since September 2011, as outlined in the Liquidity and Capital Resources section below. These decreases were partially offset by write-offs of debt market rate adjustments that increased interest expense $12.1 million.

The Warrant liability adjustment represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability (Note 8). We incurred expense of $413.1 million for the nine months ended September 30, 2012 as the result of an increase in our stock price from December 31, 2011, which was partially offset by the effects of a decrease in implied volatility. We recognized income of $319.5 million during the nine months ended September 30, 2011, as the result of a decrease from December 31, 2010, in our stock price which was partially offset by an increase in implied volatility.

The equity in income (loss) of Unconsolidated Real Estate Affiliates increased $42.4 million primarily due to a decrease in amortization expense due to less tenant-specific intangibles and basis adjustments in our investment in Unconsolidated Real Estate Affiliates in the amount of $19.4 million, a decrease in interest expense of $6.1 million as a result of refinancing activity at our joint ventures, and growth in property operations and gains from the purchase of additional interest in and sale of investment properties of $4.6 million at our Brazil joint venture.  The remaining increase is due to improved operations at all of our joint ventures.

We recorded impairment charges of $118.6 million on nine of our operating properties during the nine months ended September 30, 2012 (Note 2).  Of these impairment charges, $98.3 million related to seven of our operating properties and were recorded during the three months ended September 30, 2012, as noted above.  These impairment charges are included in provision for impairment in our Consolidated Statements of Operations and Comprehensive Income (Loss).

The remaining two impairment charges of $20.3 million, that were previously recorded, related to two regional malls and were recorded during the nine months ended September 30, 2012 (Note 2).  These impairment charges are included, net of the gain on forgiveness of debt of $9.9 million, in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).

No impairment charges were necessary during the nine months ended September 30, 2011.

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

Our capital plan is to obtain financial flexibility by lowering our borrowing costs, managing our future maturities, eliminating cross collateralizations and corporate guarantees and providing the necessary capital to fund growth.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $637.9 million of unrestricted cash and $1.00 billion of available credit under our credit facility as of September 30, 2012, as well as anticipated cash provided by operations. The credit facility has an uncommitted accordion feature for a total facility of up to $1.25 billion and a term of four years.  The facility bears interest at LIBOR plus 225 basis points and is determined by the Company’s leverage level.

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

•                  through September 30, 2012, we refinanced $5.18 billion of mortgage notes at an average interest rate of 4.33% and average term of 9.2 years.  The average interest rate of the original loans was 5.63% and the remaining term-to-maturity was 2.5 years.  These refinancings included the financings of Ala Moana, a $1.4 billion secured interest-only mortgage note, The Grand Canal Shoppes/The Shoppes at The Palazzo, a $625.0 million secured financing and the $763.5 million secured financings of five consolidated properties (Note 6);

•                  repaid $349.0 million of corporate unsecured debt that matured in September 2012; and

•                  we sold our interests in one anchor box, four regional malls, five strip centers, one office building and one office portfolio for an aggregate $311.3 million with net proceeds of $143.2 million.

As of September 30, 2012, we have approximately $6 billion of debt pre-payable at par.  We may pursue opportunities to refinance this debt at better terms.  Our long term goal is to improve our overall debt to earnings before interest, taxes and depreciation and amortization, or EBITDA, and leverage ratios by improving operations, amortization of debt and refinancing debt at improved terms.

As a result of our efforts and objectives noted above, the total debt maturing through 2016 has decreased to 39% as of September 30, 2012 from 52% as of June 30, 2012.

As of September 30, 2012, our proportionate share of total debt, including the Junior Subordinated Notes, aggregated $19.14 billion.  Our total debt consists of our share of consolidated debt of $16.20 billion, of which $14.66 billion is secured and $1.54 billion is corporate unsecured, $2.94 billion of our share of the secured debt of our Unconsolidated Real Estate Affiliates. Of the total consolidated debt, $2.86 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder.

Our corporate unsecured debt is comprised of $1.30 billion of bonds with maturity dates from 2013 through November 2015, $206.2 million of Junior Subordinated Notes which are due in 2041 and a $20.8 million note payable to HHC which is due in 2015.  We repaid the $349.5 million of the bonds on September 17, 2012, when they matured, with available cash on hand (noted above). Certain of our subsidiaries intend to redeem all of their 6.75% bonds due May 1, 2013 (approximately $600.0 million) on December 3, 2012, at the “Make-Whole Price,” as defined in the applicable indenture.

The following table illustrates the scheduled loan maturities of our proportionate share of total debt as of September 30, 2012.  We do not have any debt that is scheduled to mature in the fourth quarter of 2012.  As noted above, the $206.2 million of Junior Subordinated Notes are due in 2041, but we may redeem them any time after April 30, 2011 (Note 6).  As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2016.  Of the $8.58 billion of consolidated debt that matures in the subsequent period, $2.08 billion matures in 2017 and $189.2 million matures in 2018.

	Consolidated*	Unconsolidated*
2013	$978,415	$146,426
2014	1,498,960	138,168
2015	1,302,160	213,735
2016	2,249,269	—
Subsequent	8,577,765	1,986,085
	$14,606,569	$2,484,414

* Excludes $29.6 million of adjustments related to special improvement district liabilities and market rate adjustments, and Brazil.

We generally believe that we will be able to extend the maturity date or refinance the consolidated debt that is scheduled to mature in 2012 and 2013.  We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates that mature in 2012; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

During the three months ended September 30, 2012, as required per the terms of the Warrant Agreement, Fairholme gave notice of their intent to exercise their Warrants.  As discussed in Note 8, the Warrants require a 90 day notification period prior to exercise. Fairholme is not required to exercise its Warrants as a result of the notice at any time after the 90 day period and before the maturity of the Warrants. If Fairholme had exercised their Warrants as of September 30, 2012, based on the stock price at that date, the impact would be a reduction of approximately $483 million on the $1.4 billion liability on the Consolidated Balance Sheet and an approximately $26 million reduction on the warrant liability adjustment on the Consolidated Statements of Operations and Comprehensive Income (Loss). The weighted average number of shares would have increased by approximately 23 million shares.

Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties with our joint venture partners primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.  These redevelopments represent organic growth with double-digit returns on investment (first year stabilized).  Projects include Fashion Show, Glendale Galleria, North Point, Northridge Fashion Center and Oakbrook Center and are expected to be completed in 2012 and 2013.  We expect to incur costs associated with these and other redevelopment projects of approximately $215 million at our proportionate share and plan to fund these costs with available cash flow from us and our joint venture partners.  We continue to evaluate a number of other redevelopment prospects to further enhance the quality of our assets.  As part of our overall strategy we may:

•              opportunistically acquire whole or partial interests in high-quality regional malls and anchor pads that improve the overall quality of our portfolio; and

•              execute redevelopment projects within our portfolio identified as providing compelling risk-adjusted returns on investment.

Capital Expenditures

We have incurred capital expenditures of $87.0 million for the nine months ended September 30, 2012 and $40.2 million for the nine months ended September 30, 2011, which primarily relate to ordinary capital projects at our operating properties and the implementation of certain information systems at our corporate and regional offices.  In addition, we incurred tenant allowances and capitalized leasing costs for our operating properties of $103.0 million for the nine months ended September 30, 2012 and $77.6 million for the nine months ended September 30, 2011.

Dividends

Our Board of Directors declared common stock dividends during 2012 as follows:

Declaration Date	Record Date	Date Payable or Paid	Dividend Per Share
August 1, 2012	October 15, 2012	October 29, 2012	$0.11
May 1, 2012	July 16, 2012	July 30, 2012	0.10
February 27, 2012	April 16, 2012	April 30, 2012	0.10

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

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $607.3 million for the nine months ended September 30, 2012 and $395.8 million for the nine months ended September 30, 2011.  Significant components of net cash provided by operating activities include:

•                  the 2012 decrease in accounts payable and accrued expenses of $(48.9) million primarily attributable to the payment of the accrued RPI dividend of $426.7 million;

•                  the 2012 increase in restricted cash of $62.7 million primarily attributable to the spin-off of RPI as well as the release of escrows resulting from refinancing; and

•                  in 2011, the decrease in accounts payable and accrued expenses of $(123.0) million primarily attributable to the approximately $115 million payment of the key employee incentive plan, which provided for payment to certain key employees upon successful emergence from bankruptcy, during the first quarter of 2011.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(156.6) million for the nine months ended September 30, 2012 and $246.5 million for the nine months ended September 30, 2011.  Significant components of net cash used in investing activities include:

•                  The 2012 acquisition of interests in 11 Sears anchor pads, $(270.0) million, (Note 3);

•                  The acquisition of the remaining 49% of The Oaks and Westroads, which were previously owned through a joint venture, $(98.3) million (Note 3);

•                  Proceeds from the disposition of 11 investment properties, $192.4 million (Note 4);

•                  2012 distributions received from Unconsolidated Real Estate Affiliates in excess of income primarily related to distributions received from three of our joint ventures $289.4 million;

•                  in 2011, proceeds primarily from the sale of 12 investment properties and a property and cash exchange with a third party, $446.8 million; and

•                  in 2011, acquisition/development costs of $180.5 million, primarily related to two anchor acquisitions and redevelopment projects at existing properties.

Cash Flows from Financing Activities

Net cash used in financing activities was $(385.6) million for the nine months ended September 30, 2012 and $(1.17) billion for the nine months ended September 30, 2011.  Significant components of net cash used in financing activities include:

•                  in 2012, refinanced mortgage notes or obtained new a new mortgage note resulting in net proceeds of $3.89 billion, which were offset by $4.02 billion of principal payments;

•                  in 2012, the cash distribution paid to common stockholders of $(281.1) million, which were offset by the cash distributions reinvested in common stock via the DRIP of $43.8 million;

•                  in 2011, the purchase and cancellation of common stock of $(543.0) million;

•                  in 2011 principal payments and refinancing of our mortgages, notes and loans payable $(455.0) million, net;

•                  in 2011, the cash distributions paid to common stockholders of $(225.8) million; which were offset by cash distributions reinvested in common stock via the DRIP of $80.7 million.

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

Net Operating Income (“NOI”) and Company NOI

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

Company NOI (previously defined as Core NOI) excludes the NOI impacts of non-cash items such as straight-line rent and intangible asset and liability amortization resulting from acquisition accounting.  Mall NOI is Company NOI from our mall portfolio.  We present Company NOI and Company FFO (as defined below), as we believe certain investors and other users of our financial information use them as measures of the Company’s historical operating performance.

Funds From Operations (“FFO”) and Company FFO

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

As with our presentation of Company NOI, Company FFO (previously defined as Core FFO) excludes from FFO certain items that are non-cash and certain non-comparable items such as our Company NOI adjustments, and FFO items such as FFO from discontinued operations, warrant liability adjustment, and interest expense on debt repaid or settled, all as a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Total Company FFO is Company FFO including Company FFO from discontinued operations excluding Company FFO from the spin-off of Rouse Properties, Inc., which is also included in discontinued operations.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI and FFO as they are financial measures widely used in the REIT industry.  In order to provide a better understanding of the relationship between our non-GAAP financial measures of NOI, Company NOI, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of Company NOI and NOI to GAAP operating income (loss) GAAP net income (loss) attributable to common stock holders; a reconciliation of Company FFO and FFO to GAAP net income (loss) attributable to common stockholders has been provided.  None of our non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to common stockholders and none are necessarily indicative of cash available to fund cash needs.  In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company’s ownership share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments for the Company as a whole.

The following tables reconcile Company NOI to operating income (dollars in thousands) for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012	2011
Company NOI	$526,857	$508,110
Company NOI adjustments:
Straight-line rent	22,604	28,737
Above- and below-market leases amortization, net	(27,517)	(36,855)
Real estate tax stabilization agreement	(1,578)	(1,578)
Amortization of below-market ground leases	(1,592)	(1,604)
Total Company NOI adjustments	(8,083)	(11,300)
NOI	518,774	496,810
Less: Company NOI of Unconsolidated Properties	(95,253)	(91,905)
Management fees and other corporate revenues	17,823	14,188
Property management and other costs	(38,903)	(45,455)
General and administrative	(10,045)	(15,441)
Provision for impairment	(98,288)	—
Depreciation and amortization	(208,833)	(226,360)
Noncontrolling interest in NOI of Consolidated Properties and other	2,468	3,592
Operating income	$87,743	$135,429

	For the nine months ended September 30,
	2012	2011
Company NOI	$1,565,610	$1,499,236
Company NOI adjustments:
Straight-line rent	64,224	86,383
Above- and below-market leases amortization, net	(83,681)	(92,862)
Real estate tax stabilization agreement	(4,734)	(4,734)
Amortization of below-market ground leases	(4,787)	(4,841)
Total Company NOI adjustments	(28,978)	(16,054)
NOI	1,536,632	1,483,182
Less: Company NOI of Unconsolidated Properties	(292,116)	(268,371)
Management fees and other corporate revenues	55,646	43,775
Property management and other costs	(119,350)	(137,517)
General and administrative	(31,675)	(18,065)
Provision for impairment	(98,288)	—
Depreciation and amortization	(612,188)	(675,536)
Noncontrolling interest in NOI of Consolidated Properties and other	9,002	9,584
Operating income	$447,663	$437,052

The following tables reconcile Company FFO and FFO to net loss attributable to common stockholders (dollars in thousands) for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012	2011
Company FFO	$230,994	$206,460
Company FFO adjustments:
Company NOI adjustments	(8,083)	(11,300)
Management fees and other corporate revenues	—	11
Property management and other costs(1)	424	(5,308)
General and administrative(1)	—	(4,015)
Interest expense(2)	11,637	2,260
Warrant liability adjustment	(123,381)	337,781
Provision for income taxes	(2,537)	(3,919)
FFO from discontinued operations	1,275	18,335
Total Company FFO adjustments	(120,665)	333,845
Pro rata FFO	110,329	540,305
Depreciation and amortization of capitalized real estate costs	(234,548)	(268,297)
Gains on sales of investment properties	12,302	5,799
Noncontrolling interests in depreciation of Consolidated Properties	1,624	1,559
Provision for impairment excluded from FFO	(98,288)	—
Redeemable noncontrolling interests	1,603	(1,810)
Depreciation and amortization of discontinued operations	(909)	(25,506)
Net (loss) income attributable to common stockholders	$(207,887)	$252,050

(1) Non-comparable costs include bankruptcy-related items such as the reversal of previously accrued bankruptcy costs and gains on settlements, partially offset by legal, professional fees and other restructuring costs.

(2) Interest expense adjustments include default interest, interest expense relating to extinguished debt, mark-to-market adjustments on debt, write-off of mark-to-market adjustments on extinguished debt, and debt extinguishment expenses.

	For the nine months ended September 30,
	2012	2011
Company FFO	$677,585	$594,159
Company FFO adjustments:
Company NOI adjustments	(28,978)	(16,054)
Management fees and other corporate revenues	—	412
Property management and other costs(1)	1,272	(15,704)
General and administrative(1)	—	15,485
Preferred unit distributions	(3,098)	—
Interest expense(2)	41,571	(15,167)
Warrant liability adjustment	(413,081)	319,460
Provision for income taxes	(5,823)	(7,991)
FFO from discontinued operations	17,476	64,376
Total Company FFO adjustments	(390,661)	344,817
Pro rata FFO	286,924	938,976
Depreciation and amortization of capitalized real estate costs	(727,760)	(815,455)
Gain from change in control of investment properties	18,547	—
Gain on sales of investment properties	17,634	8,423
Noncontrolling interests in depreciation of Consolidated Properties	5,347	5,569
Provision for impairment excluded from FFO	(98,288)	—
Provision for impairment excluded from FFO of discontinued operations	(10,393)	—
Redeemable noncontrolling interests	3,753	(386)
Depreciation and amortization of discontinued operations	(9,201)	(82,461)
Net (loss) income attributable to common stockholders	$(513,437)	$54,666

(1) Non-comparable costs include bankruptcy-related items such as the reversal of previously accrued bankruptcy costs and gains on settlements, partially offset by legal, professional fees and other restructuring costs.

(2) Interest expense adjustments include default interest, interest expense relating to extinguished debt, mark-to-market adjustments on debt, write-off of mark-to-market adjustments on extinguished debt, and debt extinguishment expenses.

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

Tax Indemnification Liability

Pursuant to the Investment Agreements, we have indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability.  Trial is expected in November 2012; however, a decision is not expected until late 2013. We have accrued $303.8 million as of September 30, 2012 and December 31, 2011 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.  The aggregate liability of $325.4 million represents management’s best estimate of our liability as of September 30, 2012, which will be periodically evaluated in the aggregate.  We do not expect to make any significant payments on the tax indemnification liability within the next 12 months.

ITEM 1A                  RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report, with the exception of the risk factors below.

Our ownership may change as a result of the exercise of the outstanding warrants by the Plan Sponsors:

As of September 30, 2012, the effect of the exercise of all of the outstanding 120,000,000 warrants for 133,116,000 issuable shares of common stock, assuming the election to net settle the warrants in shares as allowed per the agreement, would increase the number of shares outstanding by 67,659,214 shares from 938,619,521 to 1,006,278,735. Further, the exercise of the warrants would result in an increase in the number of shares outstanding of the ownership of the Plan Sponsors and Blackstone from 50% to 54%.

We may not be able to refinance, extend or repay our Consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates

As of September 30, 2012, our proportionate share of total debt, including the Junior Subordinated Notes, aggregated $19.14 billion consisting of our consolidated debt, net of noncontrolling interest, of $16.20 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of $2.94 billion.  There are no additional amounts maturing in 2012.  Of our proportionate share of total debt, $2.86 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder.  There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans.  If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

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

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                        Consolidated Financial Information of GGP-TRC, LLC, a subsidiary of General Growth Properties, Inc.

101                           The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, has been filed with the SEC on November 5, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2012.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: November 5, 2012	By:	/s/ Michael Berman
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

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                        Consolidated Financial Information of GGP-TRC, LLC, a subsidiary of General Growth Properties, Inc.

101 *                 The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, has been filed with the SEC on November 5, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.