Form 10-K
period 2012-12-31
General Growth Properties, Inc.
filed 2013-02-28
CIK 1496048

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

          Indicate by check mark whether the registrant, the registrant's predecessor or its subsidiaries have filed all reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒    NO ☐

          On June 30, 2012, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $10.5 billion based upon the closing price of the common stock on such date.

          As of February 25, 2013, there were 939,357,189 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the annual stockholders meeting to be held on May 10, 2013 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2012

i

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

PART I

ITEM 1.    BUSINESS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of General Growth Properties, Inc. ("GGP" or the "Company") and related notes, as included in this Annual Report on Form 10-K (this "Annual Report"). The terms "we," "us" and "our" may also be used to refer to GGP and its subsidiaries (or, in certain contexts, the Predecessor (as defined below) and its subsidiaries). GGP, a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". GGP is the successor registrant, by merger on November 9, 2010 (the "Effective Date") to GGP, Inc. (the "Predecessor"). The Predecessor had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code ("Chapter 11") and emerged from bankruptcy, pursuant to a plan of reorganization (the "Plan") on the Effective Date as described below.

Our Company and Strategy

        Our primary business is to be an owner and operator of best-in-class malls that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. The majority of our properties are located in the United States; however, we also own interests in regional malls in Brazil.

        We own entirely or with joint venture partners 144 regional malls (126 domestic and 18 in Brazil) comprising approximately 135 million square feet. The U.S. regional mall portfolio generated tenant sales of $545 per square foot during 2012; including 70 Class A malls generating average tenant sales of $635 per square foot and contributing approximately 68% of our share of Company net operating income (as defined in Item 6). The quality of our portfolio is further summarized in the table below.

Top Regional Malls	2012 Occupancy	2012 Sales psf	2011 Sales psf	Sales Growth	% of Company NOI
Top 10 Malls	97.2%	$1,167	$993	17.5%	17.2%
Top 30 Malls	97.4%	$837	$745	12.3%	35.2%
Top 50 Malls	97.3%	$728	$667	9.1%	53.5%
Top 100 Malls	96.7%	$584	$545	7.0%	85.3%
All U.S. Regional Malls	96.1%	$545	$512	6.6%	94.2%
Brazil	96.3%	$604	$549	10.0%	2.2%

        Our company's internal growth is focused on three major areas:

  (1)
  increasing occupancy,

  (2)
  increasing rental revenues, and

  (3)
  investing in redevelopments within our existing portfolio.

        Since December 31, 2011, not only has our occupancy risen, but more importantly the level of long-term, or "permanent" occupancy, has increased from 87.5% as of December 31, 2011 to 89.6% as of December 31, 2012. During this same period, we have seen an expansion of the spread, or variance, between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2012 exhibited initial rents that were 10.2% higher than the final rents paid on expiring leases. We identified $1.6 billion of redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We anticipate generating stabilized returns in the high single to low double digits on these projects as they commence operations. The internal growth drivers within our existing portfolio are strongly complemented by the industry's expected lack of new supply of mall space over the next five years and the anticipated resilient demand for space from retailers, both domestic and international.

        We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

        Our operational strategies include the following:

  •
  increase the permanent occupancy of our regional mall portfolio by converting temporary (or short-term) leases to permanent (or long-term) leases and leasing currently vacant space;

  •
  renew or replace expiring leases at rental rates greater than those on expiring leases;

  •
  opportunistically acquire whole or partial interests in high-quality regional malls and anchor pads;

  •
  continue executing on our existing redevelopment strategy and seek additional opportunities within our portfolio for redevelopment;

  •
  dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, strip centers and regional malls; and

  •
  lower borrowing costs by refinancing debt and reduce refinancing risk by laddering maturities.

Transactions

        During 2012, we completed transactions achieving operational goals that promote our long-term strategy as summarized below (figures shown represent our proportionate share):

  •
  acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for $270.0 million. This portfolio represents a significant opportunity to recapture valuable real estate within our portfolio and allows us to execute expansion and redevelopment opportunities, including re-tenanting the anchor space and adding new in-line GLA;

  •
  acquired fee or leasehold interest in seven anchor pads totaling 945 thousand square feet of GLA for $36.7 million, which allows us to recapture real estate in our portfolio and provides us with redevelopment opportunities;

  •
  acquired the remaining 49% interest in The Oaks and Westroads, previously owned through a joint venture, for $191.1 million which included the assumption of our incremental share of debt of $93.7 million;

  •
  acquired an additional interest in Aliansce Shopping Centers S.A. ("Aliansce") from certain affiliates of Pershing Square Capital Management, L.P. for $195.2 million. The additional 14.1% interest increased our total investment in our Brazilian Unconsolidated Real Estate Affiliate (Note 7 and Item 2);

  •
  decreased our borrowing costs by lowering the associated interest rate 110 basis points, lengthened our overall remaining term-to-maturity and generated net proceeds of $1.4 billion by refinancing $7.0 billion of debt;

  •
  repaid $949.6 million of unsecured corporate bonds and called for early redemption of an additional approximately $92 million of unsecured corporate bonds in early 2013;

  •
  completed the spin-off of a 30-property portfolio ("RPI Spin-Off"), disposing of non-core assets and decreasing our outstanding mortgage loans by $1.1 billion;

  •
  sold our interests in non-core assets including an office portfolio, three office properties, 11 strip centers/other retail, seven regional malls and an anchor box totaling approximately seven million square feet of GLA of for $524.5 million, which reduced our property level debt by $320.6 million. These sales generated net proceeds of $239.1 million that will be reinvested within our portfolio; and

  •
  increased our first quarter 2013 dividend 9% to $.12 per share from $.11 per share.

Segments

        We operate in a single reportable segment, which includes the ownership, operation, management and selective re-development of our Consolidated Properties and Unconsolidated Properties, which are primarily regional malls. As of December 31, 2012, our segment was comprised of 126 regional malls in the United States and 18 malls in Brazil, eight strip centers totaling 1.6 million square feet, primarily in the Western region of the United States, as well as seven stand-alone office buildings totaling 0.9 million square feet, concentrated in Columbia, Maryland.

        Each of our operating properties is deemed an individual operating segment for accounting principles generally accepted in the United States of America ("GAAP") since each property's financial operations are discrete and managed independently. Further, the Company's portfolio is primarily located in the United States and, for 2012, no individual property comprised over 10% of total revenues.

        For the year ended December 31, 2012, our largest tenant, Limited Brands, (based on common parent ownership) accounted for approximately 3% of rents. Four tenants, in aggregate, Limited Brands, The Gap, Foot Locker, and Abercrombie & Fitch, comprised approximately 10% of rents for 2012.

Competition

        We compete for tenants and visitors to our malls with other malls in close proximity, regardless of owner. In order to maintain and increase our mall's competitive position within its marketplace we do the following:

  •
  strategically arrange the physical location of the merchants within each mall to enforce a merchandising strategy that promotes cross-shopping and maximizes sales;

  •
  introduce new concepts to the mall which may include restaurants, theaters, new retailers;

  •
  implement marketing campaigns to attract people to the mall;

  •
  invest capital to maintain and improve the malls' aesthetic and infrastructure, including major redevelopments to further create the malls as a destination.

        We believe the high-quality of our regional malls enables us to compete effectively for retailers and consumers.

Environmental Matters

        Under various Federal, state and local laws and regulations, an owner of real estate may be liable for the costs of remediation of certain hazardous or toxic substances on such real estate. These laws may impose liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The costs of remediation may be substantial and may adversely affect the owner's ability to sell or borrow against such real estate as collateral. In connection with the ownership and operation of our properties, we, or the relevant joint venture through which the property is owned, may be liable for such costs.

        Substantially all of our properties have been subject to a Phase I environmental site assessment, which is intended to evaluate the environmental condition of the subject property and its surroundings. Phase I environmental assessments typically include a historical review, a public records review, a site visit and interviews, but do not include sampling or subsurface investigations.

        To date, the Phase I environmental site assessments have not revealed any environmental conditions that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that these assessments do not reveal all potential environmental liabilities or that conditions have changed since the assessment was prepared (typically, at the time the property was purchased or developed).

        See Risk Factors regarding additional discussion of environmental matters.

Other Policies

        The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Investment Policies

        Our primary business is to own and operate best-in-class malls that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. The majority of our properties are located in the United States; however, we may also own interests in regional malls and property management activities outside the United States such as in Brazil. The Company elected to be treated as a REIT commencing with the taxable year beginning July 1, 2010, its date of incorporation. REIT limitations restrict us from making an investment that would cause our real estate assets to be less than 75% of our total assets. In addition, at least 75% of our gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. At least 95% of our income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

        Subject to REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of a general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies.

Financing Policies

        We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. We generally seek to finance individual properties on a secured basis. However, mortgage financing instruments usually limit additional indebtedness on those properties. Typically, we invest in or form separate legal entities to assist us in obtaining permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party or as a securitized financing. For securitized financings, we create separate legal entities to own the properties. These legal entities are structured so that they would not necessarily be consolidated in the event we became subject to a bankruptcy proceeding or liquidation. We decide upon the structure of the financing based upon the best terms available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of legal entities owning consolidated properties as part of our consolidated indebtedness.

        We are party to a revolving credit facility and publically traded bonds that require us to satisfy certain affirmative and negative covenants and to meet financial ratios and tests, which may include ratios and tests based on leverage, interest coverage and net worth.

        If our Board of Directors determines to seek additional capital, we may raise that capital through additional public equity or preferred equity offerings, public debt offerings, debt financing, retention of cash flows, by creating joint ventures with existing ownership interests in properties or a combination of these methods. Our ability to retain cash flows is limited by the requirement for REITs to pay tax on or distribute 100% of their capital gains income and distribute at least 90% of their taxable income. Our desire is to avoid entity level U.S. Federal income tax by distributing 100% of our capital gains and ordinary taxable income.

        If our Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. The Plan Sponsors (as defined in Note 2) have preemptive rights to purchase our common stock as necessary to allow them to maintain their respective proportional ownership interest in GGP on a fully diluted basis. Any such offering could dilute a stockholder's investment in us.

        We implemented our dividend reinvestment plan in which primarily all stockholders are entitled to participate. However, we may determine to pay dividends in a combination of cash and shares of common stock.

Conflict of Interest Policies

        We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for NYSE companies. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our Related Party Transaction Policy, including such transactions with Brookfield Investor, our largest stockholder. Refer to Note 10 for further discussion.

Policies With Respect To Certain Other Activities

        We intend to make investments which are consistent with our qualification as a REIT, unless the Board of Directors determines that it is no longer in our best interests to qualify as a REIT. We have authority to offer shares of our common stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may issue shares of our common stock, or cash at our option, to holders of units of limited partnership interest in the Operating Partnership in future periods upon exercise of such holders' rights under the Operating Partnership agreement. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate.

Bankruptcy and Reorganization

        In April 2009, the Predecessor and certain of its domestic subsidiaries (the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the bankruptcy court of the Southern District of New York (the "Bankruptcy Court"). On October 21, 2010, the Bankruptcy Court entered an order confirming the Plan. Pursuant to the Plan, prepetition creditor claims were satisfied in full and equity holders received newly issued common stock in GGP and in Howard Hughes Corporation ("HHC"). After that distribution, HHC became a publicly-held company, majority-owned by the Predecessor's previous stockholders. GGP has no remaining interest in HHC as of the Effective Date.

        The Plan was based on the agreements (collectively, as amended and restated, the "Investment Agreements") with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (the "Brookfield Investor") an affiliate of Fairholme Funds Inc. ("Fairholme"), and an affiliate of Pershing Square Capital Management, L.P. ("Pershing Square") and collectively ("the Plan Sponsors"). The Plan Sponsors also entered into an agreement with affiliates of the Blackstone Group ("Blackstone"). Pursuant to the terms of the Investment Agreement, the Plan Sponsors and Blackstone were issued 120 million warrants (the "Warrants") to purchase common stock of GGP. Refer to Note 10 for further discussion of the Warrants.

Employees

        As of January 25, 2013, we had approximately 1,670 employees.

Insurance

        We have comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. Our management believes that such insurance provides adequate coverage.

Qualification as a REIT and Taxability of Distributions

        The Predecessor qualified as a real estate investment trust pursuant to the requirements contained in Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). For 2010, 2011 and 2012, the Company met their distribution requirements to its common stockholders as provided for in Section 857 of the Code wherein a dividend declared in October, November or December but paid in January of the following year will be considered a prior year dividend for all purposes of the Code (Note 9). The Company elected to be taxed as a REIT commencing with the taxable year beginning July 2010, its date of incorporation and the Company intends to maintain REIT status, and therefore our operations will not be subject to Federal tax on real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2012, 2011 and 2010 has been presented in Note 9 to the Consolidated Financial Statements.

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

ITEM 1A.    RISK FACTORS

Business Risks

Regional and local economic conditions may adversely affect our business

        Our real property investments are influenced by the regional and local economy, which may be negatively impacted by increased unemployment, increased federal income and payroll taxes, increased state and local taxes, industry slowdowns, lack of availability of consumer credit, increased levels of consumer debt, poor housing market conditions, adverse weather conditions, natural disasters, plant closings, and other factors. Similarly, local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the supply and creditworthiness of current and prospective tenants may affect the ability of our properties to generate significant revenue.

Economic conditions, especially in the retail sector, may have an adverse effect on our revenues and available cash

        Unemployment, increased federal income and payroll taxes, increased state and local taxes, weak income growth, tight credit and the need to pay down existing obligations may negatively impact consumer spending. Given these economic conditions, we believe there is a risk that the sales at stores operating in our malls may be adversely affected. This may hinder our ability to implement our strategies and may have an unfavorable effect on our operations and our ability to attract new tenants.

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

The bankruptcy or store closures of national tenants, which are tenants with chains of stores in many of our properties, may adversely affect our revenues

        Our leases generally contain provisions designed to ensure the creditworthiness of the tenant. However, companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. As a result, the bankruptcy or closure of a national tenant may adversely affect our revenues.

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

        The ownership limit.    Generally, for us to qualify as a REIT under the Code for a taxable year, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer "individuals" at any time during the last half of such taxable year. Our charter provides that no one individual may own more than 9.9% of the outstanding shares of capital stock unless our board of directors provides a waiver from the ownership restrictions, which the Investment Agreements contemplate subject to the applicable Plan Sponsor making certain representations and covenants. Brookfield Investor currently owns approximately 38% of the outstanding shares of capital stock, excluding the effect of shares issuable upon exercise of the Warrants (refer to Item 7 and Note 10). The Code defines "individuals" for purposes of the requirement described above to include some types of entities. However, our certificate of incorporation also permits us to exempt a person from the ownership limit described therein upon the satisfaction of certain conditions which are described in our certificate of incorporation.

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

There is a risk of investor influence over our company that may be adverse to our best interests and those of our other shareholders

        Brookfield Investor and Pershing Square still own, in the aggregate, a significant portion of the shares of our common stock (excluding shares issuable upon the exercise of Warrants) as of December 31, 2012. The effect of the exercise of the Warrants by Brookfield Investor or the election to receive future dividends in the form of common stock, would further increase their ownership.

        As a result of transactions occurring on December 31, 2012 and January 28, 2013 (refer to Item 7 and Note 10 for discussion), the Brookfield Investor is now the sole third party owner of the Warrants, representing 73.9 million Warrants or approximately 83 million common stock equivalents. As of January 3, 2013, the Brookfield Investor's potential ownership of the Company, including the effect of shares issuable upon exercise of the Warrants, is 43.1%, which is stated in their Form 13D filed on the same date. A sensitivity analysis of Brookfield Investor's potential ownership is presented in Item 7.

        After these transactions, Brookfield Investor has the option with 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 65,000,000 shares of common stock) or net share settle (i.e. receive shares in common stock equivalent to the intrinsic value of the warrant at the time of exercise). The remaining 16,400,000 Warrants held by Brookfield Investor must be net share settled. Due to the Warrants, Brookfield Investor's potential ownership amount will change due to payments of dividends and changes in our stock price.

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

        As long as the Plan Sponsors and any other substantial stockholder own, directly or indirectly, a substantial portion of our outstanding shares, subject to the terms of the standstill agreements and were they to act in a coordinated manner, they would be able to exert significant influence over us, including:

  •
  the composition of our board of directors, including the right of Brookfield Investor to designate three directors as long as they own 20% or greater as stated under the Investment Agreements, and, through it, any determination with respect to our business;

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

Liquidity Risks

Our indebtedness could adversely affect our financial health and operating flexibility

        As of December 31, 2012, we have $19.2 billion aggregate principal amount of indebtedness outstanding at our pro rata share, net of noncontrolling interest, which includes $3.1 billion of our share of unconsolidated debt. Our indebtedness may have important consequences to us and the value of our common stock, including:

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

Our debt contains restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions or operate our business

        The terms of certain of our debt will require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest coverage and net worth, or to satisfy similar tests as a precondition to incurring additional debt. We entered into a $1.0 billion revolving credit facility in April 2012 containing such covenants and restrictions. In addition, certain of our indebtedness that was reinstated in connection with the Plan contains restrictions. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

  •
  incur indebtedness;

  •
  create liens on assets;

  •
  sell assets;

  •
  manage our cash flows;

  •
  transfer assets to other subsidiaries;

  •
  make capital expenditures;

  •
  engage in mergers and acquisitions; and

  •
  make distributions to equity holders, including holders of our common stock.

        Further, our ability to incur debt under the indentures governing the unsecured corporate bonds issued by TRCLLC which are expected to remain outstanding through November 2015 (with maturities from 2013), is determined by the calculation of several covenant tests, including ratios of secured debt to gross assets and total debt to gross assets. We expect that TRCLLC and its subsidiaries may need to refinance project-level debt prior to 2015, and our ability to refinance such debt may be limited by these ratios and any potential non-compliance with the covenants may result in TRCLLC seeking other sources of capital, including investments from us, or may result in a default on the reinstated unsecured corporate bonds. Our current plan with respect to the 2013 maturities in to pay down the amount with available capital.

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

We may not be able to refinance, extend or repay our Consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates

        As of December 31, 2012, our proportionate share of total debt, including the $206.2 million of Junior Subordinated Notes, aggregated $19.2 billion consisting of our consolidated debt, net of noncontrolling interest, of $16.1 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of $3.1 billion. Of our proportionate share of total debt, $1.6 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder. There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans. If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

We may not be able to raise capital through financing activities

        Substantially all of our assets are encumbered by property-level indebtedness; therefore, we may be limited in our ability to raise additional capital through property level or other financings. In addition, our ability to raise additional capital could be limited to refinancing existing secured mortgages before their maturity date which may result in yield maintenance or other prepayment penalties to the extent that the mortgage is not open for prepayment at par.

We may not be able to raise capital through the sale of properties, including the strategic sale of non-core assets at prices we believe are appropriate

        We desire to opportunistically sell non-core assets, such as stand-alone office buildings, community shopping centers and certain regional malls. Our ability to sell our properties to raise capital may be limited. The retail economic climate negatively affects the value of our properties and therefore reduces our ability to sell these properties on acceptable terms. Our ability to sell our properties could be affected by the availability of credit, which could increase the cost and difficulty for potential purchasers to acquire financing, as well as by the illiquid nature of real estate. For example, as part of our strategy to further de-lever our balance sheet in order to build liquidity and optimize our portfolio, we plan to reposition certain of our underperforming properties. If we cannot reposition these properties on terms that are acceptable to us, we may not be able to de-lever and realize our strategy of building liquidity and optimizing our portfolio. See "Business Risks" for a further discussion of the effects of the retail economic climate on our properties, as well as the illiquid nature of our investments in our properties.

Risks Related to the Distribution of HHC

We have indemnified HHC for certain tax liabilities

        Pursuant to the Investment Agreements, we have indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to certain taxes related to sales in the Predecessor's Master Planned Communities segment prior to March 31, 2010, in an amount up to $303.8 million as reflected in our consolidated financial statements as of December 31, 2012 and 2011. Under certain circumstances, the Company has also agreed to be responsible for interest or penalties attributable to such taxes in excess of $303.8 million.

FORWARD-LOOKING INFORMATION

        Refer to Item 7.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our investments in real estate as of December 31, 2012 consisted of our interests in regional malls, strip centers and stand-alone office properties. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options. We manage all of our U.S. regional malls. However, our stand-alone offices and certain strip centers are managed by a third party property management company. Information regarding encumbrances on our properties is included in here and Schedule III of this Annual Report.

        Mall and freestanding GLA includes in-line mall shop and outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a regional mall) and excludes anchors.

        Anchors have traditionally been a major component of a regional mall and play an important role in maintaining customer traffic and making the centers in our retail portfolio desirable locations for mall store tenants. Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to mall store tenants. We also typically enter into long-term reciprocal agreements with anchors that provide for, among other things, mall and anchor operating covenants and anchor expense participation. The regional malls in our retail portfolio receive a smaller percentage of their operating income from anchors than from stores (other than anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center.

        The following sets forth certain information regarding our properties including regional malls, stand-alone offices, strip centers and other retail as of December 31, 2012:

U.S. REGIONAL MALLS

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased(2)	Anchors
Consolidated U.S. Regional Malls
1	Ala Moana Center(3)	Honolulu, HI	100%	2,381,168	973,719	98.0%	Macy's, Neiman Marcus, Sears, Nordstrom
2	Apache Mall(3)	Rochester, MN	100%	752,990	269,998	98.7%	Herberger's, JCPenney, Macy's, Sears
3	Augusta Mall(3)	Augusta, GA	100%	1,097,797	500,574	99.8%	Dillard's, JCPenney, Macy's, Sears
4	Baybrook Mall	Friendswood (Houston), TX	100%	1,253,978	436,442	100.0%	Dillard's, JCPenney, Macy's, Sears
5	Bayside Marketplace(3)	Miami, FL	100%	218,695	218,695	95.6%	—
6	Beachwood Place	Beachwood, OH	100%	911,039	346,692	96.0%	Dillard's, Nordstrom, Saks Fifth Avenue
7	Bellis Fair	Bellingham (Seattle), WA	100%	775,210	356,280	99.3%	JCPenney, Kohl's, Macy's, Sears, Target
8	Boise Towne Square(3)	Boise, ID	100%	1,098,683	425,413	96.8%	Dillard's, JCPenney, Macy's, Sears, Kohl's
9	Brass Mill Center	Waterbury, CT	100%	1,180,000	396,105	91.2%	Burlington Coat Factory, JCPenney, Macy's, Sears
10	Burlington Town Center(3)	Burlington, VT	100%	356,212	154,842	90.5%	Macy's
11	Coastland Center(3)	Naples, FL	100%	925,084	334,694	90.6%	Dillard's, JCPenney, Macy's, Sears
12	Columbia Mall	Columbia, MO	100%	736,131	315,071	90.7%	Dillard's, JCPenney, Sears, Target
13	Columbiana Centre	Columbia, SC	100%	826,166	267,189	98.0%	Belk, Dillard's, JCPenney, Sears
14	Coral Ridge Mall	Coralville (Iowa City), IA	100%	1,065,851	524,890	99.0%	Dillard's, JCPenney, Sears, Target, Younkers
15	Coronado Center(3)	Albuquerque, NM	100%	1,147,896	401,871	98.7%	JCPenney, Kohl's, Macy's, Sears
16	Crossroads Center	St. Cloud, MN	100%	890,614	367,172	96.8%	JCPenney, Macy's, Sears, Target
17	Cumberland Mall	Atlanta, GA	100%	1,031,858	383,874	97.4%	Costco, Macy's, Sears
18	Deerbrook Mall	Humble (Houston), TX	100%	1,207,650	554,110	99.8%	Dillard's, JCPenney, Macy's, Sears
19	Eastridge Mall WY	Casper, WY	100%	543,366	253,570	83.5%	JCPenney, Macy's, Sears, Target
20	Eastridge Mall CA	San Jose, CA	100%	1,305,646	633,385	99.3%	JCPenney, Macy's, Sears
21	Eden Prairie Center	Eden Prairie (Minneapolis), MN	100%	1,137,690	404,048	98.6%	Kohl's, Sears, Target, Von Maur, JCPenney
22	Fashion Place(3)	Murray, UT	100%	1,045,794	445,016	99.4%	Dillard's, Nordstrom, Sears
23	Fashion Show	Las Vegas, NV	100%	1,796,725	663,437	98.9%	Bloomingdale's Home, Dillard's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue
24	Four Seasons Town Centre	Greensboro, NC	100%	1,120,148	450,412	91.4%	Belk, Dillard's, JCPenney
25	Fox River Mall	Appleton, WI	100%	1,212,320	617,406	96.8%	JCPenney, Macy's, Sears, Target, Younkers
26	Glenbrook Square	Fort Wayne, IN	100%	1,227,351	450,481	95.0%	JCPenney, Macy's, Sears, Bon Ton
27	Governor's Square(3)	Tallahassee, FL	100%	1,021,824	330,219	97.7%	Dillard's, JCPenney, Macy's, Sears
28	Grand Teton Mall	Idaho Falls, ID	100%	627,133	209,934	99.8%	Dillard's, JCPenney, Macy's, Sears
29	Greenwood Mall	Bowling Green, KY	100%	845,203	416,150	99.4%	Dillard's, JCPenney, Macy's, Sears
30	Hulen Mall	Ft. Worth, TX	100%	994,561	397,991	98.2%	Dillard's, Macy's, Sears
31	Jordan Creek Town Center	West Des Moines, IA	100%	1,304,560	721,723	98.8%	Dillard's, Younkers
32	Lakeside Mall	Sterling Heights, MI	100%	1,507,186	486,468	84.2%	JCPenney, Lord & Taylor, Macy's, Macy's Mens & Home, Sears
33	Lynnhaven Mall	Virginia Beach, VA	100%	1,234,089	582,697	96.8%	Dillard's, JCPenney, Macy's
34	Mall Of Louisiana	Baton Rouge, LA	100%	1,563,985	614,736	97.7%	Dillard's, JCPenney, Macy's, Sears
35	Mall Of The Bluffs(10)	Council Bluffs (Omaha, NE), IA	100%	701,830	375,608	63.6%	Dillard's, Sears

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased(2)	Anchors
36	Mall St. Matthews	Louisville, KY	100%	1,017,342	501,637	97.9%	Dillard's, Dillard's Men's & Home, JCPenney
37	Market Place Shopping Center	Champaign, IL	100%	952,078	416,332	96.9%	Bergner's, JCPenney, Macy's, Sears
38	Mayfair	Wauwatosa (Milwaukee), WI	100%	1,515,544	613,844	99.7%	Boston Store, Macy's
39	Meadows Mall	Las Vegas, NV	100%	944,954	308,101	97.3%	Dillard's, JCPenney, Macy's, Sears
40	Mondawmin Mall	Baltimore, MD	100%	440,167	374,850	98.0%	—
41	Newgate Mall(3)	Ogden (Salt Lake City), UT	100%	693,026	347,146	93.3%	Dillard's, Sears
42	North Point Mall	Alpharetta (Atlanta), GA	100%	1,333,867	430,866	97.3%	Dillard's, JCPenney, Macy's, Sears, Von Maur
43	North Star Mall	San Antonio, TX	100%	1,245,687	550,363	99.4%	Dillard's, Macy's, Saks Fifth Avenue, JCPenney
44	Northridge Fashion Center	Northridge (Los Angeles), CA	100%	1,464,912	640,469	97.2%	JCPenney, Macy's, Sears
45	Northtown Mall(3)	Spokane, WA	100%	1,000,694	481,814	85.8%	JCPenney, Kohl's, Macy's, Sears
46	Oak View Mall	Omaha, NE	100%	861,985	257,725	89.8%	Dillard's, JCPenney, Sears, Younkers
47	Oakwood Center	Gretna, LA	100%	789,322	275,294	98.1%	Dillard's, JCPenney, Sears
48	Oakwood Mall	Eau Claire, WI	100%	813,127	398,283	95.3%	JCPenney, Macy's, Sears, Younkers
49	Oglethorpe Mall	Savannah, GA	100%	943,938	407,354	97.6%	Belk, JCPenney, Macy's, Sears
50	Oxmoor Center(3)	Louisville, KY	100%	925,360	358,150	96.3%	Macy's, Sears, Von Maur
51	Paramus Park(3)	Paramus, NJ	100%	765,054	305,997	95.9%	Macy's, Sears
52	Park City Center	Lancaster (Philadelphia), PA	100%	1,440,100	540,203	95.2%	Bon Ton, Boscov's, JCPenney, Kohl's, Sears
53	Park Place	Tucson, AZ	100%	1,058,238	476,781	98.6%	Dillard's, Macy's, Sears
54	Peachtree Mall	Columbus, GA	100%	817,899	296,684	90.2%	Dillard's, JCPenney, Macy's, Parisian
55	Pecanland Mall	Monroe, LA	100%	965,490	350,054	97.2%	Belk, Dillard's, JCPenney, Sears, Burlington Coat Factory
56	Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	100%	1,131,322	350,047	97.3%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Macy's Home Store, Sears
57	Pine Ridge Mall(3)	Pocatello, ID	100%	625,502	190,174	73.3%	Herberger's, JCPenney, Sears, Shopko
58	Pioneer Place(3)	Portland, OR	100%	634,175	346,649	89.2%	—
59	Prince Kuhio Plaza(3)	Hilo, HI	100%	477,831	291,411	96.0%	Macy's, Sears
60	Providence Place(3)	Providence, RI	100%	1,260,839	747,148	98.2%	JCPenney, Macy's, Nordstrom
61	Provo Towne Centre(3)(4)	Provo, UT	75%	792,056	300,337	86.2%	Dillard's, JCPenney, Sears
62	Red Cliffs Mall	St. George, UT	100%	440,355	148,020	96.5%	Dillard's, JCPenney, Sears
63	Ridgedale Center	Minnetonka, MN	100%	1,028,181	325,801	89.8%	JCPenney, Macy's, Sears
64	River Hills Mall	Mankato, MN	100%	716,924	352,982	97.7%	Herberger's, JCPenney, Sears, Target
65	Rivertown Crossings	Grandville (Grand Rapids), MI	100%	1,269,974	634,349	94.6%	JCPenney, Kohl's, Macy's, Sears, Younkers
66	Rogue Valley Mall	Medford (Portland), OR	100%	640,294	283,310	87.7%	JCPenney, Kohl's, Macy's, Macy's Home Store
67	Sooner Mall	Norman, OK	100%	471,062	204,157	100.0%	Dillard's, JCPenney, Sears
68	Southwest Plaza	Littleton (Denver), CO	100%	1,393,417	694,808	88.8%	Dillard's, JCPenney, Macy's, Sears
69	Spokane Valley Mall(3)(4)	Spokane, WA	75%	856,529	345,397	95.8%	JCPenney, Macy's, Sears
70	Staten Island Mall	Staten Island, NY	100%	1,276,933	536,419	96.1%	Macy's, Sears, JCPenney
71	Stonestown Galleria	San Francisco, CA	100%	907,945	424,233	95.8%	Macy's, Nordstrom
72	The Crossroads	Portage (Kalamazoo), MI	100%	769,274	266,314	93.0%	Burlington Coat Factory, JCPenney, Macy's, Sears
73	The Gallery At Harborplace	Baltimore, MD	100%	395,675	131,904	84.9%	—
74	The Grand Canal Shoppes(3)	Las Vegas, NV	100%	486,579	452,165	99.0%	—
75	The Maine Mall(3)	South Portland, ME	100%	1,008,727	510,221	99.1%	JCPenney, Macy's, Sears, Bon Ton
76	The Mall In Columbia	Columbia, MD	100%	1,398,782	598,614	97.9%	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased(2)	Anchors
77	The Oaks Mall	Gainesville, FL	100%	902,384	344,517	97.5%	Belk, Dillard's, JCPenney, Macy's, Sears
78	The Parks At Arlington	Arlington (Dallas), TX	100%	1,509,784	696,982	99.4%	Dillard's, Jcpenney, Macy's, Sears
79	The Shoppes At Buckland Hills	Manchester, CT	100%	1,038,187	525,576	89.9%	JCPenney, Macy's, Macy's Mens & Home, Sears
80	The Shoppes At The Palazzo(3)	Las Vegas, NV	100%	288,792	204,049	90.2%	Barneys New York
81	The Shops At Fallen Timbers	Maumee, OH	100%	594,480	332,978	96.6%	Dillard's, JCPenney
82	The Shops at La Cantera(4)	San Antonio, TX	75%	1,292,261	593,507	98.7%	Dillard's, Macy's, Neiman Marcus, Nordstrom
83	The Streets At Southpoint(4)	Durham, NC	94%	1,335,967	609,620	98.6%	Hudson Belk, JCPenney, Macy's, Nordstrom, Sears
84	The Woodlands Mall	Woodlands (Houston), TX	100%	1,352,292	569,903	98.8%	Dillard's, JCPenney, Macy's, Sears
85	Town East Mall	Mesquite (Dallas), TX	100%	1,225,902	416,516	98.3%	Dillard's, JCPenney, Macy's, Sears
86	Tucson Mall(3)	Tucson, AZ	100%	1,290,560	621,797	97.7%	Dillard's, JCPenney, Macy's, Sears
87	Tysons Galleria(3)	McLean (Washington, D.C.), VA	100%	814,643	302,710	99.5%	Macy's, Neiman Marcus, Saks Fifth Avenue
88	Valley Plaza Mall	Bakersfield, CA	100%	1,176,167	519,199	97.9%	JCPenney, Macy's, Sears, Target
89	Visalia Mall	Visalia, CA	100%	438,631	181,631	92.6%	JCPenney, Macy's
90	Westlake Center	Seattle, WA	100%	102,859	102,859	87.7%	—
91	Westroads Mall	Omaha, NE	100%	1,068,457	539,055	95.8%	JCPenney, Von Maur, Younkers
92	White Marsh Mall	Baltimore, MD	100%	1,160,504	437,149	94.9%	Boscov's, JCPenney, Macy's, Macy's Home Store, Sears
93	Willowbrook(3)	Wayne, NJ	100%	1,522,922	492,862	98.1%	Bloomingdale's, Lord & Taylor, Macy's, Sears
94	Woodbridge Center	Woodbridge, NJ	100%	1,666,193	649,519	96.7%	JCPenney, Lord & Taylor, Macy's, Sears, Boscov's

		Total Consolidated U.S. Regional Malls		93,798,578	39,887,748

Unconsolidated U.S. Regional Malls
95	Alderwood	Lynnwood (Seattle), WA	50%	1,285,040	579,142	97.9%	JCPenney, Macy's, Nordstrom, Sears
96	Altamonte Mall	Altamonte Springs (Orlando), FL	50%	1,155,734	477,186	96.9%	Dillard's, JCPenney, Macy's, Sears
97	Bridgewater Commons	Bridgewater, NJ	35%	992,445	395,770	97.7%	Bloomingdale's, Lord & Taylor, Macy's
98	Carolina Place	Pineville (Charlotte), NC	50%	1,157,019	383,517	97.8%	Belk, Dillard's, JCPenney, Macy's, Sears
99	Christiana Mall	Newark, DE	50%	1,112,243	470,931	99.6%	JCPenney, Macy's, Nordstrom, Target
100	Clackamas Town Center	Happy Valley, OR	50%	1,376,091	601,249	96.5%	JCPenney, Macy's, Macy's Home Store, Nordstrom, Sears
101	First Colony Mall	Sugar Land, TX	50%	1,123,239	504,191	98.1%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's
102	Florence Mall	Florence (Cincinnati, OH), KY	50%	947,485	395,078	93.9%	JCPenney, Macy's, Macy's Home Store, Sears
103	Galleria At Tyler(3)	Riverside, CA	50%	1,007,103	538,895	99.4%	JCPenney, Macy's, Nordstrom
104	Glendale Galleria(3)	Glendale, CA	50%	1,461,321	493,144	95.7%	JCPenney, Macy's, Nordstrom, Target, Bloomingdale's
105	Kenwood Towne Centre(3)	Cincinnati, OH	50%	1,161,021	519,700	98.9%	Dillard's, Macy's, Nordstrom
106	Mizner Park(3)	Boca Raton, FL	50%	516,833	177,519	96.2%	Lord & Taylor
107	Natick Mall	Natick (Boston), MA	50%	1,187,911	476,691	97.2%	JCPenney, Lord & Taylor, Macy's, Sears
108	Natick West	Natick (Boston), MA	50%	502,668	266,238	96.3%	Neiman Marcus, Nordstrom
109	Neshaminy Mall	Bensalem, PA	50%	1,018,583	411,594	95.4%	Boscov's, Macy's, Sears
110	Northbrook Court	Northbrook (Chicago), IL	50%	1,012,618	476,341	98.1%	Lord & Taylor, Macy's, Neiman Marcus

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased(2)	Anchors
111	Oakbrook Center	Oak Brook (Chicago), IL	48%	2,211,240	786,370	96.5%	Lord & Taylor, Macy's, Neiman Marcus, Nordstrom, Sears
112	Otay Ranch Town Center	Chula Vista (San Diego), CA	50%	653,454	513,454	96.4%	Macy's
113	Park Meadows	Lone Tree, CO	35%	1,577,477	754,477	97.8%	Dillard's, JCPenney, Macy's, Nordstrom
114	Perimeter Mall	Atlanta, GA	50%	1,555,561	502,287	91.9%	Dillard's, Macy's, Nordstrom, Von Maur
115	Pinnacle Hills Promenade	Rogers, AR	50%	893,250	360,702	95.4%	Dillard's, JCPenney
116	Plaza Frontenac	St. Louis, MO	55%	482,845	222,132	95.6%	Neiman Marcus, Saks Fifth Avenue,
117	Quail Springs Mall	Oklahoma City, OK	50%	1,140,065	452,212	97.8%	Dillard's, JCPenney, Macy's, Sears
118	Riverchase Galleria	Hoover (Birmingham), AL	50%	1,579,789	502,543	93.2%	Belk, Belk Home Store, JCPenney, Macy's, Sears, Von Maur
119	Saint Louis Galleria(11)	St. Louis, MO	74%	1,179,815	465,763	96.5%	Dillard's, Macy's, Nordstrom
120	Stonebriar Centre	Frisco (Dallas), TX	50%	1,651,366	786,174	99.5%	Dillard's, JCPenney, Macy's, Nordstrom, Sears
121	The Shoppes At River Crossing	Macon, GA	50%	702,274	369,055	100.0%	Belk, Dillard's
122	Towson Town Center	Towson, MD	35%	1,017,464	598,335	98.7%	Macy's, Nordstrom
123	Village Of Merrick Park(3)	Coral Gables, FL	40%	839,591	408,328	89.1%	Neiman Marcus, Nordstrom
124	Water Tower Place	Chicago, IL	52%	777,904	392,967	98.2%	Macy's
125	Whaler's Village	Lahaina, HI	50%	105,493	105,493	98.9%	—
126	Willowbrook Mall	Houston, TX	50%	1,399,628	415,256	98.2%	Dillard's, JCPenney, Macy's, Macy's Mens, Sears

		Total Unconsolidated U.S. Regional Malls		34,784,570	14,802,734

		Total U.S. Regional Malls		128,583,148	54,690,482

 INTERNATIONAL UNCONSOLIDATED REGIONAL MALLS

        On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. ("Aliansce"), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce's common shares in Brazil (the "Aliansce IPO"). Our ownership interest in Aliansce was approximately 31% at December 31, 2010 as a result of the stock sold in the Aliansce IPO. Our percentage ownership interest in Aliansce has increased as a result of various transactions since the Aliansce IPO. As of December 31, 2012, we held a 40% non-controlling ownership interest in Aliansce consisting of approximately 63,600,000 shares of the public real estate operating company. In addition, we hold a 35% non-controlling ownership percentage in a large regional mall, Shopping Leblon, in Rio de Janeiro (Brazil) which is managed by Aliansce. The ownership interests in Aliansce and Shopping Leblon are accounted for under the equity method.

Property Count	Property Name	Location	GGP Ownership(8)	Total GLA(9)	Mall and Freestanding GLA(9)	Retail Percentage Leased(2)
Aliansce Shopping Centers
1	Bangu Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	43%	564,373	564,373	100.0%
2	Shopping Nacoes Bauru	Bauru, Sao Paulo (Brazil)	32%	285,104	285,104	84.7%
3	Boulevard Shopping Brasilia	Brasilia, Brazil	21%	183,008	183,008	93.6%
4	Boulevard Shopping Belem	Belem, Brazil	32%	423,474	423,474	91.5%
5	Boulevard Shopping Belo Horizonte	Belo Horizonte, Minas Gerais (Brazil)	30%	463,020	463,020	93.1%
6	Boulevard Shopping Campos	Campose dos Goytacazes (Brazil)	43%	197,055	197,055	99.9%
7	Carioca Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	43%	256,235	256,235	99.3%
8	Caxias Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	38%	275,104	275,104	99.3%
9	Santana Parque Shopping	Sao Paulo, Sao Paulo (Brazil)	21%	285,491	285,491	96.5%
10	Shopping Grande Rio	Rio de Janeiro, Rio de Janeiro (Brazil)	11%	395,789	395,789	99.5%
11	Shopping Iguatemi Salvador	Salvador, Bahia (Brazil)	23%	695,575	695,575	99.6%
12	Shopping Santa Ursula	Ribeirao Preto, Brazil	16%	247,484	247,484	97.0%
13	Shopping Taboao	Taboao da Serra, Sao Paulo (Brazil)	33%	393,744	393,744	99.9%
14	Via Parque Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	30%	624,092	624,092	99.4%
15	Boulevard Shopping Vila Velha	Vila Velha, Espirito Santo (Brazil)	21%	322,465	322,465	88.3%
16	Shopping West Plaza	Sao Paulo, Sao Paulo (Brazil)	11%	365,047	365,047	94.7%
17	Parque Shopping Belem	Rio de Janeiro, Rio de Janeiro (Brazil)	21%	336,598	336,598	97.8%
Other
18	Shopping Leblon	Rio de Janeiro, Rio de Janeiro (Brazil)	35%	250,539	250,539	99.0%

		International Regional Malls		6,564,197	6,564,197

 STAND ALONE OFFICES, STRIP CENTERS AND OTHER RETAIL

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased(2)	Anchors
Offices
1	10 Columbia Corporate Center	Columbia, MD	100%	93,863	6,500	80.1%	—
2	20 Columbia Corporate Center	Columbia, MD	100%	103,787	—	84.4%	—
3	30 Columbia Corporate Center	Columbia, MD	100%	143,377	14,165	89.0%	—
4	40 Columbia Corporate Center	Columbia, MD	100%	135,879	—	95.3%	—
5	50 Columbia Corporate Center	Columbia, MD	100%	118,692	7,750	93.0%	—
6	60 Columbia Corporate Center	Columbia, MD	100%	102,084	—	99.0%	—
7	Senate Plaza	Harrisburg-Carlisle, PA	100%	241,946	—	92.2%	—
Strip Centers
1	Center Point Plaza(6)	Las Vegas, NV	50%	144,691	70,299	96.5%	—
2	Fallbrook Center(3)	West Hills (Los Angeles), CA	100%	875,642	—	85.2%	—
3	Lake Mead & Buffalo(6)	Las Vegas, NV	50%	150,948	64,991	98.4%	—
4	Lincolnshire Commons	Lincolnshire (Chicago), IL	100%	118,562	—	98.8%	—
5	Lockport Mall	Lockport, NY	100%	9,114	—	100.0%	—
6	Plaza 800(3)	Sparks (Reno), NV	100%	72,431	—	87.5%	—
7	The Trails Village Center(6)	Las Vegas, NV	50%	174,644	—	98.7%	—
8	Columbia Bank Drive Thru	Columbia, MD	100%	17,000	—	100.0%	—
Other Retail
1	Owings Mills Mall(7)	Owings Mills, MD	51%	1,085,054	438,017	51.9%	JCPenney, Macy's
2	Regency Square Mall(5)	Jacksonville, FL	100%	1,440,439	561,438	60.2%	Belk, Dillard's, JCPenney, Sears
3	Southlake Mall(5)(10)	Morrow (Atlanta), GA	100%	1,012,506	272,254	89.6%	Macy's, Sears

		Stand Alone Offices, Strip Centers and Other Retail		6,040,659	1,435,414

(1)
In certain cases, where a center is located in part of a larger regional metropolitan area, the metropolitan area is identified in parenthesis.

(2)
Represents contractual obligations for space in regional malls or predominantly retail centers and excludes traditional anchor stores.

(3)
A portion of the property is subject to a ground lease.

(4)
Owned in a joint venture with noncontrolling interest.

(5)
These assets have been transferred to a special servicer.

(6)
Third party managed strip center.

(7)
The Owings Mill Mall space is currently being de-leased in preparation for planned redevelopment.

(8)
Reflects GGP's effective economic ownership in the property.

(9)
GGP's investment in Brazil is through an ownership interest in Aliansce and Luanda. Only Mall and Freestanding GLA is presented.

(10)
Property was sold subsequent to December 31, 2012 (Note 20).

(11)
Ownership of St. Louis Galleria is more than 50% but management decisions are decided by the joint venture so the entity is unconsolidated for reporting purposes.

MORTGAGES, NOTES AND OTHER DEBT

        The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties and also our unsecured corporate debt.

Property Name	Ownership %	Proportionate Balance	Maturity Year(2)	Balloon Payment at Maturity	Coupon Rate	Parent Recourse as of 12/31/2012(3)
Fixed Rate
Consolidated Property Level
Pembroke Lakes Mall	100%	$119,282	2013	$118,449	4.94%	No
Meadows Mall	100%	95,027	2013	93,631	5.45%	No
Senate Plaza	100%	11,091	2013	10,956	5.71%	No
Mall St. Matthews	100%	133,696	2014	129,452	4.81%	No
Pecanland Mall	100%	50,731	2014	48,586	4.28%	No
Prince Kuhio Plaza	100%	34,130	2014	32,793	3.45%	Yes—Partial
Cumberland Mall	100%	100,513	2014	99,219	7.50%	No
Crossroads Center	100%	77,712	2014	74,943	4.73%	No
Jordan Creek Town Center	100%	171,104	2014	164,537	4.57%	Yes—Partial
North Point Mall	100%	202,316	2014	195,971	5.48%	No
Woodbridge Center	100%	190,829	2014	181,464	4.24%	No
Bayside Marketplace (Bond)	100%	2,445	2014	1,255	5.75%	No
Oakwood Center	100%	46,168	2014	45,057	4.38%	Yes—Full
Eden Prairie Center	100%	73,388	2014	69,893	4.67%	No
Peachtree Mall	100%	83,326	2015	77,085	5.08%	No
Hulen Mall	100%	104,772	2015	96,621	5.03%	No
Burlington Town Center	100%	24,856	2015	23,360	5.03%	No
Regency Square Mall(5)	100%	84,786	2015	75,797	3.59%	No
The Shops at La Cantera	75%	122,061	2015	117,345	5.95%	No
Lynnhaven Mall	100%	220,437	2015	203,367	5.05%	No
Boise Towne Plaza	100%	9,999	2015	9,082	4.70%	No
Paramus Park	100%	96,724	2015	90,242	4.86%	No
Valley Plaza Mall	100%	86,269	2016	75,790	3.90%	No
Brass Mill Center	100%	108,932	2016	93,347	4.55%	No
Lakeside Mall	100%	165,549	2016	144,451	4.28%	No
Willowbrook Mall	100%	147,191	2016	129,003	6.82%	No
White Marsh Mall	100%	179,877	2016	163,196	5.62%	No
Lincolnshire Commons	100%	27,007	2016	24,629	5.98%	No
Ridgedale Center	100%	165,146	2016	149,112	4.86%	No
Eastridge Mall (WY)(7)	100%	33,411	2016	28,284	5.08%	No
Pine Ridge Mall(7)	100%	22,526	2016	19,070	5.08%	No
Red Cliffs Mall(7)	100%	21,410	2016	18,125	5.08%	No
Coronado Center	100%	156,987	2016	135,704	5.08%	No
The Maine Mall	100%	200,570	2016	172,630	4.84%	No
Glenbrook Square	100%	164,584	2016	141,325	4.91%	No
Columbia Mall(8)	100%	86,851	2017	77,540	6.05%	No
Market Place Shopping Center(8)	100%	102,292	2017	91,325	6.05%	No
Provo Towne Centre(9)	75%	31,262	2017	28,886	4.53%	No
Four Seasons Town Centre	100%	89,756	2017	72,532	5.60%	No
Oglethorpe Mall	100%	131,247	2017	115,990	4.89%	No
Apache Mall	100%	99,477	2017	91,402	4.32%	No
Eastridge Mall (CA)	100%	163,727	2017	143,626	5.79%	Yes—Partial
Stonestown Galleria	100%	208,447	2017	183,227	5.79%	No
Tysons Galleria	100%	245,208	2017	214,755	5.72%	No
Mall of Louisiana	100%	221,871	2017	191,409	5.81%	No
Beachwood Place	100%	225,666	2017	190,177	5.60%	No
Augusta Mall	100%	167,957	2017	145,438	5.49%	No
Fallbrook Center(10)	100%	82,080	2018	71,473	6.14%	No
River Hills Mall(10)	100%	77,252	2018	67,269	6.14%	No
Sooner Mall(10)	100%	57,939	2018	50,452	6.14%	No
The Gallery At Harborplace—Other	100%	10,697	2018	190	6.05%	No
Governor's Square	100%	72,146	2019	66,488	6.69%	No
Oak View Mall	100%	80,804	2019	74,467	6.69%	No

Property Name	Ownership %	Proportionate Balance	Maturity Year(2)	Balloon Payment at Maturity	Coupon Rate	Parent Recourse as of 12/31/2012(3)
The Grand Canal Shoppes / The Shoppes at the Palazzo	100%	625,000	2019	625,000	4.24%	No
Park City Center	100%	193,116	2019	172,224	5.34%	No
Southlake Mall(5)	100%	96,883	2019	77,877	6.44%	No
Newgate Mall	100%	58,000	2020	58,000	3.69%	No
Fashion Place	100%	226,730	2020	226,730	3.64%	No
Town East Mall	100%	160,270	2020	160,270	3.57%	No
Tucson Mall	100%	246,000	2020	246,000	4.01%	No
Visalia Mall	100%	74,000	2020	74,000	3.71%	No
The Mall In Columbia	100%	350,000	2020	316,928	3.95%	No
Northridge Fashion Center	100%	245,197	2021	207,503	5.10%	No
Deerbrook Mall	100%	150,548	2021	127,934	5.25%	No
Park Place	100%	195,705	2021	165,815	5.18%	No
Providence Place	100%	373,583	2021	320,526	5.65%	No
Fox River Mall	100%	183,405	2021	156,373	5.46%	No
Oxmoor Center	100%	93,139	2021	79,217	5.37%	No
Rivertown Crossings	100%	165,652	2021	141,356	5.52%	No
Westlake Center—Land	100%	2,437	2021	2,437	12.63%	No
Fashion Show—Other	100%	5,235	2021	1,577	6.06%	Yes—Full
Bellis Fair	100%	92,595	2022	77,060	5.23%	No
The Shoppes at Buckland	100%	128,714	2022	107,820	5.19%	No
Ala Moana Center	100%	1,400,000	2022	1,400,000	4.23%	No
The Gallery At Harborplace	100%	81,380	2022	68,096	5.24%	No
The Streets at SouthPoint	94%	245,440	2022	207,909	4.36%	No
Spokane Valley Mall(9)	75%	46,902	2022	38,484	4.65%	No
Greenwood Mall	100%	63,000	2022	57,469	4.19%	No
North Star Mall	100%	338,082	2022	270,113	3.93%	No
Coral Ridge Mall	100%	110,155	2022	98,394	5.71%	No
Rogue Valley Mall	100%	55,000	2022	48,245	4.50%	No
The Oaks Mall	100%	138,654	2022	112,842	4.55%	No
Westroads Mall	100%	156,609	2022	127,455	4.55%	No
Coastland Center	100%	129,805	2022	102,621	3.76%	No
The Woodlands Mall	100%	263,992	2023	207,057	5.04%	No
Staten Island Mall	100%	267,300	2023	206,942	4.77%	No
Boise Towne Square	100%	137,488	2023	106,372	4.79%	No
Baybrook Mall	100%	250,000	2024	212,423	5.52%	No
The Parks at Arlington	100%	250,000	2024	212,687	5.57%	No
Fashion Show	100%	835,000	2024	835,000	4.03%	Yes—Full
Providence Place—Other	100%	41,635	2028	2,381	7.75%	No
Provo Towne Centre Land(9)	75%	2,250	2095	37	10.00%	Yes—Full

Consolidated Property Level		$14,168,432		$12,789,591	4.88%

Unconsolidated Property Level
Altamonte Mall	50%	$75,000	2013	$75,000	5.05%	No
Plaza Frontenac	55%	28,622	2013	28,283	7.00%	No
Carolina Place	50%	70,690	2014	68,168	4.60%	No
Pinnacle Hills Promenade	50%	70,000	2014	70,000	5.57%	No
Quail Springs Mall	50%	35,174	2015	33,432	6.74%	No
Towson Town Center	35%	61,703	2015	59,894	3.88%	No
Alderwood	50%	125,836	2015	120,409	6.65%	No
Center Pointe Plaza	50%	6,278	2017	5,570	6.31%	No
Riverchase Galleria(6)	50%	152,500	2017	152,500	5.65%	No
Saint Louis Galleria	74%	162,164	2017	139,096	4.86%	No
First Colony Mall	50%	92,500	2019	84,473	4.50%	No
Natick Mall	50%	225,000	2019	209,699	4.60%	No
Oakbrook Center	48%	202,850	2020	202,850	3.66%	No
Christiana Mall	50%	117,495	2020	108,697	5.10%	No
Water Tower Place	52%	99,809	2020	83,850	4.85%	No
Kenwood Towne Centre	70%	160,099	2020	137,191	5.37%	No
Whaler's Village	50%	40,000	2021	40,000	5.42%	No
Village of Merrick Park	40%	72,500	2021	62,398	5.73%	No
Willowbrook Mall (TX)	50%	105,031	2021	88,965	5.13%	No
Northbrook Court	50%	65,500	2021	56,811	4.25%	No
Florence Mall	50%	45,000	2022	45,000	4.15%	No
Clackamas Town Center	50%	108,000	2022	108,000	4.18%	No

Property Name	Ownership %	Proportionate Balance	Maturity Year(2)	Balloon Payment at Maturity	Coupon Rate	Parent Recourse as of 12/31/2012(3)
Bridgewater Commons	35%	105,000	2022	105,000	3.34%	No
The Trails Village Center	50%	6,654	2023	78	8.21%	No
Lake Mead and Buffalo	50%	2,394	2023	27	7.20%	No
Galleria at Tyler	50%	98,413	2023	76,716	5.05%	No
Park Meadows	35%	126,000	2023	112,734	4.60%	No
Stonebriar Centre	50%	140,000	2024	120,886	4.05%	No

Unconsolidated Property Level		$2,600,212		$2,395,727	4.84%

Total Fixed—Property Level		$16,768,644		$15,185,318	4.87%

Consolidated Corporate
Rouse Bonds—1995 Indenture	100%	$91,786	2013	$91,786	5.38%	Yes—Full
HHC Note	100%	19,347	2015	573	4.41%	Yes—Full
Rouse Bonds—2010 Indenture	100%	608,688	2015	608,688	6.75%	Yes—Full

Consolidated Corporate		$719,821		$701,047	6.51%

Total Fixed Rate Debt		$17,488,465		$15,886,365	4.94%

Variable Rate
Consolidated Property Level
Oakwood Center	100%	$46,168	2014	$45,057	Libor + 225 bps	Yes—Full
Columbiana Centre(11)	100%	97,225	2016	88,184	Libor + 325 bps	Yes—Partial
Grand Teton Mall(11)	100%	47,597	2016	43,171	Libor + 325 bps	Yes—Partial
Mall Of The Bluffs(11)	100%	24,282	2016	22,024	Libor + 325 bps	Yes—Partial
Mayfair Mall(11)	100%	278,325	2016	252,444	Libor + 325 bps	Yes—Partial
Mondawmin Mall(11)	100%	68,009	2016	61,685	Libor + 325 bps	Yes—Partial
NorthTown Mall(11)	100%	83,972	2016	76,163	Libor + 325 bps	Yes—Partial
Oakwood Mall(11)	100%	76,426	2016	69,319	Libor + 325 bps	Yes—Partial
Pioneer Place(11)	100%	147,821	2016	134,075	Libor + 325 bps	Yes—Partial
Southwest Plaza(11)	100%	99,740	2016	90,466	Libor + 325 bps	Yes—Partial
The Shops at Fallen Timbers(11)	100%	44,017	2016	39,924	Libor + 325 bps	Yes—Partial

Consolidated Property Level		$1,013,582		$922,512	3.42%

Unconsolidated Property Level
Glendale Galleria	50%	$160,000	2017	$150,544	Libor + 250 bps	No

Unconsolidated Property Level		$160,000		$150,544	2.71%

Consolidated Corporate
Revolving Credit Facility	100%	$—	2016	$—	Libor + 200 to 275 bps	Yes—Full
Junior Subordinated Notes Due 2041	100%	206,200	2041	$206,200	Libor + 145 bps	Yes—Full

Consolidated Corporate		$206,200		$206,200	1.76%

Total Variable Rate Debt		$1,379,782		$1,279,256	3.09%

Total(4)		$18,868,247		$17,165,621	4.80%

(1)
Proportionate share for Consolidated Properties presented net of non-controlling interests.

(2)
Assumes that all maturity extensions are exercised.

(3)
Total recourse to GGP or its subsidiaries of approximately $1.6 billion.

(4)
Reflects amortization for the period subsequent to December 31, 2012.

(5)
These assets have been transferred to a special servicer and have total debt of $181.7 million (Note 20).

(6)
$45 million B-note is subordinate to return of GGP's additional contributed equity.

(7)
Loan is cross-collateralized with other properties for a total of $77.3 million.

(8)
Loan is cross-collateralized with other properties for a total of $189.1 million.

(9)
Loan is cross-collateralized with other properties for a total of $80.4 million.

(10)
Loan is cross-collateralized with other properties for a total of $217.3 million.

(11)
Loan is cross-collateralized with other properties for a total of $967.4 million.

        Below is a reconciliation of our proportionate share of mortgages, notes and loans payable (from above) to our consolidated mortgages, notes and loans payable per our Consolidated Balance Sheet as of December 31, 2012.

Total mortgages, notes and loans payable, from above	$18,868,247
Noncontrolling interests in consolidated real estate affiliates	86,228
Our share of Unconsolidated Real Estate Affiliates	(3,102,810)
Aliansce / Shopping Leblon	344,149
Special improvement districts	78
Debt market rate adjustments, net	(22,826)
Junior Subordinated Notes	(206,200)

Total mortgages, notes and loans payable	$15,966,866

Lease Expiration Schedule

        The following table indicates various lease expiration information related to our U.S. regional malls, strip centers and office buildings owned as of December 31, 2012. The table excludes expirations and rental revenue from temporary tenants and tenants that pay percent-in-lieu rent. See "Note 3—Summary of Significant Accounting Policies" to the consolidated financial statements for our accounting policies for revenue recognition from our tenant leases and "Note 11—Rentals Under Operating Leases" to the consolidated financial statements for the future minimum rentals of our operating leases for the consolidated properties.

Year	Number of Expiring Leases	Expiring GLA at 100%	Percent of Total	Expiring Rent ($)	Expiring Rent ($psf)
Specialty Leasing	1,373	2,918,352	5.6%	$54,126,042	$21.23
2013	1,920	5,487,817	10.4%	286,814,713	$60.81
2014	1,669	5,190,329	9.8%	269,558,308	$58.44
2015	1,581	4,983,081	9.5%	295,884,031	$64.64
2016	1,479	5,007,045	9.5%	327,479,413	$67.52
2017	1,609	5,445,709	10.4%	313,759,698	$66.85
2018	1,169	4,582,372	8.7%	333,747,973	$74.95
2019	796	3,858,034	7.3%	257,019,005	$68.37
2020	670	2,817,638	5.4%	190,849,785	$70.38
Subsequent	2,121	12,271,010	23.4%	626,037,948	$57.38

Total	14,387	52,561,387	100.0%	$2,955,276,916	$61.78

ITEM 3.    LEGAL PROCEEDINGS

        Other than certain cases as described below and in Note 18, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

Urban Litigation

        In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership. The case is currently in the final stages of discovery. John Schreiber, one of our directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us. While we do not believe that this litigation will have a material effect on us, we are disclosing its existence due to Mr. Schreiber's interest in the case.

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

        Pursuant to the Plan, the Company agreed to pay to the holders of claims (the "2006 Lenders") under a revolving and term loan facility (the "2006 Credit Facility") the principal amount of their claims outstanding of approximately $2.6 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate. In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders. As a result of the ruling, the Company has accrued $96.1 million as of December 31, 2012 and $91.5 million as of December 31, 2011. In August 2011, the Company appealed the Bankruptcy Court ruling; a decision is expected in 2013. We will continue to evaluate the appropriateness of our accrual during the appeal process.

Tax Indemnification Liability

        Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million. As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability and a trial was held in early November 2012. We have accrued $303.8 million as of December 31, 2012 and December 31, 2011 related to the tax indemnification liability. In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011. The aggregate liability of $325.4 million represents management's best estimate of our liability as of December 31, 2012, which will be periodically evaluated in the aggregate. We do not expect to make any significant payments on the tax indemnification liability within the next 12 months.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes the quarterly high and low sales prices on the NYSE for 2012 and 2011.

	Stock Price
Quarter Ended	High	Low
2012
December 31	$20.55	$18.24
September 30	21.25	16.95
June 30	18.44	15.85
March 31	17.07	14.49
2011
December 31	$15.19	$10.68
September 30	17.43	11.64
June 30	16.85	14.81
March 31	16.24	14.13

        The following table summarizes distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Dividend Per Share
2012
November 26	December 4	January 4, 2013	$0.11
August 1	October 15	October 29, 2012	0.11
May 1	July 16	July 30, 2012	0.10
February 27	April 16	April 30, 2012	0.10
2011
December 20	December 30	January 12, 2012(a)	$0.43
November 7	December 30	January 13, 2012	0.10
July 29	October 14	October 31	0.10
April 26	July 15	July 29	0.10
March 29	April 15	April 29	0.10

(a)
The dividend was payable in the form of RPI common stock.

Recent Sales of Unregistered Securities and Repurchase of Shares

        See Note 14 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2012 and Note 12 for information regarding redemptions of the common units of GGP Limited Partnership held by limited partners (the "Common Units") for common stock.

        The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, S&P 500 and the FTSE National Association of REIT—Equity REITs for the period of November 10, 2010 (the first trading day following the Effective Date) through December 31, 2012.

Total Return Performance
November 2010 to December 2012

		11/9/2010	Q4 2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Q3 2012	Q4 2012
General Growth Properties, Inc.	Return %		15.12	—	8.53	(27.06)	25.96	16.44	7.11	8.28	3.04
	Cum $	100.00	115.12	115.12	124.94	91.13	114.79	133.66	143.16	155.02	159.73
FTSE NAREIT Equity REIT Index	Return %		2.30	7.16	2.91	(15.07)	15.25	10.50	4.00	1.02	3.11
	Cum $	100.00	102.30	109.62	112.81	95.81	110.42	122.01	126.89	128.19	132.18
S&P 500 Index	Return %		3.96	5.92	0.10	(13.87)	11.82	12.59	(2.75)	6.35	(0.37)
	Cum $	100.00	103.96	110.11	110.22	94.93	106.15	119.51	116.22	123.60	123.14

ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report. As the Investment Agreements and consummation of the Plan on November 9, 2010 (Note 2) triggered the application of acquisition accounting on the Effective Date, the results presented in the following table for the year ended December 31, 2010 have been presented separately for the Predecessor and Successor companies.

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
OPERATING DATA(1)
Total revenues	$2,511,850	$2,444,784	$363,947	$2,075,345	$2,466,840	$2,589,878
Total expenses	(1,768,791)	(1,823,072)	(288,662)	(1,274,408)	(1,848,101)	(1,584,506)
Loss from continuing operations	(494,554)	(206,185)	(247,408)	(636,547)	(475,112)	(155,502)
Net (loss) income available to common stockholders	(481,233)	(313,172)	(254,216)	(1,185,758)	(1,284,689)	4,719
Basic (loss) earnings per share:
Continuing operations	$(0.54)	$(0.22)	$(0.26)	$(1.96)	$(1.49)	$(0.63)
Discontinued operations	0.02	(0.11)	(0.01)	(1.78)	(2.62)	0.65

Total basic earnings per share	$(0.52)	$(0.33)	$(0.27)	$(3.74)	$(4.11)	$0.02

Diluted (loss) earnings per share:
Continuing operations	$(0.54)	$(0.27)	$(0.26)	$(1.96)	$(1.49)	$(0.63)
Discontinued operations	0.02	(0.10)	(0.01)	(1.78)	(2.62)	0.65

Total diluted earnings per share	$(0.52)	$(0.37)	$(0.27)	$(3.74)	$(4.11)	$0.02

Dividends declared per share(2)(3)(4)	$0.42	$0.83	$0.38	$—	$0.19	$1.50

NET OPERATING INCOME ("NOI")(5)	$2,108,108	$2,008,266	$290,305	$1,693,080	$2,014,882	$2,108,814
COMPANY NOI(5)	$2,149,795	$2,046,183	N/A	N/A	N/A	N/A
FUNDS FROM OPERATIONS ("FFO")(6)	$521,130	$908,122	$(81,750)	$694,427	$610,426	$885,202
COMPANY FFO(6)	$993,875	$874,420	N/A	N/A	N/A	N/A
CASH FLOW DATA(7)
Operating activities	$807,103	$502,802	$(358,607)	$41,018	$871,266	$556,441
Investing activities	(221,452)	485,423	63,370	(89,160)	(334,554)	(1,208,990)
Financing activities	(533,708)	(1,436,664)	(221,051)	931,345	(51,309)	722,008

	As of December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Investment in real estate assets—cost	$26,327,729	$27,650,474	$28,293,864	$30,329,415	$31,733,578
Total assets	27,282,405	29,518,151	32,367,379	28,149,774	29,557,330
Total debt	16,173,066	17,349,214	18,047,957	24,456,017	24,756,577
Redeemable preferred noncontrolling interests	136,008	120,756	120,756	120,756	120,756
Redeemable common noncontrolling interests	132,211	103,039	111,608	86,077	379,169
Stockholders' equity	7,621,698	8,483,329	10,079,102	822,963	1,836,141

(1)
For all periods presented, the operating data related to continuing operations do not include the effects of amounts reported in discontinued operations. See Note 5 for further discussion of discontinued operations.

(2)
The 2011 dividend includes the impact for the non-cash dividend distribution of RPI.

(3)
The 2010 dividend was paid 90% in Common Stock and 10% in cash in January 2011.

(4)
The 2009 dividend was paid 90% in Common Stock and 10% in cash in January 2010.

(5)
NOI and Company NOI (as defined below) are presented at our proportionate share and do not represent income from operations as defined by GAAP.

(6)
FFO and Company FFO (as defined below) are presented at our proportionate share and do not represent cash flows from operations as defined by GAAP.

(7)
Cash flow data only represents GGP's consolidated cash flows as defined by GAAP and as such, operating cash flow does not include the cash received from our Unconsolidated Real Estate Affiliates, except to the extent of our cumulative share of GAAP earnings from such affiliates.

Basis of Presentation

        The Company emerged from Chapter 11 on November 9, 2010, which we refer to as the Effective Date. The structure of the Plan Sponsors' investments triggered the application of the acquisition method of accounting. The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets as of December 31, 2012, 2011 and 2010; the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011 and for the period from November 10, 2010 to December 31, 2010, and the Consolidated Statements of Cash Flows and the Consolidated Statements of Equity for the years ended December 31, 2012 and 2011, and for the period from November 10, 2010 to December 31, 2010 reflect the revaluation of the Predecessor's assets and liabilities to fair value as of the Effective Date. Certain elements of our financial statements were significantly changed by these adjustments, such as depreciation which is calculated on revalued property and equipment and amortization of above and below market leases and other intangibles which is also calculated on revalued assets and liabilities. The results for the Successor and Predecessor are based on different bases of accounting. Due to the increased depreciation in operating expenses and the net decrease of revenues due to the amortization of above and below market leases and straight-line rent, certain line items of the Predecessor's and Successor's statements of operations are not directly comparable.

Non-GAAP Financial Measures

        The Company presents NOI and FFO as they are financial measures widely used in the REIT industry. Refer to Item 7 for definitions and reconciliations.

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

Overview—Introduction

        Our primary business is to be an owner and operator of best-in-class malls that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. The substantial majority of our properties are located in the United States; however, we also own interests in regional malls and property management activities through our Unconsolidated Real Estate Affiliates in Brazil. As of December 31, 2012, we are the owner, either entirely or with joint venture partners, of 144 regional malls (126 domestic and 18 in Brazil) comprising approximately 135 million square feet.

        We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

        Our operational strategies include the following:

  •
  increase the permanent occupancy of our regional mall portfolio by converting temporary (or short-term) leases to permanent (or long-term) leases and leasing currently vacant space;

  •
  renew or replace expiring leases at rental rates greater than those on expiring leases;

  •
  opportunistically acquire whole or partial interests in high-quality regional malls and anchor pads;

  •
  continue executing on our existing redevelopment strategy and seek additional opportunities within our portfolio for redevelopment;

  •
  dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, strip centers and regional malls; and

  •
  lower borrowing costs by refinancing debt and reduce refinancing risk by laddering maturities.

        We seek to increase long-term Company NOI (as defined below) growth through proactive management and leasing of our regional malls. Our leasing strategy is to identify and provide the right stores that have appropriate merchandise mix for each of our regional malls. We believe that the most significant operating factor affecting incremental cash flow and NOI is increased rents earned from tenants at our properties. These rental revenue increases are primarily achieved by:

  •
  renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates;

  •
  increasing occupancy at the properties so that more space is generating rent; and

  •
  increased tenant sales in which we participate through overage rent.

Overview

        Our Company NOI (as defined below) increased 5.1% from $2.0 billion in 2011 to $2.1 billion in 2012. Our Company FFO (as defined below) increased 13.7% from $874.4 million in 2011 to $993.9 million in 2012.

        We completed transactions and achieved operational goals in order to promote our long-term strategy to enhance the quality of our overall portfolio as follows:

  •
  acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for $270.0 million. This portfolio represents a significant opportunity to recapture valuable real estate within our portfolio and allows us to execute expansion and redevelopment opportunities, including re-tenanting the anchor space and adding new in-line GLA (Note 4);

  •
  acquired fee or leasehold interest in seven anchor pads totaling 945 thousand square feet of gross leasable area for $36.7 million, which allows us to recapture real estate in our portfolio and provides us with redevelopment opportunities;

  •
  acquired the remaining 49% interest in The Oaks and Westroads, previously owned through a joint venture, for $191.1 million which included the assumption of our incremental share of $93.7 million in additional debt (Note 4);

  •
  on October 9, 2012, we acquired an additional interest in Aliansce Shopping Centers S.A. from certain affiliates of Pershing Square Capital Management, L.P. for $195.2 million. The additional 14.1% interest increased our total investment in our Brazilian Unconsolidated Real Estate Affiliate (Note 7);

  •
  on January 12, 2012, we distributed our shares in RPI to complete the spin-off of a 30 property portfolio (Note 5). As a result, we decreased our outstanding mortgage loans by $1.1 billion;

  •
  sold our interests in non-core assets including an office portfolio, three office properties, 11 strip centers/other retail, seven regional malls and an anchor box totaling approximately seven million square feet of GLA for $524.5 million, which reduced our property level debt by $320.6 million. These sales generated net proceeds of $239.1 million that have been or will be reinvested in opportunities with higher returns;

  •
  increased our percentage leased to 96.1% as of December 31, 2012 from 95.7% as of December 31, 2011, of which permanent occupancy was 89.6% as of December 31, 2012; and

  •
  increased the weighted average in-place rents to $69.12 per square foot as of December 31, 2012 from $67.76 per square foot as of December 31, 2011.

        As a result of our efforts, our portfolio now has tenant sales of $545 per square foot. We will continue to evaluate other opportunities to improve our portfolio.

Operating Metrics

U.S. Regional Mall Metrics

        The following table summarizes selected operating metrics for our portfolio of regional malls.

	December 31, 2012	December 31, 2011	% Change
In-Place Rents per square foot(1)
Consolidated Properties	$67.39	$66.15	1.87%
Unconsolidated Properties	$73.63	$71.89	2.42%

Total Domestic Portfolio	$69.12	$67.76	2.01%
Percentage Leased(2)
Consolidated Properties	95.80%	95.20%	60 bps
Unconsolidated Properties	97.00%	96.60%	40 bps

Total Domestic Portfolio	96.10%	95.70%	40 bps
Tenant Sales(3)
Consolidated Properties	$524	$498	5.22%
Unconsolidated Properties	$603	$547	10.24%

Total Domestic Portfolio	$545	$512	6.45%

(1)
Weighted average rent of mall stores as of December 31, 2012 and 2011. Rent is presented on a cash basis and consists of minimum rent, common area costs and real estate taxes for tenants less than 10,000 square feet.

(2)
Represents contractual obligations for space in regional malls or predominantly retail centers and excludes traditional anchor stores.

(3)
Comparative rolling twelve month tenant sales for mall stores less than 10,000 square feet.

Lease Spread Metrics

        The following table summarizes signed leases that were scheduled to commence in 2012 compared to expiring leases for the prior tenant in the same suite.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Average Rent Spread
New Leases(3)	748	2,085,672	8.2	$62.39	$50.77	$11.62
Renewal Leases	971	2,866,187	5.2	$61.44	$59.97	$1.47

New/Renewal Leases	1,719	4,951,859	6.5	$61.84	$56.10	$5.74

(1)
Represents initial rent or average rent over the term consisting of base minimum rent, common area costs and real estate taxes.

(2)
Represents expiring rent at end of lease consisting of base minimum rent, common area costs and real estate taxes.

(3)
Represents new leases where downtime between the new and old tenant in the suite was less than nine months.

Results of Operations

Year Ended December 31, 2012 and 2011

        The following table is a breakout of the components of minimum rents:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	% Change
Components of Minimum rents
Base minimum rents	$1,595,202	$1,543,409	$51,793	3.4%
Lease termination income	8,624	15,532	(6,908)	(44.5)
Straight-line rent	60,446	77,241	(16,795)	(21.7)
Above- and below-market tenant leases, net	(86,198)	(99,854)	13,656	(13.7)

Total Minimum rents	$1,578,074	$1,536,328	$41,746	2.7%

        Base minimum rents increased by $51.8 million in 2012 primarily due to increased permanent occupancy from 87.5% as of December 31, 2011 to 89.6% as of December 31, 2012 and increasing in-place rents as presented in the operating metrics section above.

        Tenant recoveries increased $4.5 million primarily due to higher recoveries from common area maintenance fees and real estate taxes.

        Overage rents increased $8.7 million primarily due to increased tenant sales from $512 per square foot in 2011 to $545 per square foot in 2012.

        Other revenues increased $1.4 million primarily due to parking, advertising and promotional revenues.

        Management fees and other corporate revenues primarily represent the revenues earned from the management of our joint venture properties. Management fees and other corporate revenues increased $10.8 million primarily due to an increase in development and financing fees.

        Property maintenance costs decreased $6.4 million due to a decrease in payroll costs and lower snow removal costs as a result of a mild winter, and were partially offset by higher costs for certain contracted services due to continued efforts to manage our expenses.

        Other property operating costs decreased $8.0 million due to decreased payroll and decreased utility costs.

        Property management and other costs represent regional and home office costs and includes items such as corporate payroll, rent for office space, supplies and professional fees, which represent corporate overhead costs not generated at the properties. Property management and other costs decreased $27.4 million primarily due to $13.9 million of payroll and $12.4 million severance costs incurred in 2011 that were reduced or did not occur in 2012. In addition, there was an increase in capitalized development overhead in 2012, which was partially offset by increased legal services and national marketing costs.

        General and administrative costs represent the costs to run the public company and include costs for executives, audit fees, professional fees and administrative fees related to the public company. In 2012, general and administrative costs includes a net benefit of $5.3 million from a one-time litigation settlement and in 2011, includes the reversal of previously accrued bankruptcy costs and gains on settlements of $18.2 million both of which reduced general and administrative costs in 2011. Excluding these items, general and administrative costs decreased due to a $6.8 million decrease in professional fees.

        Depreciation and amortization decreased $80.3 million primarily due to fully depreciated and written off tenant-specific in-place lease intangibles as tenants vacated prior to the end of their lease term in 2012 versus 2011 offset by increased building depreciation of $8.2 million as a result of accelerated depreciation associated with the demolition of a building.

        Interest expense decreased $68.4 million primarily due to default interest incurred on the Homart Note and the 2006 Credit Facility totaling $55.9 million during 2011. Additionally we incurred less interest expense of $37.9 million related to our mortgage and notes payable due to lower average interest rates obtained as a result of our refinancing activity since 2011, as outlined in the Liquidity and Capital Resources section below. These decreases were partially offset by increases of amortization and write-offs of debt market rate adjustments of $22.6 million.

        The Warrant liability adjustment represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability (Note 10). We incurred expense of $502.2 million for the year ended December 31, 2012 as the result of an increase in our stock price from December 31, 2011 which was partially offset by the effect of a decrease in implied volatility from 37% in 2011 to 33% in 2012. We recognized income of $55.0 million for the year ended December 31, 2011 as the result of a decrease in our stock price from December 31, 2010 and the decrease in implied volatility.

        The gain from change in control of investment properties of $18.5 million represents the gain related to the acquisition of the remaining interest in The Oaks and Westroads (Note 4).

        The loss on extinguishment of debt of $15.0 million represents the one-time make-whole payment related to the early payoff of certain of our corporate unsecured bonds (Note 8).

        The equity in income (loss) of Unconsolidated Real Estate Affiliates increased $52.1 million primarily due to a decrease in amortization expense due to less tenant-specific intangibles and basis adjustments in our investment in Unconsolidated Real Estate Affiliates in the amount of $28.5 million, a decrease in interest expense of $6.8 million as a result of refinancing activity at our joint ventures, and growth in property operations.

        The equity in income (loss) of Unconsolidated Real Estate Affiliates—gain on investment of $23.4 million represents the gain from the dilution of our investment in Aliansce as a result of its secondary equity offering (Note 7).

        We recorded provisions for impairment of $118.6 million on nine of our operating properties during the year ended December 31, 2012 (Note 3 and 5). Of these impairment charges, $58.2 million are included in the provision for impairment in our Consolidated Statements of Operations and Comprehensive Loss. The remaining impairment charges are included, net of the gain on forgiveness of debt of $9.9 million in discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss. Subsequent to December 31, 2012, one of the impaired properties that was previously transferred to a special servicer was sold, in a lender directed sale in full satisfaction of the related debt, for an amount less than the carrying value of the non-recourse debt of $91.2 million. As such, we expect to record a gain on forgiveness of debt of approximately $23 million in the first quarter of 2013.

        Impairment charges for the year December 31, 2011 were $68.4 million, of which $0.9 million is included in the provision for impairment and $67.5 million are included in discontinued operations (Note 3 and 5) in our Consolidated Statements of Operations and Comprehensive Loss.

        Discontinued operations for the year ended December 31, 2012, includes the net income (loss) on 21 properties that were sold during the current year, as well as, the 30 properties included in the RPI Spin-Off, and is offset by the gain on debt extinguishment related to one property that was sold in a lender directed sale for a sales price less than the carrying value of the debt of $50.8 million.

Year Ended December 31, 2011 and 2010

        The following table is a breakout of the components of minimum rents:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from November 10, through December 31, 2010	Period from January 1 through November 9, 2010	Year Ended December 31, 2010	$ Change	% Change
Components of Minimum rents
Base minimum rents	$1,543,409	$232,140	$1,270,603	$1,502,743	$40,666	2.7%
Lease termination income	15,532	1,948	17,071	19,019	(3,487)	(18.3)
Straight-line rent	77,241	2,692	28,199	30,891	46,350	150.0
Above- and below-market tenant leases, net	(99,854)	(11,369)	5,131	(6,238)	(93,616)	1,500.7

Total Minimum rents	$1,536,328	$225,411	$1,321,004	$1,546,415	$(10,087)	(0.7)%

        The base minimum rents have increased $40.7 million primarily due to increased permanent occupancy from 85.5% as of December 31, 2010 to 87.5% as of December 31, 2011 and increasing in-place rents. The changes in straight-line rent and above-and below-market tenant leases, net reflect the impact of the application of acquisition accounting in the fourth quarter of 2010. Lease termination income decreased due to fewer lease terminations.

        Tenant recoveries remained flat for the year ended December 31, 2011 increasing only $0.7 million.

        Overage rents increased $12.2 million for the year ended December 31, 2011 primarily due to increased tenant sales from $468 per square foot in 2010 to $512 per square foot in 2011.

        Management fees and other corporate revenues decreased $2.1 million for the year ended December 31, 2011 due to a $1.4 million decrease in management fees resulting from the sale of our third-party management business in July 2010. In addition, development fees and specialty lease fees decreased $1.5 million for the year ended December 31, 2011 due to lower fees earned as a result of delays in projects at three properties owned by our Unconsolidated Real Estate Affiliates.

        Other revenues increased $4.8 million primarily due to higher advertising and promotion revenue.

        Real estate taxes increased $2.8 million for the year ended December 31, 2011 primarily due to the amortization of an intangible asset related to real estate taxes at one property, which was partially offset by a favorable real estate tax settlement that resulted in lower expense in 2010.

        Marketing costs increased $1.6 million for the year ended December 31, 2011 primarily due to increased marketing efforts related to internal and external advertising, which was partially offset by a decrease in national advertising.

        Other property operating costs increased $0.4 million for the year ended December 31, 2011 primarily due to an $8.6 million increase in utilities and a $2.1 million increase in outside professional services, which were partially offset by an $11.6 million decrease in payroll, benefits and incentive compensation.

        The provision for doubtful accounts decreased $7.5 million for the year ended December 31, 2011 primarily due to improved collections of outstanding accounts receivable during 2011. In addition, the provision was higher in 2010 as the result of tenant bankruptcies and weaker economic conditions.

        Property management and other costs increased $23.1 million for the year ended December 31, 2011 due to a $7.8 million increase in professional services primarily related to the RPI Spin-Off, a $12.4 million increase in severance as part of the realignment of the Company, a $12.1 million increase in incentive compensation and a $2.3 million increase in occupancy costs. These increases were partially offset by a $7.5 million decrease in benefits.

        General and administrative expenses decreased by $15.7 million for the year ended December 31, 2011 primarily due to the reversal of previously accrued bankruptcy costs and gains on bankruptcy settlements of $23.8 million, which were offset by a $13.0 million increase in stock based compensation due to an increase in executive stock grants issued in 2011.

        Provision for impairment included charges of $0.9 million related to one non-income producing asset for the year ended December 31, 2011 (Note 3). Based on the results of the Predecessor's evaluations for impairment, we recognized impairment charges related to operating properties and properties under development of $4.5 million for the period from January 1, 2010 through November 9, 2010 (Note 3).

        Depreciation and amortization increased $259.6 million for the year ended December 31, 2011 primarily due to the impact of the application of the acquisition accounting in the fourth quarter of 2010.

        Interest expense decreased $414.1 million for the year ended December 31, 2011 primarily as we refinanced 12 properties, resulting in a lower average debt balance and lower weighted average interest expense in 2011.

        The Warrant liability adjustment was income of $55.0 million for the year ended December 31, 2011 due to the non-cash income recognized as a result of the change in the fair value of the Warrant liability (Note 10). The decrease in the fair value was primarily due to the decrease our stock price and the change in implied volatility from 38% in 2010 to 37% in 2011.

        The provision for income taxes was $8.7 million for the year ended December 31, 2011 and the benefit for income taxes was $70.0 million for the year ended December 31, 2010. The change was primarily due to changes in liabilities pursuant to uncertain tax positions primarily related to HHC, which was spun off on the Effective Date.

        The decrease in equity in (loss) income of Unconsolidated Real Estate Affiliates for the year ended December 31, 2011 of $18.5 million was primarily due to a $47.3 million decrease in amortization of intangible assets and liabilities, including above and below market lease amortization.

This is offset by $21.1 million related to the impairment of our investment in Turkey in 2010 and an increase in our share of income of the Unconsolidated Real Estate Affiliates.

Liquidity and Capital Resources

        Our primary source of cash is from day-to-day ownership and management of the regional malls. We may also raise cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, working capital, debt service, including principal and interest, reinvestment in properties, redevelopment of properties, tenant allowances and dividends.

        Our capital plan is to obtain financial flexibility by lowering our borrowing costs, managing our future maturities, cross collateralizations and corporate guarantees and providing the necessary capital to fund growth. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $624.8 million of consolidated unrestricted cash and $1.0 billion of available credit under our credit facility as of December 31, 2012, as well as anticipated cash provided by operations.

        Our key financing and capital raising objectives include the following:

  •
  continue to refinance our maturing debt, and certain debt prepayable without penalty, with the goal of lowering our overall borrowing costs, managing future maturities and reducing amount of debt recourse to us; and

  •
  dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, strip centers and regional malls.

        We may also raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnership or other capital raising activities.

        During 2012, we executed the following refinancing and capital transactions (at our proportionate share):

  •
  completed the RPI Spin-Off, decreasing our outstanding mortgage loans by $1.1 billion (Note 5);

  •
  refinanced $7.0 billion of mortgage notes at an average interest rate of 4.20% and average term of 9.4 years. The average interest rate of the original loans was 5.30% and the remaining term-to-maturity was 2.6 years. These refinancings included the financings of Ala Moana, a $1.4 billion secured interest-only mortgage note, The Grand Canal Shoppes/The Shoppes at The Palazzo, a $625.0 million secured interest-only financing, Fashion Show, a $835.0 million secured interest-only mortgage note, and the $763.5 million secured financings of five consolidated properties (Note 8);

  •
  repaid $949.6 million of corporate unsecured debt that matured or was scheduled to mature in September 2012 and May 2013. As a result of the early redemption, we were required to pay a prepayment fee of $15.0 million (Note 8); and

  •
  sold our interests in seven regional malls, 11 strip centers/other retail, an office portfolio, three office properties and one anchor box for an aggregate $524.5 million with net proceeds of $239.1 million (Note 5).

        During 2013, we executed the following refinancing and capital transactions (at our proportionate share):

  •
  On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Redeemable Perpetual Preferred Stock at a price of $25.00 per share. We have granted the underwriters an option to purchase an additional 1,500,000 shares within 30 days of February 13, 2013 to cover any potential over-allotments. The proceeds of $250 million will be used for general corporate purposes, including repayment of a draw on our revolving credit facility (discussed below);

  •
  closed on loans of approximately $580 million at our proportionate share with a weighted average interest rate of 3.66% that mature in 2025, resulting in proceeds of approximately $300 million at our proportionate share. These new loans replace existing loans of approximately $280 million at our proportionate share with a weighted average interest rate of 4.65% that mature in 2013 and 2016.

        As of December 31, 2012, we have $5.3 billion of debt pre-payable at par. We may pursue opportunities to refinance this debt at lower interest and longer terms. Our long term goal is to improve our overall net debt to earnings before interest, taxes and depreciation and amortization, or EBITDA, and leverage ratios by improving operations, amortization of debt and refinancing debt at improved terms.

        As a result of our financing efforts in 2012, we have reduced the amount of debt due in the next three years from $5.6 billion to $3.2 billion, representing 18% of our total debt. The maximum amount due in any one of the next 10 years is no more than $3.0 billion or approximately 17% of our total debt.

        As of December 31, 2012, our proportionate share of total debt aggregated $19.2 billion. Our total debt consists of our share of consolidated debt of $16.1 billion, of which $15.2 billion is secured and $926.0 million is corporate unsecured, and $3.1 billion of our share of the secured debt of our Unconsolidated Real Estate Affiliates. Of our proportionate share of total debt, $1.6 billion is recourse to the Company or its subsidiaries due to guarantees or other security provisions for the benefit of the note holder.

        Our corporate unsecured debt is comprised of $700.5 million of bonds with maturity dates from November 2013 through November 2015, $206.2 million of Junior Subordinated Notes which are due in 2041 and a $19.3 million note payable to HHC which is due in 2015. We redeemed all of the $91.8 million, 5.375% bonds due November 26, 2013 on February 14, 2013, at the "Make-Whole Price," as defined in the applicable indenture, which will result in an approximate $3.0 million loss on extinguishment of debt in first quarter 2013.

        The following table illustrates the scheduled balloon payments at maturity for our proportionate share of total debt as of December 31, 2012. As noted above, the $206.2 million of Junior Subordinated Notes are due in 2041, but we may redeem them any time after April 30, 2011 (Note 8). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2017.

	Consolidated(1)	Unconsolidated(1)
2013(2)	$314,822	$103,283
2014	1,088,227	138,168
2015	1,302,160	213,735
2016	2,172,121	—
2017	1,546,307	447,710
Subsequent	8,195,713	1,643,375

	$14,619,350	$2,546,271

(1)
Excludes adjustments related to special improvement district liabilities, debt market rate adjustments and Brazil.

(2)
Includes $91.8 million of corporate unsecured bonds redeemed in 2013 (Note 20).

        We generally believe that we will be able to extend the maturity date, repay or refinance the consolidated debt that is scheduled to mature in 2013. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates that mature in 2013; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Warrants and Brookfield Ownership

        On January 28, 2013, GGPLP acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million (Note 10), which were convertible into approximately 52,000,000 shares of common stock. The acquisition was financed with available cash and a draw on the revolving credit facility, which was substantially repaid. In addition, on December 31, 2012, the Brookfield Investor acquired the 16,430,000 Warrants held by Pershing Square for a purchase price of approximately $272 million. In connection with the transaction, the parties are required to abide by the following undertakings, as applicable, covering a period of not less than four years from the date of the transaction:

  •
  in connection with any stockholder vote on a change of control transaction recommended by GGP's Board of Directors, the Brookfield Investor will limit their right to vote shares in excess of 38.2% of the then-outstanding common stock;

  •
  the Brookfield Investor will participate in future repurchases of common stock by GGP so as not to exceed their 45% ownership cap;

  •
  the Brookfield Investor will not participate in any GGP dividend reinvestment plan unless first requested by GGP's Board of Directors;

  •
  Pershing Square has acknowledged the 9.9% ownership related to GGP and agreed to not acquire shares of GGP that would cause its ownership to exceed the limit;

  •
  Pershing Square agreed that they will refrain from undertaking types of transactions with respect to GGP that are subject to disclosure under paragraphs (a)-(j) of Item 4 of Schedule 13D.

        As a result of these transactions, the Brookfield Investor, is now the sole third party holder of the Company's remaining outstanding Warrants, which are exercisable into approximately 42 million common shares of the Company at a weighted average exercise price of $9.53 per share, assuming net share settlement.

        As of January 3, 2013, the Brookfield Investor's potential ownership of the Company, including the effect of shares issuable upon exercise of the Warrants, is 43.1%, which is stated in their Form 13D filed on the same date and assumes full share settlement.

        The Warrants will continue to adjust for dividends paid by the Company. We estimate that net share settlement ownership of the Brookfield Investor in us would be 40.7% after considering the transactions above.

        If the Brookfield Investor held the Warrants to maturity, assuming net share settlement and no other changes other than regular dividend adjustments, they would own approximately 41.4% of the Company. If the Brookfield Investor held the Warrants to maturity, assuming (a) the stock price increased $10 per share, (b) the Warrants were adjusted for the impact of regular dividends, and (c) net share settlement, the Brookfield Investor's potential ownership would increase to approximately 42.0% of the Company.

Preferred Equity

        On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Preferred Stock at a price of $25.00 per share. We have granted the underwriters an option to purchase an additional 1.5 million shares within 30 days of February 13, 2013 to cover any potential over-allotments.

Redevelopments

        We are currently redeveloping several consolidated and unconsolidated properties with our joint venture partners primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues. The execution of these redevelopment projects within our portfolio were identified as providing compelling risk-adjusted returns on investment.

        These redevelopments represent organic growth with double-digit returns on investment (first year stabilized). We plan to fund these costs with available cash flow, construction financing, and proceeds from debt refinancings. We continue to evaluate a number of other redevelopment prospects to further enhance the quality of our assets.

        The following table illustrates our planned redevelopments, excluding international properties:

Selected Expansions and Redevelopments

Property	Ownership %	GGP's Total Projected Share of Cost	GGP's Investment to Date	Expected Return on Investment(1)	Estimated Construction Start	Expected Construction Completion
		(in millions)
Ala Moana Center	100%	$572.4	$203.0	9 - 10%	Q1 2013	Q4 2015
Christiana Mall	50%	11.3	0.6	10 - 11%	Q1 2013	Q4 2014
Fashion Show	100%	38.4	19.9	20%	Under Construction	Q3 2013
Glendale Galleria	50%	51.7	13.1	11 - 12%	Under Construction	Q4 2013
The Mall in Columbia	100%	23.6	1.2	11 - 12%	Q1 2013	Q2 2014
North Point	100%	9.7	1.8	11 - 12%	Under Construction	Q4 2013
Northridge Fashion Center	100%	12.7	11.3	11 - 12%	Under Construction	Q1 2013
Oakbrook Center	48%	15.0	4.7	10 - 11%	Under Construction	Q4 2013
Oakwood Center	100%	17.1	0.6	10 - 11%	Under Construction	Q4 2013
Pioneer Place	100%	11.3	1.8	18 - 20%	Under Construction	Q4 2013
The Woodlands	100%	49.3	15.4	7 - 9%	Q1 2013	Q3 2014
Other Projects	N/A	89.0	31.6	8 - 10%	Under Construction	N/A

		$901.5	$305.0	10 - 11%

(1)
Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions. Actual costs may vary.

Capital Expenditures

        We have incurred capital expenditures of $129.1 million for the year ended December 31, 2012 and $76.1 million for the year ended December 31, 2011, which primarily relate to ordinary capital projects at our operating properties and the implementation of certain information systems at our corporate and regional offices. In addition, we incurred tenant allowances and capitalized leasing costs for our operating properties of $139.2 million for the year ended December 31, 2012 and $107.5 million for the year ended December 31, 2011.

Dividends

        Our Board of Directors declared common stock dividends during 2012 as follows:

Declaration Date	Record Date	Date Payable or Paid	Dividend Per Share
November 26, 2012	December 14, 2012	January 4, 2013	$0.11
August 1, 2012	October 15, 2012	October 29, 2012	0.11
May 1, 2012	July 16, 2012	July 30, 2012	0.10
February 27, 2012	April 16, 2012	April 30, 2012	0.10

        On December 20, 2011, the Board of Directors approved the distribution of RPI in the form of a special dividend for which GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock for each share of GGP Common Stock held as of December 30, 2011. RPI's net equity was recorded as of December 31, 2011 as a dividend payable as substantive conditions for the spin-off were met as of December 31, 2011 and it was probable that the spin-off would occur. On

January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011. As of December 31, 2011, we had recorded a distribution payable of $526.3 million and a related decrease in retained earnings (accumulated deficit), of which $426.7 million relates to the special dividend, on our Consolidated Balance Sheet. This special dividend satisfied part of our 2011 and the 2012 REIT distribution requirements. We adjusted the distribution in retained earnings (accumulated deficit) by $26.0 million to reflect the net change in RPI's net assets as of the date of the spin-off.

        On February 4, 2013, our Board of Directors declared a first quarter common stock dividend of $0.12 per share payable on April 30, 2013, to stockholders of record on April 16, 2013. The dividend represents a 9% increase (from $0.11 per share) to the dividends paid during 2012.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by (used in) operating activities was $807.1 million for the twelve months ended December 31, 2012, $502.8 million for the twelve months ended December 31, 2011, $(358.6) million for the period from November 10, 2010 through December 31, 2010, and $41.0 million for the period from January 1, 2010 through November 9, 2010. Significant components of net cash provided by operating activities include:

  •
  In 2012, a decrease in restricted cash of $50.9 million, primarily attributable to the RPI spin-off as well as the release of escrows resulting from refinancing our debt;

  •
  in 2011, the decrease in accounts payable and accrued expenses of $(135.4) million primarily attributable to the approximately $(115) million payment of the key employee incentive plan, which provided for payment to certain key employees upon successful emergence from bankruptcy, during the first quarter of 2011;

  •
  for the Successor in 2010, a payment related to the settlement of a contingent stock agreement with HHC, $(220.0) million;

  •
  and for the Successor in 2010, a decrease in accounts payable and accrued expenses, $(203.1) million, primarily attributable to the payment of accrued interest and liabilities stayed by the Predecessor's Chapter 11 filing.

Cash Flows from Investing Activities

        Net cash (used in) provided by investing activities was $(221.5) million for the twelve months ended December 31, 2012, $485.4 million for the twelve months ended December 31, 2011, $63.4 million for the period from November 10, 2010 through December 31, 2010, and $(89.2) million for the period from January 1, 2010 through November 9, 2010:

  •
  In 2012, the acquisition of interests in 11 Sears anchor pads, $(270.0) million (Note 4);

  •
  in 2012, the acquisition of the remaining 49% of The Oaks and Westroads, which were previously owned through a joint venture, $(98.3) million (Note 4);

  •
  in 2012, proceeds from the disposition of 21 investment properties and a portion of our office portfolio, $362.4 million (Note 5);

  •
  in 2012, distributions received from Unconsolidated Real Estate Affiliates in excess of income primarily related to distributions received from three of our joint ventures, $372.2 million;

  •
  in 2011, proceeds from the disposition of 15 investment properties, $627.9 million; and

  •
  in 2010, additions by the Predecessor, $(223.4) million.

Cash Flows from Financing Activities

        Net cash (used in) provided by financing activities was $(533.7) million for the twelve months ended December 31, 2012, $(1.4) billion for the twelve months ended December 31, 2011, $(221.1) million for the period from November 10, 2010 through December 31, 2010, and $931.3 million for the period from January 1, 2010 through November 9, 2010. Significant components of net cash used in financing activities include:

  •
  In 2012, we made $5.8 billion of principal payments, which were partially offset by net proceeds of $5.6 billion received from refinanced or new mortgage notes;

  •
  in 2012, cash distributions paid to common stockholders, $(384.3) million, which were offset by the cash distributions reinvested in common stock via the DRIP, $48.5 million;

  •
  in 2011, principal payments and refinancing of our mortgages, notes and loans payable $(651.7) million, net;

  •
  in 2011, the purchase and cancellation of common stock, $(553.5) million;

  •
  in 2011, the cash distribution paid to common stockholders, $(319.8) million, which were offset by the cash distributions reinvested in common stock via the DRIP, $115.4 million;

  •
  for the Successor in 2010, proceeds from capitalization pursuant to the Plan, $2.1 billion;

  •
  for the Successor in 2010, the clawback of common stock pursuant to the Plan, $1.8 billion;

  •
  for the Predecessor in 2010, proceeds from capitalization pursuant to the Plan, $3.4 billion;

  •
  and for the Predecessor in 2010, principal payments and refinancing of our mortgages, notes and loans payable $(2.6) billion (primarily pursuant to the Plan), net.

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

Critical Accounting Policies

        Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are as follows:

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

        We operate in a single reportable segment which includes the operation, development and management of retail and other rental properties, primarily regional malls. Our portfolio of regional malls represents a collection of retail properties that are targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

Acquisitions of Operating Properties (Note 4)

        Acquisitions of properties are accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired properties were included in the results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. No significant value had been ascribed to the tenant relationships.

        The acquisition method of accounting was applied by the Company at the Effective Date, therefore the consolidated Balance Sheets and Statements of Operation and Comprehensive Loss reflect the revaluation of the Predecessor's assets to fair value.

Investments in Unconsolidated Real Estate Affiliates (Note 7)

        We account for investments in joint ventures where we own a non-controlling joint interest using the equity method. To determine the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a variable interest entity ("VIE") and, if so, determine which party is primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, future cash flow projections, the entity's financing and capital structure, and contractual relationship and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

        Primary risks associated with our VIEs include the potential of funding the entities' debt obligations or making additional contributions to fund the entities' operations.

        Partially owned, non-variable interest joint ventures over which we have controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned joint ventures where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

        We continually analyze and assess reconsideration events, including changes in the factors mentioned above, to determine if the consolidation treatment remains appropriate. Decisions regarding consolidation of partially owned entities frequently require significant judgment by our management. Errors in the assessment of consolidation could result in material changes to our consolidated financial statements.

Revenue Recognition and Related Matters

        Minimum rent revenues are recognized on a straight-line basis over the terms of the related operating leases. Minimum rent revenues also include lease termination income collected from tenants to allow the tenant to vacate their space prior to their scheduled termination dates, as well as, accretion related to above and below-market tenant leases on acquired properties and properties that were fair valued at Emergence. The following is a summary of amortization of straight-line rent, net amortization /accretion related to above and below-market tenant leases and termination income:

        In leasing tenant space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

        Overage rent is paid by a tenant when the tenant's sales exceed an agreed upon minimum amount and is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are generally recognized as revenues in the period the related costs are incurred.

        We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience.

Impairment

Operating properties

        We review our consolidated properties for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant decreases in occupancy percentage, debt maturities, management's intent with respect to the properties and prevailing market conditions.

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

        Gains on disposition, including settlement of debt, are recorded in the Consolidated Statements of Operations and Comprehensive Loss in the period the property is disposed. Impairment charges are recorded in the Consolidated Statements of Operations and Comprehensive Loss when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and / or in the period of disposition.

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

Fair Value of Warrants

        The fair value of the Warrants was estimated using the Black Scholes option pricing model using our stock price, the Warrant term, and Level 3 inputs (Note 3). An increase in GGP's common stock price or in the expected volatility of the Warrants would increase the fair value; whereas, a decrease in GGP's common stock price or an increase in the lack of marketability would decrease the fair value. The valuation of the Warrants as of December 31, 2012, was not adjusted when determining the fair value as a result of the Pershing Square and Fairholme/Blackstone transactions (Note 10).

Contractual Cash Obligations and Commitments

        The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2012:

	2013	2014	2015	2016	2017	Subsequent/ Other(6)	Total
Mortgages, notes and loans payable(1)	$551,006	$1,307,642	$1,557,960	$2,388,105	$1,700,075	$8,485,393	$15,990,181
Interest payments(2)	766,103	702,845	660,584	562,449	456,726	1,624,069	4,772,776
Retained debt-principal	1,366	1,443	1,524	1,596	1,699	84,132	91,760
Ground lease payments	6,909	6,871	6,881	6,765	6,795	203,836	238,057
Purchase obligations(3)	112,245	—	—	—	—	—	112,245
Junior Subordinated Notes(4)	—	—	—	—	—	206,200	206,200
Tax indemnification liability	—	—	—	—	—	303,750	303,750
Uncertain tax position liability(5)	—	—	—	—	—	5,873	5,873
Other long-term liabilities(6)	—	—	—	—	—	—	—

Total	$1,437,629	$2,018,801	$2,226,949	$2,958,915	$2,165,295	$10,913,253	$21,720,842

(1)
Excludes $23.3 million of non-cash debt market rate adjustments.

(2)
Based on rates as of December 31, 2012. Variable rates are based on a LIBOR rate of 0.21%. Excludes interest payments related to debt market rate adjustments.

(3)
Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(4)
The $206.2 million of Junior Subordinated Notes are due in 2041, but may be redeemed any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in consolidated debt maturing subsequent to 2017.

(5)
The uncertain income tax liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

(6)
Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $226.5 million in 2012, $254.3 million in 2011 and $259.0 million in 2010.

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties (reference is made to Item 3 above, which description is incorporated into this response).

        We lease land or buildings from third parties. The leases generally provide the right of first refusal in the event of a proposed sale of the property by the owner. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. The following is a summary of our contractual rental expense, which is included in other property operating costs in our Consolidated Statements of Operations and Comprehensive Loss:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Contractual rent expense, including participation rent	$14,248	$13,034	$1,833	$8,520
Contractual rent expense, including participation rent and excluding amortization of above- and below-market ground leases and straight-line rent	9,188	7,886	1,123	4,290

REIT Requirements

        In order to remain qualified as a REIT for Federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of our ordinary taxable income to stockholders. See Note 9 to the consolidated financial statements for more detail on our ability to remain qualified as a REIT.

Recently Issued Accounting Pronouncements

        None.

Non-GAAP Supplemental Financial Measures and Definitions

Net Operating Income ("NOI")

        We believe NOI is a useful supplemental measure of our operating performance. We define NOI as operating revenues (rental income, tenant recoveries and other income) less property and related expenses (real estate taxes, property maintenance costs, marketing, other property expenses and provision for doubtful accounts). NOI has been reflected on a proportionate basis (at our ownership share). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, strategic initiatives, provision for income taxes, discontinued operations and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs. This measure provides an operating perspective not immediately apparent from GAAP operating or net income (loss) attributable to common stockholders.

        However, due to the exclusions noted above, NOI should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss) attributable to common stockholders.

        Company NOI (previously defined as Core NOI) excludes the NOI impacts of non-cash items such as straight-line rent and intangible asset and liability amortization resulting from acquisition accounting. We present Company NOI and Company FFO (as defined below), as we believe certain investors and other users of our financial information use them as measures of our historical operating performance.

Funds From Operations ("FFO") and Company FFO

        We determine FFO based upon the definition set forth by National Association of Real Estate Investment Trusts ("NAREIT"). We determine FFO to be our share of consolidated net income (loss) computed in accordance with GAAP, excluding real estate related depreciation and amortization, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon our economic ownership interest, and all determined on a consistent basis in accordance with GAAP. As with our presentation of NOI, FFO has been reflected on a proportionate basis.

        We consider FFO a supplemental measure for equity REITs and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. FFO does not give effect to real estate depreciation and amortization since these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance.

        As with our presentation of Company NOI, Company FFO excludes from FFO certain items that are non-cash and certain non-comparable items such as our Company NOI adjustments, and FFO items such as FFO from discontinued operations, warrant liability adjustment, and interest expense on debt repaid or settled, all as a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Total Company FFO is Company FFO including Company FFO from discontinued operations excluding Company FFO from the RPI Spin-off, which is also included in discontinued operations.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

        We present NOI and FFO as they are financial measures widely used in the REIT industry. In order to provide a better understanding of the relationship between our non-GAAP financial measures of NOI, Company NOI, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of Company NOI and NOI to GAAP operating income (loss); a reconciliation of Company FFO and FFO to GAAP net (loss) income attributable to common stockholders has been provided. None of our non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to common stockholders and none are necessarily indicative of cash available to fund cash needs. In addition, we have presented such financial measures on a consolidated and unconsolidated basis (at our ownership share) as we believe that given the significance of our operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of our unconsolidated properties provides important insights into the income and FFO produced by such investments for us as a whole.

        The following table reconciles Company NOI and NOI to operating income for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011
Company NOI	$2,149,795	$2,046,183
Company NOI adjustments:
Straight-line rent	74,866	95,039
Above- and below-market leases amortization, net	(104,554)	(120,858)
Real estate tax stabilization agreement	(6,312)	(6,312)
Amortization of below-market ground leases	(5,687)	(5,786)

Total Company NOI adjustments	(41,687)	(37,917)

NOI	2,108,108	2,008,266
Less: Company NOI of Unconsolidated Properties	(398,409)	(368,848)
Management fees and other corporate revenues	71,949	61,165
Property management and other costs	(159,671)	(187,035)
General and administrative	(39,255)	(30,883)
Provision for impairment	(58,198)	(916)
Depreciation and amortization	(793,877)	(874,189)
Gain on sales of investment properties	—	2,402
Noncontrolling interest in NOI of Consolidated Properties and other	12,412	11,750

Operating income	$743,059	$621,712

        The following table reconciles Company FFO and FFO to net (loss) income attributable to common stockholders for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011
Company FFO	$993,875	$874,420
Company FFO adjustments:
Company NOI adjustments (above)	(41,687)	(37,917)
Management fees and other corporate revenues	—	421
Property management and other costs(1)	1,696	(20,518)
General and administrative(1)	—	18,313
Preferred unit distributions(3)	(3,098)	—
Interest expense(2)	23,259	(11,187)
Warrant liability adjustment	(502,234)	55,042
Provision for income taxes	(9,474)	(8,911)
FFO from discontinued operations(4)	58,793	39,375
Provisions for impairment	—	(916)

Total Company FFO adjustments	(472,745)	33,702

FFO	521,130	908,122
Depreciation and amortization of capitalized real estate costs	(954,893)	(1,062,661)
Gain from change in control of investment properties	18,547	—
Loss on extinguishment of debt	(15,007)	—
Gain on sales of investment properties	67,385	16,784
Noncontrolling interests in depreciation of Consolidated Properties	6,870	9,343
Provision for impairment	(58,198)	—
Provision for impairment of discontinued operations	(50,483)	(67,466)
Redeemable noncontrolling interests	3,492	2,212
Depreciation and amortization of discontinued operations	(20,076)	(119,506)

Net (loss) income attributable to common stockholders	$(481,233)	$(313,172)

(1)
Non-comparable costs include bankruptcy-related items such as the reversal of previously accrued bankruptcy costs and gains on settlements, partially offset by legal, professional fees and other restructuring costs.

(2)
Interest expense adjustments include default interest, interest expense relating to extinguished debt, debt market rate adjustments, write-off of debt market rate adjustments on extinguished debt, and debt extinguishment expenses.

(3)
Distribution of RPI shares to preferred unit holders as a result of the RPI Spin-Off (Note 12)

(4)
Includes a $50.8 million gain on extinguishment of debt (Note 5).

Forward-Looking Statements

        Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to, the Company's ability to refinance, extend, restructure or repay near and intermediate term debt, its indebtedness, its ability to raise capital through equity issuances, asset sales or the incurrence of new debt, retail and credit market conditions, impairments, its liquidity demands, retail and economic conditions. We discuss these and other risks and uncertainties under the heading "Risk Factors" in this Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2012, we had consolidated debt of $16.2 billion, including $1.2 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $1.2 billion of variable-rate debt would result in a $3.0 million annualized increase or decrease in consolidated interest expense and operating cash flows.

        In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $160.0 million at December 31, 2012. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a nominal annualized increase or decrease in our equity in the income (loss) of Unconsolidated Real Estate Affiliates.

        We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 6 and 8. At December 31, 2012, the fair value of our consolidated debt has been estimated for this purpose to be $1.3 billion higher than the carrying amount of $16.2 billion.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

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

        As of December 31, 2012, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls—Integrated Framework." Based on this assessment, management believes that, as of December 31, 2012, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the internal control over financial reporting of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements based on our audit and the reports of other auditors, and included an explanatory paragraph regarding the Company's consolidated financial statements including assets, liabilities, and a capital structure with carrying values not comparable with prior periods.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 28, 2013

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information which appears under the captions "Proposal 1—Election of Directors," "Executive Officers," "Corporate Governance-Committees of the Board of Directors-Audit Committee" and "—Nominating & Governance Committee," "Additional Information—Stockholder Director Nominations and Other Stockholder Proposals for Presentation at the 2013 Annual Meeting," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

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

        Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303A 12(a) of the NYSE listing standards on May 22, 2012, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.

ITEM 11.    EXECUTIVE COMPENSATION

        The information which appears under the caption "Executive Compensation" in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information which appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

        The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2012.

Plan Category	(a) Number of securities to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted Average Exercise Price of Outstanding Options Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	9,706,799	13.58	31,055,892	(2)
Equity compensation plans not approved by security holders	n/a	n/a	n/a

	9,706,799	13.58	31,055,892

(1)
Includes 14,300 shares of common stock under the Predecessor's stock compensation plans (all of which vested on the Effective Date) and under the Equity Plan. The Equity Plan was approved pursuant to the Plan.

(2)
Reflects shares of common stock available for issuance under the Equity Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information which appears under the captions "Corporate Governance-Director Independence," and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information which appears under the captions "Proposal 2- Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees and Services" and "Audit Committee's Pre-Approval Policies and Procedures" in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

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

GENERAL GROWTH PROPERTIES, INC.
/s/ SANDEEP MATHRANI Sandeep Mathrani Chief Executive Officer	February 28, 2013

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

Signature	Title	Date

/s/ SANDEEP MATHRANI Sandeep Mathrani	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2013
/s/ MICHAEL BERMAN Michael Berman	Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ JAMES A. THURSTON James A. Thurston	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 28, 2013
/s/ RICHARD B. CLARK Richard B. Clark	Director	February 28, 2013
/s/ MARY LOU FIALA Mary Lou Fiala	Director	February 28, 2013

Signature	Title	Date

/s/ BRUCE J. FLATT Bruce J. Flatt	Director	February 28, 2013
/s/ JOHN K. HALEY John K. Haley	Director	February 28, 2013
/s/ CYRUS MADON Cyrus Madon	Director	February 28, 2013
/s/ DAVID J. NEITHERCUT David J. Neithercut	Director	February 28, 2013
/s/ MARK R. PATTERSON Mark R. Patterson	Director	February 28, 2013
/s/ JOHN G. SCHREIBER John G. Schreiber	Director	February 28, 2013

GENERAL GROWTH PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements and consolidated financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

Page Number
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm:
General Growth Properties, Inc.		F-2
Independent Auditors' Reports:
GGP/Homart II L.L.C		F-4
GGP-TRS L.L.C.		F-6
Consolidated Balance Sheets as of December 31, 2012 and 2011		F-7

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011, the period November 10, 2010 through December 31, 2010 (Successor operations) and the period January 1, 2010 through November 9, 2010 (Predecessor operations)

F-8

Consolidated Statements of Equity for the years ended December 31, 2012 and 2011, the period November 10, 2010 through December 31, 2010 (Successor operations) and the period January 1, 2010 through November 9, 2010 (Predecessor operations)

F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, the period November 10, 2010 through December 31, 2010 (Successor operations) and the period January 1, 2010 through November 9, 2010 (Predecessor operations)

F-11
Notes to Consolidated Financial Statements:
Note 1	Organization	F-13
Note 2	Chapter 11 and the Plan	F-14
Note 3	Summary of Significant Accounting Policies	F-14
Note 4	Acquisitions and Intangibles	F-23
Note 5	Dispositions, Discontinued Operations and Gains (Losses) on Dispositions of Interests in Operating Properties	F-25
Note 6	Fair Value	F-27
Note 7	Unconsolidated Real Estate Affiliates	F-29
Note 8	Mortgages, Notes and Loans Payable	F-32
Note 9	Income Taxes	F-35
Note 10	Warrant Liability	F-39
Note 11	Rentals under Operating Leases	F-42
Note 12	Equity and Redeemable Noncontrolling Interests	F-43
Note 13	Earnings Per Share	F-45
Note 14	Stock-Based Compensation Plans	F-47
Note 15	Prepaid Expenses and Other Assets	F-51
Note 16	Accounts Payable and Accrued Expenses	F-52
Note 17	Accumulated Other Comprehensive Loss	F-52
Note 18	Litigation	F-52
Note 19	Commitments and Contingencies	F-54
Note 20	Subsequent Events	F-55
Note 21	Quarterly Financial Information (Unaudited)	F-56
Consolidated Financial Statement Schedule
Report of Independent Registered Public Accounting Firm		F-58
Schedule III—Real Estate and Accumulated Depreciation		F-59

        All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years ended December 31, 2012 and 2011, for the period from November 10, 2010 through December 31, 2010 (Successor Company operations), and for the period from January 1, 2010 through November 9, 2010 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of GGP/Homart II L.L.C. and GGP TRS L.L.C., the Company's investments in which are accounted for by use of the equity method. The Company's equity of $700,568,000 and $800,784,000 in GGP/Homart II L.L.C.'s net assets as of December 31, 2012 and 2011, respectively, and of $9,315,000, $(4,740,000), and $(1,109,000) in GGP/Homart II L.L.C.'s net income (loss) for each of the three years in the respective period ended December 31, 2012 are included in the accompanying financial statements. The Company's equity of $242,802,000 and $229,519,000 in GGP-TRS L.L.C.'s net assets as of December 31, 2012 and 2011, respectively, and of $6,133,000, $(4,620,000), and $(16,403,000) in GGP-TRS L.L.C.'s net income (loss) for each of the three years in the respective period ended December 31, 2012 are included in the accompanying financial statements. The financial statements of GGP/Homart II L.L.C. and GGP-TRS L.L.C. were audited by other auditors related to the periods listed above whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based on the reports of the other auditors and the procedures that we considered necessary in the circumstances with respect to the inclusion of the Company's equity investments and equity method income in the accompanying consolidated financial statements taking into consideration (1) the basis adjustments of the equity method investments as a result of the revaluation of the investments to fair value discussed in Note 3 and (2) the allocation of the equity method investment income from the operations of these investees between the two periods within the calendar year 2010 for the Predecessor Company and Successor Company.

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

In our opinion, based on our audits and the reports of the other auditors, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011 and the period from November 10, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, based on our audits and the reports of the other auditors, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2010 through November 9, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on October 21, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on November 9, 2010. Accordingly, the accompanying financial statements have been prepared in conformity with ASC 852-10, Reorganizations, and ASC 805-10, Business Combinations, for the Successor Company as a new entity including assets, liabilities, and a capital structure with carrying values not comparable with prior periods.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 28, 2013

Independent Auditors' Report

The Members
GGP/Homart II L.L.C.:

Report on the Financial Statements

We have audited the accompanying consolidated financial statements of GGP/Homart II L.L.C. (a Delaware Limited Liability Company) and its subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related notes to the consolidated financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II L.L.C. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in accordance with U.S. generally accepted accounting principles.

                                                                                             /s/ KPMG LLP

Chicago, Illinois
February 28, 2013

Independent Auditors' Report

The Members
GGP-TRS L.L.C.:

Report on the Financial Statements

We have audited the accompanying consolidated financial statements of GGP-TRS L.L.C. (a Delaware Limited Liability Company) and its subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related notes to the consolidated financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP-TRS L.L.C. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in accordance with U.S. generally accepted accounting principles.

                                                                                             /s/ KPMG LLP

Chicago, Illinois
February 28, 2013

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Investment in real estate:
Land	$4,278,471	$4,623,944
Buildings and equipment	18,806,858	19,837,750
Less accumulated depreciation	(1,440,301)	(974,185)
Construction in progress	376,529	135,807

Net property and equipment	22,021,557	23,623,316
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,865,871	3,052,973

Net investment in real estate	24,887,428	26,676,289
Cash and cash equivalents	624,815	572,872
Accounts and notes receivable, net	260,860	218,749
Deferred expenses, net	179,837	170,012
Prepaid expenses and other assets	1,329,465	1,805,535
Assets held for disposition	—	74,694

Total assets	$27,282,405	$29,518,151

Liabilities:
Mortgages, notes and loans payable	$15,966,866	$17,143,014
Accounts payable and accrued expenses	1,212,231	1,445,738
Dividend payable	103,749	526,332
Deferred tax liabilities	28,174	29,220
Tax indemnification liability	303,750	303,750
Junior Subordinated Notes	206,200	206,200
Warrant liability	1,488,196	985,962
Liabilities held for disposition	—	74,795

Total liabilities	19,309,166	20,715,011

Redeemable noncontrolling interests:
Preferred	136,008	120,756
Common	132,211	103,039

Total redeemable noncontrolling interests	268,219	223,795

Commitments and Contingencies	—	—
Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 939,049,318 and 935,307,487 shares issued and outstanding as of December 31, 2012 and 2011	9,392	9,353
Additional paid-in capital	10,432,447	10,405,318
Retained earnings (accumulated deficit)	(2,732,787)	(1,883,569)
Accumulated other comprehensive loss	(87,354)	(47,773)

Total stockholders' equity	7,621,698	8,483,329
Noncontrolling interests in consolidated real estate affiliates	83,322	96,016

Total equity	7,705,020	8,579,345

Total liabilities and equity	$27,282,405	$29,518,151

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Revenues:
Minimum rents	$1,578,074	$1,536,328	$225,411	$1,321,004
Tenant recoveries	716,120	711,663	97,444	613,564
Overage rents	69,550	60,849	17,609	31,056
Management fees and other corporate revenues	71,949	61,165	8,883	54,351
Other	76,157	74,779	14,600	55,370

Total revenues	2,511,850	2,444,784	363,947	2,075,345

Expenses:
Real estate taxes	226,482	224,013	31,552	189,711
Property maintenance costs	84,783	91,204	17,228	74,539
Marketing	33,854	33,602	10,622	21,359
Other property operating costs	368,154	376,152	55,947	319,838
Provision for doubtful accounts	4,517	5,075	(47)	12,628
Property management and other costs	159,671	187,035	29,337	134,602
General and administrative	39,255	30,886	22,241	24,392
Provision for impairment	58,198	916	—	4,516
Depreciation and amortization	793,877	874,189	121,782	492,823

Total expenses	1,768,791	1,823,072	288,662	1,274,408

Operating income	743,059	621,712	75,285	800,937
Interest income	2,924	2,418	718	1,455
Interest expense	(811,094)	(879,532)	(126,647)	(1,167,032)
Warrant liability adjustment	(502,234)	55,042	(205,252)	—
Gain from change in control of investment properties	18,547	—	—	—
Loss on extinguishment of debt	(15,007)	—	—	—

Loss before income taxes, equity in income (loss) of Unconsolidated
Real Estate Affiliates, reorganization items, discontinued operations and allocation to noncontrolling interests	(563,805)	(200,360)	(255,896)	(364,640)
(Provision for) benefit from income taxes	(9,091)	(8,723)	8,992	60,962
Equity in income (loss) of Unconsolidated Real Estate Affiliates	54,984	2,898	(504)	12,139
Equity in income (loss) of Unconsolidated Real Estate Affiliates—gain on investment	23,358	—	—	9,718
Reorganization items	—	—	—	(354,726)

Loss from continuing operations	(494,554)	(206,185)	(247,408)	(636,547)
Discontinued operations:
Loss from discontinued operations, including gains (losses) on dispositions	(27,744)	(100,619)	(8,676)	(576,178)
Gain on extinguishment of debt	50,765	—	—	—

Discontinued operations, net	23,021	(100,619)	(8,676)	(576,178)

Net loss	(471,533)	(306,804)	(256,084)	(1,212,725)
Allocation to noncontrolling interests	(9,700)	(6,368)	1,868	26,967

Net loss attributable to common stockholders	$(481,233)	$(313,172)	$(254,216)	$(1,185,758)

Basic Loss Per Share:
Continuing operations	$(0.54)	$(0.22)	$(0.26)	$(1.96)
Discontinued operations	0.02	(0.11)	(0.01)	(1.78)

Total basic loss per share	$(0.52)	$(0.33)	$(0.27)	$(3.74)

Diluted Loss Per Share:
Continuing operations	$(0.54)	$(0.27)	$(0.26)	$(1.96)
Discontinued operations	0.02	(0.10)	(0.01)	(1.78)

Total diluted loss per share	$(0.52)	$(0.37)	$(0.27)	$(3.74)

Dividends declared per share	$0.42	$0.83	$0.38	$—
Comprehensive Loss, Net:
Net loss	$(471,533)	$(306,804)	$(256,084)	$(1,212,725)
Other comprehensive income (loss):
Net unrealized gains on financial instruments	—	—	129	15,024
Accrued pension adjustment	—	—	—	1,745
Foreign currency translation	(39,674)	(48,545)	75	(16,552)
Unrealized gains (losses) on available-for-sale securities	(165)	263	(32)	38

Other comprehensive income (loss)	(39,839)	(48,282)	172	255

Comprehensive loss	(511,372)	(355,086)	(255,912)	(1,212,470)
Comprehensive (income) loss allocated to noncontrolling interests	(9,442)	(6,031)	1,869	26,921

Comprehensive loss, net attributable to common stockholders	$(520,814)	$(361,117)	$(254,043)	$(1,185,549)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
Balance at January 1, 2010 (Predecessor)	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339

Net (loss) income			(1,185,758)			1,545	(1,184,213)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,927)	(1,927)
Restricted stock grants, net of forfeitures (87,059 common shares)	1	8,309					8,310
Issuance of common stock—payment of dividend (4,923,287 common shares)	49	53,346					53,395
Other comprehensive income				47,684			47,684
Fair value adjustment for noncontrolling interest in Operating Partnership		(38,854)					(38,854)
Distribution of HHC			(1,487,929)	1,268		(808)	(1,487,469)

Balance at November 9, 2010 (Predecessor)	$3,188	$3,752,254	$(5,506,314)	$48,703	$(76,752)	$23,186	$(1,755,735)

Effects of acquisition accounting:
Elimination of Predecessor common stock	(3,188)	(3,752,254)			76,752	(23,186)	(3,701,876)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income			5,506,314	(48,703)			5,457,611
Issuance of common stock pursuant to the Plan (643,780,488 common shares, net of 120,000,000 stock warrants issued and stock issuance costs)	6,438	5,569,060					5,575,498
Issuance of common stock to existing common shareholders pursuant to the Plan	3,176	4,443,515					4,446,691
Restricted stock grants, net of forfeitures (1,725,000 common shares)	17	(17)					—
Change in basis for noncontrolling interests in consolidated real estate affiliates						102,169	102,169

Balance at November 10, 2010 (Successor)	$9,631	$10,012,558	$—	$—	$—	$102,169	$10,124,358

Net (loss) income			(254,216)			534	(253,682)
Issuance of common stock (154,886,000 common shares, net of stock issuance costs)	1,549	2,145,488					2,147,037
Clawback of common stock pursuant to the Plan (179,276,244 common shares)	(1,792)	(1,797,065)					(1,798,857)
Restricted stock grants, net of forfeitures (1,315,593 common shares)	13	5,026					5,039
Stock option grants, net of forfeitures (1,828,369 common shares)	18	4,978					4,996
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(416)	(416)
Other comprehensive income				172			172
Fair value adjustment for noncontrolling interest in Operating Partnership		(11,522)					(11,522)
Issuance of subsidiary preferred shares (360 preferred shares)						360	360
Cash distributions declared ($0.038 per share)			(35,736)				(35,736)
Stock distributions declared ($0.342 per share)		322,123	(322,123)				—

Balance at December 31, 2010 (Successor)	$9,419	$10,681,586	$(612,075)	$172	$—	$102,647	$10,181,749

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
Net loss			(313,172)			(1,075)	(314,247)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(5,556)	(5,556)
Issuance of common stock—payment of dividend (22,256,121 common shares)	223	(244)	21				—
Restricted stock grants, net of forfeitures ((341,895) common shares)	(3)	11,578	(307)				11,268
Stock option grants, net of forfeitures (121,439 common shares)	1	834					835
Purchase and cancellation of common shares ((35,833,537) common shares)	(358)	(398,590)	(154,562)				(553,510)
Cash dividends reinvested (DRIP) in stock (7,225,345 common shares)	71	115,292					115,363
Other comprehensive loss				(47,945)			(47,945)
Cash distributions declared ($0.40 per share)		(16)	(376,824)				(376,840)
Cash redemptions for common units in excess of carrying value		(648)					(648)
Fair value adjustment for noncontrolling interest in Operating Partnership		(4,474)					(4,474)
Dividend for RPI Spin-off			(426,650)				(426,650)

Balance at December 31, 2011 (Successor)	$9,353	$10,405,318	$(1,883,569)	$(47,773)	$—	$96,016	$8,579,345

Net (loss) income			(481,233)			784	(480,449)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(13,478)	(13,478)
Restricted stock grants, net of forfeitures ((85,452) common shares)	(1)	8,888					8,887
Employee stock purchase program (98,076 common shares)	1	1,604					1,605
Stock option grants, net of forfeitures (617,842 common shares)	6	19,853					19,859
Cash dividends reinvested (DRIP) in stock (3,111,365 common shares)	33	48,490					48,523
Other comprehensive loss				(39,581)			(39,581)
Cash distributions declared ($0.42 per share)			(394,029)				(394,029)
Cash redemptions for common units in excess of carrying value		(1,083)					(1,083)
Fair value adjustment for noncontrolling interest in Operating Partnership		(50,623)					(50,623)
Adjustment to dividend for RPI Spin-Off			26,044				26,044

Balance at December 31, 2012 (Successor)	$9,392	$10,432,447	$(2,732,787)	$(87,354)	$—	$83,322	$7,705,020

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Cash Flows from Operating Activities:
Net loss	$(471,533)	$(306,804)	$(256,084)	$(1,212,725)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) loss of Unconsolidated Real Estate Affiliates	(54,984)	(2,898)	504	(12,139)
Equity in (income) loss of Unconsolidated Real Estate Affiliates—gain on investment	(23,358)	—	—	(9,718)
Provision for impairment from Equity in income of Unconsolidated Real Estate Affiliates	—	—	—	20,200
Distributions received from Unconsolidated Real Estate Affiliates	35,399	18,226	4,745	52,150
Provision for doubtful accounts	4,807	7,944	480	19,472
Depreciation and amortization	813,953	985,686	142,274	603,653
Amortization/write-off of deferred finance costs	5,380	2,705	—	27,885
Accretion/write-off of debt market rate adjustments	(39,798)	(60,093)	(2,898)	80,733
Amortization of intangibles other than in-place leases	105,871	144,239	15,977	3,977
Straight-line rent amortization	(61,963)	(89,728)	(3,204)	(31,101)
Deferred income taxes including tax restructuring benefit	1,655	(3,148)	(6,357)	(497,890)
Non-cash interest expense on Exchangeable Senior Notes	—	—	—	21,618
Non-cash interest expense resulting from termination of interest rate swaps	—	—	—	9,635
Non-cash interest income related to properties held for sale	—	—	—	(33,417)
(Gain) loss on dispositions	(24,426)	(4,332)	4,976	(6,684)
Loss on HHC distribution	—	—	—	1,117,961
Payments pursuant to Contingent Stock Agreement	—	—	(220,000)	(10,000)
Land/residential development and acquisitions expenditures	—	—	—	(66,873)
Cost of land and condominium sales	—	—	—	74,302
Revenue recognition of deferred land and condominium sales	—	—	—	(36,443)
Gain from change in control of investment properties	(18,547)	—	—	—
Gain on extinguishment of debt	(60,676)	—	—	—
Provisions for impairment	118,588	68,382	—	35,893
Warrant liability adjustment	502,234	(55,042)	205,252	—
Reorganization items—finance costs related to emerged entities/DIP Facility	—	—	—	180,790
Non-cash reorganization items	—	—	—	12,503
Net changes:
Accounts and notes receivable	4,985	(30,239)	14,751	79,636
Prepaid expenses and other assets	8,956	13,741	26,963	(113,734)
Deferred expenses	(45,518)	(67,719)	(6,282)	(16,517)
Restricted cash	50,864	17,407	(78,489)	(76,513)
Accounts payable and accrued expenses	(63,945)	(135,448)	(203,084)	(137,618)
Other, net	19,159	(77)	1,869	(38,018)

Net cash provided by (used in) operating activities	807,103	502,802	(358,607)	41,018

Cash Flows from Investing Activities:
Acquisition of real estate and property additions	(362,358)	(45,034)	—	—
Development of real estate and property improvements	(339,988)	(208,242)	(54,083)	(223,373)
Proceeds from sales of investment properties	397,251	627,872	108,914	39,450
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	—	74,906	—	94
Contributions to Unconsolidated Real Estate Affiliates	(265,107)	(92,101)	(6,496)	(51,448)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	372,205	131,290	19,978	160,624
Decrease (increase) in restricted cash	(23,455)	(2,975)	(4,943)	(10,363)
Distributions of HHC	—	—	—	(3,565)
Other, net	—	(293)	—	(579)

Net cash (used in) provided by investing activities	(221,452)	485,423	63,370	(89,160)

Cash Flows from Financing Activities:
Proceeds from (repayment of) Pershing Note	—	—	(350,000)	350,000
Clawback of common stock pursuant to the Plan	—	—	(1,798,857)	—
Principal payments on mortgages, notes and loans payable pursuant to the Plan	—	—	—	(2,258,984)
Proceeds from refinancing/issuance of mortgages, notes and loans payable	5,622,525	2,145,848	—	431,386
Principal payments on mortgages, notes and loans payable	(5,796,656)	(2,797,540)	(226,319)	(758,182)
Deferred finance costs	(34,137)	(19,541)	—	—
Finance costs related to the Plan	—	—	—	(180,790)
Cash distributions paid to common stockholders	(384,339)	(319,799)	—	(5,957)
Cash distributions reinvested (DRIP) in common stock	48,523	115,363	—	—
Cash distributions paid to holders of common units	(3,812)	(6,802)	—	—
Cash dividends paid to holders of perpetual and convertible preferred units	—	—	—	(16,199)
Purchase and cancellation of common shares	—	(553,510)	—	—
Proceeds from capitalization pursuant to the Plan	—	—	2,147,037	3,371,769
Other, net	14,188	(683)	7,088	(1,698)

Net cash (used in) provided by financing activities	(533,708)	(1,436,664)	(221,051)	931,345

Net change in cash and cash equivalents	51,943	(448,439)	(516,288)	883,203
Cash and cash equivalents at beginning of period	572,872	1,021,311	1,537,599	654,396

Cash and cash equivalents at end of period	$624,815	$572,872	$1,021,311	$1,537,599

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$859,809	$903,758	$93,987	$1,409,681
Interest capitalized	1,489	1,914	208	2,627
Income taxes paid	2,664	9,422	179	5,247
Reorganization items paid	—	128,070	154,668	317,774
Third party property exchange	—	44,672	—	—
Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	4,945	(13,810)	5,928	(73,618)
Common stock issued in exchange for Operating Partnership Units	—	—	—	3,224
Changed in deferred contingent property acquisition liabilities	—	—	—	161,622
Mortgage debt market rate adjustments related to Emerged Debtors prior to the Effective Date	—	—	—	323,318
Gain on Aliansce IPO	—	—	—	9,718
Gain on investment in Unconsolidated Real Estate Affiliates	23,358	—	—	—
Debt payoffs via deeds in-lieu	—	161,524	—	97,539
Non-Cash Stock Transactions related to the Plan:
Stock issued for paydown of the DIP facility	—	—	—	400,000
Stock issued for debt paydown pursuant to the Plan	—	—	—	2,638,521
Stock issued for reorganization costs pursuant to the Plan	—	—	—	960
Rouse Properties, Inc. Dividend:
Adjustment to dividend for RPI Spin-off	(26,044)	—	—	—
Non-cash dividend for RPI Spin-off	—	426,650	—	—
Non-Cash Distribution of RPI Spin-off and HHC Spin-off:
Assets	1,554,486	—	—	3,618,819
Liabilities and equity	(1,554,486)	—	—	(3,622,384)
Non-Cash Sale of Property to RPI:
Assets	63,672	—	—	—
Mortgage debt forgiven or assumed by acquirer	(71,908)	—	—	—
Other liabilities and equity	8,236	—	—	—
Non-Cash Sale of Property to HHC:
Assets	17,085	—	—	—
Mortgage debt forgiven or assumed by acquirer	(19,166)	—	—	—
Other liabilities and equity	2,081	—	—	—
Non-Cash Sale of Regional Mall:
Assets	20,296	—	—	—
Mortgage debt forgiven or assumed by acquirer	(66,000)	—	—	—
Other liabilities and equity	45,704	—	—	—
Non-Cash Acquisition of The Oaks and Westroads:
Assets (consolidated)	218,071	—	—	—
Liabilities and equity (consolidated)	(218,071)	—	—	—
Decrease in assets and liabilities resulting from the contribution of two wholly owned malls into two newly formed unconsolidated joint ventures
Assets	—	(349,942)	—	—
Liabilities and equity	—	(234,962)	—	—
Supplemental Disclosure of Cash Flow Information Related to Acquisition Accounting:
Non-cash changes related to acquisitions accounting:
Land	—	—	—	1,726,166
Buildings and equipment	—	—	—	(1,605,345)
Less accumulated depreciation	—	—	—	4,839,700
Investment in and loans to/from Unconsolidated Real Estate Affiliates	—	—	—	1,577,408
Deferred expenses, net	—	—	—	(258,301)
Mortgages, notes and loans payable	—	—	—	(421,762)
Equity	—	—	—	(6,421,548)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 ORGANIZATION

        General Growth Properties, Inc. ("GGP", the "Successor" or the "Company"), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". GGP is the successor registrant, by merger, on November 9, 2010 to GGP, Inc. (the "Predecessor"). The Predecessor had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the Southern District of New York on April 16, 2009 and emerged from bankruptcy, pursuant to a plan of reorganization (the "Plan") on November 9, 2010 (the "Effective Date"). In these notes, the terms "we," "us" and "our" refer to GGP and its subsidiaries or, in certain contexts, the Predecessor and its subsidiaries.

        GGP, through its subsidiaries and affiliates, operates, manages and selectively re-develops primarily regional mall properties. As of December 31, 2012, our portfolio was comprised of 126 regional malls in the United States and 18 malls in Brazil comprising approximately 135 million square feet of gross leaseable area ("GLA"). In addition to regional malls, as of December 31, 2012, we owned 11 strip/other retail centers totaling 2.5 million square feet, primarily in the Western region of the United States, as well as seven stand-alone office buildings totaling 0.9 million square feet, concentrated in Columbia, Maryland.

        Substantially all of our business is conducted through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). GGPLP owns an interest in all retail and other rental properties that are part of the consolidated financial statements of GGP. As of December 31, 2012, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% was held by limited partners that indirectly include family members of the original stockholders of the Predecessor and certain previous contributors of properties to the Operating Partnership.

        The Operating Partnership also has preferred units of limited partnership interest (the "Preferred Units") outstanding. The terms of the Preferred Units provide that the Preferred Units are convertible into Common Units which then are redeemable for cash or, at our option, shares of GGP common stock (Note 12).

        In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

  •
  GGP-TRC, LLC ("TRCLLC"), formerly known as The Rouse Company, LLC, which has ownership interests in certain Consolidated Properties and Unconsolidated Properties (each as defined below) and is the borrower of certain unsecured bonds (Note 8).

  •
  General Growth Management, Inc. ("GGMI"), a taxable REIT subsidiary (a "TRS"), which manages, leases, and performs various services for some of our Unconsolidated Real Estate Affiliates (defined below). GGMI also performs marketing and strategic partnership services at all of our Consolidated Properties.

        We refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under accounting principles generally accepted in the United States of America ("GAAP") as the "Consolidated Properties." We also hold some properties through joint venture entities in which we own a noncontrolling interest ("Unconsolidated Real Estate Affiliates") and we refer to those properties as the "Unconsolidated Properties".

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 2 CHAPTER 11 AND THE PLAN

        In April 2009, the Predecessor and certain of its domestic subsidiaries (the "Debtors") filed voluntary petitions for relief under Chapter 11 in the bankruptcy court of the Southern District of New York (the "Bankruptcy Court"). On October 21, 2010, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization (the "Plan").

        The Plan was based on the agreements (collectively, as amended and restated, the "Investment Agreements") with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (the "Brookfield Investor"), an affiliate of Fairholme Funds, Inc. ("Fairholme") and an affiliate of Pershing Square Capital Management, L.P. ("Pershing Square" and together with the Brookfield Investor and Fairholme, the "Plan Sponsors"), pursuant to which the Predecessor would be divided into two companies, GGP and The Howard Hughes Corporation ("HHC"), and the Plan Sponsors would invest in the Company's standalone emergence plan. In addition, the Predecessor entered into an investment agreement with Teachers Retirement System of Texas ("Texas Teachers") to purchase shares of GGP common stock. The Plan Sponsors also entered into an agreement with affiliates of the Blackstone Group ("Blackstone") whereby Blackstone subscribed for equity in GGP.

        On the Effective Date, the Plan Sponsors, Blackstone and Texas Teachers owned a majority of the outstanding common stock of GGP. The Predecessor common stockholders held approximately 317 million shares of GGP common stock at the Effective Date; whereas, the Plan Sponsors, Blackstone, Texas Teachers held approximately 644 million shares of GGP common stock on such date. Notwithstanding such majority ownership, the Plan Sponsors entered into certain agreements that limited their discretion with respect to affiliate, change of control and other stockholder transactions or votes. In addition, 120 million warrants (the "Warrants") to purchase our common stock were issued to the Plan Sponsors and Blackstone (Note 10). The fair value of the Warrants was recognized as a liability on the Effective Date and subsequent changes in the fair value of the liability were reflected in earnings. As of December 31, 2012, the Brookfield Investor, Pershing and Blackstone held approximately 474 million shares of GGP common stock.

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

        We operate in a single reportable segment which includes the operation, development and management of retail and other rental properties, primarily regional malls. Our portfolio of regional malls represents a collection of retail properties that are targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Further, all material operations are within the United States and no customer

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

Reclassifications

        Certain prior period amounts included in the Consolidated Statements of Operations and Comprehensive Loss and related footnotes associated with properties we have disposed of have been reclassified to discontinued operations for all periods presented. Also, we have separately presented certain amounts within our Consolidated Statements of Cash Flows to conform to the current year presentation.

Properties

        Real estate assets are stated at cost less any provisions for impairments. Expenditures for significant betterments and improvements are capitalized. Maintenance and repairs are charged to expense when incurred. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the constructed assets.

        Pre-development costs, which generally include legal and professional fees and other third-party costs directly related to the construction assets, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed (see also our impairment policies in this Note 3 below).

        We periodically review the estimated useful lives of our properties. Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives of 45 years for building and improvements, five to 10 years for equipment and fixtures and the shorter of lease term or useful life for tenant improvements.

Acquisitions of Operating Properties (Note 4)

        Acquisitions of properties are accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired properties have been included in the results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, assumed debt liabilities and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases, and tenant relationships. No significant value had been ascribed to tenant relationships.

        The acquisition method of accounting was applied by the Company at the Effective Date, and as a result, the accompanying consolidated financial statements of the Successor have been prepared in conformity with reorganizations and business combinations accounting standards and reflect the revaluation of the Predecessor's assets, liabilities and equity to fair value. As a result, the financial statements of the Successor may not be comparable to the financial statements of the Predecessor.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Unconsolidated Real Estate Affiliates (Note 7)

        We account for investments in joint ventures where we own a non-controlling joint interest using the equity method. Under the equity method, the cost of our investment is adjusted for our share of the earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition, increased by our contributions and reduced by distributions received. Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. Except for Retained Debt (as described in Note 7), differences between the carrying amount of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of our Unconsolidated Real Estate Affiliates are typically amortized over lives ranging from five to 45 years. When cumulative distributions exceed our investment in the joint venture, the investment is reported as a liability in our consolidated financial statements. The liability is limited to our maximum potential obligation to fund contractual obligations, including recourse related to certain debt obligations.

        To determine the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a variable interest entity ("VIE") and, if so, determine which party is primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, future cash flow projections, the entity's financing and capital structure, and contractual relationship and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

        Primary risks associated with our VIEs include the potential of funding the entities' debt obligations or making additional contributions to fund the entities' operations.

        Partially owned, non-variable interest joint ventures over which we have controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned joint ventures where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

        We continually analyze and assess reconsideration events, including changes in the factors mentioned above, to determine if the consolidation treatment remains appropriate. Decisions regarding consolidation of partially owned entities frequently require significant judgment by our management. Errors in the assessment of consolidation could result in material changes to our consolidated financial statements.

Cash and Cash Equivalents

        Highly-liquid investments with maturities of three months or less are classified as cash equivalents.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

        We account for the majority of our leases, in which we are the lessor or lessee, as operating leases. Leases in which we are the lessor that transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables. Leases in which we are the lessee that transfer substantially all the risks and benefits of ownership to us are considered capital leases and the present values of the minimum lease payments are accounted for as assets and liabilities.

        Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized as Buildings and equipment and depreciated over the shorter of the useful life or the applicable lease term.

        In leasing tenant space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If we are considered the owner of the leasehold improvements, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is capitalized to Deferred expenses and considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

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

Revenue Recognition and Related Matters

        Minimum rent revenues are recognized on a straight-line basis over the terms of the related operating leases, including the effect of any free rent periods. Minimum rent revenues also include lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as, accretion related to above and below-market tenant leases on acquired properties and properties that were recorded at fair value at the Effective Date. The

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

following is a summary of amortization of straight-line rent, net amortization/accretion related to above and below-market tenant leases and termination income:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Amortization of straight-line rent	$60,446	$77,241	$2,695	$28,199
Net amortization/accretion of above and below-market tenant leases	(86,197)	(99,854)	(11,369)	5,131
Lease termination income	8,624	15,532	1,948	17,071

        The following is a summary of straight-line rent receivables, which are included in Accounts and notes receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	December 31, 2012	December 31, 2011
Straight-line rent receivables, net	$148,282	$97,565

        Overage rent is paid by a tenant when the tenant's sales exceed an agreed upon minimum amount and is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are generally recognized as revenues in the period the related costs are incurred.

        We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The following table summarizes the changes in allowance for doubtful accounts:

	Successor			Predecessor
	2012	2011	2010	2010
Balance as of January 1, (November 10, 2010 for Successor)	$32,859	$40,746	$53,670	$69,235
Provisions for doubtful accounts	4,517	5,075	(47)	12,628
Provisions for doubtful accounts in discontinued operations	291	1,229	527	3,242
Write-offs	(12,975)	(14,191)	(13,404)	(31,435)

Balance as of December 31, (November 10, 2010 for Predecessor)	$24,692	$32,859	$40,746	$53,670

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management Fees and Other Corporate Revenues

        Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and are reported at 100% of the revenue earned from the joint venture in management fees and other corporate revenues on our Consolidated Statements of Operations and Comprehensive Loss. Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within equity in income (loss) of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Operations and Comprehensive Loss and in property management and other costs in the Condensed Combined Statements of Income in Note 7. The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Management fees from affiliates	$70,506	$60,752	$8,673	$51,257
Management fee expense	(23,061)	(22,473)	(3,401)	(18,042)

Net management fees from affiliates	47,445	38,279	5,272	33,215

        In connection with the spin-off of Rouse Properties, Inc. ("RPI" and the "RPI Spin-Off"), we have entered into a Transition Services Agreement ("TSA") with RPI. In accordance with the TSA, we have agreed to provide legal and other services to RPI for established fees, which were not material for the year ended December 31, 2012.

Income Taxes (Note 9)

        We expect to distribute 100% of our capital gains and ordinary income to shareholders annually to avoid current entity level U.S. federal income taxes. If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to shareholders in computing our taxable income and federal income tax. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in our loss of REIT status. If we lose our REIT status, corporate level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for four subsequent taxable years.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment

Operating properties

        We review our consolidated properties for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant decreases in occupancy percentage, debt maturities, management's intent with respect to the properties and prevailing market conditions.

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

        Impairment charges are recorded in the Consolidated Statements of Operations and Comprehensive Loss when the carrying value of a property is not recoverable and it exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and / or in the period of disposition.

        Although we may market a property for sale, there can be no assurance that the transaction will be complete until the sale is finalized. However, GAAP requires us to utilize the Company's expected holding period of our properties when assessing recoverability. If we cannot recover the carrying value of these properties within the planned hold period, we will estimate the fair values of the assets and

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

record impairment charges for properties in which the estimated fair value is less than their carrying value.

        During the years ended December 31, 2012 and 2011 and the period ended November 9, 2010, we determined there were events and circumstances indicating that certain properties were not recoverable and therefore required impairments. These impairment charges for our operating properties are included in provision for impairment in our Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2012, we recorded impairment charges related to three operating properties of $58.2 million. Of the total impairment charges in 2012, $46.2 million related to two regional malls that were transferred to a special servicer and resulted in an aggregate net book value of $100.8 million, which was less than the aggregate carrying value of the non-recourse debt of $166.1 million and were recorded because the estimated fair values of the properties, based on discounted cash flow analyses, were less than the carrying values of the properties. The remaining impairment charge recorded during the year ended December 31, 2012 of $12.0 million related to a regional mall for which the impairment charge was recorded because the sales price of the property was lower than its carrying value. In 2011, we recorded impairment charges related to an operating property of $0.9 million. The Predecessor recorded impairment charges related to an operating property of $4.5 million for the period from January 1, 2010 through November 9, 2010.

        Of the total impairment charges in 2012, the following impairment charges are included in Discontinued Operations in our Consolidated Statements of Operations and Comprehensive Income (Loss). We recorded impairment charges of $50.5 million, net of the gain on forgiveness of debt of $9.9 million, for the year ended December 31, 2012. These impairment charges related to four regional malls and one office portfolio as the sales prices of these properties were lower than their carrying values. In addition, we recorded impairment charges of $67.5 million relating to two operating properties and one non-income producing asset for the year ended December 31, 2011. The Predecessor recorded impairment charges of $30.8 million for the period from January 1, 2010 through November 9, 2010 relating to operating properties and properties under development.

Investment in Unconsolidated Real Estate Affiliates

        According to the guidance related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in the Unconsolidated Real Estate Affiliates has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary decline with respect to the carrying values of our Unconsolidated Real Estate Affiliates.

        In the period January 1, 2010 through November 9, 2010, the Predecessor recorded an impairment provision of $21.1 million related to the sale of its interest in a Turkish joint venture, recorded in equity in income (loss) of Unconsolidated Real Estate Affiliates. No provisions for impairment related to the investments in Unconsolidated Real Estate Affiliates were required for the years ended December 31, 2012 and 2011, or for the period from November 10, 2010 through December 31, 2010.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property Management and Other and General and Administrative Costs

        Property management and other costs represent regional and home office costs and include items such as corporate payroll, rent for office space, supplies and professional fees, which represent corporate overhead costs not generated at the properties. General and administrative costs represent the costs to run the public company and include payroll and other costs for executives, audit fees, professional fees and administrative fees related to the public company.

Fair Value Measurements (Note 6)

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

        Note 6 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 10 includes a discussion of the warrant liability which is measured at fair value on a recurring basis using Level 3 inputs.

Reorganization Items

        Reorganization items are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Operations and Comprehensive Loss of the Predecessor. Reorganization items include legal fees, professional fees and similar types of expenses resulting from activities of the reorganization process, gains on liabilities subject to compromise directly related to the Chapter 11 Cases, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases. We recognized a net expense on reorganization items of $354.7 million for the period January 1, 2010 through November 9, 2010. These amounts exclude reorganization items that are currently included within discontinued operations. We did not recognize any reorganization items during the years ended December 31, 2012 and 2011, or in the Successor period of 2010.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and fair value of debt. Actual results could differ from these and other estimates.

NOTE 4 ACQUISITIONS AND INTANGIBLES

Acquisitions

        On April 17, 2012, we acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for the purpose of redevelopment or remerchandising. Total consideration paid was $270.0 million. Of the total purchase price, $212.0 million for the leasehold interests was recorded in construction in progress, as the buy-out costs were necessary costs related to redevelopment projects at these properties, and $58.0 million for the fee interests was recorded in land and building in our Consolidated Balance Sheets as of December 31, 2012.

        In addition, during the year ended December 31, 2012, we also acquired five additional anchor pads for an aggregate purchase price of $26.3 million.

        On April 5, 2012, we acquired the remaining 49% interest in The Oaks and Westroads, previously owned through a joint venture, for $191.1 million which included the assumption of the remaining 49% of debt and net working capital of $92.8 million and $98.3 million of cash. The properties were previously recorded under the equity method of accounting and are now consolidated in accordance with GAAP. The acquisition resulted in a remeasurement of the net assets acquired to fair value. We recorded an $18.5 million gain from the change in control, since the fair value of the net assets acquired was greater than our investment in the joint venture and the cash paid. This gain is reported in our Consolidated Statements of Operations and Comprehensive Loss.

Total fair value of net assets acquired	$200,271
Previous investment in the Oaks and Westroads	(83,415)
Cash paid to acquire our joint venture partner's interest	(98,309)

Gain from change in control of investment properties	$18,547

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 4 ACQUISITIONS AND INTANGIBLES (Continued)

        The following table summarizes the allocation of the purchase price to the net assets acquired at the date of acquisition. These allocations were based on the relative fair values of the assets acquired and liabilities assumed.

Investment in real estate	$402,197
Above-market lease intangibles	15,746
Below-market lease intangibles	(29,393)
Fair value of mortgages, notes and loans payable	(197,927)
Net working capital	9,648

Net assets acquired	$200,271

Intangible Assets and Liabilities

        The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
As of December 31, 2012
Tenant leases:
In-place value	$972,495	$(423,492)	$549,003
Above-market	1,230,117	(425,837)	804,280
Below-market	(725,878)	251,896	(473,982)
Building leases:
Above-market	(15,268)	3,393	(11,875)
Ground leases:
Above-market	(9,756)	805	(8,951)
Below-market	169,539	(9,825)	159,714
Real estate tax stabilization agreement	111,506	(13,523)	97,983
As of December 31, 2011
Tenant leases:
In-place value	$1,252,484	$(391,605)	$860,879
Above-market	1,478,798	(315,044)	1,163,754
Below-market	(819,056)	184,254	(634,802)
Building leases:
Above-market	(15,268)	1,697	(13,571)
Ground leases:
Above-market	(9,839)	439	(9,400)
Below-market	204,432	(6,202)	198,230
Real estate tax stabilization agreement	111,506	(7,211)	104,295

        The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets. The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 15); the below-market tenant

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 4 ACQUISITIONS AND INTANGIBLES (Continued)

leases, above-market ground leases and above-market building lease are included in accounts payable and accrued expenses (Note 16) in our Consolidated Balance Sheets.

        Amortization/accretion of these intangibles had the following effects on our loss from continuing operations:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Amortization/accretion effect on continuing operations	$(344,448)	$(466,712)	$(63,305)	$(33,467)

        Future amortization/accretion of these intangibles is estimated to decrease results from continuing operations as follows:

Year	Amount
2013	$240,812
2014	194,945
2015	157,901
2016	125,222
2017	95,268

NOTE 5 DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

        All of our dispositions, for all periods presented, are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss and are summarized in the table below. Gains on disposition, including settlement of debt, are recorded in the Consolidated Statements of Operations and Comprehensive Loss in the period the property is disposed.

        On January 12, 2012, we completed the RPI Spin-Off, a 30-mall portfolio totaling approximately 21 million square feet. The RPI Spin-Off was accomplished through a special dividend of the common stock of RPI to holders of GGP common stock as of December 30, 2011. Subsequent to the spin-off, we retained a 1% interest in RPI.

        In addition, during 2012, we sold our interests in non-core assets including an office portfolio, three office properties, 11 strip/other retail centers, seven regional malls and an anchor box totaling approximately seven million square feet of GLA for $524.5 million, which reduced our property level debt by $320.6 million. These sales generated net proceeds of $239.1 million.

        The following dispositions are included in the paragraph above:

  •
  On February 21, 2012, we sold one regional mall to RPI. Prior to the sale, the lender forgave $18.9 million of the secured indebtedness, which was partially offset by the write-off of debt market rate adjustments of $9.0 million. The net gain on extinguishment of debt of $9.9 million

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 5 DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES (Continued)

    is included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss. RPI assumed the remaining $62.0 million of debt on the property as full consideration for the sale.

  •
  On August 15, 2012, we sold one office building to HHC for $35.2 million, including $19.2 million of cash and $16.0 million of debt assumed.

  •
  On November 21, 2012, we closed on the sale of one regional mall for $15.2 million, which represents the amount of debt assumed by the buyer. In conjunction with the sale, the lender forgave $50.8 million of debt, resulting in a gain on the extinguishment of debt that is included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss.

        The following table summarizes the operations of the properties included in discontinued operations.

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Retail and other revenue	$66,305	$364,997	$65,709	$507,118
Land and condominium sales	—	—	—	96,976

Total revenues	66,305	364,997	65,709	604,094

Retail and other operating expenses	51,754	307,021	51,003	331,586
Land and condominium sales operations	—	—	—	99,449
Provisions for impairment and other gains	50,483	67,517	—	30,784
Gain on debt extinguishment	(50,765)	—	—	—

Total expenses	51,472	374,538	51,003	461,819

Operating income (loss)	14,833	(9,541)	14,706	142,275
Interest expense, net	(16,215)	(94,778)	(18,306)	(103,795)
Other expenses	—	—	—	24,449

Net (loss) income from operations	(1,382)	(104,319)	(3,600)	62,929
(Provision for) benefit from income taxes	(23)	(632)	(100)	472,170
Gains (losses) on dispositions	24,426	4,332	(4,976)	(1,111,277)

Net income (loss) from discontinued operations	$23,021	$(100,619)	$(8,676)	$(576,178)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 6 FAIR VALUE

Fair Value of Operating Properties

        The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded as of December 31, 2012.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2012
Investments in real estate(1)	$112,829	$—	$12,070	$100,759
Year Ended December 31, 2011
Investments in real estate(1)	$46,478	$—	$—	$46,478

(1)
Refer to Note 3 for more information regarding impairment.

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

        The following table sets forth quantitative information about the unobservable inputs of our Level 3 real estate, which are recorded at fair value as of December 31, 2012:

Unobservable Quantative Input	Range
Discount rates	9.0% to 10.0%
Terminal capitalization rates	9.0% to 10.0%

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 6 FAIR VALUE (Continued)

Fair Value of Financial Instruments

        The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
Fixed-rate debt	$14,954,601	$16,190,518	$14,795,370	$14,978,908
Variable-rate debt	1,012,265	1,040,687	2,347,644	2,326,533

	$15,966,866	$17,231,205	$17,143,014	$17,305,441

(1)
Includes market rate adjustments.

        The fair value of our Junior Subordinated Notes approximates their carrying amount as of December 31, 2012 and 2011. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 7 UNCONSOLIDATED REAL ESTATE AFFILIATES

        Following is summarized financial information for all of our Unconsolidated Real Estate Affiliates, including our investment in Aliansce.

	December 31, 2012	December 31, 2011
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates
Assets:
Land	$960,335	$953,603
Buildings and equipment	7,658,965	7,906,346
Less accumulated depreciation	(2,080,361)	(1,950,860)
Construction in progress	173,419	99,352

Net property and equipment	6,712,358	7,008,441
Investments in unconsolidated joint ventures	1,201,044	758,372

Net investment in real estate	7,913,402	7,766,813
Cash and cash equivalents	485,387	387,549
Accounts and notes receivable, net	167,548	162,822
Deferred expenses, net	298,050	250,865
Prepaid expenses and other assets	140,229	143,021

Total assets	$9,004,616	$8,711,070

Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$6,463,377	$5,790,509
Accounts payable, accrued expenses and other liabilities	509,064	446,462
Owners' equity	2,032,175	2,474,099

Total liabilities and owners' equity	$9,004,616	$8,711,070

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$2,032,175	$2,474,099
Less joint venture partners' equity	(1,105,457)	(1,417,682)
Excess investment/basis differences*	1,939,153	1,996,556

Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$2,865,871	$3,052,973

*
Includes gain on investment in Aliansce of $23.4 million.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 7 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$770,609	$723,121	$101,266	$585,791
Tenant recoveries	297,567	297,530	41,610	245,102
Overage rents	30,663	26,736	6,502	9,103
Management and other fees(1)	21,465	16,346	1,217	15,592
Other	53,363	52,721	8,491	21,414

Total revenues	1,173,667	1,116,454	159,086	877,002

Expenses:
Real estate taxes	95,643	98,738	11,971	73,830
Property maintenance costs	38,277	40,293	7,309	31,882
Marketing	16,573	17,791	5,215	10,894
Other property operating costs	164,889	162,572	23,052	130,621
Provision for (recovery of) doubtful accounts	3,039	6,826	(471)	5,287
Property management and other costs(2)	48,724	46,935	7,576	40,409
General and administrative(1)	31,366	29,062	2,491	36,034
Provisions for impairment	—	—	—	881
Depreciation and amortization	271,897	267,369	36,225	211,725

Total expenses	670,408	669,586	93,368	541,563

Operating income	503,259	446,868	65,718	335,439
Interest income	10,553	18,355	2,309	17,932
Interest expense	(334,633)	(350,716)	(47,725)	(271,476)
(Provision for) benefit from income taxes	(935)	(794)	(179)	66
Equity in income of unconsolidated joint ventures	49,200	54,207	9,526	43,479

Income from continuing operations	227,444	167,920	29,649	125,440
Discontinued operations	(544)	165,323	219	50,757
Allocation to noncontrolling interests	(2,388)	(3,741)	111	964

Net income attributable to the ventures	$224,512	$329,502	$29,979	$177,161

Equity In Income (Loss) of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$224,512	$329,502	$29,979	$177,161
Joint venture partners' share of income	(131,047)	(181,213)	(17,878)	(67,845)
Amortization of capital or basis differences	(38,481)	(145,391)	(12,605)	(61,302)
Loss on Highland Mall conveyance	—	—	—	(29,668)
Discontinued operations	—	—	—	(6,207)

Equity in income (loss) of Unconsolidated Real Estate Affiliates	$54,984	$2,898	$(504)	$12,139

(1)
Primarily includes activity from Aliansce (defined below).

(2)
Includes management fees charged to the unconsolidated joint ventures by GGMI.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 7 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

        The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 19 domestic joint ventures, comprising 32 of U.S. regional malls, and two international joint ventures, comprising 18 regional malls in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

Aliansce Shopping Centers S.A. ("Aliansce")

        On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. ("Aliansce"), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce's common shares in Brazil (the "Aliansce IPO"). Our ownership interest in Aliansce was approximately 31% at December 31, 2010 as a result of the stock sold in the Aliansce IPO. As a result of the IPO dilution, we recorded a gain of $9.7 million on our investment in Aliansce.

        On October 9, 2012 we acquired an additional 14.1% interest in the shares if stock of Aliansce from certain affiliates of Pershing Square Capital Management, L.P. for $195.2 million. Our ownership interest in Aliansce was increased from 31% to approximately 46%.

        On December 13, 2012, as a result of a secondary public offering of Aliansce's common shares in Brazil, our ownership interest was diluted from 46% to approximately 40%. As a result of the dilution, we recorded a gain of $23.4 million on our investment in Aliansce.

        As of December 31, 2012, we held a 40% non-controlling ownership interest in Aliansce, as well as, a 35% non-controlling interest in a large regional mall, Shopping Leblon, in Rio de Janeiro (Brazil). The ownership interests in Aliansce and Shopping Leblon are accounted for under the equity method. However, our investment in Aliansce is an ownership interest in approximately 63,000,000 shares of the public real estate operating company.

Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt

        Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $3.1 billion as of December 31, 2012 and $2.8 billion as of December 31, 2011, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

        We have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $91.8 million at one property as of December 31, 2012, and $130.6 million at two properties as of December 31, 2011. We are obligated to contribute funds on an ongoing basis to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 7 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

interest in, could be reduced to the extent of such deficiencies. As of December 31, 2012, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 8 MORTGAGES, NOTES AND LOANS PAYABLE

        Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	December 31, 2012(1)	Weighted-Average Interest Rate(2)	December 31, 2011	Weighted-Average Interest Rate(2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$14,225,011	4.88%	$13,091,080	5.44%
Corporate and other unsecured term loans	729,590	6.51%	1,704,290	6.73%

Total fixed-rate debt	14,954,601	4.96%	14,795,370	5.59%

Variable-rate debt:
Collateralized mortgages, notes and loans payable	1,012,265	3.42%	2,347,644	3.41%

Total Mortgages, notes and loans payable	$15,966,866	4.86%	$17,143,014	5.29%

Variable-rate debt:
Junior Subordinated Notes	$206,200	1.76%	$206,200	1.88%

(1)
Includes ($23.3) million of debt market rate adjustments

(2)
Represents the weighted-average interest rates on our principle balances, excluding the effects of deferred finance costs.

        During the year ended December 31, 2012, we refinanced 24 consolidated mortgage notes totaling $6.1 billion with net proceeds of $1.1 billion and obtained new financing of $163.0 million on two properties. In addition, we paid down $76.2 million of mortgage notes and $949.6 million of corporate unsecured bonds.

Collateralized Mortgages, Notes and Loans Payable

        As of December 31, 2012, $21.7 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $2.2 billion of debt, are cross-collateralized with other properties. Although a majority of the $15.2 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $690.9 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 8 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

        The following is a summary of our significant loan refinancings during 2012:

Property	Original Loan	Original Rate	New Loan	New Rate(1)	Net Proceeds	Maturity
		(dollars in millions)
Ala Moana Center	$1,293.4	5.59%	$1,400.0	4.23%	$106.6	2022
The Grand Canal Shoppes(2)	367.6	4.78%	468.8	4.24%	101.2	2019
The Shoppes at the Palazzo(2)	238.7	LIBOR + 300 bps	156.2	4.24%	(82.5)	2019
Five Property Mortgage Note	763.5	7.50%	763.5	5.80%	—	2019 - 2024
Fashion Show	612.5	3.23%	835.0	4.03%	222.5	2024
Fashion Place	132.0	5.30%	226.7	3.64%	94.7	2020

(1)
New rate is based on weighted-average for multiple property notes.

(2)
Represents one note, which eliminated $238.7 million of recourse to the Company.

Corporate and Other Unsecured Loans

        We have certain unsecured debt obligations, the terms of which are described below:

	December 31, 2012(2)	Weighted-Average Interest Rate	December 31, 2011	Weighted-Average Interest Rate
Unsecured fixed-rate debt:
Rouse Bonds—1995 Indenture(1)(3)	$91,786	5.38%	$91,786	5.38%
HHC Note(1)	19,347	4.41%	25,248	4.41%
Rouse Bonds—2010 Indenture(1)	608,688	6.75%	608,688	6.75%
Rouse Bonds—1995 Indenture	—	—	349,472	7.20%
Rouse Bonds—2006 Indenture	—	—	600,054	6.75%

Total unsecured fixed-rate debt	719,821	6.51%	1,675,248	6.73%

(1)
Matures from November 2013 through December 2015.

(2)
Excludes a net market rate premium of $9.8 million that increases the total amount that appears outstanding in our Consolidated Balance Sheets. The market rate premium amortizes as a reduction to interest expense over the life of the respective loan.

(3)
We repaid $91.8 million of corporate unsecured bonds in 2013 (Note 20).

        The bonds have covenants, including ratios of secured debt to gross assets and total debt to total gross assets. We are not aware of any instances of non-compliance with such covenants as of December 31, 2012. We repaid the $349.5 million bond on September 17, 2012, when it matured, with available cash on hand. On December 3, 2012, we exercised our right to an early redemption and repaid our $600.1 million bond, which previously bore interest of 6.75% and was due in May 2013. As a result of the early redemption, we were required to pay a prepayment fee of $15.0 million. The

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 8 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

prepayment fee is recorded as Loss on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Loss.

        In April 2012, we amended our revolving credit facility (the "Facility") providing for revolving loans of up to $1.00 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.25 billion. The Facility is scheduled to mature in April 2016 and is guaranteed by certain of our subsidiaries and secured by (i) a first-lien on the capital stock of certain of our subsidiaries and (ii) various additional collateral. No amounts have been drawn on the Facility as of December 31, 2012. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 200 to 275 basis points which is determined by the Company's leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required to maintain a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of December 31, 2012.

Junior Subordinated Notes

        GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2041. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior Subordinated Notes as mortgages, notes and loans payable and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011.

Letters of Credit and Surety Bonds

        We had outstanding letters of credit and surety bonds of $21.7 million as of December 31, 2012 and $19.1 million as of December 31, 2011. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

        We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2012 with the exception of two properties transferred to a special servicer which are currently in default. One of these properties was sold subsequent to December 31, 2012 (Note 20).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 9 INCOME TAXES

        We have elected to be taxed as a REIT under the Internal Revenue Code. We intend to maintain REIT status. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

        As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income. Generally, we are currently open to audit by the Internal Revenue Service for the years ending December 31, 2007 through 2012 and are open to audit by state taxing authorities for the years ending December 31, 2008 through 2012.

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Current	$5,036	$11,548	$(2,636)	$(6,449)
Deferred	4,055	(2,825)	(6,356)	(54,513)

Total from Continuing Operations	9,091	8,723	(8,992)	(60,962)
Current	23	632	100	(28,791)
Deferred	—	—	—	(443,379)

Total from Discontinued Operations	23	632	100	(472,170)

Total	$9,114	$9,355	$(8,892)	$(533,132)

        The distribution of assets from the Predecessor in the formation of HHC significantly changed the Successor's exposure to income taxes. The majority of taxable activities within the Predecessor were distributed in the formation of HHC with relatively insignificant taxable activities remaining with the Successor. The vast majority of the Successor's activities are conducted within the REIT structure. REIT earnings are generally not subject to federal income taxes. As such, the Successor's provision for (benefit from) income taxes is not a material item in these financial statements.

        Total provision for (benefit from) income taxes computed for continuing and discontinued operations by applying the Federal corporate tax rate for the year ended December 31, 2012,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 9 INCOME TAXES (Continued)

December 31, 2011, the period from November 10 through December 31, 2010 and the period from January 1, 2010 through November 9, 2010 were as follows:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Tax at statutory rate on earnings from continuing operations before income taxes	$(168,431)	$(109,583)	$(90,094)	$(226,465)
(Decrease) increase in valuation allowances, net	(120)	(497)	1,491	(24,608)
State income taxes, net of Federal income tax benefit	2,766	5,488	576	2,956
Tax at statutory rate on REIT earnings not subject to Federal income taxes	172,331	111,748	90,832	228,399
Tax expense from change in tax rates, prior period adjustments and other permanent differences	3,520	3,076	95	1,792
Tax expense (benefit) from discontinued operations	23	632	100	(472,170)
Uncertain tax position expense, excluding interest	(680)	(1,185)	(8,856)	(34,560)
Uncertain tax position interest, net of federal income tax benefit and other	(295)	(324)	(3,036)	(8,476)

Provision for (benefit from) income taxes	$9,114	$9,355	$(8,892)	$(533,132)

        Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our TRS net operating loss carryforwards are currently scheduled to expire in subsequent years through 2032. All of the REIT net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Code, although it is not expected that there will be a significant impact.

        The amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes for our TRS's are as follows:

	Amount	Expiration Dates
Net operating loss carryforwards—State	$22,506	2013 - 2032
Capital loss carryforwards	6,638	2016

        Each TRS and certain REIT entities subject to state income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. As of December 31, 2012, we had gross deferred tax assets totaling $17.8 million, of which a valuation allowance of $16.9 million has been

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 9 INCOME TAXES (Continued)

established against certain deferred tax assets, and gross deferred tax liabilities of $28.2 million. Net deferred tax assets (liabilities) are summarized as follows:

	2012	2011
Total deferred tax assets	$17,778	$21,574
Valuation allowance	(16,876)	(16,996)

Net deferred tax assets	902	4,578
Total deferred tax liabilities	(28,174)	(29,220)

Net deferred tax liabilities	$(27,272)	$(24,642)

        Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that we do not reasonably expect to realize. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.

        The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31, 2012 and December 31, 2011 are summarized as follows:

	2012	2011
Operating loss and tax credit carryforwards	$15,051	$5,489
Other TRS property, primarily differences in basis of assets and liabilities	(25,447)	(13,135)
Valuation allowance	(16,876)	(16,996)

Net deferred tax liabilities	$(27,272)	$(24,642)

        We had unrecognized tax benefits recorded pursuant to uncertain tax positions of $5.4 million as of December 31, 2012, excluding interest, all of which would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $0.5 million as of December 31, 2012. We had unrecognized tax benefits recorded pursuant to uncertain tax positions of $6.1 million as of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 9 INCOME TAXES (Continued)

December 31, 2011, excluding interest, all of which would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $0.7 million as of December 31, 2011.

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Unrecognized tax benefits, opening balance	$6,053	$7,235	$16,090	$103,975
Gross increases—tax positions in prior period	—	—	—	3,671
Gross increases—tax positions in current period	—	1,907	—	69,216
Gross decreases—tax positions in prior period	—	—	—	—
Lapse of statute of limitations	(683)	(944)	(8,855)	(35,117)
Gross decreases—other	—	(2,145)	—	(125,291)
Gross decreases—tax positions in current period	—	—	—	(364)

Unrecognized tax benefits, ending balance	$5,370	$6,053	$7,235	$16,090

        Based on the Successor's assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will change from those recorded at December 31, 2012, although such change would not be material to the 2013 financial statements.

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

        Distributions paid on our common stock and their tax status, as sent to our shareholders, is presented in the following table. The tax status of GGP distributions in 2012, 2011 and 2010 may not be indicative of future periods.

	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10 through December 31, 2010
Ordinary income	$0.316	$0.303	$—
Return of capital	—	—	—
Qualified dividends	—	—	0.244
Capital gain distributions	0.221	0.296	0.136

Distributions per share	$0.537	$0.599	$0.380

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 10 WARRANT LIABILITY

        Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued 120,000,000 warrants (the "Warrants") to purchase common stock of GGP. Each Warrant is recorded as a liability as the holders of the Warrants may require GGP to settle such warrants in cash in the circumstance of a subsequent change of control. Each GGP Warrant has a term of seven years and expires on November 9, 2017, and no warrants have been exercised as of December 31, 2012.

        As of December 31, 2012, the Brookfield Investor Warrants and the Blackstone (A and B) Investor Warrants were immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants are exercisable (for the initial 6.5 years from the issuance) only upon 90 days prior notice, but there is no obligation to exercise at any point from the end of the 90 day notification period through maturity. Below is a summary of the Warrants initially received by the Plan Sponsors and Blackstone.

Warrant Holder	Number of Warrants	Initial Exercise Price
Brookfield Investor	57,500,000	$10.75
Blackstone—B(2)	2,500,000	10.75
Fairholme(2)	41,070,000	10.50
Pershing Square(1)	16,430,000	10.50
Blackstone—A(2)	2,500,000	10.50

	120,000,000

(1)
On December 31, 2012, the Pershing Square warrants were purchased by the Brookfield Investor, see below.

(2)
Subsequent to year end, the Fairholme and Blackstone A and B warrants were purchased by GGP, see below.

        The Warrants were fully vested upon issuance and the exercise prices are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events. In accordance with the agreement, these calculations adjust both the exercise price and the number of shares issuable for the 120,000,000 Warrants.

        In addition to the adjustment for the common stock dividends, as a result of the RPI Spin-Off, the exercise price of the Warrants was adjusted by $0.3943 for the Brookfield Investor and Blackstone—B Warrants and by $0.3852 for the Fairholme, Pershing Square and Blackstone—A Warrants, on the record date of December 30, 2011.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 10 WARRANT LIABILITY (Continued)

        As a result of these investment provisions, as of the record date of our common stock dividends, the number of shares issuable upon exercise of the outstanding Warrants was increased as follows:

		Exercise Price
Record Date	Issuable Shares	Brookfield Investor and Blackstone—B	Fairholme, Pershing Square and Blackstone—A
April 15, 2011	123,960,000	$10.41	$10.16
July 15, 2011	124,704,000	10.34	10.10
December 30, 2011	131,748,000	9.79	9.56
April 16, 2012	132,372,000	9.75	9.52
July 16, 2012	133,116,000	9.69	9.47
October 15, 2012	133,884,000	9.64	9.41
December 14, 2012	134,640,000	9.58	9.36

        The estimated fair value of the Warrants was $1.5 billion as of December 31, 2012 and $986.0 million as of December 31, 2011. Changes in the fair value of the Warrants are recognized in earnings. The fair value of the Warrants was estimated using the Black Scholes option pricing model using our stock price, the Warrant term, and Level 3 inputs (Note 3). An increase in GGP's common stock price or in the expected volatility of the Warrants would increase the fair value; whereas, a decrease in GGP's common stock price or an increase in the lack of marketability would decrease the fair value. The estimated fair value of the Warrants as of December 31, 2012, was not adjusted when determining the fair value as a result of the Pershing Square and Fairholme/Blackstone transactions referenced below. The following table summarizes the estimated fair value of the Warrants and significant observable and unobservable inputs used in the valuation as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Warrant liability	$1,488,196	$985,962
Observable Inputs
GGP stock price per share	$19.85	$15.02
Warrant term	4.86	5.86
Unobservable Inputs
Expected volatility	33%	37%
Range of values considered	(20% - 65%)	(20% - 65%)
Discount for lack of marketability	3%	3%
Range of values considered	(3% - 7%)	(3% - 7%)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 10 WARRANT LIABILITY (Continued)

        The following table summarizes the change in fair value of the Warrant liability which is measured on a recurring basis using Level 3 inputs:

	2012	2011	2010
Balance as of January 1,	$985,962	$1,041,004	$835,752
Warrant liability adjustment	502,234	(55,042)	205,252

Balance as of December 31,	$1,488,196	$985,962	1,041,004

        On December 31, 2012, the Brookfield Investor acquired all of the 16,430,000 Warrants held by Pershing Square for a purchase price of approximately $272 million. In connection with the transaction, the parties are required to abide by the following undertakings, as applicable, covering a period of not less than four years from the date of the transaction:

  •
  in connection with any stockholder vote on a change of control transaction recommended by GGP's Board of Directors, the Brookfield Investor will limit their right to vote shares in excess of 38.2% of the then-outstanding common stock;

  •
  the Brookfield Investor will participate in future repurchases of common stock by GGP so as not to exceed their 45% ownership cap;

  •
  the Brookfield Investor will not participate in any GGP dividend reinvestment plan unless first requested by GGP's Board of Directors;

  •
  Pershing Square has acknowledged the 9.9% ownership related to GGP and agreed to not acquire shares of GGP that would cause its ownership to exceed the limit;

  •
  Pershing Square agreed that they will refrain from undertaking types of transactions with respect to GGP that are subject to disclosure under paragraphs (a)-(j) of Item 4 of Schedule 13D.

        On January 28, 2013, GGPLP acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million. The Warrants are exercisable into approximately 27 million common shares of the Company at a weighted average exercise price of approximately $9.37 per share, assuming net share settlement. GGPLP funded the transaction using available cash resources, including its revolving credit facility. The Warrants acquired by GGPLP had a recorded estimated fair value of approximately $593 million as of December 31, 2012. The aggregate premium paid by GGPLP, which is expected to be recognized as a Warrant liability adjustment in the first quarter of 2013, is approximately $55 million.

        As a result of transactions occurring on December 31, 2012 and January 28, 2013, the Brookfield Investor is now the sole third party owner of the Warrants, representing 73,930,000 warrants or approximately 83,000,000 common stock equivalents. As of January 3, 2013, the Brookfield Investor's potential ownership of the Company, including the effect of shares issuable upon exercise of the Warrants, is 43.1%, which is stated in their Form 13D filed on the same date.

        After these transactions, Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 65,000,000 shares of common stock) or net share settle

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 10 WARRANT LIABILITY (Continued)

(i.e. receive shares in common stock equivalent to the intrinsic value of the warrant at the time of exercise). The remaining 16,430,000 Warrants held by Brookfield must be net share settled. Due to the warrants, Brookfield's potential ownership percentage may change as a result of payments of dividends and changes in our stock price.

NOTE 11 RENTALS UNDER OPERATING LEASES

        We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties as of December 31, 2012 are as follows:

Year	Amount
2013	$1,408,601
2014	1,318,264
2015	1,180,832
2016	1,038,608
2017	886,314
Subsequent	2,940,431

$8,773,050

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 12 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

        Noncontrolling interests consists of the redeemable interests related to our common and preferred Operating Partnership units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Distributions to preferred Operating Partnership units	$(12,414)	$(9,655)	$(1,641)	$(8,203)
Net loss allocation to noncontrolling interests in operating partnership from continuing operations (common units)	3,498	2,212	4,043	36,715
Net (income) loss allocated to noncontrolling interest in consolidated real estate affiliates	(784)	1,075	(534)	(1,545)

Allocation to noncontrolling interests	(9,700)	(6,368)	1,868	26,967
Other comprehensive (income) loss allocated to noncontrolling interests	258	337	1	(46)

Comprehensive (income) loss allocated to noncontrolling interests	$(9,442)	$(6,031)	$1,869	$26,921

Redeemable Noncontrolling Interests

        The minority interests related to the common and preferred units of the Operating Partnership are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets. These are recorded at the greater of the carrying amount adjusted for the noncontrolling interest's share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their fair value as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital (loss) in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net loss attributable to common stockholders.

        The common redeemable noncontrolling interests have been recorded at fair value for all periods presented. One tranche of preferred redeemable noncontrolling interests has been recorded at fair value, while the other tranches of preferred redeemable noncontrolling interests have been recorded at carrying value.

        Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders. However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. The common stock dividends paid in 2011 modified the conversion rate to 1.0397624. If the holders had requested redemption of the Common Units as of December 31, 2012, the aggregate amount of cash we would have paid would have been $132.2 million.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 12 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)

        The Operating Partnership issued Convertible Preferred Units, are convertible with certain restrictions at any time by the holder into Common Units of the Operating Partnership at the rates below (subject to adjustment). The Common Units are convertible into common stock at a one to one ratio at the current stock price.

        The holders of both the Preferred Units and the Common Units received shares of the common stock of RPI as a result of the RPI Spin-Off that occurred on January 12, 2012.

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of December 31, 2012	Converted Basis to Common Units Outstanding as of December 31, 2012	Conversion Price	Redemption Value
Series B(1)	3.0000	1,279,715	3,991,799	$16.66670	$79,237,210
Series D	1.5082	532,750	803,494	33.15188	26,637,337
Series E	1.2984	502,658	652,651	38.51000	25,133,590
Series C	1.0000	20,000	20,000	250.00000	5,000,000

					$136,008,137

(1)
The conversion price of Series B preferred units is lower than the GGP December 31, 2012 closing common stock price of $19.85. Therefore, a common stock price of $19.85 is used to calculate the Series B redemption value.

        The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2012 and 2011.

Balance at January 1, 2011	$232,364
Net loss	(2,212)
Distributions	(5,879)
Cash redemption of operating partnership units	(4,615)
Other comprehensive loss	(337)
Fair value adjustment for noncontrolling interests in Operating Partnership	4,474

Balance at December 31, 2011	223,795

Net loss	(3,498)
Distributions	(2,850)
Cash redemption of operating partnership units	(2,730)
Dividend for RPI Spin-Off	3,137
Other comprehensive loss	(258)
Fair value adjustment for noncontrolling interests in Operating Partnership	50,623

Balance at December 31, 2012	$268,219

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 12 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)

Common Stock Dividend and Purchase of Common Stock

        Our Board of Directors declared common stock dividends during 2012 as follows:

Declaration Date	Record Date	Date Payable or Paid	Dividend Per Share
November 26, 2012	December 14, 2012	January 4, 2013	$0.11
August 1, 2012	October 15, 2012	October 29, 2012	0.11
May 1, 2012	July 16, 2012	July 30, 2012	0.10
February 27, 2012	April 16, 2012	April 30, 2012	0.10

        On December 20, 2011, the Board of Directors approved the distribution of RPI in the form of a special dividend for which GGP shareholders were entitled to receive approximately 0.0375 shares of RPI common stock for each share of GGP common stock held as of December 30, 2011. RPI's net equity was recorded as of December 31, 2011 as a dividend payable as substantive conditions for the spin-off were met as of December 31, 2011 and it was probable that the spin-off would occur. On January 12, 2012, we distributed our shares in RPI to the GGP shareholders of record as of the close of business on December 30, 2011. As of December 31, 2011, we had recorded a distribution payable of $526.3 million and a related decrease in retained earnings (accumulated deficit), of which $426.7 million relates to the special dividend, on our Consolidated Balance Sheet. This special dividend satisfied part of our 2011 and 2012 REIT distribution requirements. We adjusted the distribution in retained earnings (accumulated deficit) by $26.0 million to reflect the net change in RPI's net assets as of the date of the spin-off as compared to the balance recorded at December 31, 2011.

        Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 3,111,365 shares were issued during the year ended December 31, 2012 and 7,225,345 shares were issued during the year ended December 31, 2011.

NOTE 13 EARNINGS PER SHARE

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 13 EARNINGS PER SHARE (Continued)

        Information related to our EPS calculations is summarized as follows:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Numerators—Basic:
Loss from continuing operations	$(494,554)	$(206,185)	$(247,408)	$(636,547)
Allocation to noncontrolling interests	(9,663)	(6,411)	1,843	13,572

Loss from continuing operations—net of noncontrolling interests	(504,217)	(212,596)	(245,565)	(622,975)
Discontinued operations	23,021	(100,619)	(8,676)	(576,178)
Allocation to noncontrolling interests	(37)	43	25	13,395

Discontinued operations—net of noncontrolling interests	22,984	(100,576)	(8,651)	(562,783)
Net loss	(471,533)	(306,804)	(256,084)	(1,212,725)
Allocation to noncontrolling interests	(9,700)	(6,368)	1,868	26,967

Net loss attributable to common stockholders	$(481,233)	$(313,172)	$(254,216)	$(1,185,758)

Numerators—Diluted:
Loss from continuing operations—net of noncontrolling interests	$(504,217)	$(212,596)	$(245,565)	$(622,975)
Exclusion of warrant adjustment	—	(55,042)	—	—

Diluted loss from continuing operations	$(504,217)	$(267,638)	$(245,565)	$(622,975)

Net loss attributable to common stockholders	$(481,233)	$(313,172)	$(254,216)	$(1,185,758)
Exclusion of Warrant adjustment	—	(55,042)	—	—

Diluted net loss attributable to common stockholders	$(481,233)	$(368,214)	$(254,216)	$(1,185,758)

Denominators:
Weighted average number of common shares outstanding—basic	938,049	943,669	945,248	316,918
Effect of Warrants	—	37,467	—	—

Weighted average number of common shares outstanding—diluted	938,049	981,136	945,248	316,918

Anti-dilutive Securities
Effect of Common Units	6,819	6,929	7,133	7,369
Effect of Stock Options	2,352	671	1,409	3,196
Effect of Warrants	61,065	—	40,782	—

        Options were anti-dilutive for all periods presented because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. In addition, potentially dilutive shares related to the Warrants for the years ended December 31, 2012 and December 31, 2010 have been excluded from the denominator in the computation of diluted EPS because they are also anti-dilutive. In 2011, dilutive shares related to the Warrants are included in the denominator of EPS

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 13 EARNINGS PER SHARE (Continued)

because they are dilutive. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

NOTE 14 STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

        The General Growth Properties, Inc. 2010 Equity Plan (the "Equity Plan") which remains in effect after the Effective Date, reserved for issuance of 4% of Successor outstanding shares on a fully diluted basis as of the Effective Date. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, "the Awards"). Directors, officers and other employees of GGP's and its subsidiaries and affiliates are eligible for Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of GGP's common stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed ten years.

        Pursuant to the Plan, on the Effective Date, unvested options issued by the Predecessor became fully vested. Each option to acquire a share of the Predecessor common stock was replaced by two options: an option to acquire one share of Successor common stock and a separate option to acquire 0.098344 of a share of HHC common stock.

Stock Options

        The following tables summarize stock option activity for the Equity Plan for the Successor and for the 2003 Incentive Stock Plan for the Predecessor for the periods ended December 31, 2012,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 14 STOCK-BASED COMPENSATION PLANS (Continued)

December 31, 2011, November 9 through December 31, 2010 and January 1, 2010 through November 9, 2010:

	Successor						Predecessor
	2012		2011		2010		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1	11,503,869	$15.65	5,427,011	$20.21	5,413,917	$16.26	4,241,500	$31.63
(November 10 for Successor in 2010),
Granted	—	—	8,662,716	15.26	1,891,857	14.73	2,100,000	10.56
Stock dividend adjustment	—	—	—	—	—	—	58,127	30.32
Exercised	(607,473)	13.89	(51,988)	11.05	(1,828,369)	2.72	—	—
Forfeited	(703,183)	14.68	(1,606,792)	14.96	(25,000)	14.73	(55,870)	64.79
Expired	(500,714)	46.28	(927,078)	39.31	(25,394)	34.05	(929,840)	44.28
Stock options Outstanding at December 31

(November 9, for Predecessor in 2010),	9,692,499	$13.59	11,503,869	$15.65	5,427,011	$20.21	5,413,917	$20.61

Intrinsic value of exercised options in period (in millions):		$3.3		$0.2		$23.7		$—

        The weighted average remaining contractual term of nonvested awards as of December 31, 2012 was 1.4 years.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$9.00 - $13.00	2,000,000	7.8	$9.69	1,000,000	7.8	$9.69
$14.00 - $17.00	7,692,499	8.2	14.60	1,841,600	7.3	14.51

Total	9,692,499	8.1	$13.59	2,841,600	7.5	$12.82

Intrinsic value ($19.85 stock price)	$60,675			$19,976

        Stock options under the Equity Plan generally vest in 20% increments annually from one year from the grant date. Options under the 2003 Plan were replaced under the Plan with options, fully vested, in Successor common stock.

        The weighted-average fair value of stock options as of the grant date was $4.59 for stock options granted during the year ended December 31, 2011, $3.92 for stock options granted during the period from November 10, 2010 through December 31, 2010 and $4.99 for stock options granted during the period from January 1, 2010 through November 9, 2010.

Restricted Stock

        Pursuant to the Equity Plan, the 2003 Stock Incentive Plan and the 2010 Equity Incentive Plan, GGP and the Predecessor, respectively, made restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms varied in that a portion of the shares vested either immediately or on the first anniversary and the remainder vested in equal annual amounts over the next two to five years. Participating

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 14 STOCK-BASED COMPENSATION PLANS (Continued)

employees were required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that did not vest were forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest. All the Predecessor grants of restricted stock became vested. Each share of the Predecessor's previously restricted common stock was replaced by one share of Successor common stock and 0.098344 of a share of HHC common stock (rounded down to the nearest whole share because no fractional HHC shares were issued in accordance with the Plan).

        The following table summarizes restricted stock activity for the respective grant year ended December 31, 2012, the year ended December 31, 2011, the periods from November 10, 2010 through December 31, 2010 and the period from January 1, 2010 through November 9, 2010:

	Successor						Predecessor
	2012		2011		2010		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	1,716,932	$14.19	2,807,682	$14.24	—	$—	275,433	$33.04
Granted	37,731	14.89	84,659	14.98	3,053,092	14.21	90,000	15.14
Canceled	(123,183)	14.89	(329,292)	14.73	(12,500)	14.73	(8,097)	35.57
Vested	(205,142)	14.73	(846,117)	14.23	(232,910)	13.87	(357,336)	28.48

Nonvested restricted stock grants outstanding as of end of period	1,426,338	$14.07	1,716,932	$14.19	2,807,682	$14.24	—	$—

Vested fair value (in millions):		$3.9		$12.1		$3.7		$5.6

Other Required Disclosures

        Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated values of options granted were based on the following assumptions:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Risk-free interest rate(*)	No options granted	1.25%	1.26%	1.39%
Dividend yield(*)	No options granted	2.50%	2.72%	2.86%
Expected volatility	No options granted	41.16%	38.00%	38.00%
Expected life (in years)	No options granted	6.5	5.0	5.0

(*)
Weighted average

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 14 STOCK-BASED COMPENSATION PLANS (Continued)

        Compensation expense related to stock-based compensation plans is summarized in the following table:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period from November 10, 2010 through December 31, 2010	For the period from January 1, 2010 through November 9, 2010
Stock options—Property management and other costs	$3,111	$2,975	$279	$7,069
Stock options—General and administrative	6,282	5,650	674	(263)
Restricted stock—Property management and other costs	1,553	2,843	544	7,512
Restricted stock—General and administrative	7,922	8,591	4,466	1,873

Total	$18,868	$20,059	$5,963	$16,191

        The Successor consolidated statements of operations do not include any expense related to the conversion of the Predecessor options to acquire the Predecessor common stock into options to acquire Successor common stock as such options were fully vested at the Effective Date and no service period expense or compensation expense is therefore recognizable.

        Unrecognized compensation expense as of December 31, 2012 is as follows:

Year	Amount
2013	$17,333
2014	10,955
2015	7,290
2016	2,993

$38,571

        These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 15 PREPAID EXPENSES AND OTHER ASSETS

        The following table summarizes the significant components of prepaid expenses and other assets.

	December 31, 2012	December 31, 2011
Intangible assets:
Above-market tenant leases, net (Note 4)	$804,280	$1,163,754
Below-market ground leases, net (Note 4)	159,714	198,230
Real estate tax stabilization agreement, net (Note 4)	97,983	104,295

Total intangible assets	1,061,977	1,466,279

Remaining prepaid expenses and other assets:
Security and escrow deposits	181,481	247,718
Prepaid expenses	54,514	51,928
Other non-tenant receivables	12,450	21,198
Deferred tax, net of valuation allowances	902	4,578
Other	18,141	13,834

Total remaining prepaid expenses and other assets	267,488	339,256

Total prepaid expenses and other assets	$1,329,465	$1,805,535

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 16 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31, 2012	December 31, 2011
Intangible liabilities:
Below-market tenant leases, net (Note 4)	$473,982	$634,802
Above-market headquarter office leases, net (Note 4)	11,875	13,571
Above-market ground leases, net (Note 4)	8,951	9,400

Total intangible liabilities	494,808	657,773

Remaining accounts payable and accrued expenses:
Accrued interest	185,461	196,536
Accounts payable and accrued expenses	160,861	164,139
Accrued real estate taxes	67,581	77,722
Deferred gains/income	98,376	65,174
Accrued payroll and other employee liabilities	34,802	77,231
Construction payable	70,609	69,291
Tenant and other deposits	22,870	19,336
Insurance reserve liability	15,796	17,796
Capital lease obligations	13,292	12,774
Conditional asset retirement obligation liability	12,134	16,596
Uncertain tax position liability	5,873	6,847
Other	29,768	64,523

Total remaining accounts payable and accrued expenses	717,423	787,965

Total accounts payable and accrued expenses	$1,212,231	$1,445,738

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE LOSS

        Components of accumulated other comprehensive loss as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Net unrealized gains on financial instruments	$129	$129
Foreign currency translation	(87,547)	(48,131)
Unrealized gains on available-for-sale securities	64	229

	$(87,354)	$(47,773)

NOTE 18 LITIGATION

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 18 LITIGATION (Continued)

may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

Urban Litigation

        In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortuously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief and requiring, among other things, the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership. The case is currently in the final stages of discovery. John Schreiber, one of our directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us. While we do not believe that this litigation will have a material effect on our financial position, results of operations and cash flows, we are disclosing its existence due to Mr. Schreiber's interest in the case.

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

        Pursuant to the Plan, the Company agreed to pay to the holders of claims (the "2006 Lenders") under a revolving and term loan facility (the "2006 Credit Facility") the principal amount of their claims outstanding of approximately $2.6 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate. In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders. As a result of the ruling, the Company has accrued $96.1 million as of December 31, 2012 and $91.5 million

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 18 LITIGATION (Continued)

as of December 31, 2011. In August 2011, the Company appealed the Bankruptcy Court ruling; a decision is expected in 2013. We will continue to evaluate the appropriateness of our accrual during the appeal process.

Tax Indemnification Liability

        Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million. As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability and a trial was held in early November 2012. We have accrued $303.8 million as of December 31, 2012 and December 31, 2011 related to the tax indemnification liability. In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011. The aggregate liability of $325.4 million represents management's best estimate of our liability as of December 31, 2012, which will be periodically evaluated in the aggregate. We do not expect to make any significant payments on the tax indemnification liability within the next 12 months.

NOTE 19 COMMITMENTS AND CONTINGENCIES

        We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. The following is a summary of our contractual rental expense as presented in our Consolidated Statements of Operations and Comprehensive Loss:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Contractual rent expense, including participation rent	$14,248	$13,034	$1,833	$8,520
Contractual rent expense, including participation rent and excluding amortization of above- and below-market ground leases and straight-line rent	9,188	7,886	1,123	4,290

        See Note 9, Note 16, and Note 18 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 19 COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the contractual maturities of our long-term commitments. Long-term debt and ground leases include the related acquisition accounting fair value adjustments:

	2013	2014	2015	2016	2017	Subsequent/ Other	Total
Mortgages, notes and loans payable	$535,498	$1,292,166	$1,548,096	$2,382,100	$1,701,745	$8,507,261	$15,966,866
Retained debt-principal	1,366	1,443	1,524	1,596	1,699	84,132	91,760
Junior Subordinated Notes(1)	—	—	—	—	—	206,200	206,200
Ground lease payments	6,909	6,871	6,881	6,765	6,795	203,836	238,057
Tax indemnification liability	—	—	—	—	—	303,750	303,750
Uncertain tax position liability	—	—	—	—	—	5,873	5,873

Total	$543,773	$1,300,480	$1,556,501	$2,390,461	$1,710,239	$9,311,052	$16,812,506

(1)
The $206.2 million of Junior Subordinated Notes are due in 2041, but may be redeemed any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2017.

(2)
The uncertain income tax liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

NOTE 20 SUBSEQUENT EVENTS

        Subsequent to December 31, 2012, we have closed on loans of approximately $500 million with a weighted average interest rate of 3.65% that mature in 2025, resulting in proceeds of approximately $295 million. These new loans replace existing loans of approximately $205 million with a weighted average interest rate of 4.50% that previously matured in 2013 and 2016.

        On February 15, 2013, we sold one property for $8.5 million. In addition, we reduced our debt by approximately $26 million by repaying the outstanding balance of the mortgage note secured by the property.

        On February 14, 2013, our consolidated subsidiary, TRCLLC, redeemed the $91.8 million of unsecured corporate notes due November 26, 2013 (the "Notes"). The Notes were redeemed in cash at the "Make-Whole Price", as defined in the applicable indenture, plus accrued and unpaid interest up to, but excluding, the redemption date. We expect to incur debt extinguishment costs of approximately $3 million in connection with the redemption in the first quarter of 2013.

        On February 13, 2013, we issued 10,000,000 shares of 6.375% Series A Preferred Stock at a price of $25.00 per share, under a public offering. We have granted the underwriters an option to purchase an additional 1.5 million shares within 30 days of February 13, 2013 to cover any potential over-allotments.

        On February 5, 2013, one property that was previously transferred to a special servicer was sold, in a lender directed sale in full satisfaction of the related debt, for an amount less than the carrying value of the non-recourse debt of $91.2 million.

        On February 4, 2013, our Board of Directors declared a first quarter common stock dividend of $0.12 per share payable on April 30, 2013, to stockholders of record on April 16, 2013.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 20 SUBSEQUENT EVENTS (Continued)

        On January 28, 2013, GGPLP purchased Warrants held by Blackstone and Fairholme for approximately $633 million. GGPLP funded the transactions using its available cash resources, including a $400 million draw down on the revolving credit facility (Note 10). On February 15, 2013, the draw on the revolving credit facility was repaid using proceeds from the public offering discussed above.

NOTE 21 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$600,632	$608,700	$626,803	$675,714
Operating income	166,631	192,516	129,865	254,046
Loss from continuing operations	(184,018)	(108,880)	(176,213)	(25,443)
(Loss) income from discontinued operations	(10,228)	2,533	(30,392)	61,108
Net (loss) income attributable to common shareholders	(197,615)	(107,936)	(207,887)	32,201
Basic (loss) earnings per share from:(1)
Continuing operations	(0.20)	(0.12)	(0.20)	(0.03)
Discontinued operations	(0.01)	—	(0.03)	0.07
Diluted (loss) earnings per share from:(1)
Continuing operations	(0.20)	(0.12)	(0.20)	(0.03)
Discontinued operations	(0.01)	—	(0.03)	0.07
Dividends declared per share	0.10	0.10	0.11	0.11
Weighted-average shares outstanding:
Basic	937,274	937,789	938,316	938,049
Diluted	937,274	937,789	938,316	938,049

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 21 QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$604,885	$587,482	$608,431	$643,986
Operating income	158,760	142,763	134,290	185,899
Income (loss) from continuing operations	14,068	(195,709)	261,987	(286,531)
Loss from discontinued operations	(7,120)	(6,389)	(5,379)	(81,731)
Net income (loss) attributable to common shareholders	5,662	(203,048)	252,050	(367,838)
Basic earnings (loss) per share from:(1)
Continuing operations	0.01	(0.21)	0.27	(0.30)
Discontinued operations	(0.01)	(0.01)	—	(0.09)
Diluted earnings (loss) per share from:(1)
Continuing operations	0.01	(0.21)	(0.07)	(0.30)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.09)
Dividends declared per share(2)	0.10	0.10	0.10	0.53
Weighted-average shares outstanding:
Basic	957,435	946,769	936,260	943,669
Diluted	996,936	946,769	970,691	943,669

(1)
Earnings (loss) per share for the quarters do not add up to annual earnings per share due to the issuance of additional common stock during the year.

(2)
Includes $0.43 non-cash distribution of Rouse Properties, Inc. (Note 12).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year ended December 31, 2012 and 2011, and the period from November 10, 2010 to December 31, 2010 (Successor Company operations), and the period from January 1, 2010 to November 9, 2010 (Predecessor Company operations) and the Company's internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 28, 2013 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company's financial statements including assets, liabilities, and a capital structure with carrying values not comparable with prior periods); such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on pages F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 28, 2013

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012
(Dollars in thousands)

					Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
			Acquistion Cost(b)
												Life Upon Which Latest Statement of Operation is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired
Ala Moana Center	Honolulu, HI	$1,400,000	$571,836	1,738,740	$—	$3,019	$571,836	$1,741,759	$2,313,595	$120,359	November, 2010		(d)
Apache Mall	Rochester, MN	99,477	17,738	116,663	—	1,316	17,738	117,979	135,717	9,324	November, 2010		(d)
Augusta Mall	Augusta, GA	158,498	25,450	137,376	—	4,747	25,450	142,123	167,573	12,977	November, 2010		(d)
Baybrook Mall	Friendswood, TX	262,595	76,527	288,241	—	(100)	76,527	288,141	364,668	19,431	November, 2010		(d)
Bayside Marketplace	Miami, FL	2,481	—	198,396	—	810	—	199,206	199,206	23,973	November, 2010		(d)
Beachwood Place	Beachwood, OH	223,826	59,156	196,205	—	1,469	59,156	197,674	256,830	13,313	November, 2010		(d)
Bellis Fair	Bellingham, WA	92,595	14,122	102,033	—	1,561	14,122	103,594	117,716	8,738	November, 2010		(d)
Boise Towne Square	Boise, ID	147,060	44,182	163,118	—	4,491	44,182	167,609	211,791	12,702	November, 2010		(d)
Brass Mill Center	Waterbury, CT	104,919	31,496	99,107	—	826	31,496	99,933	131,429	9,778	November, 2010		(d)
Burlington Town Center	Burlington, VT	23,959	3,703	22,576	—	(1,464)	3,703	21,112	24,815	2,412	November, 2010		(d)
Coastland Center	Naples, FL	129,805	24,470	166,038	—	584	24,470	166,622	191,092	12,658	November, 2010		(d)
Columbia Mall	Columbia, MO	88,002	7,943	107,969	—	(1,021)	7,943	106,948	114,891	9,088	November, 2010		(d)
Columbiana Centre	Columbia, SC	97,267	22,178	125,061	—	(1,276)	22,178	123,785	145,963	11,090	November, 2010		(d)
Coral Ridge Mall	Coralville, IA	114,026	20,178	134,515	2,219	13,065	22,397	147,580	169,977	11,461	November, 2010		(d)
Coronado Center	Albuquerque, NM	151,443	28,312	153,526	—	(596)	28,312	152,930	181,242	11,921	November, 2010		(d)
Crossroads Center	St. Cloud, MN	77,088	15,499	103,077	—	911	15,499	103,988	119,487	8,603	November, 2010		(d)
Cumberland Mall	Atlanta, GA	102,586	36,913	138,795	—	2,015	36,913	140,810	177,723	12,469	November, 2010		(d)
Deerbrook Mall	Humble, TX	150,548	36,761	133,448	—	(251)	36,761	133,197	169,958	11,070	November, 2010		(d)
Eastridge Mall	Casper, WY	31,061	5,484	36,756	—	16	5,484	36,772	42,256	3,412	November, 2010		(d)
Eastridge Mall	San Jose, CA	152,910	30,368	135,317	—	1,166	30,368	136,483	166,851	10,526	November, 2010		(d)
Eden Prairie Center	Eden Prairie, MN	72,095	24,985	74,733	—	(1,956)	24,985	72,777	97,762	6,832	November, 2010		(d)
Fashion Place	Murray, UT	226,730	24,068	232,456	1,387	51,186	25,455	283,642	309,097	19,333	November, 2010		(d)
Fashion Show	Las Vegas, NV	840,235	564,310	627,327	—	24,521	564,310	651,848	1,216,158	55,135	November, 2010		(d)
Four Seasons Town Centre	Greensboro, NC	90,334	17,259	126,570	—	899	17,259	127,469	144,728	9,940	November, 2010		(d)
Fox River Mall	Appleton, WI	183,405	42,259	217,932	—	3,130	42,259	221,062	263,321	15,512	November, 2010		(d)
Glenbrook Square	Fort Wayne, IN	156,169	30,965	147,002	—	(461)	30,965	146,541	177,506	11,235	November, 2010		(d)
Governor's Square	Tallahassee, FL	73,968	18,289	123,088	—	1,032	18,289	124,120	142,409	14,021	November, 2010		(d)
Grand Teton Mall	Idaho Falls, ID	47,540	13,066	59,658	—	1,087	13,066	60,745	73,811	5,574	November, 2010		(d)
Greenwood Mall	Bowling Green, KY	63,000	12,459	85,370	—	1,882	12,459	87,252	99,711	7,457	November, 2010		(d)
Hulen Mall	Fort Worth, TX	102,145	8,665	112,252	—	12,685	8,665	124,937	133,602	8,946	November, 2010		(d)
Jordan Creek Town Center	West Des Moines, IA	170,098	54,663	262,608	—	2,142	54,663	264,750	319,413	20,789	November, 2010		(d)
Lakeside Mall	Sterling Heights, MI	153,698	36,993	130,460	—	911	36,993	131,371	168,364	9,663	November, 2010		(d)
Lynnhaven Mall	Virginia Beach, VA	215,235	54,628	219,013	—	(1,400)	54,628	217,613	272,241	17,214	November, 2010		(d)
Mall of Louisiana	Baton Rouge, LA	229,985	88,742	319,097	—	393	88,742	319,490	408,232	21,588	November, 2010		(d)
Mall of The Bluffs	Council Bluffs, IA	24,278	3,839	12,007	(1,410)	(5,419)	2,429	6,588	9,017	757	November, 2010		(d)
Mall St. Matthews	Louisville, KY	133,082	42,014	155,809	19	1,802	42,033	157,611	199,644	11,945	November, 2010		(d)
Market Place Shopping Center	Champaign, IL	103,647	21,611	111,515	—	2,179	21,611	113,694	135,305	9,119	November, 2010		(d)
Mayfair Mall	Wauwatosa, WI	278,369	84,473	352,140	(79)	(10,423)	84,394	341,717	426,111	24,672	November, 2010		(d)
Meadows Mall	Las Vegas, NV	95,101	30,275	136,846	—	(161)	30,275	136,685	166,960	10,140	November, 2010		(d)
Mondawmin Mall	Baltimore, MD	67,989	19,707	63,348	—	5,048	19,707	68,396	88,103	6,846	November, 2010		(d)
Newgate Mall	Ogden, UT	58,000	17,856	70,318	—	1,956	17,856	72,274	90,130	7,617	November, 2010		(d)
North Point Mall	Alpharetta, GA	203,089	57,900	228,517	—	1,648	57,900	230,165	288,065	24,710	November, 2010		(d)
North Star Mall	San Antonio, TX	338,082	91,135	392,422	—	4,916	91,135	397,338	488,473	26,145	November, 2010		(d)
Northridge Fashion Center	Northridge, CA	245,197	66,774	238,023	—	22,650	66,774	260,673	327,447	18,504	November, 2010		(d)
NorthTown Mall	Spokane, WA	83,928	12,310	108,857	—	493	12,310	109,350	121,660	8,723	November, 2010		(d)
Oak View Mall	Omaha, NE	82,900	20,390	107,216	—	423	20,390	107,639	128,029	8,623	November, 2010		(d)
Oakwood Center	Gretna, LA	89,719	21,105	74,228	—	1,925	21,105	76,153	97,258	5,556	November, 2010		(d)
Oakwood Mall	Eau Claire, WI	76,457	13,786	92,114	—	603	13,786	92,717	106,503	7,759	November, 2010		(d)
Oglethorpe Mall	Savannah, GA	128,316	27,075	157,100	—	411	27,075	157,511	184,586	13,143	November, 2010		(d)

GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars in thousands)

					Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
			Acquistion Cost(b)
												Life Upon Which Latest Statement of Operation is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired
Oxmoor Center	Louisville, KY	93,139	—	117,814	—	1,981	—	119,795	119,795	8,255	November, 2010		(d)
Paramus Park	Paramus, NJ	95,106	31,320	102,054	—	3,269	31,320	105,323	136,643	9,886	November, 2010		(d)
Park City Center	Lancaster, PA	193,116	42,451	195,409	—	1,299	42,451	196,708	239,159	14,105	November, 2010		(d)
Park Place	Tucson, AZ	195,705	61,907	236,019	—	443	61,907	236,462	298,369	15,653	November, 2010		(d)
Peachtree Mall	Columbus, GA	81,735	13,855	92,143	—	1,459	13,855	93,602	107,457	9,619	November, 2010		(d)
Pecanland Mall	Monroe, LA	50,075	12,943	73,231	—	6,886	12,943	80,117	93,060	7,323	November, 2010		(d)
Pembroke Lakes Mall	Pembroke Pines, FL	119,204	64,883	254,910	—	(943)	64,883	253,967	318,850	29,214	November, 2010		(d)
Pine Ridge Mall	Pocatello, ID	20,942	7,534	5,013	—	4,102	7,534	9,115	16,649	1,023	November, 2010		(d)
Pioneer Place	Portland, OR	105,260	—	97,096	—	1,288	—	98,384	98,384	5,372	November, 2010		(d)
Prince Kuhio Plaza	Hilo, HI	33,410	—	52,373	—	1,731	—	54,104	54,104	4,898	November, 2010		(d)
Providence Place	Providence, RI	415,219	—	400,893	—	(390)	—	400,503	400,503	25,061	November, 2010		(d)
Provo Towne Centre	Provo, UT	52,207	17,027	75,871	943	(9,229)	17,970	66,642	84,612	6,254	November, 2010		(d)
Red Cliffs Mall	St. George, UT	19,904	6,811	33,930	—	793	6,811	34,723	41,534	3,409	November, 2010		(d)
Ridgedale Center	Minnetonka, MN	158,786	39,495	151,090	1,108	891	40,603	151,981	192,584	11,001	November, 2010		(d)
River Hills Mall	Mankato, MN	76,151	16,207	85,608	—	1,067	16,207	86,675	102,882	6,861	November, 2010		(d)
Rivertown Crossings	Grandville, MI	165,652	47,790	181,770	—	1,699	47,790	183,469	231,259	13,441	November, 2010		(d)
Rogue Valley Mall	Medford, OR	55,000	9,042	61,558	—	1,803	9,042	63,361	72,403	4,379	November, 2010		(d)
Sooner Mall	Norman, OK	57,113	9,902	69,570	—	2,831	9,902	72,401	82,303	6,397	November, 2010		(d)
Southwest Plaza	Littleton, CO	99,680	19,024	76,453	(16)	592	19,008	77,045	96,053	8,342	November, 2010		(d)
Spokane Valley Mall	Spokane, WA	62,511	16,817	100,209	—	(8,274)	16,817	91,935	108,752	8,100	November, 2010		(d)
Staten Island Mall	Staten Island, NY	277,264	102,227	375,612	—	(1,693)	102,227	373,919	476,146	30,658	November, 2010		(d)
Stonestown Galleria	San Francisco, CA	212,553	65,962	203,043	—	1,187	65,962	204,230	270,192	14,967	November, 2010		(d)
The Crossroads	Portage, MI	—	20,261	95,463	—	(1,320)	20,261	94,143	114,404	8,314	November, 2010		(d)
The Gallery At Harborplace	Baltimore, MD	92,027	15,930	112,117	—	2,621	15,930	114,738	130,668	8,885	November, 2010		(d)
The Grand Canal Shoppes	Las Vegas, NV	468,750	49,785	716,625	—	(3,821)	49,785	712,804	762,589	44,689	November, 2010		(d)
The Maine Mall	South Portland, ME	196,940	36,205	238,067	—	893	36,205	238,960	275,165	18,553	November, 2010		(d)
The Mall In Columbia	Columbia, MD	350,000	124,540	479,171	—	38	124,540	479,209	603,749	29,930	November, 2010		(d)
The Oaks Mall	Gainesville, FL	138,654	21,954	173,353	—	(1,864)	21,954	171,489	193,443	7,066	April, 2012		(d)
The Parks at Arlington	Arlington, TX	260,276	19,807	299,708	49	8,970	19,856	308,678	328,534	19,908	November, 2010		(d)
The Shoppes at Buckland	Manchester, CT	128,714	35,180	146,474	—	(612)	35,180	145,862	181,042	12,740	November, 2010		(d)
The Shoppes at the Palazzo	Las Vegas, NV	156,250	—	290,826	—	(709)	—	290,117	290,117	17,718	November, 2010		(d)
The Shops At Fallen Timbers	Maumee, OH	44,034	3,785	31,771	(16)	1,647	3,769	33,418	37,187	3,491	November, 2010		(d)
The Shops At La Cantera	San Antonio, TX	166,752	80,016	350,737	—	20,473	80,016	371,210	451,226	26,477	November, 2010		(d)
The Streets At SouthPoint	Durham, NC	260,000	66,045	242,189	—	(732)	66,045	241,457	307,502	16,945	November, 2010		(d)
The Woodlands Mall	The Woodlands, TX	263,992	84,889	349,315	2,858	11,075	87,747	360,390	448,137	23,475	November, 2010		(d)
Town East Mall	Mesquite, TX	160,270	9,928	168,555	—	2,699	9,928	171,254	181,182	12,495	November, 2010		(d)
Tucson Mall	Tucson, AZ	246,000	2,071	193,815	—	95,521	2,071	289,336	291,407	33,284	November, 2010		(d)
Tysons Galleria	McLean, VA	255,202	90,317	351,005	—	1,852	90,317	352,857	443,174	21,762	November, 2010		(d)
Valley Plaza Mall	Bakersfield, CA	83,210	38,964	211,930	—	(1,661)	38,964	210,269	249,233	15,538	November, 2010		(d)
Visalia Mall	Visalia, CA	74,000	11,912	80,185	—	436	11,912	80,621	92,533	5,611	November, 2010		(d)
Westlake Center	Seattle, WA	4,380	19,055	129,295	(14,819)	(94,148)	4,236	35,147	39,383	2,445	November, 2010		(d)
Westroads Mall	Omaha, NE	156,609	32,776	184,253	—	904	32,776	185,157	217,933	6,217	April, 2012		(d)
White Marsh Mall	Baltimore, MD	176,765	43,880	177,194	4,125	2,824	48,005	180,018	228,023	13,964	November, 2010		(d)
Willowbrook	Wayne, NJ	156,963	110,660	419,822	—	686	110,660	420,508	531,168	29,701	November, 2010		(d)
Woodbridge Center	Woodbridge, NJ	187,935	67,825	242,744	—	10,588	67,825	253,332	321,157	17,748	November, 2010		(d)
Office, other and construction in progress(e)		1,262,674	117,365	492,975	(161)	404,604	117,204	897,579	1,014,783	56,324

Total		$16,173,066	$4,282,264	$18,554,241	$(3,793)	$629,146	$4,278,471	$19,183,387	$23,461,858	$1,440,301

 GENERAL GROWTH PROPERTIES, INC.
NOTES TO SCHEDULE III
(Dollars in thousands)

(a)
See description of mortgages, notes and other loans payable in Note 8 of Notes to Consolidated Financial Statements.

(b)
Acquisition cost for individual properties represents historical cost at the end of the month acquired.

(c)
The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $16.7 billion (unaudited).

(d)
Depreciation is computed based upon the following estimated useful lives:

(e)
Office, other and construction in progress includes stand-alone offices, strip centers and regional malls transferred to a special servicer, as well as, construction in progress for all properties which is recorded in land and building and improvements.

Years
Buildings and improvements	45
Equipment and fixtures	5 - 10
Tenant improvements	Shorter of useful life or applicable lease term

Reconciliation of Real Estate

	2012	2011	2010
Balance at beginning of period	$24,597,501	$25,140,166	$28,350,102
Acquisition accounting adjustments and HHC distribution	—	—	(3,104,518)
Additions	1,034,439	383,001	12,518
Impairments	(131,156)	(63,910)	—
Dispositions and write-offs	(2,038,926)	(861,756)	(117,936)

Balance at end of period	$23,461,858	$24,597,501	$25,140,166

Reconciliation of Accumulated Depreciation

	2012	2011	2010
Balance at beginning of period	$974,185	$129,794	$4,494,297
Depreciation expense	775,768	942,661	135,003
Dispositions and write-offs	(309,652)	(98,270)	(4,499,506)

Balance at end of period	$1,440,301	$974,185	$129,794

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2*	Third Amended Plan of Reorganization, as modified, filed with the United States Bankruptcy Court for the Southern District of New York on October 21, 2010 (previously filed as Exhibit 2.1 to the Predecessor's Current Report on Form 8-K dated October 21, 2010 which was filed with the SEC on October 26, 2010).
3.1**
Amended and Restated Certificate of Incorporation of New GGP, Inc., dated November 9, 2010 (previously filed as Exhibit 3.1 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
3.2**
Amended and Restated Bylaws of New GGP, Inc., dated November 9, 2010 (previously filed as Exhibit 3.2 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
3.3**
Amendment to Amended and Restated Bylaws of General Growth Properties, Inc. (formerly New GGP, Inc.), dated February 25, 2011 (previously filed as Exhibit 3.1 to New GGP's Current Report on Form 8-K dated February 25, 2011 which as filed with the SEC on March 1, 2011).
3.4*
Certificate of Designations, Preferences and Rights of Increasing Rate Cumulative Preferred Stock, Series I filed with the Delaware Secretary of State on February 26, 2007 (previously filed as Exhibit 3.3 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2006, which was previously filed with the SEC on March 1, 2007).
3.5**
Certificate of Designations, Preferences and Rights of 6.375% Series A Cumulative Redeemable Preferred Stock filed with the Delaware Secretary of State on February 11, 2013 (previously filed as Exhibit 3.2 to New GGP's Current Report on Form 8-K dated February 13, 2013, which was previously filed with the SEC on February 13, 2013).
4.1*
Rights Agreement dated July 27, 1993, between the Predecessor and certain other parties named therein (previously filed as Exhibit 4.2 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.2*
Amendment to Rights Agreement dated as of February 1, 2000, between the Predecessor and certain other parties named therein (previously filed as Exhibit 4.3 to the Predecessor's Registration Statement on Form 8-A12B which was filed with the SEC on March 3, 2010).
4.3*
Redemption Rights Agreement dated June 19, 1997, among the Operating Partnership, the Predecessor, and CA Southlake Investors, Ltd. (previously filed as Exhibit 4.6 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.4*
Redemption Rights Agreement dated October 23, 1997, among the Predecessor, the Operating Partnership and Peter Leibowits (previously filed as Exhibit 4.7 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.5*
Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, the Predecessor and Southwest Properties Venture (previously filed as Exhibit 4.8 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

Exhibit Number	Description of Exhibits
4.6*	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, the Predecessor, Nashland Associates, and HRE Altamonte, Inc. (previously filed as Exhibit 4.9 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.7*
Redemption Rights Agreement dated October 21, 1998, among the Operating Partnership, the Predecessor and the persons on the signature pages thereof (previously filed as Exhibit 4.10 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.8*
Redemption Rights Agreement (Common Units) dated July 10, 2002, by and among the Operating Partnership, the Predecessor and the persons listed on the signature pages thereof (previously filed as Exhibit 4.11 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.9*
Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, the Predecessor and the persons listed on the signature pages thereof (previously filed as Exhibit 4.12 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.10*
Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, the Predecessor and JSG, LLC (previously filed as Exhibit 4.13 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
4.11*
Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, the Predecessor and Everitt Enterprises, Inc. (previously filed as Exhibit 4.14 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
4.12*
Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, the Predecessor and Koury Corporation (previously filed as Exhibit 4.15 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.13*
Registration Rights Agreement dated April 15, 1993, between the Predecessor, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein (previously filed as Exhibit 4.16 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.14*
Amendment to Registration Rights Agreement dated February 1, 2000, among the Predecessor and certain other parties named therein (previously filed as Exhibit 4.17 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
4.15*
Registration Rights Agreement dated April 17, 2002, between the Predecessor and GSEP 2002 Realty Corp (previously filed as Exhibit 4.18 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

Exhibit Number	Description of Exhibits
4.16*	Indenture dated as of February 24, 1995 between The Rouse Company and The First National Bank of Chicago (Trustee) (previously filed as Exhibit 4.24 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
4.17**
Indenture dated as of November 9, 2010 between The Rouse Company, LLC and Wilmington Trust FSB (Trustee) (previously filed as Exhibit 4.2 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.1**
Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010 (previously filed as Exhibit 10.1 to New GGP's Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 8, 2011).
10.2	First Amendment dated June 12, 2012 to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010 (filed herewith).
10.3	Second Amendment dated November 30, 2012 to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010 (filed herewith).
10.4	Third Amendment dated February 13, 2013 to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010 (filed herewith).
10.5**
Amended and Restated Operating Agreement of GGPLP L.L.C dated November 9, 2010 (previously filed as Exhibit 10.2 to New GGP's Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 8, 2011).
10.6*
Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C. (previously filed as Exhibit 10.20 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.7*
Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002 (previously filed as Exhibit 10.21 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.8*
Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.22 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.9*
Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.23 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.10*
Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008 (previously filed as Exhibit 10.25 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

Exhibit Number	Description of Exhibits
10.11*	Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers' Retirement System of the State of Illinois and GGP-TRS L.L.C. (previously filed as Exhibit 10.24 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.12*
First Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated December 19, 2002 (previously filed as Exhibit 10.25 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.13*
Second Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated November 1, 2005 (previously filed as Exhibit 10.26 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.14	Summary of Non-Employee Director Compensation Program (filed herewith).
10.15*
Assumption Agreement dated October 19, 2004 by the Predecessor and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.2 to the Predecessor's Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004).
10.16*
Indemnity Agreement dated as of February 2006 by the Company and The Rouse Company, LP. (previously filed as Exhibit 10.1 to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 which was filed with the SEC on May 10, 2006).
10.17*
The Predecessor 1998 Incentive Stock Plan, as amended (previously filed as Exhibit 10.33 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.18*
Amendment dated November 9, 2006 and effective January 1, 2007 to the Predecessor 1998 Incentive Stock Plan (previously filed as Exhibit 10.1 to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006).
10.19*
Form of Option Agreement pursuant to 1998 Incentive Stock Plan (previously filed as Exhibit 10.35 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.20*
The Predecessor Second Amended and Restated 2003 Incentive Stock Plan, effective December 18, 2008 (previously filed as Exhibit 10.36 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
10.21*
Amendment to the Predecessor's Second Amended and Restated 2003 Incentive Stock Plan, effective March 1, 2010 (previously filed as exhibit 10.37 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.22*
Form of Option Agreement pursuant to 2003 Incentive Stock Plan (previously filed as Exhibit 10.38 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2009).

Exhibit Number	Description of Exhibits
10.23*	Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
10.24*
Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.40 to the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.25*
Form of Restricted Stock Agreement pursuant to the Predecessor 2003 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which was filed with the SEC on May 8, 2008).
10.26*
General Growth Properties, Inc. 2010 Equity Incentive Plan (previously filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K dated October 27, 2010 which was filed with the SEC on October 29, 2010).
10.27**
Form of Nonqualified Stock Option Award Agreement (Group A) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.25 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.28**
Form of Nonqualified Stock Option Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.26 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.29**
Form of Restricted Stock Award Agreement (Group A) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.27 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.30**
Form of Restricted Stock Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan (previously filed as Exhibit 10.28 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.31*
Employment Agreement, dated October 27, 2010, by and between New GGP and Sandeep Mathrani (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K dated October 27, 2010 which was filed with the SEC on October 29, 2010).
10.32*
Nonqualified Stock Option Award Agreement dated October 27, 2010, by and between New GGP and Sandeep Mathrani (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K dated October 27, 2010 which was filed with the SEC on October 29, 2010).
10.33**
Restricted Stock Award Agreement between New GGP and Sandeep Mathrani, dated November 9, 2010 (previously filed as Exhibit 10.62 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 12, 2010 which was filed with the SEC on November 15, 2010).
10.34	First Amendment dated November 1, 2012 to Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010 (filed herewith).

Exhibit Number	Description of Exhibits
10.35*	Predecessor Key Employee Incentive Plan dated October 2, 2009 and effective October 15, 2009 (previously filed as Exhibit 10.47 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
10.36*
Predecessor Cash Value Added Incentive Compensation plan dated June 9, 1999 (previously filed as Exhibit 10.51 to the Predecessor's Annual Report on form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.37*
Amendment to the Predecessor Cash Value Added Incentive Compensation plan, effective January 1, 2007 (previously filed as Exhibit 10.52 to the Predecessor's Annual Report on form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.38*
2009 and 2010 Subplan to the Predecessor Cash Value Added Incentive Compensation plan (previously filed as Exhibit 10.53 to the Predecessor's Annual Report on form 10-K/A for the year ended December 31, 2009 which was filed with the SEC on April 30, 2010).
10.39**
Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and the Predecessor (previously filed as Exhibit 10.1 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.40**
Amended and Restated Stock Purchase Agreement, effective as of March 31, 2010, between The Fairholme Fund, Fairholme Focused Income Fund and the Predecessor (previously filed as Exhibit 10.2 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.41**
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
10.42**
Registration Rights Agreement between affiliates of Brookfield Asset Management, Inc. and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.7 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.43**
Registration Rights Agreement between The Fairholme Fund, Fairholme Focused Income Fund and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.8 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.44**
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

Exhibit Number	Description of Exhibits
10.45**	Registration Rights Agreement between Teacher Retirement System of Texas and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.10 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.46**
Warrant Agreement between General Growth Properties, Inc. and American Stock Transfer & Trust Company, LLC, relating to the warrants issued to affiliates of Brookfield Asset Management, Inc., The Fairholme Fund, Fairholme Focused Income Fund, Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd. and Blackstone Real Estate Partners VI L.P. and its permitted assigns, dated November 9, 2010 (previously filed as Exhibit 4.1 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.47**
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
10.48	Amending Agreement to Relationship Agreement between Brookfield Asset Management Inc. and General Growth Properties, Inc., dated January 12, 2012 (filed herewith).
10.49*
Stock Purchase Agreement, dated as of July 8, 2010, between Teacher Retirement System of Texas and General Growth Properties, Inc. (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K which was filed with the SEC on July 13, 2010).
10.50**
Form of indemnification agreement for directors and executive officers (previously filed as Exhibit 10.53 to New GGP's Registration Statement on Form S-11, File No. 333-168111, dated November 3, 2010 which was filed with the SEC on November 3, 2010).
10.51**
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
10.52**
Standstill Agreement between The Fairholme Fund and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.5 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).
10.53**
Standstill Agreement between Pershing Square II, L.P., Pershing Square International, Ltd. and Pershing Square International V, Ltd. and General Growth Properties, Inc., dated November 9, 2010 (previously filed as Exhibit 10.6 to New GGP's Current Report on Form 8-K dated November 9, 2010 which was filed with the SEC on November 12, 2010).

Exhibit Number	Description of Exhibits
10.54**	Second Amended and Restated Credit Agreement dated as of April 30, 2012. GGP Limited Partnership, GGPLP Real Estate 2010 Loan Pledgor Holding, LLC, GGPLPLLC 2010 Loan Pledgor Holding, LLC, GGPLP L.L.C. and GGPLP 2010 Loan Pledgor Holding, LLC, as Borrowers, the other Loan Parties party thereto from time to time, each of the financial institutions initially a signatory thereto together with their successors and assignees in accordance with Section 12.06 thereof, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and as an Issuing Bank (previously filed as Exhibit 99.1 to New GGP's Current Report on Form 8-K dated May 4, 2012, which was previously filed with the SEC on May 4, 2012).
10.55**
Warrant Purchase Agreement, dated as of January 28, 2013, by and among General Growth Properties, Inc., GGP Limited Partnership, and Fairholme Funds, Inc., on behalf of each of The Fairholme Fund and The Fairholme Focused Income Fund (previously filed as Exhibit 10.1 to New GGP's Current Report on Form 8-K dated January 29, 2013, which was previously filed with the SEC on January 30, 2013).
10.56**
Warrant Purchase Agreement, dated as of January 28, 2013, by and among General Growth Properties, Inc., GGP Limited Partnership, and Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P. and Blackstone GGP Principal Transaction Partners L.P., each an affiliate of The Blackstone Group, L.P. (previously filed as Exhibit 10.2 to New GGP's Current Report on Form 8-K dated January 29, 2013, which was previously filed with the SEC on January 30, 2013).
10.57**
General Growth Properties, Inc. Amended and Restated Employee Stock Purchase Plan effective as of February 23, 2012 (previously filed as Appendix A to General Growth Properties, Inc.'s Schedule 14A Definitive Proxy Statement which was filed with the SEC on March 16, 2012).
10.58	First Amendment dated November 20, 2012 to the General Growth Properties, Inc. Amended and Restated Employee Stock Purchase Plan effective as of February 23, 2012 (filed herewith).
21.1	List of Subsidiaries of General Growth Properties, Inc. (filed herewith).
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to General Growth Properties, Inc. (filed herewith).
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP/Homart II L.L.C. (filed herewith).
23.3	Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP-TRS L.L.C. (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Description of Exhibits
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Consolidated Financial Information of The Rouse Company L.L.C., a subsidiary of General Growth Properties, Inc. (filed herewith).
101
The following financial information from General Growth Properties, Inc.'s. Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Loss, (3) Consolidated Statements of Equity, (4) Conso1idated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections (filed herewith).

*
Incorporated by reference to filing by GGP, Inc. (formerly General Growth Properties, Inc. and referred to as "the Predecessor") (Commission File No. 1-11656).

**
Incorporated by reference to filing by General Growth Properties, Inc. (formerly New GGP, Inc. and referred to as "New GGP") (Commission File No. 1-34948).

        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2012. The registrant agrees to furnish a copy of such agreements to the Commission upon request.