Form 10-Q
period 2013-03-31
General Growth Properties, Inc.
filed 2013-05-10
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                             to

COMMISSION FILE NUMBER 1-34948

GENERAL GROWTH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2963337
(State or other jurisdiction of incorporating or organization)	(I.R.S. Employer Identification Number)

110 N. Wacker Dr., Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

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

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on May 6, 2013 was 966,879,793.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2013	2012
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$4,260,197	$4,278,471
Buildings and equipment	18,765,489	18,806,858
Less accumulated depreciation	(1,524,105)	(1,440,301)
Construction in progress	311,216	376,529
Net property and equipment	21,812,797	22,021,557
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,870,477	2,865,871
Net investment in real estate	24,683,274	24,887,428
Cash and cash equivalents	564,808	624,815
Accounts and notes receivable, net	252,624	260,860
Deferred expenses, net	185,176	179,837
Prepaid expenses and other assets	1,249,638	1,329,465
Total assets	$26,935,520	$27,282,405

Liabilities:
Mortgages, notes and loans payable	$16,235,366	$15,966,866
Investment in and loans to/from Unconsolidated Real Estate Affiliates	15,439	—
Accounts payable and accrued expenses	1,014,754	1,212,231
Dividend payable	117,894	103,749
Deferred tax liabilities	26,997	28,174
Tax indemnification liability	303,586	303,750
Junior Subordinated Notes	206,200	206,200
Warrant liability	—	1,488,196
Total liabilities	17,920,236	19,309,166

Redeemable noncontrolling interests:
Preferred	136,127	136,008
Common	127,573	132,211
Total redeemable noncontrolling interests	263,700	268,219

Commitments and Contingencies	—	—

Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 966,838,144 issued, 939,378,949 outstanding as of March 31, 2013, and 939,049,318 shares issued and outstanding as of December 31, 2012	9,394	9,392
Preferred Stock: 500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of March 31, 2013 and none issued and outstanding as of December 31, 2012	242,042	—
Additional paid-in capital	11,353,859	10,432,447
Retained earnings (accumulated deficit)	(2,859,206)	(2,732,787)
Accumulated other comprehensive loss	(77,511)	(87,354)
Total stockholders’ equity	8,668,578	7,621,698
Noncontrolling interests in consolidated real estate affiliates	83,006	83,322
Total equity	8,751,584	7,705,020
Total liabilities and equity	$26,935,520	$27,282,405

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$403,415	$377,684
Tenant recoveries	187,711	174,874
Overage rents	11,479	13,086
Management fees and other corporate revenues	15,931	16,171
Other	19,267	14,798
Total revenues	637,803	596,613
Expenses:
Real estate taxes	69,272	55,699
Property maintenance costs	23,830	20,531
Marketing	6,519	6,738
Other property operating costs	89,303	86,719
Provision for doubtful accounts	1,797	2,171
Property management and other costs	40,355	41,540
General and administrative	10,933	10,510
Depreciation and amortization	195,433	206,789
Total expenses	437,442	430,697
Operating income	200,361	165,916

Interest income	721	661
Interest expense	(195,383)	(210,760)
Warrant liability adjustment	(40,546)	(143,112)
Loss on extinguishment of debt	(9,319)	—
Loss before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	(44,166)	(187,295)
Provision for income taxes	(141)	(1,396)
Equity in income of Unconsolidated Real Estate Affiliates	13,194	5,952
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	3,448	—
Loss from continuing operations	(27,665)	(182,739)
Discontinued operations:
Loss from discontinued operations, including gains (losses) on dispositions	(6,967)	(11,509)
Gain on extinguishment of debt	25,894	—
Discontinued operations, net	18,927	(11,509)
Net loss	(8,738)	(194,248)
Allocation to noncontrolling interests	(2,788)	(3,367)
Net loss attributable to General Growth Properties, Inc.	(11,526)	(197,615)
Preferred stock dividends	(2,125)	—
Net loss attributable to common stockholders	$(13,651)	$(197,615)

Basic and Diluted Loss Per Share:
Continuing operations	$(0.03)	$(0.20)
Discontinued operations	0.02	(0.01)
Total basic loss per share	$(0.01)	$(0.21)

Dividends declared per share	$0.12	$0.10

Comprehensive Loss, Net:
Net loss	$(8,738)	$(194,248)
Other comprehensive income:
Foreign currency translation	9,648	13,559
Unrealized gains on available-for-sale securities	248	51
Other comprehensive income	9,896	13,610
Comprehensive income (loss)	1,158	(180,638)
Comprehensive income allocated to noncontrolling interests	(2,841)	(3,463)
Comprehensive loss attributable to General Growth Properties, Inc.	(1,683)	(184,101)
Preferred stock dividends	(2,125)	—
Comprehensive loss, net, attributable to common stockholders	$(3,808)	$(184,101)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

				Retained		Noncontrolling
			Additional	Earnings	Accumulated Other	Interests in
	Common	Preferred	Paid-In	(Accumulated	Comprehensive	Consolidated Real	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	Estate Affiliates	Equity
	(Dollars in thousands, except per share amounts)
Balance at January 1, 2012	$9,353	$—	$10,405,318	$(1,883,569)	$(47,773)	$96,016	$8,579,345

Net loss				(197,615)		(749)	(198,364)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(357)	(357)
Restricted stock grants, net of forfeitures and compensation expense (12,311 common shares)	—		1,984				1,984
Stock option grants, net of forfeitures (11,235 common shares)	—		740				740
Cash dividends reinvested (DRIP) in stock (2,294,864 common shares)	23		33,551				33,574
Other comprehensive income					13,514		13,514
Cash distributions declared ($0.10 per share)				(93,759)			(93,759)
Fair value adjustment for noncontrolling interest in Operating Partnership			(16,119)				(16,119)
Dividend for RPI Spin-off				21,988			21,988

Balance at March 31, 2012	$9,376	$—	$10,425,474	$(2,152,955)	$(34,259)	$94,910	$8,342,546

Balance at January 1, 2013	$9,392	$—	$10,432,447	$(2,732,787)	$(87,354)	$83,322	$7,705,020

Net (loss) income				(11,526)		537	(10,989)
Issuance of preferred stock, net of issuance costs		242,042	—				242,042
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(853)	(853)
Restricted stock grants, net of forfeitures (24,121 common shares)	—		2,401				2,401
Employee stock purchase program (84,798 common shares)	—		1,668				1,668
Stock option grants, net (213,534 common shares)	2		22,692				22,694
Cash dividends reinvested (DRIP) in stock (7,178 common shares)	—		139				139
Other comprehensive income					9,843		9,843
Cash distributions declared ($0.12 per share)				(112,768)			(112,768)
Cash distributions on preferred stock				(2,125)			(2,125)
Cash redemptions for common units in excess of carrying value			(1,428)				(1,428)
Fair value adjustment for noncontrolling interest in Operating Partnership			427				427
Common stock warrants			895,513				895,513

Balance at March 31, 2013	$9,394	$242,042	$11,353,859	$(2,859,206)	$(77,511)	$83,006	$8,751,584

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash Flows provided by (used in) Operating Activities:
Net loss	$(8,738)	$(194,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(13,194)	(5,952)
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	(3,448)	—
Distributions received from Unconsolidated Real Estate Affiliates	6,221	5,151
Provision for doubtful accounts	1,821	2,528
Depreciation and amortization	195,885	220,068
Amortization/write-off of deferred finance costs	1,878	596
Accretion/write-off of debt market rate adjustments	(3,316)	(114)
Amortization of intangibles other than in-place leases	22,539	28,245
Straight-line rent amortization	(13,576)	(16,328)
Deferred income taxes including tax restructuring benefit	(1,622)	—
Loss on dispositions	325	28
Gain on extinguishment of debt	(25,894)	(9,911)
Provisions for impairment	4,975	20,301
Warrant liability adjustment	40,546	143,112
Net changes:
Accounts and notes receivable	19,833	22,249
Prepaid expenses and other assets	8,933	4,912
Deferred expenses	(12,653)	(11,416)
Restricted cash	4,984	27,792
Accounts payable and accrued expenses	(115,888)	(55,260)
Other, net	5,464	276
Net cash provided by operating activities	115,075	182,029

Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(7,805)	(11,687)
Development of real estate and property improvements	(75,594)	(43,733)
Deposit for acquisitions	—	(27,000)
Proceeds from sales of investment properties	8,500	7,994
Contributions to Unconsolidated Real Estate Affiliates	(44,346)	(15,382)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	75,196	71,221
Decrease in restricted cash	295	1,423
Net cash used in investing activities	(43,754)	(17,164)

Cash Flows provided by (used in) Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	1,648,122	130,000
Principal payments on mortgages, notes and loans payable	(1,285,014)	(272,499)
Prepayment of financing costs	—	(42,147)
Deferred finance costs	(4,152)	(472)
Proceeds from issuance of preferred stock	242,042	—
Purchase of Warrants	(633,229)	—
Cash distributions paid to common stockholders	(103,278)	(93,531)
Cash distributions reinvested (DRIP) in common stock	139	33,574
Cash distributions paid to holders of common units	(4,756)	—
Other, net	8,798	2,110
Net cash used in financing activities	(131,328)	(242,965)

Net change in cash and cash equivalents	(60,007)	(78,100)
Cash and cash equivalents at beginning of period	624,815	572,872
Cash and cash equivalents at end of period	$564,808	$494,772

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$281,042	$204,149
Interest capitalized	748	109
Income taxes paid	1,815	536
Accrued capital expenditures included in accounts payable and accrued expenses	53,812	69,513
Non-Cash Transactions:
Notes receivable related to property sale	—	17,000
Gain on investment in Unconsolidated Real Estate Affiliates	3,448	—
Amendment of warrant agreement	895,513	—
Rouse Properties, Inc. Dividend:
Non-cash dividend for RPI Spin-off	—	(21,988)
Non-Cash Distribution of RPI Spin-off
Assets	—	1,554,486
Liabilities and equity	—	(1,554,486)
Non-Cash Sale of Property to RPI:
Assets	—	63,672
Mortgage debt forgiven or assumed by acquirer	—	(71,908)
Other liabilities and equity	—	8,236
Non-Cash Sale of Regional Mall
Assets	71,881	—
Mortgage debt forgiven or assumed by acquirer	(91,293)	—
Other liabilities and equity	19,412	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1                ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited consolidated financial statements for the year ended December 31, 2012 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2012 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for fair presentation (which include only normal recurring adjustments) have been included.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

General Growth Properties, Inc. (“GGP” or the “Company”), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a “REIT”.  In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries.

GGP, through its subsidiaries and affiliates, operates, manages and selectively re-develops primarily regional mall properties, which are predominantly located throughout the United States.  GGP also owns assets in Brazil through investments in Unconsolidated Real Estate Affiliates (as defined below).  As of March 31, 2013, our portfolio was comprised of 124 regional malls in the United States and 18 malls in Brazil comprising approximately 134 million square feet of gross leasable area (“GLA”).  In addition to regional malls, as of March 31, 2013, we owned 10 strip/other retail centers totaling 4.1 million square feet, primarily in the Western region of the United States, as well as seven stand-alone office buildings totaling 0.9 million square feet, concentrated in Columbia, Maryland.

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”).   GGPLP owns an interest in the properties that are part of the consolidated financial statements of GGP.  As of March 31, 2013, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnership.

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

•      General Growth Management, Inc. (“GGMI”) and General Growth Services, Inc. (“GGSI”), are taxable REIT subsidiaries (“TRS”s), which provide management, leasing, and other services for some of our Unconsolidated Real Estate Affiliates (defined below).  GGMI and GGSI provide various services, including business development, marketing, and strategic partnership services at all of our Consolidated Properties.  GGSI also serves as a contractor to GGMI for these services.

We refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under accounting principles generally accepted in the United States of America (“GAAP”) as the “Consolidated Properties.”  We also own interests in certain properties through joint venture entities in which we own a noncontrolling interest (“Unconsolidated Real Estate Affiliates”) and we refer to those properties as the “Unconsolidated Properties.”

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

Reclassifications

Certain prior period amounts included in the Consolidated Statements of Operations and Comprehensive Income (Loss) and related footnotes associated with properties we have disposed of have been reclassified to discontinued operations for all periods presented.  Also, we have separately presented certain amounts within our Consolidated Statements of Cash Flows which were previously combined in the line Acquisition/development of real estate and property additions/developments.  The $55.4 million originally presented has been broken out into the lines Acquisition of real estate and property additions for $11.7 million, and Development of real estate and property improvements for $43.7 million, to conform to the current year presentation.

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

Pre-development costs, which generally include legal and professional fees and other third-party costs directly related to the construction assets, are capitalized as part of the property being developed.  In the event a development is no longer deemed to be probable, the capitalized costs are expensed (see also our impairment policies in this note below).

The estimated useful lives of our properties are determined so as to allocate as equitably as possible the depreciation or amortization expense for which services are to be obtained from the use of each property.  We periodically review the estimated useful lives of our properties.  In connection with our current review, we identified certain properties where we determined the estimated useful lives should be shortened based upon our current assessment.  Therefore, we have prospectively reduced the remaining useful lives to reflect the life over which we expect to obtain services from the use of each of these properties.  The estimated useful lives for these properties now range from 10-30 years.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term

Acquisitions of Operating Properties

Acquisitions of properties are accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired properties have been included in the results of operations from the respective dates of acquisition.  Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, assumed debt liabilities and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases, and tenant relationships. No significant value has been ascribed to tenant relationships.

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of March 31, 2013
Tenant leases:
In-place value	$881,480	$(381,857)	$499,623

As of December 31, 2012
Tenant leases:
In-place value	$972,495	$(423,492)	$549,003

The above-market tenant leases and below-market ground leases are included in Prepaid expenses and other assets (Note 12); the below-market tenant leases, above-market ground leases and above-market building lease are included in Accounts payable and accrued expenses (Note 13) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 12 and Note 13, had the following effects on our Loss from continuing operations:

	Three Months Ended March 31,
	2013	2012
Amortization/accretion effect on continuing operations	$(69,566)	$(96,473)

Future amortization/accretion of all intangibles, including the intangibles in Note 12 and Note 13, is estimated to decrease results from continuing operations as follows:

Year	Amount
2013 Remaining	$173,993
2014	192,896
2015	156,501
2016	124,057
2017	94,404

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Management Fees and Other Corporate Revenues

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates.  Management fees are reported at 100% of the revenue earned from the joint venture in management fees and other corporate revenues on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Operations and Comprehensive Income (Loss) and in property management and other costs in the Condensed Combined Statements of Income in Note 5.  The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Three Months Ended March 31,
	2013	2012
Management fees from affiliates	$15,858	$15,678
Management fee expense	(5,971)	(6,123)
Net management fees from affiliates	$9,887	$9,555

Impairment

Operating properties

We regularly review our consolidated properties for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant decreases in occupancy percentage, debt maturities, management’s intent with respect to the properties and prevailing market conditions.

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

Impairment charges are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the carrying value of a property is not recoverable and it exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and / or in the period of disposition.

Although we may market a property for sale, there can be no assurance that the transaction will be complete until the sale is finalized.  However, GAAP requires us to utilize the Company’s expected holding period of our properties when assessing recoverability.  If we cannot recover the carrying value of these properties within the planned holding period, we will estimate the fair values of the assets and record impairment charges for properties when the estimated fair value is less than their carrying value.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

There were no provisions for impairment for the three months ended March 31, 2013 and 2012, included in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2013, we recorded $5.0 million of impairment charges in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss), which was incurred as a result of the sale of two operating properties.  One of the operating properties was previously transferred to a special servicer, and was sold in a lender-directed sale in full satisfaction of the related debt.  This resulted in the recognition of a gain on extinguishment of debt of $25.9 million (Note 3).  The other operating property related to a regional mall where the sales price of the property was lower than its carrying value. During the three months ended March 31, 2012, we recorded $10.4 million of impairment charges in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) related to the disposal of two operating properties.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount.  Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three months ended March 31, 2013 and 2012.

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

Fair Value Measurements (Note 4)

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

The impairment section above includes a discussion of all impairments recognized during the three months ended March 31, 2013 and 2012 that were based on Level 2 inputs.  Note 4 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 8 includes a discussion of our outstanding warrant liability which was measured at fair value using Level 3 inputs.

NOTE 3                         DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

All of our dispositions, for all periods presented, are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) and are summarized in the table below.  Gains on

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

disposition and gains on debt extinguishment are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the property is disposed.

During the three months ended March 31, 2013, we sold our interests in two non-core assets totaling approximately 2 million square feet of GLA, which reduced our property level debt by $121.2 million. One property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt.  This resulted in a gain on extinguishment of debt of $25.9 million.

The following table summarizes the operations of the properties included in discontinued operations.

	Three Months Ended March 31,
	2013	2012

Retail and other revenue	$1,067	$36,238
Total revenues	1,067	36,238
Retail and other operating expenses	1,214	27,701
Provisions for impairment and other gains	4,975	10,393
Total expenses	6,189	38,094
Operating income (loss)	(5,122)	(1,856)
Interest expense, net	(1,521)	(9,609)
Gain on debt extinguishment	25,894	—
Net income (loss) from operations	19,251	(11,465)
Provision for income taxes	—	(16)
Losses on dispositions	(324)	(28)
Net income (loss) from discontinued operations	$18,927	$(11,509)

NOTE 4                         FAIR VALUE

Fair Value of Operating Properties

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

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
Fixed-rate debt	$15,254,834	$16,226,925	$14,954,601	$16,190,518
Variable-rate debt	980,532	1,006,801	1,012,265	1,040,687
	$16,235,366	$17,233,726	$15,966,866	$17,231,205

(1) Includes market rate adjustments.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The fair value of our Junior Subordinated Notes approximates their carrying amount as of March 31, 2013 and December 31, 2012.  We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

NOTE 5                         UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for all of our Unconsolidated Real Estate Affiliates, including our investment in Aliansce Shopping Centers, S.A. (“Aliansce”).

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$1,012,137	$960,335
Buildings and equipment	8,297,631	7,658,965
Less accumulated depreciation	(2,149,603)	(2,080,361)
Construction in progress	193,139	173,419
Net property and equipment	7,353,304	6,712,358
Investments in unconsolidated joint ventures	711,200	1,201,044
Net investment in real estate	8,064,504	7,913,402
Cash and cash equivalents	363,581	485,387
Accounts and notes receivable, net	153,056	167,548
Deferred expenses, net	239,742	298,050
Prepaid expenses and other assets	149,610	140,229
Total assets	$8,970,493	$9,004,616

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,557,943	$6,463,377
Accounts payable, accrued expenses and other liabilities	411,219	509,064
Cumulative effect of foreign currency translation (“CFCT”)	(122,779)	(158,195)
Owners’ equity, excluding CFCT	2,124,110	2,190,370
Total liabilities and owners’ equity	$8,970,493	$9,004,616

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,001,331	$2,032,175
Less: joint venture partners’ equity	(1,130,393)	(1,105,457)
Plus: excess investment/basis differences*	1,984,100	1,939,153
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,855,038	$2,865,871

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$2,870,477	$2,865,871
Liability - Investment in and loans to/from Unconsolidated Real Estate Affiliates	(15,439)	—
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,855,038	$2,865,871

*Includes gain on investment in Aliansce of $3.4 million.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$199,518	$194,234
Tenant recoveries	76,129	76,928
Overage rents	7,842	6,327
Management and other fees(1)	4,916	4,858
Other	21,282	22,819
Total revenues	309,687	305,166

Expenses:
Real estate taxes	25,515	24,285
Property maintenance costs	8,623	10,099
Marketing	3,141	3,386
Other property operating costs	43,438	46,886
Provision for doubtful accounts	1,533	687
Property management and other costs(2)	12,438	12,690
General and administrative(1)	10,267	10,596
Depreciation and amortization	73,185	72,137
Total expenses	178,140	180,766
Operating income	131,547	124,400

Interest income	3,763	2,224
Interest expense	(88,865)	(81,432)
Provision for income taxes	(156)	(219)
Equity in income of unconsolidated joint ventures	14,356	6,794
Income from continuing operations	60,645	51,767
Discontinued operations	—	(927)
Allocation to noncontrolling interests	1,265	108
Net income attributable to the ventures	$61,910	$50,948

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$61,910	$50,948
Joint venture partners’ share of income	(34,659)	(31,157)
Amortization of capital or basis differences	(14,057)	(13,839)
Equity in income of Unconsolidated Real Estate Affiliates	$13,194	$5,952

(1)         Primarily includes activity from Aliansce (defined below).

(2)         Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The amounts described as Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 19 domestic joint ventures, comprising 31 U.S. regional malls, and two international joint ventures, comprising 18 regional malls in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  We manage most of the domestic properties owned by these joint ventures.  As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

On March 28, 2013, we acquired an additional 15% interest in one joint venture.  This transaction brings our ownership interest in the joint venture to 55%.  Certain provisions in the operating agreement require unanimous member consent related to activities that most significantly impact the economic performance of the joint venture.  As such, we are not considered to have a controlling interest in the joint venture and we continue to account for the joint venture as an Unconsolidated Real Estate Affiliate as of March 31, 2013.

Aliansce Shopping Centers S.A.

On December 13, 2012, as a result of a secondary public offering of Aliansce’s common shares in Brazil, our ownership interest was reduced from 45.5% to 40.5%.  As a result of the reduction, we recorded a gain of $23.4 million on our investment in Aliansce during the year ended December 31, 2012.  The underwriters were provided an over-allotment option to the secondary offering, which allowed for the purchase of an additional 15% of shares within 30 days.  The additional 15% of over-allotted shares were issued on January 14, 2013, and our ownership interest was further reduced to 40.0%.  As a result of the reduction from the over-allotment, we recorded a gain of $3.4 million on our investment in Aliansce for the three months ended March 31, 2013.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

As of March 31, 2013, we held a 40.0% non-controlling ownership interest in Aliansce, as well as, a 35% non-controlling interest in a large regional mall, Shopping Leblon, in Rio de Janeiro (Brazil). The ownership interests in Aliansce and Shopping Leblon are accounted for under the equity method. Our investment in Aliansce is an ownership interest in approximately 63,000,000 shares of the public real estate operating company.

Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $3.2 billion as of March 31, 2013 and $3.1 billion as of December 31, 2012, including Retained Debt (as defined below).  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our proportionate share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our proportionate share of the non-recourse mortgage indebtedness.  The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We had retained debt of $91.4 million at one property as of March 31, 2013, and $91.8 million as of December 31, 2012.  We are obligated to contribute funds on an ongoing basis to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of March 31, 2013, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6                         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	March 31,	Weighted-Average	December 31,	Weighted-Average
	2013(1)	Interest Rate(2)	2012(3)	Interest Rate(2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$14,620,117	4.73%	$14,225,011	4.88%
Corporate and other unsecured loans	634,717	6.68%	729,590	6.51%

Total fixed-rate debt	15,254,834	4.81%	14,954,601	4.96%

Variable-rate debt:
Collateralized mortgages, notes and loans payable	980,532	3.41%	1,012,265	3.42%

Total Mortgages, notes and loans payable	$16,235,366	4.72%	$15,966,866	4.86%

Variable-rate debt:
Junior Subordinated Notes	$206,200	1.75%	$206,200	1.76%

(1) Includes ($21.0) million of debt market rate adjustments.

(2) Represents the weighted-average interest rates on our principal balances, excluding the effects of deferred finance costs.

(3) Includes ($23.3) million of debt market rate adjustments.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2013, $21.5 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $2.1 billion of debt, are cross-collateralized with other properties.  Although a majority of the $15.6 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $657.3 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings.  In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

During the three months ended March 31, 2013, we refinanced 6 consolidated mortgage notes totaling $1.2 billion with net proceeds of $635.9 million and we paid down $100.2 million of mortgage notes.  The following is a summary of our significant loan refinancings during 2013:

Property	Original Loan	Original Rate	New Loan	New Rate	Net Proceeds	Maturity
	(dollars in millions)
Willowbrook Mall	$146.5	6.82%	$360.0	3.55%	$213.5	March 2025
Pembroke Lakes Mall	119.0	4.94%	260.0	3.56%	141.0	March 2025
Valley Plaza Mall	86.0	3.90%	240.0	3.75%	154.0	March 2025

Corporate and Other Unsecured Loans

During the three months ended March 31, 2013, we paid down $91.8 million of corporate unsecured bonds.  We have certain unsecured debt obligations, the terms of which are described below:

	March 31,	Weighted-Average	December 31,	Weighted-Average
	2013(2)	Interest Rate	2012	Interest Rate
Unsecured fixed-rate debt:
TRCLLC Bonds - 2010 Indenture(1) (3)	$608,688	6.75%	$608,688	6.75%
HHC Note(1)	17,830	4.41%	19,347	4.41%
TRCLLC Bonds - 1995 Indenture	—	—	91,786	5.38%

Total unsecured fixed-rate debt	$626,518	6.68%	$719,821	6.51%

(1) Matures from November 2015 through December 2015.

(2) Excludes a net market rate premium of $8.2 million that increases the total amount that appears outstanding in our Consolidated Balance Sheets.  The market rate premium amortizes as a reduction to interest expense over the life of the respective loan.

(3) We repaid $608.7 million of corporate unsecured bonds on May 1, 2013 (Note 16).

On February 14, 2013, our consolidated subsidiary, TRCLLC, redeemed the $91.8 million of 5.38% unsecured corporate bonds due November 26, 2013. The bonds were redeemed in cash at the “Make-Whole Price”, as defined in the applicable indenture, plus accrued and unpaid interest up to, but excluding, the redemption date. We incurred debt extinguishment costs of $3.5 million in connection with the redemption, which is recorded within Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The remaining bonds have covenants, including ratios of secured debt to gross assets and total debt to total gross assets. We are not aware of any instances of non-compliance with such covenants as of March 31, 2013.

On April 2, 2013, our consolidated subsidiary, TRCLLC called for the redemption of its remaining bonds, $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015 (Note 16).  The bonds were redeemed on May 1, 2013, and the full amount of the 6.75% unsecured corporate bonds were redeemed in cash and required the payment of an early redemption fee of approximately $20.5 million, plus accrued and unpaid interest up to, but excluding, the redemption date.  The early redemption fee will be recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss) during the three and six months periods ended June 30, 2013.

Our revolving credit facility (the “Facility”) provides for revolving loans of up to $1.00 billion.  The Facility has an uncommitted accordion feature for a total facility of up to $1.25 billion.  The Facility is scheduled to mature in April 2016 and is guaranteed by certain of our subsidiaries and secured by (i) a first-lien on the capital stock of certain of our subsidiaries and (ii) various additional collateral.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 200 to 275 basis points which is determined by the Company’s leverage level.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of March 31, 2013.  No amounts are outstanding on the Facility as of March 31, 2013. We drew $400 million on

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

the Facility in conjunction with GGPLP’s purchase of the Fairholme and Blackstone Warrants on January 28, 2013 (Note 8).  This amount was subsequently repaid with proceeds from our issuance of preferred stock (Note 9) and available cash.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006.  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2041.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  We have recorded the Junior Subordinated Notes as mortgages, notes and loans payable and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $22.2 million as of March 31, 2013 and $21.7 million as of December 31, 2012. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2013 with the exception of one property transferred to a special servicer.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income.  Generally, we are currently open to audit by the Internal Revenue Service for the years ended December 31, 2009 through 2012 and are open to audit by state taxing authorities for the years ended December 31, 2008 through 2012.

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will change from those recorded at March 31, 2013, although such change would not be material to the 2013 financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 8                         WARRANTS

Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued 120,000,000 warrants (the “Warrants”) to purchase common stock of GGP with an initial weighted average exercise price of $10.63.  Each Warrant was originally recorded as a liability, as the holders of the Warrants could have required GGP to settle such Warrants in cash upon certain changes of control events.  The Warrants were fully vested upon issuance.  Each Warrant has a term of seven years and expires on November 9, 2017.  Below is a summary of the Warrants initially received by the Plan Sponsors and Blackstone.

Warrant Holder	Number of Warrants	Initial Exercise Price
Brookfield Investor	57,500,000	$10.75
Blackstone - B (2)	2,500,000	10.75
Fairholme (2)	41,070,000	10.50
Pershing Square (1)	16,430,000	10.50
Blackstone - A (2)	2,500,000	10.50
	120,000,000

(1) On December 31, 2012, the Pershing Square warrants were purchased by the Brookfield Investor.

(2) On January 28, 2013, the Fairholme and Blackstone A and B warrants were purchased by GGP.

The Brookfield Investor Warrants and the Blackstone (A and B) Warrants were immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants were exercisable (for the initial 6.5 years from the issuance) only upon 90 days prior notice, but there is no obligation to exercise at any point from the end of the 90 day notification period through maturity.

The exercise prices of the Warrants are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events.  In accordance with the agreement, these calculations adjust both the exercise price and the number of shares issuable for the 120,000,000 Warrants that were initially issued to the Plan Sponsors.  During 2012 and 2013, the number of shares issuable upon exercise of the outstanding Warrants was increased as follows:

		Exercise Price
Record Date	Issuable Shares	Brookfield Investor and Blackstone - B (2)	Fairholme, Pershing Square and Blackstone - A (1) (2)
April 16, 2012	132,372,000	9.75	9.52
July 16, 2012	133,116,000	9.69	9.47
October 15, 2012	133,884,000	9.64	9.41
December 14, 2012	134,640,000	9.58	9.36

(1) On December 31, 2012, the Pershing Square warrants were purchased by the Brookfield Investor.

(2) On January 28, 2013, the Fairholme and Blackstone A and B warrants were purchased by GGP.

On December 31, 2012, the Brookfield Investor acquired all of the 16,430,000 Warrants held by Pershing Square for a purchase price of approximately $272 million. At the time of purchase, the Pershing Square Warrants were exercisable into approximately 10 million common shares of the Company at a weighted average exercise price of approximately $9.36 per share, assuming net share settlement (i.e. receive shares in common stock equivalent to the intrinsic value of the warrant at the time of exercise).  In connection with the transaction, Brookfield Investor and Pershing Square are required to abide by certain undertakings outlined in their Warrant Purchase Agreement dated December 31, 2012, which was filed on the same date.

On January 28, 2013, GGPLP acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million.  At the time of purchase, the GGPLP Warrants were exercisable into approximately 27 million common shares of the Company at a weighted average exercise price of approximately $9.37 per share, assuming net share settlement.  GGPLP funded the transaction using available cash resources, including its revolving credit facility.  On March 26, 2013, GGPLP exercised their warrants and were issued approximately 27.5 million shares of GGP’s common stock, under net share settlement (See Note 10 for further discussion).

As a result of the transactions occurring on December 31, 2012, and January 28, 2013, the Brookfield Investor is now the sole third party owner of the Warrants.  Brookfield Investor has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 65,000,000 shares of common stock) or net share settle.  The remaining 16,430,000 Warrants held by Brookfield Investor must be net share settled.  As of March 31, 2013, Brookfield Investor’s Warrants are exercisable into approximately 43 million common shares of the Company, at a weighted-average exercise price of approximately $9.53 per share.  Due to their ownership of the Warrants, Brookfield Investor’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

On March 28, 2013, we entered into an agreement with Brookfield Investor to amend the warrant agreement.  The amendment to the warrant agreement replaced the right of warrant holders to receive cash from the Company under a change of control to the right to, instead, receive shares of the Company, changing the method of settlement.  This amendment results in the classification of the Warrants as a component of permanent equity on our Consolidated Balance Sheets.  Prior to the amendment, the Warrants were classified as a liability, due to the cash settlement feature, and marked to fair value, with changes in fair value recognized in earnings.  As a result of the amendment, the fair value was determined as of March 28, 2013 with the change in fair value recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss) and the determined fair value was reclassified to equity.

The estimated fair value of the Warrants was $895.5 million as of March 28, 2013 and $1.5 billion as of December 31, 2012.  The fair value of the Warrants was estimated using the Black Scholes option pricing model using our stock price, the Warrant term, and Level 3 inputs (Note 2).  As discussed above, the modification of the warrant agreement resulted in the classification of the warrants as equity as of March 28, 2013.  From December 31, 2012 through March 28, 2013, changes in the fair value of the Warrants were recognized in earnings.  An increase in GGP’s common stock price or in the expected volatility of the Warrants would increase the fair value; whereas, a decrease in GGP’s common stock price or an increase in the lack of marketability would decrease the fair value.

The following table summarizes the change in fair value of the Warrants which is measured on a recurring basis using Level 3 inputs:

	Three Months Ended March 31,
	2013	2012
Balance as of January 1,	$1,488,196	$985,962
Warrant liability adjustment	40,546	143,112
Purchase of warrants by GGPLP	(633,229)	—
Reclassification to equity	(895,513)	—
Balance as of March 31,	$—	$1,129,074

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the estimated fair value of the Warrants and significant observable and unobservable inputs used in the valuation as of March 28, 2013 and December 31, 2012:

	March 28, 2013	December 31, 2012
Fair value of Warrants	$895,513	$1,488,196

Observable Inputs
GGP stock price per share	$19.88	$19.85
Warrant term	4.62	4.86

Unobservable Inputs
Expected volatility	30%	33%
Range of values considered	(15% - 65)%	(20% - 65)%

Discount for lack of marketability	3%	3%
Range of values considered	(3% - 7)%	(3% - 7)%

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

	Three Months Ended March 31,
	2013	2012

Distributions to preferred Operating Partnership units	$(2,336)	$(5,434)
Net loss allocation to noncontrolling interests in operating partnership from continuing operations (common units)	85	1,318
Net (income) loss allocated to noncontrolling interest in consolidated real estate affiliates	(537)	749
Allocation to noncontrolling interests	(2,788)	(3,367)

Other comprehensive (income) loss allocated to noncontrolling interests	(53)	(96)
Comprehensive (income) loss allocated to noncontrolling interests	$(2,841)	$(3,463)

Redeemable Noncontrolling Interests

The minority interests related to the common and preferred units of the Operating Partnership are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets.  These are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their fair value as of each measurement date.  The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital (loss) in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net loss attributable to GGP.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  If the holders had requested redemption of the Common Units as of March 31, 2013, the aggregate amount of cash we would have paid would have been $127.6 million.

The Operating Partnership issued Convertible Preferred Units that are convertible into Common Units of the Operating Partnership at the rates below (subject to adjustment).  The holder may convert the Convertible Preferred Units into Common units of the Operating Partnership at any time, subject to certain restrictions.  The Common Units are convertible into common stock at a one to one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of March 31, 2013	Converted Basis to Common Units Outstanding as of March 31, 2013	Conversion Price	Redemption Value
Series B (1)	3.00000	1,279,715	3,991,799	$16.66670	$79,356,964
Series D	1.50821	532,750	803,499	33.15188	26,637,502
Series E	1.29836	502,658	652,631	38.51000	25,132,820
Series C	1.00000	20,000	20,000	250.00000	5,000,000
					$136,127,286

(1)  The conversion price of Series B preferred units is lower than the GGP March 31, 2013 closing common stock price of $19.88.  Therefore, a common stock price of $19.88 is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2013 and 2012.

Balance at January 1, 2012	$223,795
Net loss	(1,318)
Distributions	(685)
Dividend for RPI Spin-Off	3,137
Other comprehensive income	96
Fair value adjustment for noncontrolling interests in Operating Partnership	16,119
Balance at March 31, 2012	$241,144

Balance at January 1, 2013	$268,219
Net loss	(85)
Distributions	(732)
Cash redemption of operating partnership units	(3,328)
Other comprehensive income	53
Fair value adjustment for noncontrolling interests in Operating Partnership	(427)
Balance at March 31, 2013	$263,700

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Common Stock Dividend and Purchase of Common Stock

Our Board of Directors declared common stock dividends during 2013 and 2012 as follows:

Declaration Date	Record Date	Date Payable or Paid	Dividend Per Share
February 4, 2013	April 16, 2013	April 30, 2013	$0.12
November 26, 2012	December 14, 2012	January 4, 2013	0.11
August 1, 2012	October 15, 2012	October 29, 2012	0.11
May 1, 2012	July 16, 2012	July 30, 2012	0.10
February 27, 2012	April 16, 2012	April 30, 2012	0.10

Our Dividend Reinvestment Plan (“DRIP”) provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested.  As a result of the DRIP elections, 7,178 shares were issued during the three months ended March 31, 2013 and 2,294,684 shares were issued during the year ended March 31, 2012.

Preferred Stock

On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) at a price of $25.00 per share.  The net proceeds of $242.0 million after issuance costs were used for general corporate purposes, including repayment of amounts under our revolving credit facility (Note 6).  The Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%.  The dividend is paid in arrears in preference to dividends on our common stock, and reduces net income available to common stockholders, and therefore, earnings per share.

The Preferred Stock does not have a stated maturity date but we may redeem the Preferred Stock after February 12, 2018, for $25.00 per share plus all accrued and unpaid dividends.  We may redeem the preferred stock prior to February 12, 2018, in limited circumstances that preserve ownership limits and/or our status as a REIT, as well as during certain circumstances surrounding a change of control.  Upon certain circumstances surrounding a change of control, Preferred Stockholders may elect to convert each share of their Preferred Stock into a number of shares of GGP common stock equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 2.4679 common shares (subject to certain adjustments related to GGP common share splits, subdivisions, or combinations).

NOTE 10                  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares.  The dilutive effect of the Warrants, options, and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), are computed using the “treasury” method.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2013	2012

Numerators - Basic and Diluted:
Loss from continuing operations	$(27,665)	$(182,739)
Preferred stock dividend	(2,125)	—
Allocation to noncontrolling interests	(2,657)	(3,433)
Loss from continuing operations - net of noncontrolling interests	(32,447)	(186,172)

Discontinued operations	18,927	(11,509)
Allocation to noncontrolling interests	(131)	66
Discontinued operations - net of noncontrolling interests	18,796	(11,443)

Net loss	(8,738)	(194,248)
Preferred stock dividend	(2,125)	—
Allocation to noncontrolling interests	(2,788)	(3,367)
Net loss attributable to common stockholders	$(13,651)	$(197,615)

Denominators:
Weighted average number of common shares outstanding - basic and diluted	939,271	937,274

Anti-dilutive Securities
Effect of Common Units	6,574	6,860
Effect of Stock Options	3,077	1,673
Effect of Warrants	50,387	52,543
	60,038	61,076

Options and Warrants were anti-dilutive for all periods presented because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.  Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

27,459,195 shares of GGP’s common stock are held by its consolidated subsidiary, GGPLP, and therefore these shares are considered issued but not outstanding.  Accordingly, these shares have been excluded from the calculation of EPS.

NOTE 11                  STOCK-BASED COMPENSATION PLANS

The General Growth Properties, Inc. 2010 Equity Plan (the ‘‘Equity Plan’’) reserved for issuance of 4% of outstanding shares on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, ‘‘the Awards’’). Directors, officers and other employees of GGP’s and its subsidiaries and affiliates are eligible for Awards.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Compensation expense related to stock-based compensation plans for the three months ended March 31, 2013 and 2012 is summarized in the following table:

	Three Months Ended March 31,
	2013	2012

Stock options - Property management and other costs	$1,229	$933
Stock options - General and administrative	2,000	1,164
Restricted stock - Property management and other costs	426	582
Restricted stock - General and administrative	1,809	2,550
Total	$5,464	$5,229

The following tables summarize stock option activity for the three months ended March 31, 2013 and 2012:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options Outstanding at January 1	9,692,499	$13.59	11,503,869	$15.65
Granted	5,901,108	19.24	—	—
Exercised	(208,587)	14.19	(1,200)	14.17
Forfeited	(70,811)	15.28	(140,042)	14.78
Expired	(1,759)	14.17	(499,088)	46.39
Stock options Outstanding at March 31	15,312,450	$15.75	10,863,539	$13.66

There was no significant restricted stock activity for the three months ended March 31, 2013 and 2012.

NOTE 12                  PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31, 2013			December 31, 2012
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$1,181,928	$(433,586)	$748,342	$1,230,117	$(425,837)	$804,280
Below-market ground leases, net	169,539	(10,970)	158,569	169,539	(9,825)	159,714
Real estate tax stabilization agreement, net	111,506	(15,100)	96,406	111,506	(13,523)	97,983
Total intangible assets	1,462,973	(459,656)	1,003,317	1,511,162	(449,185)	1,061,977

Remaining Prepaid expenses and other assets:
Security and escrow deposits			167,540			181,481
Prepaid expenses			57,624			54,514
Other non-tenant receivables			5,666			12,450
Deferred tax, net of valuation allowances			1,436			902
Other			14,055			18,141
Total remaining Prepaid expenses and other assets			246,321			267,488
Total Prepaid expenses and other assets			$1,249,638			$1,329,465

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 13                  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31, 2013			December 31, 2012
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance

Intangible liabilities:
Below-market tenant leases, net	$686,610	$(244,020)	$442,590	$725,878	$(251,896)	$473,982
Above-market headquarter office leases, net	15,268	(3,817)	11,451	15,268	(3,393)	11,875
Above-market ground leases, net	9,756	(899)	8,857	9,756	(805)	8,951
Total intangible liabilities	711,634	(248,736)	462,898	750,902	(256,094)	494,808

Remaining Accounts payable and accrued expenses:
Accrued interest			99,364			185,461
Accounts payable and accrued expenses			119,628			160,861
Accrued real estate taxes			85,504			67,581
Deferred gains/income			79,557			98,376
Accrued payroll and other employee liabilities			28,423			34,802
Construction payable			53,812			70,609
Tenant and other deposits			22,992			22,870
Insurance reserve liability			16,206			15,796
Capital lease obligations			13,149			13,292
Conditional asset retirement obligation liability			12,695			12,134
Uncertain tax position liability			5,961			5,873
Other			14,565			29,768
Total remaining Accounts payable and accrued expenses			551,856			717,423
Total Accounts payable and accrued expenses			$1,014,754			$1,212,231

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

Urban Litigation

In October 2004, certain limited partners (the “Urban Plaintiffs”) of Urban Shopping Centers, L.P. (“Urban”) filed a lawsuit against Urban’s general partner, Head Acquisition, L.P. (“Head”), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head’s general partners (collectively, the “Urban Defendants”), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership.  Discovery is presently underway and the case is currently scheduled for trial on July 8, 2013.  We are not presently able to predict the outcome of this case or estimate a range of loss that may result from this matter.  John Schreiber, one of our directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us.

Default Interest

Pursuant to the Plan, the Company cured and reinstated that certain note (the “Homart Note”) in the original principal amount of $254.0 million between GGP Limited Partnership and The Comptroller of the State of New York as Trustee of the Common Retirement Fund (“CRF”) by payment in cash of accrued interest at the contractual

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

non-default rate.   CRF, however, contended that the Company’s bankruptcy caused the Company to default under the Homart Note and, therefore, post-petition interest accrued under the Homart Note at the contractual default rate was due for the period June 1, 2009 until November 9, 2010.  On June 16, 2011, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) ruled in favor of CRF, and, on June 22, 2011, the Company elected to satisfy the Homart Note in full by paying CRF the outstanding default interest and principal amount on the Homart Note totaling $246.0 million.  As a result of the ruling, the Company incurred and paid $11.7 million of default interest expense during the year ended December 31, 2011. The Company appealed the Bankruptcy Court’s order and reserved its right to recover the payment of default interest.  On March 13, 2013, the parties reached a settlement.  In exchange for the Company’s dismissal of its appeal, CRF waived all claims to attorneys’ fees.

Pursuant to the Plan, the Company agreed to pay to the holders of claims (the “2006 Lenders”) under a revolving and term loan facility (the “2006 Credit Facility”) the principal amount of their claims outstanding of approximately $2.6 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate.  In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders.  The Company had accrued $96.1 million as of December 31, 2012.  The Company appealed the Bankruptcy Court ruling, and on March 13, 2013, the parties reached a settlement.  In exchange for the Company’s dismissal of its appeal, and a payment by the Company of $97.4 million, the 2006 Lenders waived all claim to attorneys’ fees.

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Internal Revenue Service has opened an audit for these two taxpayers for 2009 and 2010 with respect to MPC Taxes.  We have accrued $303.6 million as of March 31, 2013 and $303.8 million as of December 31, 2012 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012.  The aggregate liability of $325.2 million represents management’s best estimate of our liability as of March 31, 2013, which will be periodically evaluated in the aggregate.  We do not expect to make any significant payments on the tax indemnification liability within the next 12 months.

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

	Three Months Ended March 31,
	2013	2012

Contractual rent expense, including participation rent	$3,358	$3,235
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	2,128	1,959

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

See Note 7 and Note 14 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

NOTE 16                  SUBSEQUENT EVENTS

On April 2, 2013, our consolidated subsidiary, TRCLLC called for redemption the remaining bonds, $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015.  The bonds were redeemed on May 1, 2013, and the full amount of the 6.75% unsecured corporate bonds were redeemed in cash and required the payment of an early redemption fee of approximately $20.5 million, plus accrued and unpaid interest up to, but excluding, the redemption date.  The early redemption fee will be recognized in earnings during the three months ended June 30, 2013.

On April 26, 2013, we obtained a $1.5 billion corporate loan secured by cross-collateralized mortgages on 16 properties with a weighted-average interest rate of LIBOR + 2.50% and a term-to-maturity of 3.0 years (with 2 one-year options).  The prior loans were secured by 16 properties and had a weighted-average interest rate of 3.98% and a term to maturity of 3.3 years.  The transaction generated approximately $180 million of net proceeds.

On May 10, 2013, our Board of Directors declared a second quarter common stock dividend of $0.12 per share of common stock payable on July 30, 2013, to stockholders of record on July 16, 2013.

On May 10, 2013, our Board of Directors declared a second quarter preferred stock dividend of $0.3984 per share of preferred stock payable on July 1, 2013, to stockholders of record on June 14, 2013.

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

Overview

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

As of March 31, 2013, we are the owner, either entirely or with joint venture partners, of 142 regional malls (124 domestic and 18 in Brazil) comprising approximately 134 million square feet of GLA.  The U.S. regional mall portfolio generated tenant sales of $558 per square foot on a rolling twelve month basis during the first quarter of 2013; including 74 Class A malls generating average tenant sales of $662 per square foot on a rolling twelve month basis and contributing approximately 72% of our share of Company net operating income (NOI) (as defined below).

Our company’s internal growth is focused on three major areas:

                                                1) increasing occupancy,

                                                2) increasing rental revenues, and

                                                3) investing in redevelopments within our existing portfolio.

We have seen an expansion of the spread, or variance, between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2013 exhibited initial rents that were 11.1% higher than the final rents paid on expiring leases. We identified $1.6 billion of redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls.  We anticipate generating stabilized returns in the high single to low double digits on these projects as they commence operations.  The internal growth drivers within our existing portfolio are strongly complemented by the industry’s expected lack of new supply of mall space over the next five years and the anticipated resilient demand for space from retailers, both domestic and international.

We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Our key operational strategies include the following:

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

Financial Overview

Our Company NOI (as defined below) increased 5.2% from $513.5 million for the three months ended March 31, 2012 to $540.1 million for the three months ended March 31, 2013.  Our Company FFO (as defined below) increased 13.6% from $221.7 million for the three months ended March 31, 2012 to $251.8 million for the three months ended March 31, 2013.

We completed transactions and achieved operational goals in order to promote our long-term strategy to enhance the quality of our overall portfolio as follows:

•                  acquired approximately 46,070,000 Warrants held by Fairholme and Blackstone for an aggregate purchase price of approximately $633 million;

•                  issued 10,000,000 shares of 6.375% Preferred Stock, generating proceeds of $250 million before issuance costs to partially finance the acquisition of the Warrants (Note 8); and

•                  sold our interests in two non-core assets totaling approximately 2 million square feet of GLA, which reduced our property level debt by $121.2 million.

Operating Metrics

U.S. Regional Mall Metrics

The following table summarizes selected operating metrics for our portfolio of regional malls.

	March 31, 2013	March 31, 2012	% Change
In-Place Rents per square foot (1)
Consolidated Properties	$67.69	$66.41	1.93%
Unconsolidated Properties	$74.55	$71.40	4.41%
Total U.S. Portfolio	$69.60	$67.86	2.56%

Percentage Leased (2)
Consolidated Properties	95.7%	93.4%	230 bps
Unconsolidated Properties	96.2%	94.4%	180 bps
Total U.S. Portfolio	95.8%	93.7%	210 bps

Tenant Sales (3)
Consolidated Properties	$531	$505	5.15%
Unconsolidated Properties	$630	$574	9.76%
Total U.S. Portfolio	$558	$525	6.29%

(1) Weighted average rent of mall stores as of March 31, 2013.  Rent is presented on a cash basis and consists of minimum rent, common area costs and real estate taxes.

(2) Represents contractual obligations for leasable space and excludes traditional anchor stores.

(3) Rolling twelve month tenant sales for mall stores less than 10,000 square feet; includes one store which was reconfigured to over 10,000 square feet in Q4 2012.

Lease Spread Metrics

The following table summarizes signed leases that were scheduled to commence in 2013 compared to expiring leases for the prior tenant in the same suite.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Average Rent Spread
New Leases(3)	305	941,389	8.4	$77.57	$63.26	$14.31
Renewal Leases	560	1,780,521	4.5	$57.51	$55.23	$2.28
New/Renewal Leases	865	2,721,910	5.9	$64.44	$58.02	$6.43

(1) Represents initial rent or average rent over the term consisting of base minimum rent, common area costs and real estate taxes.

(2) Represents expiring rent at end of lease consisting of base minimum rent, common area costs and real estate taxes.

(3) Represents leases where downtime between the new and previous tenant in the suite was less than nine months.

Results of Operations

Three Months Ended March 31, 2013 and 2012

The following table is a breakout of the components of minimum rents:

	Three Months Ended March, 31
	2013	2012	$ Change	% Change
	(In thousands)
Components of Minimum rents:
Base minimum rents	$404,082	$379,378	$24,704	6.5%
Lease termination income	5,526	3,932	1,594	40.5
Straight-line rent	13,540	15,596	(2,056)	(13.2)
Above- and below-market tenant leases, net	(19,733)	(21,222)	1,489	(7.0)
Total Minimum rents	$403,415	$377,684	$25,731	6.8%

Base minimum rents increased by $24.7 million in the first quarter of 2013 primarily due to increased permanent occupancy from 86.3% as of March 31, 2012 to 88.6% as of March 31, 2013 and increasing in-place rents.

Tenant recoveries increased $12.8 million primarily due to higher recoveries from common area maintenance fees and real estate taxes, including a $5.1 million real estate tax recovery at one operating property as a result of a settlement from a municipality.

Real estate taxes increased $13.6 million due to an $11.1 million real estate tax settlement with a municipality at one operating property during the first quarter of 2013.

Property maintenance costs increased by $3.3 million primarily due to an increase of $2.7 million in costs related to snow removal as a result of higher snowfall in 2013 than 2012.

Depreciation and amortization decreased $11.4 million primarily due to fully depreciated and written off tenant-specific in-place lease intangibles.  This decrease was partially offset by increased building and equipment depreciation of $13.4 million as a result of accelerated depreciation associated with a change in the estimated useful lives at certain operating properties (Note 2).

Interest expense decreased $15.4 million primarily due to the redemption of corporate unsecured bonds during 2012 resulting in interest savings of $17.1 million. These decreases were partially offset by increases in amortization of deferred financing costs of $1.3 million.

Loss on extinguishment of debt of $9.3 million represents fees incurred for the early payoff of debt.  These fees were incurred in 2012 as a result of the early redemption of corporate unsecured bonds for $3.5 million, and the early payoff of mortgage debt at one operating property of $5.8 million.

The Warrant liability adjustment represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability (Note 8).  We incurred expense of $40.5 million for the period from January, 2013 through March 28, 2013, related to the increase in the fair value of the Warrants.  This increase in the fair value of the Warrants was primarily due to an increase in the price of our common stock, and was partially offset by the effect of a decrease in the implied volatility from 33% at December 31, 2012 to 30% at March 28, 2013.  As a result of the amendment discussed in Note 8, the warrants will now be a component of permanent equity and will not be revalued through earnings after March 28, 2013.

We incurred expense of $143.1 million for the three months ended March 31, 2012, related to the increase in the fair value of the Warrants.  This increase in the fair value of the Warrants was primarily due to an increase in the price of our common stock, and was partially offset by the effect of a decrease in the implied volatility from 37% at December 31, 2011 to 30% at March 31, 2012.

The equity in income (loss) of Unconsolidated Real Estate Affiliates increased $7.2 million primarily due to a decrease in interest expense of $3.4 million as a result of refinancing activity at our joint ventures.  We also acquired an additional interest in Aliansce, which resulted in an increase of $1.5 million in income from this joint venture.  The remaining increase was due to growth in property operations across the entire portfolio.

The equity in income (loss) of Unconsolidated Real Estate Affiliates — gain on investment of $3.4 million represents the gain from the dilution of our investment in Aliansce as a result of its secondary equity offering (Note 5).

Discontinued operations for the three months ended March 31, 2013, includes the net income (loss) on two operating properties that were sold during the current year, and is offset by the gain on debt extinguishment related to one property that was sold in a lender directed sale for a sales price less than the carrying value of the debt of $25.9 million.

Liquidity and Capital Resources

Our primary source of cash is from day-to-day ownership and management of the regional malls.  We may also raise cash from refinancings or borrowings under our revolving credit facility.  Our primary uses of cash include payment of operating expenses, working capital, debt service, including principal and interest, reinvestment in or acquisition of properties, redevelopment of properties, tenant allowances and dividends.

Our capital plan is to obtain financial flexibility by lowering our borrowing costs, managing our future maturities, cross collateralizations and corporate guarantees and providing the necessary capital to fund growth.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $564.8 million of consolidated unrestricted cash and $1.0 billion of available credit under our credit facility as of March 31, 2013, as well as anticipated cash provided by operations.

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

During the three months ended March 31, 2013, we executed the following refinancing and capital transactions (at our proportionate share):

•                  issued 10,000,000 shares of 6.375% Preferred Stock, generating proceeds of $250 million;

•                  completed approximately $1.4 billion of secured financings, lowering the average interest rate approximately 150 basis points from 5.09% to 3.61%, lengthening our term-to-maturity, and generating net proceeds of approximately $680 million;

•                  redeemed $91.8 million of 5.375% unsecured corporate bonds due November 26, 2013, and subsequent to March 31, 2013, called for early redemption $608.7 million of 6.75% unsecured corporate bonds on May 1, 2013, which will be funded by excess proceeds from refinancings and available cash on hand; and

•                  sold our interests in two non-core assets totaling approximately 2 million square feet of GLA, which reduced our property level debt by $121.2 million.

As of March 31, 2013, we have $5.0 billion of debt pre-payable at par.  We may pursue opportunities to refinance this debt at lower interest and longer terms.  Our long term goal is to improve our overall net debt to earnings before interest, taxes and depreciation and amortization, or EBITDA, and leverage ratios by improving operations, amortization of debt and refinancing debt at improved terms.

As a result of our financing efforts in 2013, we have reduced the amount of debt due in the next three years from $5.3 billion to $2.5 billion, representing 14.4% of our total debt.  The maximum amount due in any one of the next 10 years is no more than $3.0 billion or approximately 17% of our total debt.

As of March 31, 2013, our proportionate share of total debt aggregated $19.5 billion.  Our total debt consists of our share of consolidated debt of $16.3 billion, of which $15.5 billion is secured and $0.8 billion is corporate unsecured, and $3.2 billion of our share of the secured debt of our Unconsolidated Real Estate Affiliates. Of our proportionate share of total debt, $1.5 billion is recourse to the Company or its subsidiaries due to guarantees or other security provisions for the benefit of the note holder.

Our corporate unsecured debt is comprised of $608.7 million of bonds with a maturity date of November 2015, $206.2 million of Junior Subordinated Notes which are due in 2041 and a $17.8 million note payable to HHC which is due in 2015. We redeemed all of the $91.8 million, 5.375% bonds due November 26, 2013 on February 14, 2013, at the “Make-Whole Price,” as defined in the applicable indenture, which will result in an approximate $3.5 million loss on extinguishment of debt in first quarter 2013.  On April 2, 2013, we called for redemption on May 1, 2013 the $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015, which will result in an early redemption fee of approximately $20.5 million.

The following table illustrates the scheduled balloon payments at maturity for our proportionate share of total debt as of March 31, 2013.  As noted above, the $206.2 million of Junior Subordinated Notes are due in 2041, but we may redeem them any time after April 30, 2011 (Note 6).  As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2017.

	Consolidated(1)	Unconsolidated(1)
2013(2)	$713,275	$28,283
2014	735,101	138,168
2015	693,472	213,735
2016	1,935,462	—
2017	1,539,837	447,710
Subsequent	9,239,971	1,769,697
	$14,857,118	$2,597,593

(1) Excludes $24.5 million of adjustments related to special improvementdistrict liabilities and debt market rate adjustment.

(2) Includes $608.7 million of corporate unsecured bonds repaid in 2013 (Note 16).

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

Default Interest Payment

Pursuant to the Plan, we agreed to pay to the holders of claims (the “2006 Lenders”) under a revolving and term loan facility the principal amount of their claims outstanding of approximately $2.6 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate.  In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders.  We appealed the Bankruptcy Court ruling, and on March 13, 2013, the parties reached a settlement.  In exchange for our dismissal of its appeal, and a payment by us of $97.4 million, the 2006 Lenders waived all claim to attorneys’ fees.

Warrants and Brookfield Investor Ownership

On January 28, 2013, GGPLP acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million.  The Warrants are exercisable into approximately 27 million common shares of the Company at a weighted average exercise price of $9.37 per share, assuming net share settlement.

As a result of the GGPLP/Fairholme/Blackstone transaction mentioned above, the Brookfield Investor is now the sole third party holder of the Company’s remaining outstanding Warrants, which are exercisable into approximately 43 million common shares of the Company at a weighted average exercise price of $9.53 per share, assuming net share settlement.

The Warrants will continue to adjust for dividends paid by the Company.  At maturity we estimate that net share settlement ownership of the Brookfield Investor in us would be 42.7% after considering the transactions above. If the Brookfield Investor held the Warrants to maturity, assuming net share settlement and no other changes other than regular dividend adjustments, they would own approximately 43.3% of the Company.  If the Brookfield Investor held the Warrants to maturity, assuming (a) the stock price increased $10 per share, (b) the Warrants were adjusted for the impact of regular dividends and (c) net share settlement, the Brookfield Investor’s potential ownership would increase to approximately 43.8% of the Company.

On March 28, 2013, we amended the warrant agreement to replace the right of warrant holders to receive cash from the Company under a change of control to the right to, instead, receive shares of the Company, changing the method of settlement.  Effective on March 28, 2013, this amendment results in the classification of the Warrants as a component of permanent equity on our Consolidated Balance Sheets.  Prior to the amendment, the Warrants were classified as a liability and marked to fair value, with changes in fair value recognized in earnings. The following table summarizes the change in fair value of the Warrants:

	Brookfield Investor	Fairholme/Blackstone	Total
December 31, 2012	913,000	575,000	1,488,000
Warrant Expense	(17,500)	58,000	40,500
Purchase of Fairholme/Blackstone	—	(633,000)	(633,000)
Reclass to Equity	(895,500)	—	(895,500)
March 31, 2013	—	—	—

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

Selected Expansions and Redevelopments

Property	Ownership %	GGP’s Total Projected Share of Cost	GGP’s Investment to Date	Expected Return on Investment (1)	Estimated Construction Start	Expected Construction Completion
Ala Moana Center	100%	$572.2	$203.5	9-10%	Under Construction	Q4 2015
Christiana Mall	50%	10.6	0.9	10-11%	Q2 2013	Q4 2014
Fashion Show	100%	38.5	20.3	20%	Under Construction	Q4 2013
Glendale Galleria	50%	51.7	13.0	11-12%	Under Construction	Q4 2013
The Mall in Columbia	100%	23.6	1.3	11-12%	Under Construction	Q2 2014
North Point	100%	9.7	1.6	11-12%	Under Construction	Q4 2013
Oakbrook Center	48%	15.0	4.8	10-11%	Under Construction	Q4 2013
Oakwood Center	100%	15.2	0.4	10-11%	Under Construction	Q4 2013
Pioneer Place	100%	11.3	1.9	18-20%	Under Construction	Q4 2013
The Woodlands	100%	48.3	14.1	7-9%	Under Construction	Q3 2014
Other Projects	N/A	102.4	36.3	8-10%	Under Construction	N/A
		$898.5	$298.1	10-11%

(1)  Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions.  Actual costs may vary.

Capital Expenditures

We have incurred capital expenditures of $25.5 million for the three months ended March 31, 2013 and $19.8 million for the three months ended March 31, 2012, which primarily relate to ordinary capital projects at our operating properties and the implementation of certain information systems at our corporate and regional offices.  In addition, we incurred tenant allowances and capitalized leasing costs for our operating properties of $36.9 million for the three months ended March 31, 2013 and $23.7 million for the three months ended March 31, 2012.

Dividends

Our Board of Directors declared common stock dividends during 2013 and 2012 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2013
May 10	July 16	July 30, 2013	$0.12
February 4	April 16	April 30, 2013	0.12
2012
November 26	December 4	January 4, 2013	0.11
August 1	October 15	October 29, 2012	0.11
May 1	July 16	July 30, 2012	0.10
February 27	April 16	April 30, 2012	0.10

On February 4, 2013, our Board of Directors declared a first quarter common stock dividend of $0.12 per share payable on April 30, 2013, to stockholders of record on April 16, 2013.  The dividend represents a 9% increase (from $0.11 per share) to the dividends paid during 2012.

On May 10, 2013, our Board of Directors declared a second quarter common stock dividend of $0.12 per share of common stock payable on July 30, 2013, to stockholders of record on July 16, 2013.

On May 10, 2013, our Board of Directors declared a second quarter preferred stock dividend of $0.3984 per share of preferred stock payable on July 1, 2013, to stockholders of record on June 14, 2013.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $115.1 million for the three months ended March 31, 2013 and $182.0 million for the three months ended March 31, 2012.  Significant components of net cash provided by operating activities include:

•                  in 2013, a decrease in accounts payable and accrued expenses of $97.4 million pursuant to a settlement with the 2006 Lenders (Note 14);

•                  in 2012, a decrease in accounts payable and accrued expenses of $55.3 million primarily attributable to the payment of accrued incentive compensation, $29.0 million; and

•                  in 2012, a decrease in restricted cash of $27.8 million primarily attributable to the spin-off of Rouse Properties, Inc,  $14.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $43.8 million for the three months ended March 31, 2013 and $17.2 million for the three months ended March 31, 2012:

•                  in 2013, an increase in investments in our Unconsolidated Real Estate Affiliates of $44.3 million;

•                  in 2012 a deposit for the purchase of interests in 11 Sears anchor pads, $27.0 million; and

•                  in 2012, distributions received from our Unconsolidated Real Estate Affiliates in excess of income, $50.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $131.3 million for the three months ended March 31, 2013, and $243.0 million for the three months ended March 31, 2012.  Significant components of net cash used in financing activities include:

•                  in 2013, the purchase of the Fairholme and Blackstone Warrants, $633.2 million (Note 8);

•                  in 2013, proceeds from the issuance of preferred stock, $242.0 million;

•                  in 2013 and 2012, the proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments:  $363.1 million in 2013, and $(142.5) million in 2012; and

•                  in 2012, the prepayment of financing fees for the financing of Ala Moana Center in April 2012, $37.8 million.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated interim financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2013, and there are no accounting pronouncements that have been issued, but not yet adopted, that we believe will have a material impact to our consolidated financial statements.

REIT Requirements

In order to remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of our ordinary taxable income to stockholders.  See Note 7 to the consolidated financial statements for more detail on our ability to remain qualified as a REIT.

Refer also to the critical accounting policies discussed in Note 2.

Non-GAAP Supplemental Financial Measures and Definitions

Net Operating Income (“NOI”) and Company NOI

The Company defines NOI as income from property operations after operating expenses have been deducted, but prior to deducting financing, administrative and income tax expenses.  NOI has been reflected on a proportionate basis (at the Company’s ownership share).  Other REITs may use different methodologies for calculating NOI, and accordingly, the Company’s NOI may not be comparable to other REITs.  Because NOI excludes general and administrative expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, provision for income taxes, discontinued operations, preferred stock dividends, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.

The Company utilizes Company NOI, which is NOI excluding non-cash and certain non-comparable items such as straight-line rent and intangible asset and liability amortization resulting from acquisition accounting.  However, due to the exclusions noted, Company NOI should only be used as an alternative measure of the Company’s financial performance.  We present Company NOI and Company FFO (as defined below), as we believe certain investors and other users of our financial information use them as measures of the Company’s historical operating performance.

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

As with our presentation of Company NOI, the Company utilizes Company FFO, which excludes from FFO certain items that are non-cash and certain non-comparable items such as our Company NOI adjustments, and FFO items such as FFO from discontinued operations from the spin-off of Rouse Properties, Inc, mark-to-market adjustments on debt and gains on the extinguishment of debt, warrant liability adjustment, and interest expense on debt repaid or settled, all as a result of our emergence, acquisition accounting and other capital contribution or restructuring events.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI and FFO as they are financial measures widely used in the REIT industry.  In order to provide a better understanding of the relationship between our non-GAAP financial measures of NOI, Company NOI, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of GAAP operating income to NOI and Company NOI and a reconciliation of net loss attributable to General Growth Properties, Inc. to FFO and Company FFO.  None of our non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to General Growth Properties, Inc. and none are necessarily indicative of cash available to fund cash needs.  In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company’s ownership share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments for the Company as a whole.

The following tables reconcile operating income to NOI and Company NOI (dollars in thousands) for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012

Operating income	$200,361	$165,916

Management fees and other corporate revenues	(15,931)	(16,171)
Property management and other costs	40,355	41,540
General and administrative	10,933	10,510
Depreciation and amortization	195,433	206,789
Noncontrolling interest in NOI of Consolidated Properties and other	(3,502)	(2,424)
NOI of unconsolidated properties	102,219	98,063
Total NOI adjustments	329,507	338,307
Proportionate NOI	529,868	504,223
Company NOI adjustments:
Straight-line rent	(17,513)	(17,794)
Above- and below-market leases amortization, net	24,831	24,050
Real estate tax stabilization agreement	1,578	1,578
Amortization of below-market ground leases	1,384	1,434
Total Company NOI adjustments	10,280	9,268
Company NOI	$540,148	$513,491

The following tables reconcile net loss attributable to common stockholders to FFO and Company FFO for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012

Net loss attributable to General Growth Properties, Inc.	$(11,526)	$(197,615)

Depreciation and amortization of capitalized real estate costs	239,055	253,532
Gains on sales of investment properties	(9,736)	(2,101)
Noncontrolling interests in depreciation of Consolidated Properties	(1,769)	(1,755)
Provision for impairment excluded from FFO of discontinued operations	4,975	10,393
Redeemable noncontrolling interests	(79)	(1,318)
Depreciation and amortization of discontinued operations	450	13,279
Preferred stock dividends	(2,125)	—
Total FFO adjustments	230,771	272,030
Proportionate FFO	219,245	74,415
Company FFO Adjustments:
Straight-line rent	(17,513)	(17,794)
Above- and below-market leases amortization, net	24,831	24,050
Real estate tax stabilization agreement	1,578	1,578
Amortization of below-market ground leases	1,384	1,434
Property management and other costs	(424)	(424)
Preferred unit distributions (1)	—	3,098
Interest expense (2)	7,189	(1,801)
Warrant liability adjustment	40,546	143,112
Provision for income taxes	(340)	840
FFO from discontinued operations	(24,724)	(6,789)
Company FFO	$251,772	$221,719

(1) Distribution of RPI shares to preferred unit holders as a result of the RPI Spin-Off.

(2) Interest expense adjustments include default interest, interest expense relating to extinguished debt, mark-to-market adjustments on debt, write-off of mark-to-market adjustments on extinguished debt, debt extinguishment expenses and losses on extinguished debt.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to, the Company’s ability to refinance, extend, restructure or repay near and intermediate term debt, its indebtedness, its ability to raise capital through equity issuances, asset sales or the incurrence of new debt, retail and credit market conditions, impairments, its liquidity demands, retail and economic conditions. We discuss these and other risks and uncertainties under the heading “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

ITEM 3                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Urban Litigation

In October 2004, certain limited partners (the “Urban Plaintiffs”) of Urban Shopping Centers, L.P. (“Urban”) filed a lawsuit against Urban’s general partner, Head Acquisition, L.P. (“Head”), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head’s general partners (collectively, the “Urban Defendants”), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership.  Discovery is presently underway and the case is currently scheduled for trial on July 8, 2013.  We are not presently able to predict the outcome of this case or estimate a range of loss that may result from this matter.  John Schreiber, one of our directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us.

Default Interest

Pursuant to the Plan, the Company cured and reinstated that certain note (the “Homart Note”) in the original principal amount of $254.0 million between GGP Limited Partnership and The Comptroller of the State of New York as Trustee of the Common Retirement Fund (“CRF”) by payment in cash of accrued interest at the contractual non-default rate.  CRF, however, contended that the Company’s bankruptcy caused the Company to default under the Homart Note and, therefore, post-petition interest accrued under the Homart Note at the contractual default rate was due for the period June 1, 2009 until November 9, 2010.  On June 16, 2011, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) ruled in favor of CRF, and, on June 22, 2011, the Company elected to satisfy the Homart Note in full by paying CRF the outstanding default interest and principal amount on the Homart Note totaling $246.0 million.  As a result of the ruling, the Company incurred and paid $11.7 million of default interest expense during the year ended December 31, 2011. The Company appealed the Bankruptcy Court’s order and reserved its right to recover the payment of default interest.  On March 13, 2013, the parties reached a settlement:  In exchange for the Company’s dismissal of its appeal, CRF waived all claims to attorneys’ fees.

Pursuant to the Plan, the Company agreed to pay to the holders of claims (the “2006 Lenders”) under a revolving and term loan facility (the “2006 Credit Facility”) the principal amount of their claims outstanding of approximately $2.6 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate.  In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders.  The Company appealed the Bankruptcy Court ruling, and on March 13, 2013, the parties reached a settlement.  In exchange for the Company’s dismissal of its appeal, and a payment by the Company of $97.4 million, the 2006 Lenders waived all claim to attorneys’ fees.  The company had accrued $96.1 million as of December 31, 2012.

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Internal Revenue Service has opened an audit for these two taxpayers for 2009 and 2010 with respect to MPC Taxes.  We have accrued $303.6 million as of March 31, 2013 and $303.8 million as of December 31, 2012 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012.  The aggregate liability of $346.8 million represents management’s best estimate of our liability as of March 31, 2013, which will be periodically evaluated in the aggregate.  We do not expect to make any significant payments on the tax indemnification liability within the next 12 months.

ITEM 1A   RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS

10.1*      Amendment to the Warrant Agreement by and between General Growth Properties, Inc., and American Stock Transfer & Trust Company, LLC, dated March 28, 2013 (previously filed as Exhibit 99.1 to the New GGP’s Current Report on Form 8-K dated March 28, 2013, which was previously filed with the SEC on April 3, 2013).

10.2        Fourth Amendment dated April 30, 2013, to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed herewith).

10.3*      Loan Agreement among General Growth Properties, Inc., as Borrower, certain of its subsidiaries, as guarantors, Royal Bank of Canada (using its RBC Capital Markets brand name) and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners, U.S. Bank National Association, as Administrative Agent, and other Lenders party thereto dated April 26, 2013 (previously filed as Exhibit 99.1 to the Current Report on Form 8-K dated April 26, 2013 which was filed with the SEC on May 2, 2013).

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

31.2        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1        Consolidated Financial Information of GGP-TRC, LLC, a subsidiary of General Growth Properties, Inc.

101         The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, has been filed with the SEC on May 10, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2013. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

*              Incorporated by reference to filing by General Growth Properties, Inc. (formerly New GGP, Inc. and referred to as "New GGP") (Commission File No. 1-34948).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: May 10, 2013	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant)

EXHIBIT INDEX

10.1        Amendment to the Warrant Agreement by and between General Growth Properties, Inc., and American Stock Transfer & Trust Company, LLC, dated March 28, 2013 (previously filed as Exhibit 99.1 to the New GGP’s Current Report on Form 8-K dated March 28, 2013, which was previously filed with the SEC on April 3, 2013).

10.2        Fourth Amendment dated April 30, 2013, to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed herewith).

10.3*      Loan Agreement among General Growth Properties, Inc., as Borrower, certain of its subsidiaries, as guarantors, Royal Bank of Canada (using its RBC Capital Markets brand name) and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners, U.S. Bank National Association, as Administrative Agent, and other Lenders party thereto dated April 26, 2013 (previously filed as Exhibit 99.1 to the Current Report on Form 8-K dated April 26, 2013 which was filed with the SEC on May 2, 2013).

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

32.2        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1        Consolidated Financial Information of GGP-TRC, LLC, a subsidiary of General Growth Properties, Inc.

101**    The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10 Q for the quarter ended March 31, 2013, has been filed with the SEC on May 10, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

*              Incorporated by reference to filing by General Growth Properties, Inc. (formerly New GGP, Inc. and referred to as "New GGP") (Commission File No. 1-34948).

**           Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.