Form 10-Q
period 2013-06-30
General Growth Properties, Inc.
filed 2013-08-07
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on August 2, 2013 was 966,951,246.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2013	2012
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$4,264,410	$4,278,471
Buildings and equipment	17,937,639	18,806,858
Less accumulated depreciation	(1,596,485)	(1,440,301)
Construction in progress	336,388	376,529
Net property and equipment	20,941,952	22,021,557
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,963,892	2,865,871
Net investment in real estate	23,905,844	24,887,428
Cash and cash equivalents	704,918	624,815
Accounts and notes receivable, net	254,050	260,860
Deferred expenses, net	188,314	179,837
Prepaid expenses and other assets	1,091,310	1,329,465
Total assets	$26,144,436	$27,282,405

Liabilities:
Mortgages, notes and loans payable	$15,463,928	$15,966,866
Investment in and loans to/from Unconsolidated Real Estate Affiliates	16,387	—
Accounts payable and accrued expenses	951,849	1,212,231
Dividend payable	119,742	103,749
Deferred tax liabilities	27,064	28,174
Tax indemnification liability	303,586	303,750
Junior Subordinated Notes	206,200	206,200
Warrant liability	—	1,488,196
Total liabilities	17,088,756	19,309,166

Redeemable noncontrolling interests:
Preferred	136,087	136,008
Common	127,509	132,211
Total redeemable noncontrolling interests	263,596	268,219

Commitments and Contingencies	—	—

Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 966,909,593 issued, 939,450,398 outstanding as of June 30, 2013, and 939,049,318 shares issued and outstanding as of December 31, 2012	9,395	9,392
Preferred Stock: 500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of June 30, 2013 and none issued and outstanding as of December 31, 2012	242,042	—
Additional paid-in capital	11,361,262	10,432,447
Retained earnings (accumulated deficit)	(2,766,551)	(2,732,787)
Accumulated other comprehensive loss	(137,010)	(87,354)
Total stockholders’ equity	8,709,138	7,621,698
Noncontrolling interests in consolidated real estate affiliates	82,946	83,322
Total equity	8,792,084	7,705,020
Total liabilities and equity	$26,144,436	$27,282,405

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$394,047	$382,336	$797,357	$759,921
Tenant recoveries	178,651	176,194	366,355	351,059
Overage rents	6,415	8,099	17,894	21,184
Management fees and other corporate revenues	17,307	21,652	33,239	37,823
Other	16,809	18,174	36,077	32,971
Total revenues	613,229	606,455	1,250,922	1,202,958
Expenses:
Real estate taxes	55,730	56,995	124,984	112,656
Property maintenance costs	15,425	18,692	39,246	39,216
Marketing	5,762	7,234	12,281	13,972
Other property operating costs	87,685	92,808	176,935	179,461
Provision for (recovery of) doubtful accounts	766	(709)	2,556	1,458
Property management and other costs	41,568	38,698	81,923	80,238
General and administrative	13,124	11,046	24,057	21,556
Depreciation and amortization	191,327	188,193	386,755	394,977
Total expenses	411,387	412,957	848,737	843,534
Operating income	201,842	193,498	402,185	359,424

Interest income	429	875	1,149	1,536
Interest expense	(193,274)	(183,311)	(388,657)	(394,066)
Warrant liability adjustment	—	(146,588)	(40,546)	(289,700)
Gains from changes in control of investment properties	219,784	18,547	219,784	18,547
Loss on extinguishment of debt	(27,159)	—	(36,478)	—
Income (loss) before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	201,622	(116,979)	157,437	(304,259)
Provision for income taxes	(1,382)	(1,709)	(1,523)	(3,104)
Equity in income of Unconsolidated Real Estate Affiliates	13,987	11,843	27,181	17,795
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	—	—	3,448	—
Income (loss) from continuing operations	214,227	(106,845)	186,543	(289,568)
Discontinued operations:
(Loss) income from discontinued operations, including gains (losses) on dispositions	(304)	499	(7,252)	(11,023)
(Loss) gain on extinguishment of debt	—	—	25,894	—
Discontinued operations, net	(304)	499	18,642	(11,023)
Net income (loss)	213,923	(106,346)	205,185	(300,591)
Allocation to noncontrolling interests	(4,548)	(1,590)	(7,336)	(4,957)
Net income (loss) attributable to General Growth Properties, Inc.	209,375	(107,936)	197,849	(305,548)
Preferred Stock dividends	(3,984)	—	(6,109)	—
Net income (loss) attributable to common stockholders	$205,391	$(107,936)	$191,740	$(305,548)

Basic Earnings (Loss) Per Share:
Continuing operations	$0.22	$(0.12)	$0.18	$(0.32)
Discontinued operations	—	—	0.02	(0.01)
Total basic earnings (loss) per share	$0.22	$(0.12)	$0.20	$(0.33)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.21	$(0.12)	$0.18	$(0.32)
Discontinued operations	—	—	0.02	(0.01)
Total diluted earnings (loss) per share	$0.21	$(0.12)	$0.20	$(0.33)
Dividends declared per share	$0.12	$0.10	$0.24	$0.20

Comprehensive Income (Loss), Net:
Net income (loss)	$213,923	$(106,346)	$205,185	$(300,591)
Other comprehensive loss:
Foreign currency translation	(60,575)	(47,919)	(50,927)	(34,360)
Unrealized gains on available-for-sale securities	682	58	931	110
Other comprehensive loss:	(59,893)	(47,861)	(49,996)	(34,250)
Comprehensive income (loss)	154,030	(154,207)	155,189	(334,841)
Comprehensive loss allocated to noncontrolling interests	(4,154)	(1,255)	(6,996)	(4,719)
Comprehensive income (loss) attributable to General Growth Properties, Inc.	149,876	(155,462)	148,193	(339,560)
Preferred stock dividends	(3,984)	—	(6,109)	—
Comprehensive income (loss), net, attributable to common stockholders	$145,892	$(155,462)	$142,084	$(339,560)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

				Retained		Noncontrolling
			Additional	Earnings	Accumulated Other	Interests in
	Common	Preferred	Paid-In	(Accumulated	Comprehensive	Consolidated Real	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	Estate Affiliates	Equity
	(Dollars in thousands, except share and per share amounts)

Balance at January 1, 2012	$9,353	$—	$10,405,318	$(1,883,569)	$(47,773)	$96,016	$8,579,345

Net loss				(305,548)		(662)	(306,210)
Distributions to noncontrolling interests in consolidated
Real Estate Affiliates						(6,484)	(6,484)
Restricted stock grants, net of forfeitures (22,397 common shares)	—		4,281				4,281
Employee stock purchase program (99,533 common shares)	1		1,606				1,607
Stock option grants, net of forfeitures (11,235 common shares)	—		740				740
Cash dividends reinvested (DRIP) in stock (2,582,327 common shares)	26		38,678				38,704
Other comprehensive loss					(34,012)		(34,012)
Cash distributions declared ($0.20 per share)				(187,555)			(187,555)
Fair value adjustment for noncontrolling interest in Operating Partnership			(28,955)				(28,955)
Dividend for RPI Spin-off				26,044			26,044

Balance at June 30, 2012	$9,380	$—	$10,421,668	$(2,350,628)	$(81,785)	$88,870	$8,087,505

Balance at January 1, 2013	$9,392	$—	$10,432,447	$(2,732,787)	$(87,354)	$83,322	$7,705,020

Net income				197,849		1,270	199,119
Issuance of Preferred Stock, net of issuance costs		242,042	—				242,042
Distributions to noncontrolling interests in consolidated
Real Estate Affiliates						(1,646)	(1,646)
Restricted stock grants, net of forfeitures (11,818 common shares)	—		4,766				4,766
Employee stock purchase program (84,774 common shares)	—		1,670				1,670
Stock option grants, net of forfeitures (290,438 common shares)	3		27,162				27,165
Cash dividends reinvested (DRIP) in stock (14,050 common shares)	—		293				293
Other comprehensive loss					(49,656)		(49,656)
Cash distributions declared ($0.24 per share)				(225,504)			(225,504)
Cash distributions on Preferred Stock				(6,109)			(6,109)
Cash redemptions for common units in excess of carrying value			(1,428)				(1,428)
Fair value adjustment for noncontrolling interest in Operating Partnership			839				839
Common stock warrants			895,513				895,513

Balance at June 30, 2013	$9,395	$242,042	$11,361,262	$(2,766,551)	$(137,010)	$82,946	$8,792,084

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Cash Flows provided by (used in) Operating Activities:
Net income (loss)	$205,185	$(300,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(27,181)	(17,795)
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	(3,448)	—
Distributions received from Unconsolidated Real Estate Affiliates	30,238	13,073
Provision for doubtful accounts	2,587	1,983
Depreciation and amortization	387,230	411,645
Amortization/write-off of deferred finance costs	4,291	2,026
Accretion/write-off of debt market rate adjustments	5,445	(29,489)
Amortization of intangibles other than in-place leases	40,858	60,037
Straight-line rent amortization	(25,207)	(32,435)
Deferred income taxes	(1,682)	—
Loss on dispositions	765	175
Gains from changes in control of investment properties	(219,784)	(18,547)
Gain on extinguishment of debt	(25,894)	(9,911)
Provisions for impairment	4,975	20,301
Warrant liability adjustment	40,546	289,700
Net changes:
Accounts and notes receivable	14,122	33,770
Prepaid expenses and other assets	7,406	20,811
Deferred expenses	(30,471)	(23,772)
Restricted cash	3,377	35,285
Accounts payable and accrued expenses	(110,512)	(75,097)
Other, net	11,046	285
Net cash provided by operating activities	313,892	381,454

Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(63,313)	(350,663)
Development of real estate and property improvements	(175,667)	(158,613)
Proceeds from sales of investment properties	419,976	12,324
Contributions to Unconsolidated Real Estate Affiliates	(58,607)	(56,602)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	101,434	213,213
Decrease in restricted cash	4,632	6,799
Net cash provided by (used in) investing activities	228,455	(333,542)

Cash Flows provided by (used in) Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	3,662,622	2,560,920
Principal payments on mortgages, notes and loans payable	(3,532,036)	(2,517,843)
Prepayment of financing costs	—	(42,147)
Refund of financing fees	—	35,105
Deferred finance costs	(8,864)	(14,937)
Net proceeds from issuance of Preferred Stock	242,042	—
Purchase of Warrants	(633,229)	—
Distributions to noncontrolling interests in consolidated real estate affiliates	(1,646)	—
Cash distributions paid to common stockholders	(216,004)	(187,291)
Cash distributions reinvested (DRIP) in common stock	293	38,704
Cash distributions paid to preferred stockholders	(2,125)	—
Cash distributions paid to holders of common units	(4,756)	—
Other, net	31,459	3,899
Net cash used in financing activities	(462,244)	(123,590)

Net change in cash and cash equivalents	80,103	(75,678)
Cash and cash equivalents at beginning of period	624,815	572,872
Cash and cash equivalents at end of period	$704,918	$497,194

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$485,407	$431,552
Interest capitalized	3,878	318
Income taxes paid	4,601	536
Accrued capital expenditures included in accounts payable and accrued expenses	68,627	83,569
Non-Cash Transactions:
Notes receivable related to property sale	—	17,000
Gain on investment in Unconsolidated Real Estate Affiliates	3,448	—
Amendment of warrant agreement	895,513	—
Rouse Properties, Inc. Dividend:
Non-cash dividend for RPI Spin-off	—	(26,044)
Non-Cash Distribution of RPI Spin-off:
Assets	—	1,554,486
Liabilities and equity	—	(1,554,486)
Non-Cash Sale of Property to RPI:
Assets		63,672
Liabilities and equity		(63,672)
Non-Cash Acquisition of The Oaks and Westroads
Assets	—	218,071
Liabilities and equity	—	(218,071)
Non-Cash Sale of Regional Mall
Assets	71,881	—
Mortgage debt forgiven or assumed by acquirer	(91,293)	—
Other liabilities and equity	19,412	—
Non-Cash Acquisition of Quail Springs - Refer to Note 3

Non-Cash Sale of The Grand Canal Shoppes and The Shoppes at The Palazzo:
Assets	544,435	—
Liabilities and equity	(544,435)	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

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

GGP, through its subsidiaries and affiliates, operates, manages and selectively re-develops regional mall properties, which are predominantly located throughout the United States.  GGP also owns assets in Brazil through investments in Unconsolidated Real Estate Affiliates (as defined below).  As of June 30, 2013, our portfolio was comprised of 123 regional malls in the United States and 18 malls in Brazil comprising approximately 134 million square feet of gross leasable area (“GLA”).  On July 29, 2013 we entered into agreements to sell our interest in one Unconsolidated Real Estate Affiliate that owns 17 of our 18 malls in Brazil.  Refer to Note 17.  In addition to regional malls, as of June 30, 2013, we owned nine strip/other retail centers totaling 4.0 million square feet, primarily in the Western region of the United States, as well as seven stand-alone office buildings totaling 0.9 million square feet, concentrated in Columbia, Maryland.

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”).   GGPLP owns an interest in the properties that are part of the consolidated financial statements of GGP.  As of June 30, 2013, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnership.

The Operating Partnership also has preferred units of limited partnership interest (the “Preferred Units”) outstanding.  The terms of the Preferred Units provide that the Preferred Units are convertible into Common Units which then are redeemable for cash or, at our option, shares of GGP common stock (Note 10).

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through General Growth Management, Inc. (“GGMI”) and General Growth Services, Inc. (“GGSI”).  GGMI and GGSI are taxable REIT subsidiaries (“TRS”s), which provide management, leasing, and other services for our Unconsolidated Real Estate Affiliates (defined below).  GGMI and GGSI provide various services, including business development, tenant coordination, marketing, and strategic partnership services at all of our Consolidated Properties.  GGSI also serves as a contractor to GGMI for these services.

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

(Dollars in thousands, except share and per share amounts)

(Unaudited)

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

Reclassifications

Certain prior period amounts included in the Consolidated Statements of Operations and Comprehensive Income (Loss) and related footnotes associated with properties we have disposed of have been reclassified to discontinued operations for all periods presented.  Also, we have separately presented certain amounts within our Consolidated Statements of Cash Flows which were previously combined in the line Acquisition/development of real estate and property additions/developments.  The $509.3 million originally presented has been reclassified as Acquisition of real estate and property additions for $350.7 million, and Development of real estate and property improvements for $158.6 million, to conform to the current year presentation.

Properties

Real estate assets are stated at cost less any provisions for impairments.  Expenditures for significant betterments and improvements are capitalized.  Maintenance and repairs are charged to expense when incurred.  Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized.  Real estate taxes, interest costs, and internal costs associated with leasing and development overhead incurred during construction periods are capitalized.  Capitalization is based on qualified expenditures and interest rates.  Capitalized real estate taxes, interest costs, and internal costs associated with leasing and development overhead are amortized over lives which are consistent with the related assets.

Pre-development costs, which generally include legal and professional fees and other third-party costs directly related to the construction assets, are capitalized as part of the property being developed.  In the event a development is no longer deemed to be probable, the capitalized costs are expensed (see also our impairment policies in this note below).

The estimated useful lives of our properties are determined so as to allocate as equitably as possible the depreciation or amortization expense for which services are to be obtained from the use of each property.  We periodically review the estimated useful lives of our properties.  In connection with our recent review, we identified certain properties where we determined the estimated useful lives should be shortened based upon our current assessment.  Therefore, we have prospectively reduced the remaining useful lives to reflect the life over which we expect to obtain services from the use of each of these properties.  The estimated useful lives for these properties now range from 10-30 years.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

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

Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where we are either the lessor or the lessee. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below market renewal options for which exercise of the renewal option appears to be reasonably assured.  The remaining term of leases with renewal options at terms significantly below market reflect the assumed exercise of such below market renewal options and assume the amortization period would coincide with the extended lease term.

No significant value has been ascribed to tenant relationships.

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of June 30, 2013
Tenant leases:
In-place value	$816,025	$(380,826)	$435,199

As of December 31, 2012
Tenant leases:
In-place value	$972,495	$(423,492)	$549,003

The above-market tenant leases and below-market ground leases are included in Prepaid expenses and other assets (Note 13); the below-market tenant leases, above-market ground leases and above-market building lease are included in Accounts payable and accrued expenses (Note 14) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, had the following effects on our Loss from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization/accretion effect on continuing operations	$(58,134)	$(84,641)	$(128,140)	$(181,109)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Future amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, is estimated to decrease results from continuing operations as follows:

Year	Amount
2013 Remaining	$104,594
2014	177,212
2015	144,963
2016	113,033
2017	84,161

Management Fees and Other Corporate Revenues

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates.  Management fees are reported at 100% of the revenue earned from the joint venture in management fees and other corporate revenues on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Operations and Comprehensive Income (Loss) and in Property management and other costs in the Condensed Combined Statements of Income in Note 6.  The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Management fees from affiliates	$17,281	$21,202	$33,139	$36,880
Management fee expense	(6,146)	(5,556)	(12,117)	(11,679)
Net management fees from affiliates	$11,135	$15,646	$21,022	$25,201

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

(Dollars in thousands, except share and per share amounts)

(Unaudited)

properties when assessing recoverability.  If we cannot recover the carrying value of these properties within the planned holding period, we will estimate the fair values of the assets and record impairment charges for properties when the estimated fair value is less than their carrying value.

There were no provisions for impairment for the three months ended June 30, 2013 and 2012, included in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended June 30, 2013, we recorded $5.0 million of impairment charges in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss), which was incurred as a result of the sale of two operating properties.  One of the operating properties was previously transferred to a special servicer, and was sold in a lender-directed sale in full satisfaction of the related debt.  This resulted in the recognition of a gain on extinguishment of debt of $25.9 million (Note 4).  The other operating property related to a regional mall where the sales price of the property was lower than its carrying value. During the six months ended June 30, 2012, we recorded $10.4 million of impairment charges in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) related to the disposal of two operating properties.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount.  Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and six months ended June 30, 2013 and 2012.

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

The impairment section above includes a discussion of all impairments recognized during the six months ended June 30, 2013 and 2012 that were based on Level 2 inputs.  Note 5 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs.   Note 9 includes a discussion of our outstanding warrant liability which was previously measured at fair value using Level 3 inputs.  Note 10 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

NOTE 3                         ACQUISITIONS AND JOINT VENTURE ACTIVITY

On June 28, 2013, we acquired the 50% interest in Quail Springs Mall, previously held by our joint venture partner, for total consideration of $90.2 million, which included $55.5 million of cash and the assumption of the remaining 50% of debt.  The joint venture property was previously recorded under the equity method of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

accounting and is now consolidated.  The acquisition resulted in a remeasurement of the net assets acquired to fair value.  We recorded Gains from changes in control of investment properties in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013, since the fair value of the net assets acquired was greater than our investment in the Unconsolidated Real Estate Affiliate and the cash paid to acquire our joint venture partner’s interest.  The table below summarizes the gain calculation:

Total fair value of net assets acquired	$110,893
Previous investment in Quail Springs Mall	(35,610)
Cash paid to acquire our joint venture partner’s interest	(55,507)
Gain from change in control of investment properties	$19,776

The following table summarizes the preliminary allocation of the purchase price to the net assets acquired at the date of acquisition.  These allocations were based on the relative fair values of the assets acquired and liabilities assumed.  The preliminary allocation was based upon estimates and assumptions that will be updated once our valuation is finalized (a period that is generally not to exceed one year from the acquisition date).

Investment in real estate	$184,899
Fair value of debt	(77,204)
Net working capital	3,198
Net assets acquired	$110,893

On May 16, 2013, we formed a joint venture with TIAA-CREF Global Investments, LLC (“TIAACREF”) that holds 100% of The Grand Canal Shoppes and The Shoppes at The Palazzo.  We received $411.5 million in cash, net of debt assumed, and TIAACREF received a 49.9% economic interest in the joint venture.  We recorded Gains from changes in control of investment properties of $200.0 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013, as a result of this transaction.  We are the general partner, however we account for the joint venture under the equity method of accounting because we share control over major decisions with TIAACREF and TIAACREF has substantive participating rights.  The following table reflects the Gains from changes in control of investment properties recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash received from joint venture partner	$411,476
Proportionate share of previous investment in The Grand Canal Shoppes and The Shoppes at The Palazzo	(211,468)
Gain from change in control of investment properties	$200,008

On April 5, 2012, we acquired the remaining 49% interest in The Oaks and Westroads, previously held by our joint venture partner for total consideration of $191.1 million, which included $98.3 million of cash and the assumption of the remaining 49% of debt and net working capital.  The joint venture properties were previously recorded under the equity method of accounting and are now consolidated.  The acquisition resulted in a remeasurement of the net assets acquired to fair value.  We recorded Gains from changes in control of investment properties of $18.5 million, since the fair value of the net assets acquired was greater than our investment in the Unconsolidated Real Estate Affiliate and the cash paid to acquire the joint venture partner’s interest.

NOTE 4                         DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

All of our dispositions, for all periods presented, are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) and are summarized in the table below.  Gains on disposition and gains on debt extinguishment are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the property is disposed.

During the six months ended June 30, 2013, we sold our interests in three non-core assets totaling approximately 2 million square feet of GLA, which reduced our property level debt by $121.2 million. One property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt.  This resulted in a gain on extinguishment of debt of $25.9 million.

During the six months ended June 30, 2012, we sold our interests in four non-core assets totaling approximately one million square feet of GLA, which reduced our property level debt by $71.9 million.

During the six months ended June 30, 2012, we completed the spin-off of RPI, a 30-mall portfolio totaling approximately 21 million square feet.  The RPI Spin-off was accomplished through a special dividend of the common stock of RPI to holders of GGP common stock as of December 30, 2011.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes the operations of the properties included in discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Retail and other revenue	$334	$19,108	$1,514	$55,458
Total revenues	334	19,108	1,514	55,458
Retail and other operating expenses	181	12,884	1,489	40,705
Provisions for impairment and other gains	—	—	4,975	10,393
Total expenses	181	12,884	6,464	51,098
Operating income (loss)	153	6,224	(4,950)	4,360
Interest expense, net	(15)	(5,571)	(1,536)	(15,185)
Gain on debt extinguishment	—	—	25,894	—
Net income (loss) from operations	138	653	19,408	(10,825)
Provision for income taxes	—	(7)	—	(23)
Losses on dispositions	(442)	(147)	(766)	(175)
Net (loss) income from discontinued operations	$(304)	$499	$18,642	$(11,023)

NOTE 5                         FAIR VALUE

Fair Value of Operating Properties

We estimate fair value relating to impairment assessments based upon discounted cash flow and direct capitalization models that include all projected cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable.  Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed.  Based upon these inputs, we determined that our valuations of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy.  For our properties for which the estimated fair value was based on negotiated sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy.  As of June 30, 2013, and December 31, 2012, we carried all of our operating properties at their historical cost, less accumulated depreciation.

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
Fixed-rate debt	$13,963,928	$14,289,526	$14,954,601	$16,190,518
Variable-rate debt	1,500,000	$1,537,386	1,012,265	1,040,687
	$15,463,928	$15,826,912	$15,966,866	$17,231,205

(1) Includes market rate adjustments.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of June 30, 2013 and December 31, 2012.  We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

NOTE 6                         UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for all of our Unconsolidated Real Estate Affiliates, including our investment in Aliansce Shopping Centers, S.A. (“Aliansce”).

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$1,075,440	$960,335
Buildings and equipment	9,268,026	7,658,965
Less accumulated depreciation	(2,225,207)	(2,080,361)
Construction in progress	183,047	173,419
Net property and equipment	8,301,306	6,712,358
Investments in unconsolidated joint ventures	476,986	1,201,044
Net investment in real estate	8,778,292	7,913,402
Cash and cash equivalents	352,138	485,387
Accounts and notes receivable, net	163,466	167,548
Deferred expenses, net	243,017	298,050
Prepaid expenses and other assets	245,406	140,229
Total assets	$9,782,319	$9,004,616

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$7,057,743	$6,463,377
Accounts payable, accrued expenses and other liabilities	432,270	509,064
Cumulative effect of foreign currency translation (“CFCT”)	(199,123)	(158,195)
Owners’ equity, excluding CFCT	2,491,429	2,190,370
Total liabilities and owners’ equity	$9,782,319	$9,004,616

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,292,306	$2,032,175
Less: joint venture partners’ equity	(1,259,224)	(1,105,457)
Plus: excess investment/basis differences*	1,914,423	1,939,153
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,947,505	$2,865,871

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$2,963,892	$2,865,871
Liability - Investment in and loans to/from Unconsolidated Real Estate Affiliates	(16,387)	—
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,947,505	$2,865,871

*Includes gain on investment in Aliansce of $3.4 million.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$215,471	$190,743	$414,988	$384,977
Tenant recoveries	83,159	73,364	159,288	150,292
Overage rents	5,828	4,628	13,670	10,955
Management and other fees(1)	3,992	7,284	8,908	12,142
Other	10,495	9,568	31,777	32,387
Total revenues	318,945	285,587	628,631	590,753

Expenses:
Real estate taxes	26,094	23,645	51,609	47,931
Property maintenance costs	7,638	8,715	16,261	18,814
Marketing	3,388	3,428	6,529	6,814
Other property operating costs	49,309	31,443	92,747	78,329
Provision for doubtful accounts	492	81	2,025	768
Property management and other costs(2)	12,686	12,035	25,124	24,725
General and administrative(1)	6,527	9,501	16,794	20,097
Depreciation and amortization	74,244	66,650	147,429	138,787
Total expenses	180,378	155,498	358,518	336,265
Operating income	138,567	130,089	270,113	254,488

Interest income	4,027	3,490	7,790	5,714
Interest expense	(96,173)	(87,385)	(185,038)	(168,818)
Provision for income taxes	(132)	(232)	(288)	(451)
Equity in income of unconsolidated joint ventures	14,829	11,120	29,185	17,914
Income from continuing operations	61,118	57,082	121,762	108,847
Discontinued operations	—	(14)	—	(941)
Allocation to noncontrolling interests	(1,058)	(839)	207	(732)
Net income attributable to the ventures	$60,060	$56,229	$121,969	$107,174

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$60,060	$56,229	$121,969	$107,174
Joint venture partners’ share of income	(33,082)	(33,860)	(67,741)	(64,954)
Amortization of capital or basis differences	(12,991)	(10,526)	(27,047)	(24,425)
Equity in income of Unconsolidated Real Estate Affiliates	$13,987	$11,843	$27,181	$17,795

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

On May 16, 2013, we formed a joint venture with TIAACREF (Note 3).  This transaction brings our ownership interest in The Grand Canal Shoppes and the Shoppes at the Palazzo to 50.1%.  We are the general partner, however we account for the joint venture under the equity method of accounting because we share control over major decisions with TIAACREF and TIAACREF has substantive participating rights.

On June 28, 2013, we acquired the 50% interest in Quail Springs Mall previously held by our joint venture partner (Note 3).  This transaction brings our ownership interest in the mall to 100%.  As such, we began accounting for the property as a consolidated property as of June 28, 2013.

Aliansce Shopping Centers S.A.

On December 13, 2012, as a result of a secondary public offering of Aliansce’s common shares in Brazil, our ownership interest was reduced from 45.5% to 40.5%.  As a result of the reduction, we recorded a gain of $23.4 million on our investment in Aliansce during the year ended December 31, 2012.  The underwriters were provided an over-allotment option to the secondary offering, which allowed for the purchase of an additional 15% of shares within 30 days.  The additional 15% of over-allotted shares were issued on January 14, 2013, and our ownership interest was further diluted to 40.0%.  As a result of the dilution from the over-allotment, we recorded a gain of $3.4 million on our investment in Aliansce for the six months ended June 30, 2013.

As of June 30, 2013, we held a 40.0% non-controlling ownership interest in Aliansce, as well as, a 35% non-controlling interest in a large regional mall, Shopping Leblon, in Rio de Janeiro (Brazil). The ownership interests in Aliansce and Shopping Leblon are accounted for under the equity method. Our investment in

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Aliansce is an ownership interest in approximately 64,000,000 shares of the public real estate operating company. On July 29, 2013, we entered into agreements to sell our interest in Aliansce.  Refer to Note 17.

Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $3.4 billion as of June 30, 2013 and $3.1 billion as of December 31, 2012, including Retained Debt (as defined below).  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our proportionate share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our proportionate share of the non-recourse mortgage indebtedness.  The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We had retained debt of $91.2 million at one property as of June 30, 2013, and $91.8 million as of December 31, 2012.  We are obligated to contribute funds on an ongoing basis to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in them, could be reduced to the extent of such deficiencies.  As of June 30, 2013, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 7        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	June 30,	Weighted-Average	December 31,	Weighted-Average
	2013(1)	Interest Rate(2)	2012(3)	Interest Rate(2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$13,948,140	4.67%	$14,225,011	4.88%
Corporate and other unsecured loans	15,788	4.41%	729,590	6.51%

Total fixed-rate debt	13,963,928	4.67%	14,954,601	4.96%

Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,500,000	2.75%	1,012,265	3.42%

Total Mortgages, notes and loans payable	$15,463,928	4.48%	$15,966,866	4.86%

Variable-rate debt:
Junior Subordinated Notes	$206,200	1.73%	$206,200	1.76%

(1) Includes ($5.0) million of debt market rate adjustments.

(2) Represents the weighted-average interest rates on our principal balances, excluding the effects of deferred finance costs.

(3) Includes ($23.3) million of debt market rate adjustments.

(4) Corporate loan secured by cross-collateralized mortgages on 16 properties.

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2013, $19.3 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.8 billion of debt, are cross-collateralized with other properties.  Although a majority of the $15.4 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.6 billion of such mortgages, notes and loans payable are recourse to the Company.  In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the six months ended June 30, 2013, we refinanced consolidated mortgage notes totaling $3.3 billion related to 25 properties with net proceeds of $959.8 million.  The prior loans had a weighted-average term-to-maturity of 2.6 years, and a weighted-average interest rate of 4.7%.  The new loans have a weighted-average term-to-maturity of 7.9 years, and a weighted-average interest rate of 3.2%.

$1.5 billion of the refinanced debt relates to a corporate loan secured by cross-collateralized mortgages on 16 properties with a weighted-average interest rate of LIBOR + 2.50% and a term-to-maturity of 3.0 years (with 2 one-year options).  The prior loans were secured by 16 properties and had a weighted-average interest rate of 3.98% and a term to maturity of 3.3 years.  We expensed financing fees of $6.6 million associated with this loan in Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss), and we capitalized $9.5 million as deferred financing costs within Deferred expenses on our Consolidated Balance Sheets.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Unsecured Loans

During the six months ended June 30, 2013, we paid down $700.5 million of corporate unsecured bonds.  We have certain unsecured debt obligations, the terms of which are described below:

	June 30,	Weighted-Average	December 31,	Weighted-Average
	2013(2)	Interest Rate	2012 (3)	Interest Rate
Unsecured fixed-rate debt:
Unsecured Corporate Bonds - 2010 Indenture	$—	—	$608,688	6.75%
HHC Note(1)	16,297	4.41%	19,347	4.41%
Unsecured Corporate Bonds - 1995 Indenture	—	—	91,786	5.38%

Total unsecured fixed-rate debt	$16,297	4.41%	$719,821	6.51%

(1) Matures in December 2015.

(2) Excludes a market rate discount of $0.5 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets.  The market rate discount amortizes as an addition to interest expense over the life of the loan.

(3) Excludes a net market rate premium of $9.8 million that increases the total amount that appears outstanding in our Consolidated Balance Sheets.  The market rate premium amortizes as a reduction to interest expense over the life of the respective loan.

On February 14, 2013, the Company redeemed the $91.8 million of 5.38% unsecured corporate bonds due November 26, 2013.  The bonds were redeemed in cash at the “Make-Whole Price”, as defined in the applicable indenture, plus accrued and unpaid interest up to, but excluding, the redemption date. We incurred debt extinguishment costs of $3.5 million in connection with the redemption, which is recorded within Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss).

On May 1, 2013, the Company redeemed the $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015.  The bonds were redeemed in cash at the “Make-Whole Price”, as defined in the applicable indenture, plus accrued and unpaid interest up to, but excluding, the redemption date.  We incurred debt extinguishment costs of $20.5 million in connection with the redemption, which is recorded within Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The unsecured corporate bonds had covenants, including ratios of secured debt to gross assets and total debt to gross assets, that governed our ability to incur debt for certain assets.  As a result of the redemptions of the unsecured corporate bonds, the Company and related assets are no longer subject to the unsecured corporate bonds’ covenants.

Our revolving credit facility (the “Facility”) provides for revolving loans of up to $1.00 billion.  The Facility has an uncommitted accordion feature for a total facility of up to $1.25 billion.  The Facility is scheduled to mature in April 2016 and is guaranteed by certain of our subsidiaries and secured by (i) a first-lien on the capital stock of certain of our subsidiaries and (ii) various additional collateral.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 200 to 275 basis points which is determined by the Company’s leverage level.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt to value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of June 30, 2013.  No amounts are outstanding on the Facility as of June 30, 2013.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006.  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

GGPLP due 2041.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  We have recorded our Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $22.3 million as of June 30, 2013 and $21.7 million as of December 31, 2012. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2013 with the exception of one property transferred to a special servicer.

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

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will change from those recorded at June 30, 2013, although such change is not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

NOTE 9        WARRANTS

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

(Dollars in thousands, except share and per share amounts)

(Unaudited)

		Initial
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

The exercise prices of the Warrants are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events.  In accordance with the agreement, these calculations adjust both the exercise price and the number of shares issuable for the 120,000,000 Warrants that were initially issued to the Plan Sponsors.  During 2012 and 2013, the number of shares issuable upon exercise of the outstanding Warrants changed as follows:

		Exercise Price
Record Date	Issuable Shares (1)	Brookfield Investor and Blackstone - B (2)	Fairholme, Pershing Square and Blackstone - A (2) (3)
April 16, 2012	132,372,000	9.75	9.52
July 16, 2012	133,116,000	9.69	9.47
October 15, 2012	133,884,000	9.64	9.41
December 14, 2012	134,640,000	9.58	9.36
April 16, 2013	83,443,178	9.53	9.30

(1) Issuable shares as of April 16, 2013 exlcude the Fairholme and Blackstone A and B warrants purchased by GGPLP.

(2) On January 28, 2013, the Fairholme and Blackstone A and B warrants were purchased by GGPLP.

(3) On December 31, 2012, the Pershing Square warrants were purchased by the Brookfield Investor.

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

On January 28, 2013, GGPLP acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million.  At the time of purchase, the GGPLP Warrants were exercisable into approximately 27 million common shares of the Company at a weighted average exercise price of approximately $9.37 per share, assuming net share settlement.  On March 26, 2013, GGPLP exercised their warrants and were issued approximately 27.5 million shares of GGP’s common stock, under net share settlement (See Note 11 for further discussion).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

As a result of the transactions occurring on December 31, 2012, and January 28, 2013, the Brookfield Investor is now the sole third party owner of the Warrants.  Brookfield Investor has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 65,000,000 shares of common stock) or net share settle.   The remaining 16,430,000 Warrants held by Brookfield Investor must be net share settled.  As of June 30, 2013, Brookfield Investor’s Warrants are exercisable into approximately 44 million common shares of the Company, at a weighted-average exercise price of approximately $9.48 per share.  Due to their ownership of the Warrants, Brookfield Investor’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

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

The following table summarizes the change in fair value of the Warrants which is measured on a recurring basis using Level 3 inputs:

	Six Months Ended June 30,
	2013	2012
Balance as of January 1,	$1,488,196	$985,962
Warrant liability adjustment	40,546	289,700
Purchase of warrants by GGPLP	(633,229)	—
Reclassification to equity	(895,513)	—
Balance as of June 30,	$—	$1,275,662

The following table summarizes the estimated fair value of the Warrants and significant observable and unobservable inputs used in the valuation as of March 28, 2013 and December 31, 2012:

	March 28, 2013	December 31, 2012
Fair value of Warrants	$895,513	$1,488,196

Observable Inputs
GGP stock price per share	$19.88	$19.85
Warrant term	4.62	4.86

Unobservable Inputs
Expected volatility	30%	33%
Range of values considered	(15% - 65%)	(20% - 65%)

Discount for lack of marketability	3%	3%
Range of values considered	(3% - 7%)	(3% - 7%)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 10      EQUITY AND  REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to our common and preferred Operating Partnership units and the noncontrolling interest in our consolidated joint ventures.  The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Distributions to preferred Operating Partnership units	$(2,336)	$(2,336)	$(4,671)	$(7,769)
Net (income) loss allocation to noncontrolling interests in operating partnership from continuing operations (common units)	(1,479)	832	(1,395)	2,150
Net (income) loss allocated to noncontrolling interest in consolidated real estate affiliates	(733)	(86)	(1,270)	662
Allocation to noncontrolling interests	(4,548)	(1,590)	(7,336)	(4,957)

Other comprehensive loss allocated to noncontrolling interests	394	335	340	238
Comprehensive loss allocated to noncontrolling interests	$(4,154)	$(1,255)	$(6,996)	$(4,719)

Redeemable Noncontrolling Interests

The minority interest related to the Common and Preferred Units of the Operating Partnership are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets since it is possible we could be required, under certain events outside of our control, to redeem the securities for cash by the holders of the securities.

The Common and Preferred Units of the Operating Partnership are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their fair value as of each measurement date.  The excess of the fair value over the carrying amount from period to period is recorded within Additional paid-in capital (loss) in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net loss attributable to GGP.

The common redeemable noncontrolling interests have been recorded at fair value for all periods presented.  One tranche of preferred redeemable noncontrolling interests has been recorded at fair value, while the other tranches of preferred redeemable noncontrolling interests have been recorded at carrying value.

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  If the holders had requested redemption of the Common Units as of June 30, 2013, the aggregate amount of cash we would have paid would have been $127.5 million.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of June 30, 2013	Converted Basis to Common Units Outstanding as of June 30, 2013	Conversion Price	Redemption Value
Series B (1)	3.00000	1,279,715	3,991,799	$16.66670	$79,317,049
Series D	1.50821	532,750	803,499	33.15188	26,637,502
Series E	1.29836	502,658	652,631	38.51000	25,132,820
Series C	1.00000	20,000	20,000	250.00000	5,000,000
					$136,087,371

(1)   The conversion price of Series B preferred units is lower than the GGP June 30, 2013 closing common stock price of $19.87.  Therefore, a common stock price of $19.87 is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended June 30, 2013 and 2012.

Balance at January 1, 2012	$223,795
Net loss	(2,150)
Distributions	(1,372)
Dividend for RPI Spin-Off	3,137
Other comprehensive loss	(238)
Fair value adjustment for noncontrolling interests in Operating Partnership	28,955
Balance at June 30, 2012	$252,127

Balance at January 1, 2013	$268,219
Net income	1,395
Distributions	(1,511)
Cash redemption of operating partnership units	(3,328)
Other comprehensive loss	(340)
Fair value adjustment for noncontrolling interests in Operating Partnership	(839)
Balance at June 30, 2013	$263,596

Common Stock Dividend and Purchase of Common Stock

Our Board of Directors declared common stock dividends during 2013 and 2012 as follows:

Declaration Date	Record Date	Date Payable or Paid	Dividend Per Share
May 10, 2013	July 16, 2013	July 30, 2013	$0.12
February 4, 2013	April 16, 2013	April 30, 2013	0.12
November 20, 2012	December 14, 2012	January 4, 2013	0.11
July 31, 2012	October 15, 2012	October 29, 2012	0.11
April 26, 2012	July 16, 2012	July 30, 2012	0.10
February 23, 2012	April 16, 2012	April 30, 2012	0.10

Our Dividend Reinvestment Plan (“DRIP”) provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested.  As a result of the DRIP elections, 14,050 shares were issued during the six months ended June 30, 2013 and 2,582,327 shares were issued during the year ended June 30, 2012.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Preferred Stock

On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) at a price of $25.00 per share, resulting in net proceeds of $242.0 million after issuance costs.  The Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%.  The dividend is paid in arrears in preference to dividends on our common stock, and reduces net income available to common stockholders, and therefore, earnings per share.

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

NOTE 11      EARNINGS PER SHARE

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerators - Basic:
Income (loss) from continuing operations	$214,227	$(106,845)	$186,543	$(289,568)
Preferred Stock dividend	(3,984)	—	(6,109)	—
Allocation to noncontrolling interests	(4,551)	(1,627)	(7,208)	(5,060)
Income (loss) from continuing operations - net of noncontrolling interests	205,692	(108,472)	173,226	(294,628)

Discontinued operations	(304)	499	18,642	(11,023)
Allocation to noncontrolling interests	3	37	(128)	103
Discontinued operations - net of noncontrolling interests	(301)	536	18,514	(10,920)

Net income (loss)	213,923	(106,346)	205,185	(300,591)
Preferred Stock dividend	(3,984)	—	(6,109)	—
Allocation to noncontrolling interests	(4,548)	(1,590)	(7,336)	(4,957)
Net income (loss) attributable to common stockholders	$205,391	$(107,936)	$191,740	$(305,548)

Numerators - Diluted:
Income (loss) from continuing operations - net of noncontrolling interests	$205,692	$(108,472)	$173,226	$(294,628)
Exclusion of warrant adjustment	—	—	—	—
Diluted income (loss) from continuing operations	$205,692	$(108,472)	$173,226	$(294,628)

Net income (loss) attributable to common stockholders	$205,391	$(107,936)	$191,740	$(305,548)
Exclusion of Warrant adjustment	—	—	—	—
Diluted net income (loss) attributable to common stockholders	$205,391	$(107,936)	$191,740	$(305,548)

Denominators:
Weighted average number of common shares outstanding - basic	939,434	937,789	939,353	937,531
Effect of dilutive securities	50,027	—	3,552	—
Weighted average number of common shares outstanding - diluted	989,461	937,789	942,905	937,531

Anti-dilutive Securities
Effect of Common Units	6,417	6,860	6,495	6,860
Effect of Stock Options	—	2,218	—	1,952
Effect of Warrants	—	58,011	48,173	55,299
	6,417	67,089	54,668	64,111

Options and Warrants were anti-dilutive for the three and six months ended June 30, 2012, because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.  In addition, potentially dilutive shares related to the Warrants have been excluded from the denominator in the computation of diluted EPS for the six months ended June 30, 2013 because they are anti-dilutive.  Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

Our consolidated subsidiary, GGPLP, holds 27,459,195 shares of GGP’s common stock, and therefore these shares are considered issued but not outstanding.  Accordingly, these shares have been excluded from the calculation of EPS.

NOTE 12      STOCK-BASED COMPENSATION PLANS

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Compensation expense related to stock-based compensation plans for the three and six months ended June 30, 2013 and 2012 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Stock options - Property management and other costs	$1,106	$737	$2,335	$1,670
Stock options - General and administrative	2,278	1,380	4,278	3,111
Restricted stock - Property management and other costs	389	315	814	897
Restricted stock - General and administrative	1,809	1,983	3,618	3,966
Total	$5,582	$4,415	$11,045	$9,644

The following tables summarize stock option activity for the six months ended June 30, 2013 and 2012:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options Outstanding at January 1,	9,692,499	$13.59	11,503,869	$15.65
Granted	5,901,108	19.24	—	—
Exercised	(285,491)	14.29	(1,200)	14.17
Forfeited	(211,510)	15.25	(240,128)	14.67
Expired	(14,279)	14.13	(499,088)	46.39
Stock options Outstanding at June 30,	15,082,327	$15.76	10,763,453	$13.65

There was no significant restricted stock activity for the three and six months ended June 30, 2013 and 2012.

NOTE 13      PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30, 2013			December 31, 2012
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$1,044,155	$(424,579)	$619,576	$1,230,117	$(425,837)	$804,280
Below-market ground leases, net	169,342	(12,064)	157,278	169,539	(9,825)	159,714
Real estate tax stabilization agreement, net	111,506	(16,678)	94,828	111,506	(13,523)	97,983
Total intangible assets	$1,325,003	$(453,321)	$871,682	$1,511,162	$(449,185)	$1,061,977

Remaining Prepaid expenses and other assets:
Security and escrow deposits			134,347			181,481
Prepaid expenses			59,248			54,514
Other non-tenant receivables			8,287			12,450
Deferred tax, net of valuation allowances			1,607			902
Other			16,139			18,141
Total remaining Prepaid expenses and other assets			219,628			267,488
Total Prepaid expenses and other assets			$1,091,310			$1,329,465

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 14      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30, 2013			December 31, 2012
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance

Intangible liabilities:
Below-market tenant leases, net	$634,301	$(241,912)	$392,389	$725,878	$(251,896)	$473,982
Above-market headquarter office leases, net	15,268	(4,261)	11,007	15,268	(3,393)	11,875
Above-market ground leases, net	9,756	(993)	8,763	9,756	(805)	8,951
Total intangible liabilities	$659,325	$(247,166)	$412,159	$750,902	$(256,094)	$494,808

Remaining Accounts payable and accrued expenses:
Accrued interest			79,817			185,461
Accounts payable and accrued expenses			109,444			160,861
Accrued real estate taxes			87,993			67,581
Deferred gains/income			74,909			98,376
Accrued payroll and other employee liabilities			42,519			34,802
Construction payable			58,706			70,609
Tenant and other deposits			21,183			22,870
Insurance reserve liability			18,476			15,796
Capital lease obligations			13,004			13,292
Conditional asset retirement obligation liability			12,252			12,134
Uncertain tax position liability			6,006			5,873
Other			15,381			29,768
Total remaining Accounts payable and accrued expenses			539,690			717,423
Total Accounts payable and accrued expenses			$951,849			$1,212,231

NOTE 15      LITIGATION

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

Urban Litigation

In October 2004, certain limited partners (the “Urban Plaintiffs”) of Urban Shopping Centers, L.P. (“Urban”) filed a lawsuit against Urban’s general partner, Head Acquisition, L.P. (“Head”), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head’s general partners (collectively, the “Urban Defendants”), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership.  On June 24, 2013, the court held oral argument on the parties’ cross-motions for summary judgment. The court has scheduled a status conference for September 10, 2013; a decision on the motions is expected on or before that date. At this time, no new trial date has been scheduled. As a result of our consideration of the risks associated with this matter as well as discussions with counsel, the Company has concluded that we cannot reasonably estimate a possible range of potential loss related to the Urban Plaintiffs’ lawsuit due to the broad spectrum of monetary and non-monetary remedies which may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants.  Therefore, no liability has been accrued and no range of loss has been disclosed as of June 30, 2013.

John Schreiber, one of our directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

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

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Internal Revenue Service has opened an audit for these two taxpayers for 2009 and 2010 with respect to MPC Taxes.  We have accrued $303.6 million as of June 30, 2013 and $303.8 million as of December 31, 2012 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012.  As a result of our consideration of the risks associated with this matter as well as discussions with counsel, the Company believes that the aggregate liability recorded of $325.2 million represents management’s best estimate of our liability as of June 30, 2013 and that the probability that we will incur a loss in excess of this amount is remote.  It is possible that we may make payments on the tax indemnification liability in the next twelve months.  We do not expect that these payments will exceed the tax indemnification liability accrued as of June 30, 2013.

NOTE 16                  COMMITMENTS AND CONTINGENCIES

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Contractual rent expense, including participation rent	$3,729	$3,584	$7,060	$6,790
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	2,504	2,313	4,608	4,247

See Note 8 and Note 15 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

NOTE 17                  SUBSEQUENT EVENTS

We recently entered into a definitive binding agreement to acquire 830 North Michigan Avenue in Chicago, Illinois.  We expect this transaction to close in the fourth quarter of 2013.

On July 29, 2013, the Company entered into separate agreements to sell its ownership interests in Aliansce to the Canada Pension Plan Investment Board and Rique Empreendimentos e Participacoes Ltda for approximately $690 million. The transaction is expected to close in the third quarter of 2013 subject to certain conditions.

On July 26, 2013, our Board of Directors declared a third quarter common stock dividend of $0.13 per share of common stock payable on October 29, 2013, to stockholders of record on October 15, 2013.

On July 26, 2013, our Board of Directors declared a third quarter Preferred Stock dividend of $0.3984 per share of Preferred Stock payable on October 1, 2013, to stockholders of record on September 13, 2013.

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

Overview

Our primary business is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders.  The substantial majority of our properties are located in the United States; however, we also own interests in regional malls and property management activities through our Unconsolidated Real Estate Affiliates in Brazil.  On July 29, 2013, we entered into agreements to sell our interest in Aliansce.  Refer to Note 17.  We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes.  Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

As of June 30, 2013, we are the owner, either entirely or with joint venture partners, of 141 regional malls (123 domestic and 18 in Brazil) comprising approximately 134 million square feet of GLA.  The U.S. regional mall portfolio generated tenant sales of $560 per square foot during the second quarter of 2013; including 73 Class A malls generating average tenant sales of $654 per square foot and contributing approximately 68% of our share of Company net operating income (NOI) (as defined below) for the three months and six months ended June 30, 2013.

Our company’s internal growth is focused on three major areas:

1) increasing occupancy,

2) increasing rental revenues, and

3) investing in redevelopments within our existing portfolio.

We have seen an expansion of the spread, or variance, between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2013 exhibited initial rents that were 11.1% higher than the final rents paid on expiring leases, on a gross basis. We have identified $1.6 billion of redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls.  We anticipate generating stabilized returns in the high single to low double digits on these projects as they commence operations.  The internal growth drivers within our existing portfolio are strongly complemented by the industry’s expected lack of new supply of mall space over the next five years and the anticipated resilient demand for space from retailers, both domestic and international.

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

•                  opportunistically acquire whole or partial interests in high-quality retail properties;

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

Financial Overview

Our Company NOI (as defined below) increased 6.0% from $1.0 billion for the six months ended June 30, 2012 to $1.1 billion for the six months ended June 30, 2013.  Our Company FFO (as defined below) increased 15.3% from $449.6 million for the six months ended June 30, 2012 to $518.4 million for the six months ended June 30, 2013.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income (loss) attributable to General Growth Properties, Inc.

We completed transactions and achieved operational goals in order to promote our long-term strategy to enhance the quality of our overall portfolio as follows:

•                  formed a joint venture with TIAACREF, generating proceeds to GGP of $411.5 million (Note 3);

•                  acquired the 50% interest in Quail Springs Mall, previously held by our joint venture partner, for total consideration of $90.2 million; and

•                  sold our interests in three non-core assets totaling approximately 2 million square feet of GLA, which reduced our property level debt by $121.2 million.

Operating Metrics

U.S. Regional Mall Metrics

The following table summarizes selected operating metrics for our portfolio of regional malls.

	June 30, 2013(1)	June 30, 2012(1)	% Change
In-Place Rents per square foot(2)
Consolidated Properties	$66.01	$66.37	(0.54)%
Unconsolidated Properties	79.67	72.93	9.24%
Total U.S. Portfolio	$69.84	$68.16	2.46%

Percentage Leased
Consolidated Properties	95.6%	94.1%	150	bps
Unconsolidated Properties	96.5%	94.7%	180	bps
Total U.S. Portfolio	95.9%	94.3%	160	bps

Tenant Sales
Consolidated Properties	$520	$510	1.96%
Unconsolidated Properties	664	594	11.78%
Total U.S. Portfolio	$560	$533	5.07%

(1) Metrics exclude one asset transferred to the special servicer and one asset that is being de-leased in preparation for redevelopment.

(2) Represents initial rent or average rent over the term consisting of base minimum rent, common area costs and real estate taxes.

Lease Spread Metrics

The following table summarizes signed leases that were scheduled to commence in 2013 compared to expiring leases for the prior tenant in the same suite.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Average Rent Spread	% Change
New Leases(3)	445	1,412,390	8.6	$71.64	$57.62	$14.02	24.3%
Renewal Leases(3)	798	2,491,604	4.3	57.76	55.92	1.84	3.3%
New/Renewal Leases(3)	1,243	3,903,994	5.9	$62.79	$56.54	$6.25	11.1%

(1) Represents initial rent or average rent over the term consisting of base minimum rent, common area costs and real estate taxes.

(2) Represents expiring rent at end of lease consisting of base minimum rent, common area costs and real estate taxes.

(3) Represents leases where downtime between the new and previous tenant in the suite was less than nine months.

Results of Operations

Three Months Ended June 30, 2013 and 2012

The following table is a breakout of the components of minimum rents:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands)
Components of Minimum rents:
Base minimum rents	$395,914	$388,060	$7,854	2.0%
Lease termination income	2,253	2,656	(403)	(15.2)
Straight-line rent	11,680	15,183	(3,503)	(23.1)
Above- and below-market tenant leases, net	(15,800)	(23,563)	7,763	(32.9)
Total Minimum rents	$394,047	$382,336	$11,711	3.1%

Minimum rents increased 3.1% during the second quarter of 2013 compared to the second quarter of 2012.

Management fees and other corporate revenues decreased by $4.4 million during the second quarter of 2013. This decrease is primarily due to $3.0 million of non-recurring financing fees earned from the refinancing of the debt of three unconsolidated joint ventures during 2012.

Property maintenance costs decreased by $3.3 million as a result of cost-management initiatives throughout our portfolio.

Other property operating costs decreased by $5.1 million during the second quarter of 2013.  This decrease was primarily due to a reduction of $3.6 million resulting from the formation of a new joint venture (Note 3).  As a result of the formation of this joint venture, two previously consolidated properties were classified as Unconsolidated Real Estate Affiliates under the equity method of accounting as of the transaction date (Note 6).

Depreciation and amortization increased $3.1 million primarily due to the change in the estimated useful lives at certain operating properties resulting in an increase to Depreciation and amortization of approximately $8 million (Note 2).  This was partially offset by a decrease in the net amortization expense related to lease intangibles.

Interest expense increased $10.0 million primarily due to the $21.3 million write-off of a market rate adjustment, which reduced interest expense and related to the refinancing of Ala Moana during the second quarter of 2012.  This was partially offset by the redemption of $1.7 billion of unsecured corporate bonds during the second half of 2012 and the first half of 2013, resulting in interest savings of $11.5 million, net of market rate adjustments associated with these bonds.

The Warrant liability adjustment represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability.  As of March 28, 2013, an amendment to the Warrant Agreement changed the classification of the Warrants from a liability to a component of permanent equity.  As a result, the Warrants have not been revalued after March 28, 2013.  We incurred a Warrant liability adjustment expense of $146.6 million during the second quarter of 2012, which was primarily due to a $1.10 per share increase in the closing price of GGP’s common stock between March 31, 2012, and June 30, 2012.  Refer to Note 9 for a discussion of transactions related to the Warrants.

The Gain from change in control of investment properties of $219.8 million in 2013 relates to a newly-formed joint venture, and the purchase of our partner’s interest in one regional mall previously held in a joint venture (Note 3). The 2012 Gain from change in control of investment properties of $18.5 million relates to the purchase of our partner’s interest in two regional malls previously held in a joint venture.

Loss on extinguishment of debt of $27.2 million represents fees expensed for the early payoff of debt.  We expensed $20.5 million of fees as a result of the early redemption of the $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015.  In addition, we expensed $6.6 million in financing fees resulting from the refinancing of the $1.5 billion secured corporate loan.

Preferred Stock issued during the first quarter of 2013 resulted in $4.0 million in preferred dividends accrued during the second quarter of 2013.  Refer to Note 10 for further discussion.

Six Months Ended June 30, 2013 and 2012

The following table is a breakout of the components of minimum rents:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands)
Components of Minimum rents:
Base minimum rents	$799,898	$767,358	$32,540	4.2%
Lease termination income	7,778	6,587	1,191	18.1
Straight-line rent	25,214	30,761	(5,547)	(18.0)
Above- and below-market tenant leases, net	(35,533)	(44,785)	9,252	(20.7)
Total Minimum rents	$797,357	$759,921	$37,436	4.9%

Minimum rents increased by $37.4 million during the second quarter of 2013 primarily due to increased permanent occupancy from 90.7% as of June 30, 2012 to 93.5% as of June 30, 2013, and increasing net amortization of above- and below-market tenant leases.

Tenant recoveries increased $15.3 million primarily due to higher recoveries from common area maintenance fees and real estate taxes, including a $5.1 million real estate tax recovery at one operating property as a result of a multi-year settlement with a municipality.

Real estate taxes increased $12.3 million due to an $11.1 million multi-year real estate tax settlement with a municipality at one operating property during the first quarter of 2013.

Depreciation and amortization decreased $8.2 million primarily due to fully depreciated and written-off tenant-specific in-place lease intangibles. This decrease was partially offset by increased building and equipment depreciation due to accelerated depreciation associated with a change in the estimated useful lives at certain operating properties resulting in an increase to Depreciation and amortization of approximately $16 million (Note 2).

Interest expense was relatively flat during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  We redeemed corporate unsecured bonds during 2012 and 2013, resulting in interest savings, and we wrote-off of the Ala Moana market rate adjustment in conjunction with Ala Moana’s 2012 refinancing, increasing interest expense.  In addition, we undertook numerous other refinancings of mortgages, notes and loans payable.

The Warrant liability adjustment represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability.  We incurred a net Warrant liability adjustment of $40.5 million during the first quarter of 2013.  This adjustment reflects our purchase of the Warrants from Fairholme and Blackstone, as the amount paid exceeded the liability by approximately $55 million.  This was partially offset by the revaluation of the remaining Brookfield Investor Warrants as of March 28, 2013.  As of March 28, 2013, on amendment to the Warrant Agreement changed the classification of the Warrants from a liability to a component of permanent equity.  As a result, the Warrants have not been revalued after March 28, 2013.  Refer to Note 9 for a discussion of transactions related to the Warrants.

We incurred a Warrant liability adjustment expense of $289.7 million during the six months ended June 30, 2012, which was primarily related to a $3.07 per share increase in the closing price of GGP’s common stock between December 31, 2011, and June 30, 2012.

The Gain from change in control of investment properties of $219.8 million in 2013 relates to a newly-formed joint venture, and the purchase of our partner’s interest in one regional mall previously held in a joint venture (Note 3). The 2012 Gain from change in control of investment properties of $18.5 million relates to the purchase of our partner’s interest in two regional malls previously held in a joint venture.

The Loss on extinguishment of debt of $36.5 million in 2013 is the result of fees expensed for the early payoff of debt. $20.5 million of such fees were expensed as a result of the early redemption of the $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015.  In addition, we expensed $6.6 million in financing fees resulting from the refinancing of the $1.5 billion secured corporate loan, $3.5 million as a result of the early redemption of $91.8 million of 5.38% unsecured corporate bonds due November 26, 2013, and $5.9 million as a result of the early payoff of mortgage debt at one operating property (Note 7).

Equity in income from Unconsolidated Real Estate Affiliates increased $9.4 million primarily due to increases in revenues of the Unconsolidated Properties of $24.8 million during the six months ended June 30, 2013.  This was partially offset by increased interest expense of $10.0 million.

Preferred Stock issued during the first quarter of 2013 resulted in $6.1 million in preferred dividends accrued during the six months ended June 30, 2013.  Refer to Note 10 for further discussion.

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

Capital

Our capital plan is to obtain financial flexibility by lowering our borrowing costs, managing our future maturities, cross collateralizations and corporate guarantees and providing the necessary capital to fund growth.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $704.9 million of consolidated unrestricted cash and $1.0 billion of available credit under our credit facility as of June 30, 2013, as well as anticipated cash provided by operations.

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

During the six months ended June 30, 2013, we executed the following refinancing and capital transactions (at our proportionate share):

•                  completed $3.3 billion of secured financings, including the $1.5 billion secured corporate loan, lowering the average interest rate, lengthening the term-to-maturity, and generating net proceeds of approximately $960 million;

•                  issued 10,000,000 shares of 6.375% Preferred Stock, generating proceeds of approximately $250 million before issuance costs;

•                  redeemed $700.5 million of unsecured corporate bonds with a weighted average interest rate of 6.57%.  The redeemed unsecured corporate bonds were scheduled to mature in 2013 and 2015;

As of June 30, 2013, we have $3.5 billion of debt pre-payable at par.  We may pursue opportunities to refinance this debt at lower interest and longer terms.  Our long term goal is to improve our overall net debt to earnings before interest, taxes and depreciation and amortization, or EBITDA, and leverage ratios by improving operations, amortization of debt and refinancing debt at improved terms.

As a result of our financing efforts in 2013, we have reduced the amount of debt due in the next three years from $5.3 billion to $1.7 billion, representing 9.9% of our total debt.  The maximum amount due in any one of the next 10 years is no more than $3.0 billion or approximately 17% of our total debt.

As of June 30, 2013, our proportionate share of total debt aggregated $19.0 billion.  Our total debt consists of our share of consolidated debt of $15.6 billion, of which $15.4 billion is secured and $0.2 billion is corporate unsecured, and $3.4 billion of our share of the secured debt of our Unconsolidated Real Estate Affiliates. Of our proportionate share of total debt, $1.8 billion is recourse to the Company or its subsidiaries due to guarantees or other security provisions for the benefit of the note holder.

Our corporate unsecured debt is comprised of $206.2 million of Junior Subordinated Notes which are due in 2041 and a $16.3 million note payable to HHC which is due in 2015. We redeemed all of the $91.8 million, 5.375% bonds due November 26, 2013 on February 14, 2013, at the “Make-Whole Price,” as defined in the applicable indenture, which resulted in an approximate $3.5 million loss on extinguishment of debt in first quarter 2013.  On May 1, 2013, we redeemed all of the $608.7 million of the Company’s 6.75% unsecured corporate bonds due November 9, 2015, which resulted in an early redemption fee of approximately $20.5 million.

The following table illustrates the scheduled balloon payments at maturity for our proportionate share of total debt as of June 30, 2013.  As noted above, the $206.2 million of Junior Subordinated Notes are due in 2041, but we may redeem them any time after April 30, 2011 (Note 7).  As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2017.

	Consolidated(1)	Unconsolidated(1)
2013	$10,956	$28,283
2014	644,987	—
2015	760,171	243,303
2016	855,367	—
2017	1,539,837	447,710
Subsequent	10,395,177	2,158,364
	$14,206,495	$2,877,660

(1) Excludes $8.1 million of adjustments related to special improvement district liabilities and debt market rate adjustment.

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

Acquisitions

From time-to-time we may acquire high quality retail assets that are consistent with our strategy of owning and operating best-in-class properties within the retail landscape.  Such assets must provide long-term embedded growth or potential redevelopment opportunities.

During the six months ended June 30, 2013, we executed the following acquisitions (at our proportionate share):

•                  formed a joint venture with TIAACREF, generating proceeds to GGP of $411.5 million net of debt assumed of $312.1 million (Note 3); and

•                  acquired the 50% interest in Quail Springs Mall, previously held by our joint venture partner, for $55.5 million and assumed debt of $34.7 million (Note 3).

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

As a result of the GGPLP/Fairholme/Blackstone transaction mentioned above, the Brookfield Investor is now the sole third party holder of the Company’s remaining outstanding Warrants, which are exercisable into approximately 44 million common shares of the Company at a weighted average exercise price of $9.48 per share, assuming net share settlement.

The Warrants will continue to adjust for dividends paid by the Company.  At maturity, we estimate that net share settlement ownership of the Brookfield Investor in us would be 42.7% after considering the transactions above. If the Brookfield Investor held the Warrants to maturity, assuming net share settlement and no other changes other than regular dividend adjustments, they would own approximately 43.3% of the Company.  If the Brookfield Investor held the Warrants to maturity, assuming (a) the stock price increased $10 per share, (b) the Warrants were adjusted for the impact of regular dividends and (c) net share settlement, the Brookfield Investor’s potential ownership would increase to approximately 43.8% of the Company.

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

	Brookfield Investor	Fairholme/Blackstone	Total
		(In thousands)
December 31, 2012	$913,000	$575,000	$1,488,000
Warrant Expense	(17,500)	58,000	40,500
Purchase of Fairholme/Blackstone	—	(633,000)	(633,000)
Reclassification to Equity	(895,500)	—	(895,500)
June 30, 2013	$—	$—	$—

Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties with our joint venture partners primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.  These redevelopment projects within our portfolio were identified as providing compelling risk-adjusted returns on investment.  We are not actively engaged in any ground-up new developments of regional malls.

These redevelopments represent organic growth which have average double-digit returns on investment (cash on cash, first year stabilized).  We plan to fund these costs with available cash flow, construction financing, and proceeds from debt refinancings.  We continue to evaluate a number of other redevelopment prospects to further enhance the quality of our assets.  The following table illustrates our redevelopments, excluding international properties:

Selected Expansions and Redevelopments (in millions, at share) (1)

Property	Description	Ownership %	GGP’s Investment as of June 30, 2013(2)	GGP’s Investment as of December 31, 2012(2)	Expected Construction Completion
Major Redevelopment Summary

Fashion Show Las Vegas, NV	Addition of Macy’s Men’s, inline and new vertical transportation	100%	$23.7	$19.9	Q4 2013

Glendale Galleria Glendale, CA	Addition of Bloomingdale’s, remerchandising, business development and renovation	50%	27.4	13.1	Q4 2013

Pioneer Place Portland, OR	Conversion of former anchor building into Yard House and Apple	100%	6.8	1.8	Q4 2013

Oakbrook Center Oakbrook, IL	Conversion of former anchor space into Container Store, Fixtures Living and inline	48%	6.7	4.7	Q4 2013

Oakwood Center Gretna, LA	West wing redevelopment and Dick’s Sporting Goods	100%	2.9	0.6	Q4 2013

North Point Alpharetta, GA	Demolish vacant Parisian store and construct new theater	100%	1.6	1.6	Q4 2013

The Mall in Columbia Columbia, MD	Lifestyle expansion	100%	3.8	1.2	Q2 2014

The Woodlands Woodlands, TX	Addition of Nordstrom in former Sears box	100%	18.0	15.4	Q3 2014

Christiana Mall Newark, DE	Addition of Cabela’s and Cinemark Theaters	50%	1.3	0.6	Q4 2014

Ala Moana Center Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court and renovate existing center	100%	209.2	203.0	Q4 2015

Other Projects Various Malls	Redevelopment projects at various malls (14 total)	N/A	54.4	31.6	N/A

Northridge Fashion Center Northridge, CA	Addition of Sports Authority, Restaurants and Plaza Improvements	100%	N/A	11.3	Completed

			$355.8	$304.8

(1)  Excludes international projects.

(2)  Presented on a cash basis.

Our investment in these projects as of June 30, 2013 has increased from December 31, 2012, in conjunction with the applicable development plan and as projects near completion.  Significant increases at Fashion Show and Glendale Galleria were primarily due to the fact that these projects are nearing completion.

Capital Expenditures, Capitalized Interest and Overhead (at share)

The following table illustrates our capital expenditures, capitalized interest, and internal costs associated with leasing and development overhead, which primarily relate to ordinary capital projects at our operating properties.  In addition, we incurred tenant allowances and capitalized leasing costs for our operating properties as outlined below.  Capitalized interest and internal costs associated with development and leasing overhead are based on qualified expenditures and interest rates and are amortized over lives which are consistent with the related asset.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(In thousands)
Capital expenditures (1), (2)	$58,168	$46,004
Tenant allowances and capitalized costs (3)	70,385	60,896
Capitalized interest	4,586	419
Capitalized development and leasing overhead	24,602	21,554
Total	$157,741	$128,873

(1)   Reflects only non-tenant operating capital expenditures.

(2)   Excludes discontinued operations.

(3)   Reflects tenant allowances on current operating properties.

The increase in Capital expenditures is driven by refurbishment projects that improve the quality of our properties and allow us to maintain a best-in-class retail property portfolio.  The increase in Tenant allowances and capitalized costs is commensurate with an increase in occupancy of 90.7% as of June 30, 2012, compared to 93.5% as of June 30, 2013.

Dividends

Our Board of Directors declared common stock dividends during 2013 and 2012 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2013
July 26	October 15	October 29, 2013	$0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12
2012
November 20	December 14	January 4, 2013	0.11
July 31	October 15	October 29, 2012	0.11
April 26	July 16	July 30, 2012	0.10
February 23	April 16	April 30, 2012	0.10

In addition to the above common stock dividends, our Board of Directors declared Preferred Stock dividends of $0.3984 per share of Preferred Stock on May 10, 2013 payable on July 1, 2013 to stockholders of record on June 14, 2013, and $0.3984 per share of Preferred Stock on July 26, 2013 payable on October 1, 2013 to stockholders of record on September 13, 2013.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $313.9 million for the six months ended June 30, 2013 and $381.5 million for the six months ended June 30, 2012.  Significant components of net cash provided by operating activities include:

2013

•                  in 2013, a decrease in accounts payable and accrued expenses of $(97.4) million pursuant to a settlement with the 2006 Lenders (Note 15).

2012

•                  in 2012, a decrease in accounts payable and accrued expenses of $(75.1) million primarily attributable to the payment of accrued incentive compensation, $(21.9) million; and

•                  in 2012, a decrease in restricted cash of $35.3 million primarily attributable to the spin-off of Rouse Properties, Inc, $14.5 million.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $228.5 million for the six months ended June 30, 2013 and $(333.5) million for the six months ended June 30, 2012. Significant components of net cash provided by (used in) investing activities include:

2013

•                  in 2013, $411.5 million in proceeds from the formation of a joint venture with TIAACREF (Note 3); and

•                  in 2013, the $(55.5) million acquisition of our joint venture partner’s 50% interest in Quail Springs.

2012

•                  in 2012, the $(270.0) million acquisition of interests in 11 Sears anchor pads;

•                  in 2012, the $(98.3) million acquisition of the remaining 49% of The Oaks and Westroads, which were previously owned through a joint venture; and

•                  in 2012 $186.5 million of distributions received from our Unconsolidated Real Estate Affiliates in excess of income, primarily related to distributions received from three of our joint ventures.

Cash Flows from Financing Activities

Net cash used in financing activities was $462.2 million for the six months ended June 30, 2013, and $123.6 million for the six months ended June 30, 2012.  Significant components of net cash used in financing activities include:

2013

•                  in 2013, the $(633.2) million purchase of the Fairholme and Blackstone Warrants (Note 9);

•                  in 2013, $242.0 million of net proceeds from the issuance of Preferred Stock;

•                  in 2013, the $(216.0) million cash distributions paid to common stockholders, which were offset by the cash distributions reinvested in common stock via the DRIP of $0.3 million; and

•                  in 2013, the $130.6 million of net proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payment.

2012

•                  in 2012, the ($187.3) million of cash distributions paid to common stockholders, which were offset by the cash distributions reinvested in common stock via the DRIP of $38.7 million.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI and FFO as they are financial measures widely used in the REIT industry.  In order to provide a better understanding of the relationship between our non-GAAP financial measures of NOI, Company NOI, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of GAAP operating income to NOI and Company NOI and a reconciliation of net income (loss) attributable to General Growth Properties, Inc. to FFO and Company FFO.  None of our non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to General Growth Properties, Inc. and none are necessarily indicative of cash available to fund cash needs.  In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company’s ownership share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments for the Company as a whole.

The following tables reconcile operating income to NOI and Company NOI (dollars in thousands) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012

Operating income	$201,842	$193,498

Management fees and other corporate revenues	(17,307)	(21,652)
Property management and other costs	41,568	38,698
General and administrative	13,124	11,046
Depreciation and amortization	191,327	188,193
Noncontrolling interest in NOI of Consolidated Properties and other	(3,714)	(3,877)
NOI of unconsolidated properties	113,098	98,801
Total NOI adjustments	338,096	311,209
Proportionate NOI	539,938	504,707
Company NOI adjustments:
Straight-line rent	(16,421)	(23,582)
Above- and below-market leases amortization, net	21,194	29,034
Real estate tax stabilization agreement	1,578	1,578
Amortization of below-market ground leases	1,391	1,430
Total Company NOI adjustments	7,742	8,460
Company NOI	$547,680	$513,167

	Six Months Ended June 30,
	2013	2012

Operating income	$402,185	$359,424

Management fees and other corporate revenues	(33,239)	(37,823)
Property management and other costs	81,923	80,238
General and administrative	24,057	21,556
Depreciation and amortization	386,755	394,977
Noncontrolling interest in NOI of Consolidated Properties and other	(7,215)	(6,305)
NOI of unconsolidated properties	215,319	196,863
Total NOI adjustments	667,600	649,506
Proportionate NOI	1,069,785	1,008,930
Company NOI adjustments:
Straight-line rent	(33,927)	(41,359)
Above- and below-market leases amortization, net	46,025	53,086
Real estate tax stabilization agreement	3,156	3,156
Amortization of below-market ground leases	2,770	2,859
Total Company NOI adjustments	18,024	17,742
Company NOI	$1,087,809	$1,026,672

The following tables reconcile net income (loss) attributable to common stockholders to FFO and Company FFO for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012

Net income (loss) attributable to General Growth Properties, Inc.	$209,375	$(107,936)

Depreciation and amortization of capitalized real estate costs	236,745	231,287
Gains on sales of investment properties	242	(3,228)
Gains from changes in control of investment properties	(219,784)	(18,547)
Noncontrolling interests in depreciation of Consolidated Properties	(1,788)	(1,973)
Provision for impairment excluded from FFO of discontinued operations	—	—
Redeemable noncontrolling interests	1,483	(833)
Depreciation and amortization of discontinued operations	17	3,388
Preferred Stock dividends	(3,984)	—
Total FFO adjustments	12,931	210,094
Proportionate FFO	222,306	102,158
Company FFO Adjustments:
Straight-line rent	(16,421)	(23,582)
Above- and below-market leases amortization, net	21,194	29,034
Real estate tax stabilization agreement	1,578	1,578
Amortization of below-market ground leases	1,391	1,430
Property management and other costs (above-market rent)	(424)	(424)
Preferred unit distributions (1)	—	—
Interest expense (2)	36,091	(29,235)
Warrant liability adjustment	—	146,588
Provision for income taxes	881	1,345
FFO from discontinued operations	62	(1,027)
Company FFO	$266,658	$227,865

(1) Distribution of RPI shares to preferred unit holders as a result of the RPI Spin-Off.

(2) Interest expense adjustments include default interest, interest expense relating to extinguished debt, mark-to-market adjustments on debt, write-off of mark-to-market adjustments on extinguished debt, debt extinguishment expenses and losses on extinguished debt.

	Six Months Ended June 30,
	2013	2012

Net income (loss) attributable to General Growth Properties, Inc.	$197,849	$(305,548)

Depreciation and amortization of capitalized real estate costs	475,794	484,814
Gains on sales of investment properties	(9,495)	(5,329)
Gains from changes in control of investment properties	(219,784)	(18,547)
Noncontrolling interests in depreciation of Consolidated Properties	(3,557)	(3,729)
Provision for impairment excluded from FFO of discontinued operations	4,975	10,393
Redeemable noncontrolling interests	1,403	(2,151)
Depreciation and amortization of discontinued operations	478	16,669
Preferred Stock dividends	(6,109)	—
Total FFO adjustments	243,705	482,120
Proportionate FFO	441,554	176,572
Company FFO Adjustments:
Straight-line rent	(33,927)	(41,359)
Above- and below-market leases amortization, net	46,025	53,086
Real estate tax stabilization agreement	3,156	3,156
Amortization of below-market ground leases	2,770	2,859
Property management and other costs (above-market rent)	(848)	(848)
Preferred unit distributions (1)	—	3,098
Interest expense (2)	43,280	(31,035)
Warrant liability adjustment	40,546	289,700
Provision for income taxes	541	2,185
FFO from discontinued operations	(24,664)	(7,830)
Company FFO	$518,433	$449,584

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

Urban Litigation

In October 2004, certain limited partners (the “Urban Plaintiffs”) of Urban Shopping Centers, L.P. (“Urban”) filed a lawsuit against Urban’s general partner, Head Acquisition, L.P. (“Head”), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head’s general partners (collectively, the “Urban Defendants”), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership.  On June 24, 2013, the court held oral argument on the parties’ cross-motions for summary judgment. The court has scheduled a status conference for September 10, 2013; a decision on the motions is expected on or before that date. At this time, no new trial date has been scheduled. As a result of our consideration of the risks associated with this matter as well as discussions with counsel, the Company has concluded that it cannot reasonably estimate a possible range of potential loss related to the Urban Plaintiffs’ lawsuit due to the broad spectrum of monetary and non-monetary remedies which may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants.  Therefore, no liability has been accrued and no range of loss has been disclosed as of June 30, 2013.

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

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Internal Revenue Service has opened an audit for these two taxpayers for 2009 and 2010 with respect to MPC Taxes.  We have accrued $303.6 million as of June 30, 2013 and $303.8 million as of December 31, 2012 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012.  As a result of our consideration of the risks associated with this matter as well as discussions with counsel, the Company believes that the aggregate liability recorded of $325.2 million represents management’s best estimate of our liability as of June 30, 2013 and that the probability that we will incur a loss in excess of this amount is remote.  It is possible that we may make payments on the tax indemnification liability in the next twelve months.  We do not expect that these payments will exceed the tax indemnification liability accrued as of June 30, 2013.

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

31.1        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101        The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, has been filed with the SEC on August 7, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2013. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: August 7, 2013	By:	/s/ Michael Berman
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

32.2       Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *                 The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, has been filed with the SEC on August 7, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.