Form 10-Q
period 2013-09-30
General Growth Properties, Inc.
filed 2013-11-06
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on November 1, 2013 was 911,180,341.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2013	2012
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$4,256,685	$4,278,471
Buildings and equipment	18,019,187	18,806,858
Less accumulated depreciation	(1,748,222)	(1,440,301)
Construction in progress	399,472	376,529
Net property and equipment	20,927,122	22,021,557
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,461,847	2,865,871
Net investment in real estate	23,388,969	24,887,428
Cash and cash equivalents	603,518	624,815
Accounts and notes receivable, net	449,295	260,860
Deferred expenses, net	186,914	179,837
Prepaid expenses and other assets	1,120,285	1,329,465
Total assets	$25,748,981	$27,282,405

Liabilities:
Mortgages, notes and loans payable	$15,563,625	$15,966,866
Investment in and loans to/from Unconsolidated Real Estate Affiliates	16,846	—
Accounts payable and accrued expenses	1,006,198	1,212,231
Dividend payable	125,324	103,749
Deferred tax liabilities	27,704	28,174
Tax indemnification liability	303,586	303,750
Junior subordinated notes	206,200	206,200
Warrant liability	—	1,488,196
Total liabilities	17,249,483	19,309,166

Redeemable noncontrolling interests:
Preferred	128,772	136,008
Common	123,787	132,211
Total redeemable noncontrolling interests	252,559	268,219

Commitments and Contingencies	—	—

Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 966,959,503 issued, 911,159,094 outstanding as of September 30, 2013, and 939,049,318 shares issued and outstanding as of December 31, 2012	9,395	9,392
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of September 30, 2013 and none issued and outstanding as of December 31, 2012	242,042	—
Additional paid-in capital	11,374,117	10,432,447
Retained earnings (accumulated deficit)	(2,861,339)	(2,732,787)
Accumulated other comprehensive loss	(33,261)	(87,354)
Common stock in treasury, at cost, 28,345,108 shares as of September 30, 2013 and none at December 31, 2012	(566,863)	—
Total stockholders’ equity	8,164,091	7,621,698
Noncontrolling interests in consolidated real estate affiliates	82,848	83,322
Total equity	8,246,939	7,705,020
Total liabilities and equity	$25,748,981	$27,282,405

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$392,934	$394,736	$1,190,291	$1,154,657
Tenant recoveries	180,614	180,590	546,969	531,649
Overage rents	9,970	13,420	27,864	34,605
Management fees and other corporate revenues	17,336	17,823	50,575	55,646
Other	19,841	16,191	55,918	49,158
Total revenues	620,695	622,760	1,871,617	1,825,715
Expenses:
Real estate taxes	60,433	57,870	185,417	170,525
Property maintenance costs	14,354	16,673	53,600	55,889
Marketing	5,772	7,861	18,059	21,833
Other property operating costs	97,057	99,165	273,985	278,625
Provision for doubtful accounts	1,064	1,173	3,620	2,631
Property management and other costs	41,458	38,776	123,380	119,014
General and administrative	10,522	10,045	34,578	31,601
Provision for impairment	—	32,100	—	32,100
Depreciation and amortization	192,605	203,986	579,360	598,963
Total expenses	423,265	467,649	1,271,999	1,311,181
Operating income	197,430	155,111	599,618	514,534

Interest income	577	765	1,726	2,300
Interest expense	(178,438)	(200,183)	(567,094)	(594,249)
Warrant liability adjustment	—	(123,381)	(40,546)	(413,081)
Gains from changes in control of investment properties	—	—	219,784	18,547
Loss on extinguishment of debt	—	—	(36,478)	—
Income (loss) before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	19,569	(167,688)	177,010	(471,949)
Benefit from (provision for) income taxes	287	(2,449)	(1,236)	(5,553)
Equity in income of Unconsolidated Real Estate Affiliates	13,984	22,054	41,165	39,849
Equity in income of Unconsolidated Real Estate Affiliates - gain (loss) on investment (includes ($109.9 million) accumulated other comprehensive loss reclassifications for net foreign currency translation losses)	(2,800)	—	648	—
Income (loss) from continuing operations	31,040	(148,083)	217,587	(437,653)
Discontinued operations:
Loss from discontinued operations, including gains (losses) on dispositions	(186)	(58,525)	(7,437)	(69,548)
Gain on extinguishment of debt	—	—	25,894	—
Discontinued operations, net	(186)	(58,525)	18,457	(69,548)
Net income (loss)	30,854	(206,608)	236,044	(507,201)
Allocation to noncontrolling interests	(3,371)	(1,279)	(10,707)	(6,236)
Net income (loss) attributable to General Growth Properties, Inc.	27,483	(207,887)	225,337	(513,437)
Preferred Stock dividends	(3,984)	—	(10,094)	—
Net income (loss) attributable to common stockholders	$23,499	$(207,887)	$215,243	$(513,437)

Basic Earnings (Loss) Per Share:
Continuing operations	$0.03	$(0.17)	$0.21	$(0.48)
Discontinued operations	—	(0.06)	0.02	(0.07)
Total basic earnings (loss) per share	$0.03	$(0.23)	$0.23	$(0.55)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.02	$(0.17)	$0.21	$(0.48)
Discontinued operations	—	(0.06)	0.02	(0.07)
Total diluted earnings (loss) per share	$0.02	$(0.23)	$0.23	$(0.55)
Dividends declared per share	$0.13	$0.11	$0.37	$0.31

Comprehensive Income (Loss), Net:
Net income (loss)	$30,854	$(206,608)	$236,044	$(507,201)
Other comprehensive income (loss):
Foreign currency translation (the three and nine months ended September 30, 2013 includes reclassification of ($109.9 million) accumulated other comprehensive loss into Net income attributable to common stockholders)	105,107	(842)	54,181	(35,202)
Unrealized gains on available-for-sale securities	(996)	606	(66)	716
Other comprehensive income (loss)	104,111	(236)	54,115	(34,486)
Comprehensive income (loss)	134,965	(206,844)	290,159	(541,687)
Comprehensive loss allocated to noncontrolling interests	(3,733)	(1,284)	(10,729)	(6,003)
Comprehensive income (loss) attributable to General Growth Properties, Inc.	131,232	(208,128)	279,430	(547,690)
Preferred stock dividends	(3,984)	—	(10,094)	—
Comprehensive income (loss), net, attributable to common stockholders	$127,248	$(208,128)	$269,336	$(547,690)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

				Retained			Noncontrolling
			Additional	Earnings	Accumulated Other	Common	Interests in
	Common	Preferred	Paid-In	(Accumulated	Comprehensive	Stock in	Consolidated Real	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	Treasury	Estate Affiliates	Equity
	(Dollars in thousands, except share and per share amounts)
Balance at January 1, 2012	$9,353	$—	$10,405,318	$(1,883,569)	$(47,773)	$—	$96,016	$8,579,345

Net loss				(513,437)			(115)	(513,552)
Distributions to noncontrolling interests in consolidated
Real Estate Affiliates							(7,035)	(7,035)
Restricted stock grants, net of forfeitures			6,632					6,632
((48,125) common shares)	—							—
Employee stock purchase program (98,076 common shares)	1		1,604					1,605
Stock option grants, net of forfeitures (396,064 common shares)	4		7,557					7,561
Cash dividends reinvested (DRIP) in stock (2,866,019 common shares)	29		43,810					43,839
Other comprehensive loss					(34,253)			(34,253)
Cash distributions declared ($0.31 per share)				(290,797)				(290,797)
Cash redemptions for common units in excess of carrying value			(409)					(409)
Fair value adjustment for noncontrolling interest in Operating Partnership			(46,855)					(46,855)
Dividend for RPI Spin-off				26,044				26,044

Balance at September 30, 2012	$9,387	$—	$10,417,657	$(2,661,759)	$(82,026)	$—	$88,866	$7,772,125

Balance at January 1, 2013	$9,392	$—	$10,432,447	$(2,732,787)	$(87,354)	$—	$83,322	$7,705,020

Net income				225,337			2,146	227,483
Issuance of Preferred Stock, net of issuance costs		242,042	—					242,042
Distributions to noncontrolling interests in consolidated
Real Estate Affiliates							(2,620)	(2,620)
Restricted stock grants, net of forfeitures (7,240 common shares)	—		7,148					7,148
Employee stock purchase program (112,371 common shares)	—		2,247					2,247
Stock option grants, net of forfeitures (314,167 common shares)	3		31,178					31,181
Treasury stock purchases (28,345,108 common shares)						(566,863)		(566,863)
Cash dividends reinvested (DRIP) in stock								—
(21,106 common shares)	—		446					446
Other comprehensive loss before reclassifications					(55,768)			(55,768)
Amounts reclassified from Accumulated Other Comprehensive Loss					109,861			109,861
Cash distributions declared ($0.37 per share)				(343,795)				(343,795)
Cash distributions on Preferred Stock				(10,094)				(10,094)
Cash redemptions for common units in excess of carrying value			(1,428)					(1,428)
Fair value adjustment for noncontrolling interest in Operating Partnership			6,566					6,566
Common stock warrants			895,513					895,513

Balance at September 30, 2013	$9,395	$242,042	$11,374,117	$(2,861,339)	$(33,261)	$(566,863)	$82,848	$8,246,939

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income (loss)	$236,044	$(507,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(41,165)	(39,849)
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment, net	(648)	—
Distributions received from Unconsolidated Real Estate Affiliates	36,334	30,021
Provision for doubtful accounts	3,651	3,264
Depreciation and amortization	579,835	621,388
Amortization/write-off of deferred finance costs	6,900	3,576
Accretion/write-off of debt market rate adjustments	7,395	(42,446)
Amortization of intangibles other than in-place leases	65,335	79,504
Straight-line rent amortization	(36,760)	(51,049)
Deferred income taxes	(653)	—
Gain on dispositions, net	838	(13,037)
Gains from changes in control of investment properties	(219,784)	(18,547)
Gain on extinguishment of debt	(25,894)	(9,911)
Provisions for impairment	4,975	118,588
Warrant liability adjustment	40,546	413,081
Net changes:
Accounts and notes receivable	12,056	31,041
Prepaid expenses and other assets	(987)	(1,104)
Deferred expenses	(31,015)	(34,838)
Restricted cash	14,430	62,652
Accounts payable and accrued expenses	(62,653)	(48,870)
Other, net	17,433	10,994
Net cash provided by operating activities	606,213	607,257

Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(149,327)	(376,967)
Development of real estate and property improvements	(316,715)	(207,279)
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	872,307	194,269
Deposits paid for acquisitions	(90,000)	—
Contributions to Unconsolidated Real Estate Affiliates	(73,165)	(62,139)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	172,460	289,366
Decrease in restricted cash	8,467	6,195
Net cash provided by (used in) investing activities	424,027	(156,555)

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	5,067,622	3,892,525
Principal payments on mortgages, notes and loans payable	(4,839,289)	(4,022,632)
Deferred finance costs	(18,484)	(27,254)
Net proceeds from issuance of Preferred Stock	242,042	—
Purchase of Warrants	(633,229)	—
Treasury stock purchases	(566,863)	—
Distributions to noncontrolling interests in consolidated real estate affiliates	(2,620)	—
Cash distributions paid to common stockholders	(328,742)	(281,089)
Cash distributions reinvested (DRIP) in common stock	446	43,839
Cash distributions paid to preferred stockholders	(6,109)	—
Cash distributions paid to holders of common units	(4,756)	(1,543)
Other, net	38,445	10,526
Net cash used in financing activities	(1,051,537)	(385,628)

Net change in cash and cash equivalents	(21,297)	65,074
Cash and cash equivalents at beginning of period	624,815	572,872
Cash and cash equivalents at end of period	$603,518	$637,946

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$661,295	$631,844
Interest capitalized	7,356	780
Income taxes paid	5,555	2,598
Accrued capital expenditures included in accounts payable and accrued expenses	95,282	88,598
Non-Cash Transactions:
Notes receivable related to sale of investment property and Aliansce	151,127	17,000
Gain on investment in Unconsolidated Real Estate Affiliates	648	—
Amendment of warrant agreement	895,513	—
Rouse Properties, Inc. Dividend:
Non-cash dividend for RPI Spin-off	—	(26,044)
Non-Cash Distribution of RPI Spin-off:
Assets	—	1,554,486
Liabilities and equity	—	(1,554,486)
Non-Cash Sale of Property to RPI:
Assets	—	63,672
Liabilities and equity	—	(63,672)
Non-Cash Acquisition of The Oaks and Westroads - Refer to Note 3

Non-Cash Sale of Regional Mall:
Assets	71,881	—
Mortgage debt forgiven or assumed by acquirer	(91,293)	—
Other liabilities and equity	19,412	—
Non-Cash Acquisition of Quail Springs - Refer to Note 3

Non-Cash Sale of The Grand Canal Shoppes and The Shoppes at The Palazzo - Refer to Note 3

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

GGP, through its subsidiaries and affiliates, operates, manages and selectively re-develops properties, which are predominantly located throughout the United States.  As of September 30, 2013, our portfolio was comprised of 123 regional malls comprising approximately 127 million square feet of gross leasable area (“GLA”).  In addition to regional malls, as of September 30, 2013, we owned 11 strip/other retail centers totaling 4.3 million square feet, primarily in the Western region of the United States, as well as seven stand-alone office buildings totaling approximately 1 million square feet, concentrated in Columbia, Maryland.

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”).   GGPLP owns an interest in the properties that are part of the consolidated financial statements of GGP.  As of September 30, 2013, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units, as defined below) of the Operating Partnership, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnership.

The Operating Partnership has common units of limited partnership (“Common Units”), which are redeemable for cash or, at our option, shares of GGP common stock.  It also has preferred units of limited partnership interest (“Preferred Units”), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (“Convertible Preferred Units”) (Note 10).

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through General Growth Management, Inc. (“GGMI”) and General Growth Services, Inc. (“GGSI”).  GGMI and GGSI are taxable REIT subsidiaries (“TRS”s), which provide management, leasing, and other services for our Unconsolidated Real Estate Affiliates (defined below).  GGMI and GGSI provide various services, including business development, tenant coordination, marketing, and strategic partnership services at all of our Consolidated Properties, as defined below.  GGSI also serves as a contractor to GGMI for these services.

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

We operate in a single reportable segment which includes the operation, development and management of retail and other rental properties, primarily regional malls.  Our portfolio of regional malls represents a collection of retail properties that are targeted to a range of market sizes and consumer tastes.  Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available.  We do not distinguish or group our consolidated operations based on geography, size or type. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.  As a result, the Company’s operating properties are aggregated into a single reportable segment.

Reclassifications

Certain prior period amounts included in the Consolidated Statements of Operations and Comprehensive Income (Loss) and related footnotes associated with properties we have disposed of have been reclassified to discontinued operations for all periods presented.  Also, we have separately presented certain amounts within our Consolidated Statements of Cash Flows which were previously combined in the line Acquisition/development of real estate and property additions/improvements.  The $584.2 million originally presented has been reclassified as Acquisition of real estate and property additions for $377.0 million, and Development of real estate and property improvements for $207.2 million, to conform to the current year presentation.

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

Pre-development costs, which generally include legal and professional fees and other third-party costs directly related to the construction assets, are capitalized as part of the property being developed.  In the event a development is no longer deemed to be probable of occurring, the capitalized costs are expensed (see also our impairment policies in this note below).

The estimated useful lives of our properties are determined so as to allocate as equitably as possible the depreciation or amortization expense for which services are to be obtained from the use of each property.  We periodically review the estimated useful lives of our properties.  In connection with our recent review, we identified certain properties where we determined the estimated useful lives should be shortened based upon our current assessment.  Therefore, we have prospectively reduced the remaining useful lives to reflect the life over which we expect to obtain services from the use of each of these properties.  The estimated useful lives of our properties range from 10-30 years.

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

Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where we are either the lessor or the lessee. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured.  The remaining term of leases with renewal options at terms significantly below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term.

No significant value has been ascribed to tenant relationships.

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of September 30, 2013
Tenant leases:
In-place value	$811,315	$(403,526)	$407,789

As of December 31, 2012
Tenant leases:
In-place value	$972,495	$(423,492)	$549,003

The above-market tenant leases and below-market ground leases are included in Prepaid expenses and other assets (Note 13); the below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in Accounts payable and accrued expenses (Note 14) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, had the following effects on our Income (loss) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization/accretion effect on continuing operations	$(61,383)	$(83,704)	$(189,523)	$(264,813)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Future amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, is estimated to decrease results from continuing operations as follows:

Year	Amount
2013 Remaining	$52,423
2014	179,862
2015	147,076
2016	114,744
2017	85,564

Management Fees and Other Corporate Revenues

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees, and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates.  Management fees are reported at 100% of the revenue earned from the joint venture in Management fees and other corporate revenues on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within Equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Operations and Comprehensive Income (Loss) and in Property management and other costs in the Condensed Combined Statements of Income in Note 6.  The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Management fees from affiliates	$17,324	$17,565	$50,463	$54,445
Management fee expense	(6,534)	(5,375)	(18,651)	(17,054)
Net management fees from affiliates	$10,790	$12,190	$31,812	$37,391

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

There were no provisions for impairment for the three and nine months ended September 30, 2013 included in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2013, we recorded $5.0 million of impairment charges in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss), which was incurred as a result of the sale of two operating properties.  One of the operating properties was previously transferred to a special servicer and was sold in a lender-directed sale in full satisfaction of the related debt.  This resulted in the recognition of a gain on extinguishment of debt of $25.9 million (Note 4).  The other operating property was a regional mall that was sold for less than its carrying value.

During the three and nine months ended September 30, 2012, we recorded $32.1 million of impairment charges included in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss).  This impairment charge related to one regional mall and was recorded because the estimated fair value of the property, based on our discounted cash flow analysis, was less than the carrying value of the property.  During the three months ended September 30, 2012, we recorded $66.2 million of impairment charges in discontinued operations of our Consolidated Statements of Operations and Comprehensive Income (Loss).  These charges related to two regional malls, two office properties, and two operating properties.  During the nine months ended September 30, 2012, we recorded $76.6 million of impairment charges in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income (Loss), which related to two regional malls, two office properties, and four operating properties.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount.  Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and nine months ended September 30, 2013 and 2012.

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

The impairment section above includes a discussion of all impairments recognized during the nine months ended September 30, 2013 and 2012 that were based on Level 2 inputs.  Note 5 includes a discussion of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs.   Note 9 includes a discussion of our outstanding warrant liability, which was previously measured at fair value using Level 3 inputs.  Note 10 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

NOTE 3        ACQUISITIONS AND JOINT VENTURE ACTIVITY

On June 28, 2013, we acquired the remaining 50% interest in Quail Springs Mall, previously held by our joint venture partner, for total consideration of $90.2 million, which included $55.5 million of cash and the assumption of the remaining 50% of debt.  The investment property was previously recorded under the equity method of accounting and is now consolidated.  The acquisition resulted in a remeasurement of the net assets acquired to fair value.  We recorded Gains from changes in control of investment properties in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2013, since the fair value of the net assets acquired was greater than our investment in the Unconsolidated Real Estate Affiliate and the cash paid to acquire our joint venture partner’s interest.  The table below summarizes the gain calculation:

Total fair value of net assets acquired	$110,893
Previous investment in Quail Springs Mall	(35,610)
Cash paid to acquire our joint venture partner’s interest	(55,507)
Gains from changes in control of investment properties	$19,776

The following table summarizes the allocation of the purchase price to the net assets acquired at the date of acquisition.  These allocations were based on the relative fair values of the assets acquired and liabilities assumed.

Investment in real estate, including intangible assets and liabilities	$186,627
Fair value of debt	(77,204)
Net working capital	1,470
Net assets acquired	$110,893

On May 16, 2013, we formed a joint venture with TIAA-CREF Global Investments, LLC (“TIAACREF”) that holds 100% of The Grand Canal Shoppes and The Shoppes at The Palazzo.  We received $411.5 million in cash, net of debt assumed, and TIAACREF received a 49.9% economic interest in the joint venture.  We recorded Gains from changes in control of investment properties of $200.0 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2013, as a result of this transaction.  We are the general partner, however we account for the joint venture under the equity method of accounting because we share control over major decisions with TIAACREF and TIAACREF has substantive participating rights.  The table below summarizes the gain calculation:

Cash received from joint venture partner	$411,476
Proportionate share of previous investment in The Grand Canal Shoppes and The Shoppes at The Palazzo	(211,468)
Gain from change in control of investment property	$200,008

On April 5, 2012, we acquired the remaining 49% interest in The Oaks and Westroads, previously held by our joint venture partner for total consideration of $191.1 million, which included $98.3 million of cash and the assumption of the remaining 49% of debt and net working capital.  The joint venture properties were previously recorded under the equity method of accounting and are now consolidated.  The acquisition resulted in a remeasurement of the net assets acquired to fair value.  We recorded Gains from changes in control of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

investment properties of $18.5 million for the nine months ended September 30, 2012, since the fair value of the net assets acquired was greater than our investment in the Unconsolidated Real Estate Affiliate and the cash paid to acquire the joint venture partner’s interest.

Our acquisition of the remaining interests in Quail Springs Mall and the formation of the joint venture with TIAACREF constitute the Gains from changes in control of investment properties for the nine months ended September 30, 2013.  Our acquisition of The Oaks and Westroads in 2012 combine to represent the Gains from changes in control of investment properties for the nine months ended September 30, 2012.  These amounts are recognized for their respective year on our Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 4        DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF  OPERATING PROPERTIES

All of our dispositions of Consolidated Properties, for all periods presented, are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) and are summarized in the table below.  Gains on disposition and gains on debt extinguishment are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the property is disposed.

During the nine months ended September 30, 2013, we sold our interests in three non-core assets totaling approximately 2 million square feet of GLA, which reduced our property level debt by $121.2 million. One property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt.  This resulted in a gain on extinguishment of debt of $25.9 million.

During the nine months ended September 30, 2012, we sold our interests in twelve non-core assets totaling approximately four million square feet of GLA, which reduced our property level debt by $161.8 million.

During the nine months ended September 30, 2012, we completed the spin-off of RPI, a 30-mall portfolio totaling approximately 21 million square feet.  The RPI Spin-off was accomplished through a special dividend of the common stock of RPI to holders of GGP common stock as of December 30, 2011.

The following table summarizes the operations of the properties included in discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Retail and other revenue	$114	$15,271	$1,628	$70,730
Total revenues	114	15,271	1,628	70,730
Retail and other operating expenses	279	15,526	1,766	56,233
Provisions for impairment and other gains	—	66,188	4,975	76,581
Total expenses	279	81,714	6,741	132,814
Operating income (loss)	(165)	(66,443)	(5,113)	(62,084)
Interest expense, net	62	(5,294)	(1,475)	(20,478)
Gain on debt extinguishment	—	—	25,894	—
Net income (loss) from operations	(103)	(71,737)	19,306	(82,562)
Provision for income taxes	—	—	—	(23)
Losses on dispositions	(83)	13,212	(849)	13,037
Net (loss) income from discontinued operations	$(186)	$(58,525)	$18,457	$(69,548)

NOTE 5        FAIR VALUE

Fair Value of Operating Properties

We estimate fair value relating to impairment assessments based upon discounted cash flow and direct capitalization models that include all projected cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable.  Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

market rates for each property analyzed.  Based upon these inputs, we determined that our valuations of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy.  For our properties for which the estimated fair value was based on negotiated sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy.  As of September 30, 2013, and December 31, 2012, we carried all of our operating properties at their historical cost, less accumulated depreciation.

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
Fixed-rate debt	$13,908,625	$13,842,305	$14,954,601	$16,190,518
Variable-rate debt	1,655,000	1,689,699	1,012,265	1,040,687
	$15,563,625	$15,532,004	$15,966,866	$17,231,205

(1) Includes market rate adjustments.

The fair value of our junior subordinated notes approximates their carrying amount as of September 30, 2013 and December 31, 2012.  We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 6        UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for all of our Unconsolidated Real Estate Affiliates.

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$970,599	$960,335
Buildings and equipment	8,591,133	7,658,965
Less accumulated depreciation	(2,239,402)	(2,080,361)
Construction in progress	143,440	173,419
Net property and equipment	7,465,770	6,712,358
Investments in unconsolidated joint ventures	—	1,201,044
Net investment in real estate	7,465,770	7,913,402
Cash and cash equivalents	291,657	485,387
Accounts and notes receivable, net	174,125	167,548
Deferred expenses, net	240,495	298,050
Prepaid expenses and other assets	160,403	140,229
Total assets	$8,332,450	$9,004,616

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,504,341	$6,463,377
Accounts payable, accrued expenses and other liabilities	292,652	509,064
Cumulative effect of foreign currency translation (“CFCT”)	(17,863)	(158,195)
Owners’ equity, excluding CFCT	1,553,320	2,190,370
Total liabilities and owners’ equity	$8,332,450	$9,004,616

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$1,535,457	$2,032,175
Less: joint venture partners’ equity	(784,034)	(1,105,457)
Plus: excess investment/basis differences	1,693,578	1,939,153
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,445,001	$2,865,871

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$2,461,847	$2,865,871
Liability - Investment in and loans to/from Unconsolidated Real Estate Affiliates	(16,846)	—
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,445,001	$2,865,871

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$196,941	$176,020	$564,339	$531,995
Tenant recoveries	84,872	74,767	244,161	225,059
Overage rents	7,020	4,553	15,443	12,099
Management and other fees	—	—	—	—
Other	8,075	7,067	22,947	20,923
Total revenues	296,908	262,407	846,890	790,076

Expenses:
Real estate taxes	26,907	23,927	78,516	71,858
Property maintenance costs	8,422	8,838	24,684	27,652
Marketing	3,840	4,080	10,363	10,894
Other property operating costs	44,065	38,898	119,331	114,579
Provision for doubtful accounts	599	1,013	1,861	904
Property management and other costs(1)	13,491	11,388	38,615	36,113
General and administrative	565	427	1,739	1,551
Depreciation and amortization	71,184	62,171	204,895	195,414
Total expenses	169,073	150,742	480,004	458,965
Operating income	127,835	111,665	366,886	331,111

Interest income	390	80	955	533
Interest expense	(73,468)	(67,652)	(208,971)	(211,852)
Provision for income taxes	(131)	(221)	(419)	(672)
Equity in income of unconsolidated joint ventures	—	—	—	—
Income from continuing operations	54,626	43,872	158,451	119,120
Discontinued operations	8,774	7,775	26,884	39,738
Allocation to noncontrolling interests	(12)	(3)	22	(39)
Net income attributable to the ventures	$63,388	$51,644	$185,357	$158,819

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$63,388	$51,644	$185,357	$158,819
Joint venture partners’ share of income	(34,337)	(30,050)	(102,078)	(95,005)
Amortization of capital or basis differences	(15,067)	460	(42,114)	(23,965)
Equity in income of Unconsolidated Real Estate Affiliates	$13,984	$22,054	$41,165	$39,849

(1)         Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The amounts described as Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 20 domestic joint ventures, comprising 31 regional malls, and one international joint venture, comprising one property in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  We manage most of the domestic properties owned by these joint ventures.  As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

On September 16, 2013, we contributed $40.3 million to a joint venture that acquired a portfolio comprised of two properties in the Union Square area of San Francisco, California.  We have a 50% interest in the joint venture and account for the joint venture under the equity method of accounting because we share control over major decisions with our joint venture partner, which has substantive participating rights.

Aliansce Shopping Centers S.A.

On September 30, 2013, we closed on the sale of our investment in Aliansce Shopping Centers, S.A. (“Aliansce”) to Canada Pension Plan Investment Board and Rique Empreendimentos e Participacoes Ltda. (“Rique”), which includes a member of Aliansce management.  The sale of the stock resulted in a loss of $2.8 million on our investment in the Unconsolidated Real Estate Affiliate, including the realization of accumulated foreign currency translation losses and a note receivable issued to Rique.  The note receivable is recorded in Accounts and notes receivable on the Consolidated Balance Sheets at September 30, 2013. The note receivable is denominated in Brazilian reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock of Aliansce, and requires annual principal and interest payments over the five year term.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The disposition is recorded as discontinued operations within Equity in Income of Unconsolidated Real Estate Affiliates in the table above.  The table below summarizes the loss calculation:

Cash received from acquirers	$446,322
Note receivable from Rique	151,127
GGP’s investment in Aliansce	(490,388)
Accumulated foreign currency translation adjustment realized	(109,861)
Loss on sale of Aliansce	$(2,800)

As of September 30, 2013, we still hold a 35% noncontrolling interest in a large regional mall, Shopping Leblon, in Rio de Janeiro, Brazil which is accounted for under the equity method.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $3.2 billion as of September 30, 2013 and $3.1 billion as of December 31, 2012, including Retained Debt (as defined below).  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our proportionate share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our proportionate share of the non-recourse mortgage indebtedness.  The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We had retained debt of $90.9 million at one property as of September 30, 2013, and $91.8 million as of December 31, 2012.  We are obligated to contribute funds on an ongoing basis to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in them, could be reduced to the extent of such deficiencies.  As of September 30, 2013, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 7        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	September 30,	Weighted-Average	December 31,	Weighted-Average
	2013(1)	Interest Rate(2)	2012(3)	Interest Rate(2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$13,894,327	4.56%	$14,225,011	4.88%
Corporate and other unsecured loans	14,298	4.41%	729,590	6.51%

Total fixed-rate debt	13,908,625	4.56%	14,954,601	4.96%

Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,600,000	2.64%	1,012,265	3.42%
Corporate revolver	55,000	4.50%	—	0.00%
Total variable-rate debt	1,655,000	2.70%	1,012,265	3.42%

Total Mortgages, notes and loans payable	$15,563,625	4.36%	$15,966,866	4.86%

Junior Subordinated Notes	$206,200	1.72%	$206,200	1.76%

(1) Includes net ($2.7) million of debt market rate adjustments.

(2) Represents the weighted-average interest rates on our principal balances, excluding the effects of deferred finance costs.

(3) Includes net ($23.3) million of debt market rate adjustments.

(4) Properties provide mortgage collateral as guarantors.  $1.5 billion of the balance is cross-collateralized.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2013, $19.1 billion of land, buildings and equipment (before accumulated depreciation), and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.6 billion of debt, are cross-collateralized with other properties.  Although a majority of the $15.5 billion of fixed and variable-rate collateralized mortgages, notes and loans payable are non-recourse, $1.6 billion of such mortgages, notes and loans payable are recourse to the Company.  In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the nine months ended September 30, 2013, we refinanced consolidated mortgage notes totaling $4.6 billion related to 33 properties with net proceeds of $1.1 billion.  The prior loans had a weighted-average term-to-maturity of 2.8 years, and a weighted-average interest rate of 4.9%.  The new loans have a weighted-average term-to-maturity of 8.2 years, and a weighted-average interest rate of 3.4%.

$1.5 billion of the refinanced debt relates to a corporate loan secured by cross-collateralized mortgages on 16 properties with a weighted-average interest rate of LIBOR + 2.50% and a term-to-maturity of 3.0 years (with 2 one-year options).  The prior loans were secured by 16 properties and had a weighted-average interest rate of 3.98% and a term-to-maturity of 3.3 years.  During the nine months ended September 30, 2013, we expensed financing fees of $6.6 million associated with this loan in Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss), and we capitalized $9.5 million as deferred financing costs within Deferred expenses on our Consolidated Balance Sheets.

Unsecured Loans

During the nine months ended September 30, 2013, we paid down $700.5 million of corporate unsecured bonds.  We have certain unsecured debt obligations, the terms of which are described below:

	September 30,	Weighted-Average	December 31,	Weighted-Average
	2013(2)	Interest Rate	2012 (3)	Interest Rate
Unsecured debt:
Unsecured Corporate Bonds - 2010 Indenture	$—	—	$608,688	6.75%
HHC Note(1)	14,747	4.41%	19,347	4.41%
Unsecured Corporate Bonds - 1995 Indenture	—	—	91,786	5.38%
Corporate revolver	55,000	4.50%	—	—

Total unsecured debt	$69,747	4.48%	$719,821	6.51%

(1) Matures in December 2015.

(2) Excludes a market rate discount of $0.4 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets.  The market rate discount amortizes as an addition to interest expense over the life of the loan.

(3) Excludes a net market rate premium of $9.8 million that increases the total amount that appears outstanding in our Consolidated Balance Sheets.  The market rate premium amortizes as a reduction to interest expense over the life of the respective loan.

On February 14, 2013, the Company redeemed $91.8 million of the 5.38% unsecured corporate bonds due November 26, 2013.  The bonds were redeemed in cash at the “Make-Whole Price”, as defined in the applicable indenture, plus accrued and unpaid interest up to, but excluding, the redemption date. We incurred debt extinguishment costs of $3.5 million in connection with the redemption, which is recorded within Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss).

On May 1, 2013, the Company redeemed $608.7 million of the 6.75% unsecured corporate bonds due November 9, 2015.  The bonds were redeemed in cash at the “Make-Whole Price”, as defined in the applicable indenture, plus accrued and unpaid interest up to, but excluding, the redemption date.  We incurred debt extinguishment costs of $20.5 million in connection with the redemption, which is recorded within Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The unsecured corporate bonds had covenants, including ratios of secured debt-to-gross assets and total debt-to-gross assets that governed our ability to incur debt for certain assets.  As a result of the redemptions of the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

unsecured corporate bonds, the Company and related assets are no longer subject to the unsecured corporate bonds’ covenants.

Our revolving credit facility (the “Facility”) provides for revolving loans of up to $1.0 billion.  The Facility has an uncommitted accordion feature for a total facility of up to $1.3 billion.  The Facility is scheduled to mature in April 2016 and is guaranteed by certain of our subsidiaries and secured by (i) a first-lien on the capital stock of certain of our subsidiaries and (ii) various additional collateral.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 200 to 275 basis points which is determined by the Company’s leverage level.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of September 30, 2013. $55.0 million was outstanding on the Facility, as of September 30, 2013 (Note 17).

Junior subordinated notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006.  The Trust also issued $6.2 million of common securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate Junior subordinated notes of GGPLP due 2041.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior subordinated notes.  The Junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  We have recorded our Junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $22.3 million as of September 30, 2013 and $21.7 million as of December 31, 2012. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of September 30, 2013 with the exception of two properties transferred to a special servicer.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income.  Generally, we are currently open to audit by the Internal Revenue Service for the years ended December 31, 2010 through 2012 and are open to audit by state taxing authorities for the years ended December 31, 2009 through 2012.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will change from those recorded at September 30, 2013, although such change is not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

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
	120,000,000

(1) On December 31, 2012, the Pershing Square Warrants were purchased by the Brookfield Investor.

(2) On January 28, 2013, the Fairholme and Blackstone Warrants (A and B) were purchased by GGP.

The Brookfield Investor Warrants and the Blackstone Warrants (A and B) were immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants were exercisable (for the initial 6.5 years from the issuance) only upon 90 days prior notice, but there is no obligation to exercise at any point from the end of the 90 day notification period through maturity.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

		Exercise Price
			Fairholme, Pershing
Record Date	Issuable Shares (1)	Brookfield Investor and Blackstone - B (2)	Square and Blackstone - A (2) (3)
April 16, 2012	132,372,000	9.75	9.52
July 16, 2012	133,116,000	9.69	9.47
October 15, 2012	133,884,000	9.64	9.41
December 14, 2012	134,640,000	9.58	9.36
April 16, 2013	83,443,178	9.53	9.30
July 16, 2013	83,945,892	9.47	9.25

(1) Issuable shares as of April 16, 2013 exlcude the Fairholme and Blackstone A and B warrants purchased by GGPLP.

(2) On January 28, 2013, the Fairholme and Blackstone Warrants (A and B) were purchased by GGPLP.

(3) On December 31, 2012, the Pershing Square Warrants were purchased by the Brookfield Investor.

On December 31, 2012, the Brookfield Investor acquired all of the 16,430,000 Warrants held by Pershing Square for a purchase price of approximately $272 million. At the time of purchase, the Pershing Square Warrants were exercisable into approximately 10 million common shares of the Company at a weighted-average exercise price of approximately $9.36 per share, assuming net share settlement (i.e. receive shares in common stock equivalent to the intrinsic value of the warrant at the time of exercise).  In connection with the transaction, Brookfield Investor and Pershing Square are required to abide by certain undertakings outlined in their Warrant Purchase Agreement dated December 31, 2012, which was filed on the same date.

On January 28, 2013, GGPLP acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million.  At the time of purchase, the GGPLP Warrants were exercisable into approximately 27 million common shares of the Company at a weighted-average exercise price of approximately $9.37 per share, assuming net share settlement.  On March 26, 2013, GGPLP exercised its warrants and was issued approximately 27.5 million shares of GGP’s common stock, under net share settlement (See Note 11 for further discussion).

As a result of the transactions occurring on December 31, 2012, and January 28, 2013, the Brookfield Investor is now the sole third party owner of the Warrants.  Brookfield Investor has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 65,000,000 shares of common stock) or net share settle.   The remaining 16,430,000 Warrants held by Brookfield Investor must be net share settled.  As of September 30, 2013, Brookfield Investor’s Warrants are exercisable into approximately 43 million common shares of the Company, at a weighted-average exercise price of approximately $9.42 per share.  Due to their ownership of the Warrants, Brookfield Investor’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

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

The following table summarizes the change in fair value of the Warrants which is measured on a recurring basis using Level 3 inputs:

	Nine Months Ended September 30,
	2013	2012
Balance as of January 1,	$1,488,196	$985,962
Warrant liability adjustment	40,546	413,081
Purchase of Warrants by GGPLP	(633,229)	—
Reclassification to equity	(895,513)	—
Balance as of September 30,	$—	$1,399,043

The following table summarizes the estimated fair value of the Warrants and significant observable and unobservable inputs used in the valuation as of March 28, 2013 and December 31, 2012:

	March 28, 2013		December 31, 2012
Fair value of Warrants	$895,513		$1,488,196

Observable Inputs
GGP stock price per share	$19.88		$19.85
Warrant term	4.62		4.86

Unobservable Inputs
Expected volatility	30%		33%
Range of values considered	(15% - 65%	)	(20% - 65%	)

Discount for lack of marketability	3%		3%
Range of values considered	(3% - 7%	)	(3% - 7%	)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Distributions to preferred Operating Partnership units	$(2,335)	$(2,335)	$(7,006)	$(10,104)
Net (income) loss allocation to noncontrolling interests in operating partnership from continuing operations (common units)	(160)	1,603	(1,555)	3,753
Net (income) loss allocated to noncontrolling interest in consolidated real estate affiliates	(876)	(547)	(2,146)	115
Allocation to noncontrolling interests	(3,371)	(1,279)	(10,707)	(6,236)

Other comprehensive loss allocated to noncontrolling interests	(362)	(5)	(22)	233
Comprehensive loss allocated to noncontrolling interests	$(3,733)	$(1,284)	$(10,729)	$(6,003)

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

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  If the holders had requested redemption of the Common Units as of September 30, 2013, the aggregate amount of cash we would have paid would have been $123.8 million.

The Operating Partnership issued Convertible Preferred Units that are convertible into Common Units of the Operating Partnership at the rates below (subject to adjustment).  The holder may convert the Convertible Preferred Units into Common Units of the Operating Partnership at any time, subject to certain restrictions.  The Common Units are convertible into common stock at a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of September 30, 2013	Converted Basis to Common Units Outstanding as of September 30, 2013	Conversion Price	Redemption Value
Series B (1)	3.00000	1,279,715	3,991,799	$16.66670	$77,001,806
Series D	1.50821	532,750	803,499	33.15188	26,637,502
Series E	1.29836	502,658	652,631	38.51000	25,132,820
					$128,772,128

(1)  The conversion price of Series B preferred units is lower than the GGP September 30, 2013 closing common stock price of $19.29.  Therefore, a common stock price of $19.29 is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2013 and 2012.

Balance at January 1, 2012	$223,795
Net loss	(3,753)
Distributions	(2,116)
Cash redemption of operating partnership units	(1,134)
Dividend for RPI Spin-Off	3,137
Other comprehensive loss	(233)
Fair value adjustment for noncontrolling interests in Operating Partnership	46,855
Balance at September 30, 2012	$266,551

Balance at January 1, 2013	$268,219
Net income	1,555
Distributions	(2,343)
Cash redemption of operating partnership units	(8,328)
Other comprehensive loss	22
Fair value adjustment for noncontrolling interests in Operating Partnership	(6,566)
Balance at September 30, 2013	$252,559

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2013 and 2012 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2013
July 29	October 15	October 29, 2013	$0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12
2012
November 20	December 14	January 4, 2013	0.11
July 31	October 15	October 29, 2012	0.11
April 26	July 16	July 30, 2012	0.10
February 23	April 16	April 30, 2012	0.10

Our Dividend Reinvestment Plan (“DRIP”) provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested.  As a result of the DRIP elections, 21,106 shares were issued during the nine months ended September 30, 2013 and 2,866,019 shares were issued during the year ended September 30, 2012.

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

The Preferred Stock does not have a stated maturity date but we may redeem the Preferred Stock after February 12, 2018, for $25.00 per share plus all accrued and unpaid dividends.  We may redeem the Preferred Stock prior to February 12, 2018, in limited circumstances that preserve ownership limits and/or our status as a REIT, as well as during certain circumstances surrounding a change of control.  Upon certain circumstances surrounding a change of control, holders of Preferred Stock may elect to convert each share of their Preferred Stock into a number of shares of GGP common stock equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 2.4679 common shares (subject to certain adjustments related to GGP common share splits, subdivisions, or combinations).

On July 29, 2013, our Board of Directors declared a third quarter Preferred Stock dividend of $.03984 per share of Preferred Stock payable on October 1, 2013, to stockholders of record on September 13, 2013.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerators - Basic and Diluted:
Income (loss) from continuing operations	$31,040	$(148,083)	$217,587	$(437,653)
Preferred Stock dividend	(3,984)	—	(10,094)	—
Allocation to noncontrolling interests	(3,372)	(1,203)	(10,581)	(6,263)
Income (loss) from continuing operations - net of noncontrolling interests	23,684	(149,286)	196,912	(443,916)

Discontinued operations	(186)	(58,525)	18,457	(69,548)
Allocation to noncontrolling interests	1	(76)	(126)	27
Discontinued operations - net of noncontrolling interests	(185)	(58,601)	18,331	(69,521)

Net income (loss)	30,854	(206,608)	236,044	(507,201)
Preferred Stock dividend	(3,984)	—	(10,094)	—
Allocation to noncontrolling interests	(3,371)	(1,279)	(10,707)	(6,236)
Net income (loss) attributable to common stockholders	$23,499	$(207,887)	$215,243	$(513,437)

Denominators:
Weighted-average number of common shares outstanding - basic	932,964	938,316	937,200	937,795
Effect of dilutive securities	47,803	—	3,454	—
Weighted-average number of common shares outstanding - diluted	980,767	938,316	940,654	937,795

Anti-dilutive Securities:
Effect of Common Units	6,417	6,860	6,469	6,855
Effect of Stock Options	—	2,897	—	2,242
Effect of Warrants	—	65,690	46,934	58,781
	6,417	75,447	53,403	67,878

Options and Warrants were anti-dilutive for the three and nine months ended September 30, 2012, because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.  In addition, potentially dilutive shares related to the Warrants have been excluded from the denominator in the computation of diluted EPS for the nine months ended September 30, 2013 because they are anti-dilutive.  Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

During the three months ended September 30, 2013, GGPLP repurchased 28,345,108 shares of GGP’s common stock, which are considered treasury shares for $566.9 million. Accordingly these shares have been excluded from the calculation of EPS, and are presented as issued, but not outstanding on our Consolidated Balance Sheets.

At September 30, 2013, our consolidated subsidiary, GGPLP, owns 27,459,195 shares of GGP’s common stock.  Accordingly, these shares have been excluded from the calculation of EPS, and are presented as issued, but not outstanding on our Consolidated Balance Sheets. As of December 31, 2012 GGPLP did not own any shares of GGP’s common stock.

NOTE 12                  STOCK-BASED COMPENSATION PLANS

The General Growth Properties, Inc. 2010 Equity Plan (the ‘‘Equity Plan’’) reserved for issuance of 4% of outstanding shares on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the ‘‘Awards’’). Directors, officers and other employees of GGP’s and its subsidiaries and affiliates are eligible for the Awards.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Compensation expense related to stock-based compensation plans for the three and nine months ended September 30, 2013 and 2012 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Stock options - Property management and other costs	$1,367	$732	$3,702	$2,402
Stock options - General and administrative	2,439	1,593	7,053	4,704
Restricted stock - Property management and other costs	440	372	1,255	1,269
Restricted stock - General and administrative	1,805	1,982	5,424	5,948
Total	$6,051	$4,679	$17,434	$14,323

The following tables summarize stock option activity for the nine months ended September 30, 2013 and 2012:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options Outstanding at January 1,	9,692,499	$13.59	11,503,869	$15.65
Granted	5,971,108	19.25	—	—
Exercised	(309,220)	14.32	(386,029)	13.56
Forfeited	(233,302)	14.22	(351,856)	14.65
Expired	(21,510)	15.36	(499,088)	46.39
Stock options Outstanding at September 30,	15,099,575	$15.78	10,266,896	$13.64

There was no significant restricted stock activity for the three and nine months ended September 30, 2013 and 2012.

NOTE 13                  PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30, 2013			December 31, 2012
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$1,043,588	$(455,549)	$588,039	$1,230,117	$(425,837)	$804,280
Below-market ground leases, net	164,063	(12,539)	151,524	169,539	(9,825)	159,714
Real estate tax stabilization agreement, net	111,506	(18,256)	93,250	111,506	(13,523)	97,983
Total intangible assets	$1,319,157	$(486,344)	$832,813	$1,511,162	$(449,185)	$1,061,977

Remaining Prepaid expenses and other assets:
Security and escrow deposits			195,581			181,481
Prepaid expenses			70,618			54,514
Other non-tenant receivables			5,988			12,450
Deferred tax, net of valuation allowances			1,118			902
Other			14,167			18,141
Total remaining Prepaid expenses and other assets			287,472			267,488
Total Prepaid expenses and other assets			$1,120,285			$1,329,465

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 14                  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30, 2013			December 31, 2012
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance

Intangible liabilities:
Below-market tenant leases, net	$628,706	$(256,771)	$371,935	$725,878	$(251,896)	$473,982
Above-market headquarters office leases, net	15,268	(4,696)	10,572	15,268	(3,393)	11,875
Above-market ground leases, net	9,756	(1,087)	8,669	9,756	(805)	8,951
Total intangible liabilities	$653,730	$(262,554)	$391,176	$750,902	$(256,094)	$494,808

Remaining Accounts payable and accrued expenses:
Accrued interest			78,920			185,461
Accounts payable and accrued expenses			103,575			147,386
Accrued real estate taxes			108,316			69,955
Deferred gains/income			90,365			99,861
Accrued payroll and other employee liabilities			56,431			34,802
Construction payable			93,645			80,225
Tenant and other deposits			21,627			22,870
Insurance reserve liability			16,671			15,796
Capital lease obligations			12,855			13,292
Conditional asset retirement obligation liability			10,952			12,134
Uncertain tax position liability			5,906			5,873
Other			15,759			29,768
Total remaining Accounts payable and accrued expenses			615,022			717,423
Total Accounts payable and accrued expenses			$1,006,198			$1,212,231

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

Urban Litigation

In October 2004, certain limited partners (the “Urban Plaintiffs”) of Urban Shopping Centers, L.P. (“Urban”) filed a lawsuit against Urban’s general partner, Head Acquisition, L.P. (“Head”), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head’s general partners (collectively, the “Urban Defendants”), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership.  On June 24, 2013, the court held oral argument on the parties’ cross-motions for partial summary judgment. The court has scheduled a status conference for November 7, 2013, and has indicated that a decision on the motions will be forthcoming by that date. At this time, no new trial date has been scheduled. As a result of our consideration of the risks associated with this matter as well as discussions with counsel, the Company has concluded that we cannot reasonably estimate a possible range of potential loss related to the Urban Plaintiffs’ lawsuit due to the broad spectrum of monetary and non-monetary remedies that may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants.  Therefore, no liability has been accrued and no range of loss has been disclosed as of September 30, 2013.

John Schreiber, one of our former directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us.

Default Interest

Pursuant to the Plan, the Company cured and reinstated that certain note (the “Homart Note”) in the original principal amount of $254.0 million between GGPLP and The Comptroller of the State of New York as Trustee of the Common Retirement Fund (“CRF”) by payment in cash of accrued interest at the contractual non-default

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

rate.   CRF, however, contended that the Company’s bankruptcy caused the Company to default under the Homart Note and, therefore, post-petition interest accrued under the Homart Note at the contractual default rate was due for the period June 1, 2009 until November 9, 2010.  On June 16, 2011, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) ruled in favor of CRF, and, on June 22, 2011, the Company elected to satisfy the Homart Note in full by paying CRF the outstanding default interest and principal amount on the Homart Note totaling $246.0 million.  As a result of the ruling, the Company incurred and paid $11.7 million of default interest expense during the year ended December 31, 2011. The Company appealed the Bankruptcy Court’s order and reserved its right to recover the payment of default interest.  On March 13, 2013, the parties reached a settlement.  In exchange for the Company’s dismissal of its appeal, CRF waived all claims to attorneys’ fees.

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

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Internal Revenue Service has opened an audit for these two taxpayers for 2009 through 2011 with respect to MPC Taxes.  We have accrued $303.6 million as of September 30, 2013 and $303.8 million as of December 31, 2012 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012.  As a result of our consideration of the risks associated with this matter, as well as discussions with counsel, the Company believes that the aggregate liability recorded of $325.2 million represents management’s best estimate of our liability as of September 30, 2013 and that the probability that we will incur a loss in excess of this amount is remote.  It is possible that we may make payments on the tax indemnification liability in the next twelve months.  We do not expect that these payments will exceed the tax indemnification liability accrued as of September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Contractual rent expense, including participation rent	$3,396	$3,411	$10,456	$10,200
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	2,190	2,141	6,798	6,387

See Note 8 and Note 15 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 17                  SUBSEQUENT EVENTS

According to Sandeep Mathrani’s employment agreement that was entered into in October 2010 and amended on October 31, 2012, he was granted 1,500,000 shares of restricted common stock, which vest one third on the first anniversary and two thirds on third anniversary of the grant date. On October 31, 2013, the Compensation Committee amended the vesting provision set forth in the employment agreement so  that the remaining 1,000,000 shares of restricted stock vest in November 2014. There was no change in compensation expense as a result of the award vesting modification.

On October 28, 2013, our Board of Directors declared a third quarter common stock dividend of $0.14 per share of common stock payable on January 2, 2014, to stockholders of record on December 13, 2013.

On October 28, 2013, our Board of Directors declared a third quarter Preferred Stock dividend of $0.3984 per share of Preferred Stock payable on January 2, 2014, to stockholders of record on December 13, 2013.

On October 24, 2013, the Company acquired 200 Lafayette Street in New York, New York for $148.8 million.

On October 23, 2013, the Company amended the Facility. As part of this amendment, the Company extended the maturity date from April 2016 to October 2018. The Facility is unsecured. The interest rate for borrowings has decreased from the range LIBOR plus 200 to 275 to the range LIBOR plus 132.5 to 195 basis points, which is determined by the Company’s leverage level.

On October 18, 2013, the Company sold Eden Prairie Mall in Eden Prairie, Minnesota for $100.0 million. The Company netted approximately $19.0 million in proceeds after closing costs and the repayment of approximately $71.6 million of mortgage note secured by the property.

On October 9, 2013, the Company acquired 830 North Michigan Avenue in Chicago, Illinois for $166.0 million.

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

Overview

Our primary business is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders.  Our properties are predominantly located in the United States.  We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes.  Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

As of September 30, 2013, we are the owner, either entirely or with joint venture partners, of 123 regional malls comprising approximately 127 million square feet of GLA.  The regional mall portfolio generated tenant sales of $562 per square foot during the third quarter of 2013; including 73 Class A malls generating average tenant sales of $654 per square foot and contributing approximately 71% of our share of Company net operating income (‘‘NOI’’) (as defined below) for the three months and contributing approximately 70% of our share of Company NOI for the nine months ended September 30, 2013.

Our company’s growth is focused on three major areas:

1) increasing permanent occupancy;

2) increasing rental revenues by leasing at higher rents than those expiring; and

3) creating value from our redevelopment activities.

We have seen an expansion of the spread, or variance, between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2013 exhibited initial rents that were 12.2% higher than the final rents paid on expiring leases, on a gross basis. We have identified $2.0 billion of redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls.  We anticipate generating stabilized returns in the high single to low double digits on these projects as they commence operations.  The internal growth drivers within our existing portfolio are strongly complemented by the industry’s lack of new supply of mall space over the next five years and the anticipated resilient demand for space from retailers, both domestic and international.

We believe our long-term strategy can provide our shareholders with a risk-adjusted total return comprised of dividends and share price appreciation.

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

•                  dispose of properties in our portfolio that do not fit within our long-term strategy, including certain of our office properties, strip centers and regional malls; and

•                  control operating expenses by leveraging our scale to maximize operational synergies.

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

Financial Overview

Our Company NOI (as defined below) increased 5.1% from $1.5 billion for the nine months ended September 30, 2012 to $1.6 billion for the nine months ended September 30, 2013.  Our Company FFO (as defined below) increased 17.7% from $680.3 million for the nine months ended September 30, 2012 to $801.0 million for the nine months ended September 30, 2013.

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

We completed transactions and achieved operational goals in order to promote our long-term strategy to enhance the quality of our overall portfolio as follows:

•                  sold our investment in Aliansce (Note 6);

•                  formed a joint venture that acquired a portfolio comprised of two properties in the Union Square area of San Francisco for total consideration of $40.3 million (Note 6);

•                  acquired the 50% interest in Quail Springs Mall, previously held by our joint venture partner, for total consideration of $90.2 million (Note 3); and

•                  sold our interests in three non-core assets totaling approximately 2 million square feet of GLA, which reduced our property level debt by $121.2 million (Note 4).

Operating Metrics

Regional Mall Metrics

The following table summarizes selected operating metrics for our portfolio of regional malls.

	September 30, 2013 (1)	September 30, 2012 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$66.92	$66.84	0.12%
Unconsolidated Properties	80.27	73.37	9.40%
Total	$70.69	$68.62	3.02%

Percentage Leased
Consolidated Properties	96.4%	95.3%	110	bps
Unconsolidated Properties	97.0%	96.3%	70	bps
Total	96.6%	95.5%	110	bps

Tenant Sales
Consolidated Properties	$518	$521	-0.58%
Unconsolidated Properties	673	594	13.30%
Total	$562	$541	3.88%

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

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Average Rent Spread	% Change
New Leases(3)	567	1,764,173	8.7	$70.11	$55.91	$14.20	25.4%
Renewal Leases(3)	934	2,823,026	4.4	59.08	56.78	2.30	4.1%
New/Renewal Leases(3)	1,501	4,587,199	6.1	$63.32	$56.44	$6.88	12.2%

(1) Represents initial rent or average rent over the term consisting of base minimum rent, common area costs and real estate taxes.

(2) Represents expiring rent at end of lease consisting of base minimum rent, common area costs and real estate taxes.

(3) Represents leases where downtime between the new and previous tenant in the suite was less than nine months.

Results of Operations

Three Months Ended September 30, 2013 and 2012

The following table is a breakout of the components of minimum rents:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$395,613	$395,210	$403	0.1%
Lease termination income	3,299	1,376	1,923	139.8
Straight-line rent	11,553	18,285	(6,732)	(36.8)
Above and below-market tenant leases, net	(17,531)	(20,135)	2,604	(12.9)
Total Minimum rents	$392,934	$394,736	$(1,802)	(0.5)%

Minimum rents were flat during the third quarter of 2013 compared to the third quarter of 2012.

Overage rent decreased by $3.5 million in part due to the change in ownership of The Grand Canal Shoppes and The Shoppes at the Palazzo, during the second quarter of 2013, which resulted in $1.8 million less in overage rent in the third quarter of 2013 compared to the third quarter of 2012.

Other revenue increased by $3.7 million due to the receipt of a $0.8 million tax settlement related to a previously-disposed property, a milestone payment of $0.9 million related to the sale of our third party management business in 2010, and a $0.8 million of gain on the sale of marketable securities.

Other property operating costs and Property management and other costs were both flat during the third quarter of 2013 compared to the third quarter of 2012 as a result of our operating expense management initiatives.

Depreciation and amortization expense decreased by $11.4 million. This decrease is primarily due to the change in ownership of The Grand Canal Shoppes and The Shoppes at the Palazzo during the second quarter of 2013, which resulted in $8.1 million less in depreciation and amortization expense. Further decrease is due to lower net amortization expense related to lease intangibles. These decreases are partially offset by the accelerated depreciation related to the change in the estimated useful lives at certain operating properties (Note 2).

Interest expense decreased by $21.7 million primarily due to the redemption of $1.3 billion of unsecured corporate bonds.  The unsecured corporate bonds were redeemed subsequent to September 30, 2012 and prior to July 1, 2013.

Preferred Stock issued during the first quarter of 2013 resulted in $4.0 million in preferred dividends accrued during the third quarter of 2013.  Refer to Note 10 for further discussion.

Equity in income of Unconsolidated Real Estate Affiliates decreased $8.1 million. This decrease was primarily due to a 2012 decrease in amortization expense related to our basis in our investment in Unconsolidated Real Estate Affiliates that increased 2012 Equity in income of Unconsolidated Real Estate Affiliates.

Nine months Ended September 30, 2013 and 2012

The following table is a breakout of the components of minimum rents:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,195,511	$1,162,568	$32,943	2.8%
Lease termination income	11,077	7,964	3,113	39.1
Straight-line rent	36,767	49,045	(12,278)	(25.0)
Above and below-market tenant leases, net	(53,064)	(64,920)	11,856	(18.3)
Total Minimum rents	$1,190,291	$1,154,657	$35,634	3.1%

Minimum rents increased by $35.6 million primarily due to increased permanent occupancy from 92.4% as of September 30, 2012 to 94.8% as of September 30, 2013.

Tenant recoveries increased $15.3 million primarily due to higher real estate tax recoveries which were driven by increased Real estate tax expense and therefore recovery income.  Additionally, we settled a multi-year real estate tax case with a municipality at one operating property, which resulted in a $5.1 million recovery.

Real estate taxes increased $14.9 million primarily due to an $11.1 million multi-year real estate tax settlement with a municipality at one operating property during the first quarter of 2013.

Other property operating costs and Property management and other costs were flat for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of our operating expense management initiatives.

Depreciation and amortization expense decreased by $19.6 million primarily due to the change in ownership of The Grand Canal Shoppes and The Shoppes at the Palazzo during the second quarter of 2013, which resulted in $12.7 million less in depreciation and amortization expense. Further decrease is due to lower net amortization expense related to lease intangibles. These decreases are partially offset by accelerated depreciation associated with a change in the estimated useful lives at certain operating properties (Note 2).

Interest expense decreased by $27.2 million primarily due to the redemption of $1.3 billion of unsecured corporate bonds subsequent to September 30, 2012.  The decrease is also due to capitalization of $6.6 million of interest costs related to development projects. This decrease is partially offset by a write-off of a market rate adjustment related to the refinancing of Ala Moana, which reduced interest expense during 2012.

The Warrant liability adjustment represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability.  We incurred a net Warrant liability adjustment of $40.5 million during the first quarter of 2013.  This adjustment reflects our purchase of the Warrants from Fairholme and Blackstone, as the amount paid exceeded the liability by approximately $55 million.  This was partially offset by the revaluation of the remaining Brookfield Investor Warrants as of March 28, 2013.  As of March 28, 2013, an amendment to the warrant agreement changed the classification of the Warrants owned by Brookfield from a liability to a component of permanent equity.  As a result, the Warrants have not been revalued after March 28, 2013.  Refer to Note 9 for a discussion of transactions related to the Warrants.

The Warrant liability adjustment of $413.1 million in the nine months ended September 30, 2012 as a result of an increase in our stock price within the quarter, which was partially offset by the effect of a decrease in the Warrants’ implied volatility.

The Gain from change in control of investment properties of $219.8 million in 2013 is due to a newly-formed joint venture that holds The Grand Canal Shoppes and The Shoppes at the Palazzo, and the purchase of the remaining interest in Quail Springs Mall, previously held in a joint venture (Note 3). The 2012 Gain from change in control of investment properties of $18.5 million relates to the purchase of our partner’s interest in two regional malls previously held in a joint venture.

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

Preferred Stock issued during the first quarter of 2013 resulted in $10.1 million in preferred dividends accrued during the nine months ended September 30, 2013.  Refer to Note 10 for further discussion.

Liquidity and Capital Resources

Our primary source of cash is from day-to-day ownership and management of our properties.  We may also raise cash from refinancings, or borrowings under our revolving credit facility.  Our primary uses of cash include payment of operating expenses, working capital, debt service, including principal and interest, reinvestment in or acquisition of properties, redevelopment of properties, tenant allowances and dividends.

Capital

Our capital plan is to obtain financial flexibility by managing our future maturities, cross collateralizations and corporate guarantees, and providing the necessary capital to fund growth.  Our long term goal is to decrease our overall net debt to earnings before interest, taxes and depreciation and amortization, or EBITDA, and leverage ratios by improving operations, amortization of debt and refinancing debt at improved terms. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $603.5 million of consolidated unrestricted cash and $945.0 million of available credit under our credit facility as of September 30, 2013, as well as anticipated cash provided by operations.

Our key financing and capital raising objectives include the following:

•              refinance our maturing debt, and certain debt prepayable without penalty, managing future maturities and reducing amount of debt recourse to us; and

•              dispose of properties in our portfolio that do not fit within our long-term strategy.

We may also raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnership or other capital raising activities.

During the nine months ended September 30, 2013, we executed the following refinancing and capital transactions:

•                  acquired 28,345,108 shares of our common stock for $566.9 million;

•                  completed $4.6 billion of secured financings, including the $1.5 billion secured corporate loan, lowering the average interest rate, lengthening the term-to-maturity, and generating net proceeds of approximately $1.1 billion;

•                  issued 10,000,000 shares of 6.375% Preferred Stock, generating proceeds of approximately $250 million before issuance costs; and

•                  redeemed $700.5 million of unsecured corporate bonds with a weighted-average interest rate of 6.57%.  The redeemed unsecured corporate bonds were scheduled to mature in 2013 and 2015.

As of September 30, 2013, we have $2.5 billion of debt pre-payable at par.  We may pursue opportunities to refinance this debt at lower interest rates and longer terms.

As a result of our financing efforts in 2013, we have reduced the amount of debt due in the next three years from $5.3 billion to $1.3 billion, representing 7.4% of our total debt.  The maximum amount due in any one of the next ten years is no more than $3.0 billion or approximately 17.3% of our total debt.

The following table illustrates the scheduled balloon payments at maturity for our proportionate share of total debt as of September 30, 2013.  As noted above, the $206.2 million of Junior subordinated notes are due in 2041, but we may redeem them any time after April 30, 2011 (Note 7).  As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2017.

	Consolidated(1)	Unconsolidated(1)
2013	$10,956	$—
2014	416,223	—
2015	663,550	183,409
2016	855,367	—
2017	718,032	447,710
Subsequent	11,621,025	2,325,918
	$14,285,153	$2,957,037

(1) Excludes $6.5 million of adjustments related to special improvement district liabilities and debt market rate adjustment.

Acquisitions and Joint Venture Activity

From time-to-time we may acquire high quality retail assets that are consistent with our strategy of owning and operating best-in-class properties within the retail landscape.  Such assets provide long-term embedded growth or potential redevelopment opportunities.

During the nine months ended September 30, 2013, we executed the following acquisitions (at our proportionate share):

•                  acquired a 50% interest in a portfolio comprised of two properties in the Union Square area of San Francisco for $40.3 million and assumed debt of $41.3 million (Note 6);

•                  formed a joint venture with TIAACREF, generating proceeds to GGP of $411.5 million net of debt assumed of $312.1 million (Note 3); and

•                  acquired the 50% interest in Quail Springs Mall, previously held by our joint venture partner, for $55.5 million and assumed debt of $34.7 million (Note 3).

Default Interest Payment

Pursuant to the Plan, we agreed to pay to the holders of claims (the “2006 Lenders”) under a revolving and term loan facility the principal amount of their claims outstanding of approximately $2.6 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate.  In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders.  On on March 13, 2013, we reached a settlement with the holders of claims (the “2006 Lenders”) under a revolving and term loan facility.  In exchange for our dismissal of its appeal, and a payment by us of $97.4 million, the 2006 Lenders waived all claims to attorneys’ fees (Note 15).

Warrants and Brookfield Investor Ownership

On January 28, 2013, GGPLP acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million.  The Warrants were exercisable into approximately 27 million common shares of the Company at a weighted-average exercise price of $9.37 per share, assuming net share settlement.

As a result of the GGPLP/Fairholme/Blackstone transaction mentioned above, the Brookfield Investor is now the sole third party holder of the Company’s remaining outstanding Warrants, which are exercisable into approximately 43 million common shares of the Company at a weighted-average exercise price of $9.42 per share, assuming net share settlement.

The Warrants will continue to adjust for dividends paid by the Company.  At maturity, we estimate that net share settlement ownership of the Brookfield Investor in us would be 42.0% after considering the transactions above. If the Brookfield Investor held the Warrants to maturity, assuming net share settlement and no other changes other than regular dividend adjustments, they would own approximately 42.6% of the Company.  If the Brookfield Investor held the Warrants to maturity, assuming (a) the stock price increased $10 per share, (b) the Warrants were adjusted for the impact of regular dividends and (c) net share settlement, the Brookfield Investor’s potential ownership would increase to approximately 43.2% of the Company.

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

	Brookfield Investor	Fairholme/Blackstone	Total
	(Dollars in thousands)
December 31, 2012	$913,000	$575,000	$1,488,000
Warrant Expense (income)	(17,500)	58,000	40,500
Purchase of Fairholme/Blackstone	—	(633,000)	(633,000)
Reclassification to Equity	(895,500)	—	(895,500)
September 30, 2013	$—	$—	$—

Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties with our joint venture partners primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.  These redevelopment projects within our portfolio were identified as providing compelling risk-adjusted returns on investment.

These redevelopments represent organic growth and we expect to achieve double-digit returns on investment (on average, cash on cash, first year stabilized).  We plan to fund these costs with available cash flow, construction financing, and proceeds from debt refinancings.  We continue to evaluate a number of other redevelopment prospects to further enhance the quality of our assets.  The following table illustrates our redevelopments.

Selected Expansions and Redevelopments (dollars in millions, at shre)

Property	Description	Ownership %	GGP’s Total Projected Share of Cost	GGP’s Investment to Date (1)	Expected Return on Investment (2)	Expected Project Completion

Completed
Northridge	The Sports Authority, Yardhouse and Plaza	100%	$12.2	$11.1	14-15%	Q1 2013
Northridge, CA

Other Projects	Redevelopment projects at various malls (6 Properties)	N/A	25.0	24.8	9-10%	Various
Various Malls

	Total Completed Projects		$37.2	$35.9	12%

Under Construction
Fashion Show	Addition of Macy’s Men’s and inline	100%	$35.5	$26.5	20%	Q4 2013
Las Vegas, NV

Oakwood Center	West wing redevelopment and Dick’s Sporting Goods	100%	19.0	10.9	10%	Q4 2013
Gretna, LA

Glendale Galleria (3)	Addition of Bloomingdale’s, remerchandising, business development and renovation	50%	51.7	34.8	11-12%	Q4 2013
Glendale, CA

The Mall in Columbia	Lifestyle expansion	100%	23.6	8.8	11-12%	Q4 2013
Columbia, MD

Oakbrook Center	Conversion of former anchor space into Container Store, Fixtures Living and inline	48%	15.0	8.3	10-11%	Q4 2013
Oakbrook, IL

The Woodlands (3)	Addition of Nordstrom in former Sears box	100%	44.7	22.8	7-9%	Q3 2014
Woodlands, TX

Mayfair Mall (3)	Nordstrom	100%	72.3	0.7	6-8%	Q3 2015
Wauwatosa, WI

Ridgedale Center (3) Minnetonka, MN	Nordstrom & Macy Expansion, New Inline GLA and refresh	100%	106.2	14.8	8-9%	Q3 2015

Ala Moana Center	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court and renovate existing center	100%	573.2	222.7	9-10%	Q4 2015
Honolulu, HI

Other Projects	Redevelopment projects at various malls (36 Properties)	N/A	275.9	86.9	8-9%	Various
Various Malls

	Total Projects Under Construction		$1,217.1	$437.2	9-11%

Projects in Pipeline

Baybrook Mall	Expansion	53%	$76.3	$0.2	9-10%	TBD
Friendswood, TX

Southwest Plaza	Redevelopment	100%	72.6	0.6	9-10%	TBD
Littleton, CO

Staten Island Mall	Expansion	100%	156.1	0.6	10-11%	TBD
Staten Island, NY

New Mall Development	Ground up mall development	100%	285.0	—	8-10%	TBD
Norwalk, CT

Other Projects	Redevelopment projects at various malls (17 Properties)	N/A	170.1	22.2	10-11%	TBD
Various Malls

	Total Projects in Pipeline		$760.1	$23.6	8-10%

	Total Development Summary		$2,014.4	$496.7	9-11%

(1)              Projected costs and investments to date exclude capitalized interest and overhead.

(2)              Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions.  Actual costs may vary.

(3)              Project ROI includes income related to uplift on existing space.

Our investment in these projects as of September 30, 2013 has increased from December 31, 2012, in conjunction with the applicable development plan and as projects near completion.  Significant increases at Fashion Show and Glendale Galleria were primarily due to the fact that these projects are nearing completion.

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

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Dollars in thousands)
Capital expenditures (1)	$100,357	$87,013
Tenant allowances and capitalized costs (2)	99,667	102,959
Capitalized interest and capitalized overhead	42,409	32,673
Total	$242,433	$222,645

(1)   Reflects only non-tenant operating capital expenditures.

(2)   Reflects tenant allowances on current operating properties.

The increase in Capital expenditures and Capitalized interest is driven by refurbishment projects that improve the quality of our properties and allow us to maintain a best-in-class retail property portfolio.

Dividends

Our Board of Directors declared common stock dividends during 2013 and 2012 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12
2012
November 20	December 14	January 4, 2013	0.11
July 31	October 15	October 29, 2012	0.11
April 26	July 16	July 30, 2012	0.10
February 23	April 16	April 30, 2012	0.10

In addition to the above common stock dividends, our Board of Directors declared Preferred Stock dividends of $0.3984 per share of Preferred Stock on October 28, 2013 payable on January 2, 2014 to stockholders of record on December 13, 2013.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $606.2 million for the nine months ended September 30, 2013 and $607.3 million for the nine months ended September 30, 2012.  Significant components of net cash provided by operating activities include:

2013

•                  in 2013, a decrease in accounts payable and accrued expenses of $(62.7) million primarily attributable to a settlement with the 2006 Lenders (Note 14).

2012

•                  in 2012, a decrease in accounts payable and accrued expenses of $(48.9) million primarily attributable to the payment of the accrued Rouse Properties, Inc. dividend of $426.7 million; and

•                  in 2012, the 2012 increase in restricted cash of $62.7 million primarily attributable to the spin-off of Rouse Properties, Inc. as well as the release of escrows resulting from refinancing certain mortgage debt.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $424.0 million for the nine months ended September 30, 2013 and $(156.6) million for the nine months ended September 30, 2012. Significant components of net cash provided by (used in) investing activities include:

2013

•                  in 2013, $411.5 million in proceeds from the formation of a joint venture with TIAACREF (Note 3);

•                  in 2013, the $(55.5) million acquisition of our joint venture partner’s 50% interest in Quail Springs (Note 3);

•                  in 2013, a $(40.3) million contribution to the joint venture that acquired a portfolio in San Francisco’s Union Square area (Note 6);

•                  in 2013, $446.3 million in proceeds from the sale of our investment in the stock of Aliansce Shopping Centers S.A. (Note 6); and

•                  in 2013, $(90.0) million in deposits paid related to the acquisitions that closed in the fourth quarter of 2013  (Note 17).

2012

•                  in 2012, the $(270.0) million acquisition of interests in 11 Sears anchor pads;

•                  in 2012, the $(98.3) million acquisition of the remaining 49% of The Oaks and Westroads, which were previously owned through a joint venture;

•                  in 2012, proceeds from the disposition of 11 investment properties, $192.4 million; and

•                  in 2012, $289.4 million of distributions received from our Unconsolidated Real Estate Affiliates in excess of income, primarily related to distributions received from three of our joint ventures.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.1 billion for the nine months ended September 30, 2013, and $385.6 million for the nine months ended September 30, 2012.  Significant components of net cash used in financing activities include:

2013

•                  in 2013, $242.0 million of net proceeds from the issuance of Preferred Stock;

•                  in 2013, the $(633.2) million purchase of the Fairholme and Blackstone Warrants (Note 9);

•                  in 2013, $(566.9) million to acquire 28.3 million shares of our common stock;

•                  in 2013, the $(328.7) million cash distributions paid to common stockholders, which were offset by the cash distributions reinvested in common stock via the DRIP of $0.4 million; and

•                  in 2013, the $228.3 million of net proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments.

2012

•                  in 2012, the $(130.1) million of net payments from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments; and

•                  in 2012, the $(281.1) million of cash distributions paid to common stockholders, which were offset by the cash distributions reinvested in common stock via the DRIP of $43.8 million.

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

REIT Requirements

In order to remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of our ordinary taxable income to stockholders.  See Note 8 to the consolidated financial statements for more detail on our ability to remain qualified as a REIT.

Refer also to the critical accounting policies discussed in Note 2.

Non-GAAP Supplemental Financial Measures and Definitions

Net Operating Income (“NOI”) and Company NOI

The Company defines NOI as income from property operations after operating expenses have been deducted, but prior to deducting financing, administrative and income tax expenses.  NOI has been reflected on a proportionate basis (at the Company’s ownership share).  Other REITs may use different methodologies for calculating NOI, and accordingly, the Company’s NOI may not be comparable to other REITs.  The Company considers NOI a helpful supplemental measure of its operating performance because it is a direct measure of the actual results of our properties.  Because NOI excludes general and administrative expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, provision for income taxes, discontinued operations, preferred stock dividends, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.

The Company also considers Company NOI to be a helpful supplemental measure of its operating performance because it excludes from NOI certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. However, due to the exclusions noted, Company NOI should only be used as an alternative measure of the Company’s financial performance.  We present Company NOI and Company FFO (as defined below), as we believe certain investors and other users of our financial information use these measures of the Company’s historical operating performance.

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

We consider FFO a helpful supplemental measure of the operating performance for equity REITs and a complement to GAAP measures because it is a recognized measure of performance by the real estate industry.  FFO facilitates an understanding of the operating performance of our properties between periods because it does not give effect to real estate depreciation and amortization since these amounts are computed to allocate the cost of a property over its useful life.  Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, the Company believes that FFO provides investors with a clearer view of the Company’s operating performance.

As with our presentation of Company NOI, the Company also considers Company FFO to be a helpful supplemental measure of the operating performance for equity REITs because it excludes from FFO certain items that are non-cash and certain non-comparable items such as our Company NOI adjustments, and FFO items such as FFO from discontinued operations related to the spin-off of Rouse Properties, Inc, mark-to-market adjustments on debt and gains on the extinguishment of debt, warrant liability adjustment, and interest expense on debt repaid or settled all which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events.

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

The following tables reconcile operating income to NOI and Company NOI (dollars in thousands) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012

Operating income	$197,430	$155,111

Management fees and other corporate revenues	(17,336)	(17,823)
Property management and other costs	41,458	38,776
General and administrative	10,522	10,045
Provision for impairment	—	32,100
Depreciation and amortization	192,605	203,986
Noncontrolling interest in NOI of Consolidated Properties and other	(3,866)	(2,467)
NOI of unconsolidated properties	100,408	86,246
Total NOI adjustments	323,791	350,863
Proportionate NOI	521,221	505,974
Company NOI adjustments:
Straight-line rent	(14,846)	(22,106)
Above and below-market leases amortization, net	23,625	24,987
Real estate tax stabilization agreement	1,578	1,578
Amortization of below-market ground leases	6,004	1,424
Total Company NOI adjustments	16,361	5,883
Company NOI	$537,582	$511,857

	Nine Months Ended September 30,
	2013	2012

Operating income	$599,618	$514,534

Management fees and other corporate revenues	(50,575)	(55,646)
Property management and other costs	123,380	119,014
General and administrative	34,578	31,601
Provision for impairment	—	32,100
Depreciation and amortization	579,360	598,963
Noncontrolling interest in NOI of Consolidated Properties and other	(11,082)	(8,772)
NOI of unconsolidated properties	287,618	265,536
Total NOI adjustments	963,279	982,796
Proportionate NOI	1,562,897	1,497,330
Company NOI adjustments:
Straight-line rent	(47,175)	(63,233)
Above and below-market leases amortization, net	69,660	78,082
Real estate tax stabilization agreement	4,734	4,734
Amortization of below-market ground leases	8,774	4,283
Total Company NOI adjustments	35,993	23,866
Company NOI	$1,598,890	$1,521,196

The following tables reconcile net loss attributable to common stockholders to FFO and Company FFO for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012

Net income (loss) attributable to General Growth Properties, Inc.	$27,483	$(207,887)

Depreciation and amortization of capitalized real estate costs	234,968	227,218
(Losses) gains on sales of investment properties	2,872	(12,302)
Gains from changes in control of investment properties	—	—
Noncontrolling interests in depreciation of Consolidated Properties	(1,807)	(1,622)
Provision for impairment excluded from FFO	—	32,100
Provision for impairment excluded from FFO of discontinued operations	—	66,188
Redeemable noncontrolling interests	160	(1,602)
Depreciation and amortization of discontinued operations	3,667	8,224
Preferred Stock dividends	(3,984)	—
Total FFO adjustments	235,876	318,204
Proportionate FFO	263,359	110,317
Company FFO Adjustments:
Straight-line rent	(14,846)	(22,106)
Above and below-market leases amortization, net	23,625	24,987
Real estate tax stabilization agreement	1,578	1,578
Amortization of below-market ground leases	6,004	1,424
Property management and other costs (above-market rent)	(455)	(424)
Interest expense (1)	4,636	(12,443)
Warrant liability adjustment	—	123,381
Provision for income taxes	(798)	2,015
FFO from discontinued operations	(526)	2,025
Company FFO	$282,577	$230,754

(1) Interest expense adjustments include default interest, mark-to-market adjustments on debt, write-off of mark-to-market adjustments on extinguished debt, debt extinguishment expenses and losses on extinguished debt.

	Nine Months Ended September 30,
	2013	2012

Net income (loss) attributable to General Growth Properties, Inc.	$225,337	$(513,437)

Depreciation and amortization of capitalized real estate costs	701,609	707,245
(Losses) gains on sales of investment properties	189	(13,139)
Gains from changes in control of investment properties	(219,784)	(18,547)
Noncontrolling interests in depreciation of Consolidated Properties	(5,368)	(5,354)
Provision for impairment excluded from FFO	—	32,100
Provision for impairment excluded from FFO of discontinued operations	4,975	76,580
Redeemable noncontrolling interests	1,563	(3,752)
Depreciation and amortization of discontinued operations	6,484	25,187
Preferred Stock dividends	(10,094)	—
Total FFO adjustments	479,574	800,320
Proportionate FFO	704,911	286,883
Company FFO Adjustments:
Straight-line rent	(47,175)	(63,233)
Above and below-market leases amortization, net	69,660	78,082
Real estate tax stabilization agreement	4,734	4,734
Amortization of below-market ground leases	8,774	4,283
Property management and other costs (above-market rent)	(1,303)	(1,272)
Preferred unit distributions (1)	—	3,098
Interest expense (2)	47,916	(43,477)
Warrant liability adjustment	40,546	413,081
Provision for income taxes	(257)	4,200
FFO from discontinued operations	(26,798)	(6,046)
Company FFO	$801,008	$680,333

(1) Distribution of RPI shares to preferred unit holders as a result of the RPI Spin-Off.

(2) Interest expense adjustments include default interest, mark-to-market adjustments on debt, write-off of mark-to-market adjustments on extinguished debt, debt extinguishment expenses and losses on extinguished debt.

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

Urban Litigation

In October 2004, certain limited partners (the “Urban Plaintiffs”) of Urban Shopping Centers, L.P. (“Urban”) filed a lawsuit against Urban’s general partner, Head Acquisition, L.P. (“Head”), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head’s general partners (collectively, the “Urban Defendants”), in Circuit Court in Cook County, Illinois. The Predecessor, GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including the Predecessor and its affiliates, to engage in certain future transactions through the Urban Partnership.  On June 24, 2013, the court held oral argument on the parties’ cross-motions for partial summary judgment. The court has scheduled a status conference for November 7, 2013, and has indicated that a decision on the motions will be forthcoming by that date. At this time, no new trial date has been scheduled. As a result of our consideration of the risks associated with this matter as well as discussions with counsel, the Company has concluded that we cannot reasonably estimate a possible range of potential loss related to the Urban Plaintiffs’ lawsuit due to the broad spectrum of monetary and non-monetary remedies that may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants.  Therefore, no liability has been accrued and no range of loss has been disclosed as of September 30, 2013.

John Schreiber, one of our former directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us.

Default Interest

Pursuant to the Plan, the Company cured and reinstated that certain note (the “Homart Note”) in the original principal amount of $254.0 million between GGPLP and The Comptroller of the State of New York as Trustee of the Common Retirement Fund (“CRF”) by payment in cash of accrued interest at the contractual non-default rate.  CRF, however, contended that the Company’s bankruptcy caused the Company to default under the Homart Note and, therefore, post-petition interest accrued under the Homart Note at the contractual default rate was due for the period June 1, 2009 until November 9, 2010.  On June 16, 2011, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) ruled in favor of CRF, and, on June 22, 2011, the Company elected to satisfy the Homart Note in full by paying CRF the outstanding default interest and principal amount on the Homart Note totaling $246.0 million.  As a result of the ruling, the Company incurred and paid $11.7 million of default interest expense during the year ended December 31, 2011. The Company appealed the Bankruptcy Court’s order and reserved its right to recover the payment of default interest.  On March 13, 2013, the parties reached a settlement:  In exchange for the Company’s dismissal of its appeal, CRF waived all claims to attorneys’ fees.

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

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Successor has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  As a result of this indemnity, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Internal Revenue Service has opened an audit for these two taxpayers for 2009 through 2011 with respect to MPC Taxes.  We have accrued $303.6 million as of September 30, 2013 and $303.8 million as of December 31, 2012 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012.  As a result of our consideration of the risks associated with this matter, as well as discussions with counsel, the Company believes that the aggregate liability recorded of $325.2 million represents management’s best estimate of our liability as of September 30, 2013 and that the probability that we will incur a loss in excess of this amount is remote.  It is possible that we may make payments on the tax indemnification liability in the next twelve months.  We do not expect that these payments will exceed the tax indemnification liability accrued as of September 30, 2013.

ITEM 1A   RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to the stock repurchases made by GGP during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
August (August 2-30 2013)	3,185,108	$20.01	3,185,108	$120,599,524.56
September (September 3-12, 2013)	25,160,000	$19.99	160,000	$117,558,939.06
Total	28,345,108	$20.00	3,345,108	$117,558,939.06

(1) The Company’s stock repurchase program, approved by our Board of Directors on August 8, 2011, authorizes the purchase of up to $250 million of the Company’s common stock. The Company’s stock repurchase program has no fixed expiration date.  On September 12, 2013, the Company repurchased 25,000,000 shares of common stock from affiliates of Pershing Square Capital Management, L.P., at $20.00 per share in a privately negotiated transaction approved by our Board of Directors.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS

10.1	Amended and Restated Warrant Agreement, dated October 28, 2013, by and between General Growth Properties, Inc. and American Stock Transfer & Trust Company, LLC (filed herewith).

10.2	Second Amendment to Restricted Stock Award Agreement between General Growth Properties, Inc., and Sandeep Mathrani (the “Participant”) (filed herewith).

10.3

Stock Purchase Agreement, dated September 12, 2013, by and among General Growth Properties, Inc., GGP Limited Partnership, Pershing Square, L.P., Pershing Square II, L.P., PSRH, Inc. and Pershing Square Holdings, Ltd. (previously filed as Exhibit 10.1 to New GGP’s Current Report on Form 8-K dated September 13, 2013, which was filed with the SEC on September 13, 2013).

10.4	Fifth Amendment Dated September 5, 2013 to Third Amended and Restated Agreement of Limited Partnership of GGP Limited Partnership (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, has been filed with the SEC on November 6, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated

Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2013. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: November 6, 2013	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant)

EXHIBIT INDEX

10.1	Amended and Restated Warrant Agreement, dated October 28, 2013, by and between General Growth Properties, Inc. and American Stock Transfer & Trust Company, LLC (filed herewith).

10.2	Second Amendment to Restricted Stock Award Agreement between General Growth Properties, Inc., and Sandeep Mathrani (the “Participant”) (filed herewith).

10.3

Stock Purchase Agreement, dated September 12, 2013, by and among General Growth Properties, Inc., GGP Limited Partnership, Pershing Square, L.P., Pershing Square II, L.P., PSRH, Inc. and Pershing Square Holdings, Ltd. (previously filed as Exhibit 10.1 to New GGP’s Current Report on Form 8-K dated September 13, 2013, which was filed with the SEC on September 13, 2013).

10.4	Fifth Amendment Dated September 5, 2013 to Third Amended and Restated Agreement of Limited Partnership of GGP Limited Partnership (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *

The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, has been filed with the SEC on November 6, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.