Form 10-K
period 2013-12-31
General Growth Properties, Inc.
filed 2014-02-21
CIK 1496048

Use these links to rapidly review the document

GENERAL GROWTH PROPERTIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Securities Registered Pursuant to Section 12(g) of the Act: 6.375% Series A Cumulative Redeemable Preferred Stock

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant has filed all reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒    No ☐

         On June 30, 2013, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $11.2 billion based upon the closing price of the common stock on such date.

         As of February 18, 2014, there were 883,679,074 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held on May 16, 2014 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2013

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

Our Company and Strategy

        Our primary business is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. Our properties are predominantly located in the United States. As of December 31, 2013, we are the owner, either entirely or with joint venture partners, of 120 regional malls comprising approximately 125 million square feet of GLA. In addition to regional malls, as of December 31, 2013, we owned 13 strip/other retail properties totaling approximately five million square feet of GLA, as well as six stand-alone office buildings totaling approximately 700 thousand square feet of GLA.

        Our portfolio generated tenant sales of $564 per square foot during 2013, including 73 Class A malls reporting average tenant sales of $655 per square foot and contributing approximately 70% of our share of Company net operating income ("Company NOI" as defined in Item 7). The quality of our portfolio is further summarized in the table below which indicates the 73 Class A malls and their contribution to our 2013 share of Company NOI.

Top Regional Malls	2013 Occupancy	2013 Sales psf	2012 Sales psf	Sales Growth	% of Company NOI
Top 10 Malls	97.0%	$1,275	$1,084	17.7%	18.6%
Top 30 Malls	97.4%	870	819	6.2%	37.1%
Top 50 Malls	97.2%	752	726	3.6%	55.7%
Top 100 Malls	96.7%	595	584	1.9%	88.9%
All U.S. Regional Malls	96.4%	564	555	1.7%	96.0%
73 Class A Malls	97.1%	655	637	2.9%	70.3%

        Our company's growth is focused on three major areas:

  1)
  increasing permanent occupancy;

  2)
  increasing rental revenues by leasing at higher rents than those expiring; and

  3)
  creating value from our redevelopment projects.

        Since December 31, 2012, our total occupancy has risen, but more importantly the level of long-term, or "permanent" occupancy, has increased from 89.6% as of December 31, 2012 to 92.0% as of December 31, 2013. During this same period, we have seen an expansion of the spread, or variance, between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2013 exhibited initial rents that were 12.3% higher than the final rents paid on expiring leases compared to 10.2% for those commencing in 2012.

        We may recycle capital by strategically disposing assets and opportunistically investing in high quality retail properties. Controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company NOI growth.

        We have identified $2.1 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve returns of approximately 12% on open projects and 8—10% on projects under construction or in our pipeline, which average 9%—11% for all projects (cash on cash first year stabilized) on these projects as they commence operations.

        We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Transactions

        During 2013, we completed transactions achieving operational goals that promote our long-term strategy as summarized below (figures shown represent our proportionate share):

  •
  sold our investment in Aliansce (Note 6);

  •
  acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million;

  •
  acquired four retail properties for total consideration of $396.3 million, which included cash of $355.0 million and the assumption of debt of $41.3 million. The four retail properties acquired include a 50% interest in a portfolio comprised of two properties in the Union Square area of San Francisco (Note 3);

  •
  acquired the remaining 50% interest in Quail Springs Mall, from our joint venture partner, for total consideration of $90.5 million, including $55.0 million of cash and the assumption of debt of $35.0 million (Note 3);

  •
  sold our interests in six retail properties for total consideration of $142.6 million, which reduced our property level debt by $143.6 million. Additionally, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $25.9 million and a reduction of property level debt of $96.9 million;

  •
  reinvested in our portfolio by acquiring 28,345,108 shares of our common stock for $566.9 million (Note 12); and

  •
  invested $625.3 million to date on $2.1 billion of identified redevelopment projects.

Segments

        We operate in a single reportable segment which includes the operation, development and management of retail and other rental properties, primarily regional malls. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

        For the year ended December 31, 2013, our largest tenant, Limited Brands, Inc., (based on common parent ownership) accounted for approximately 3% of rents. Four tenants, in aggregate, Limited Brands, Inc., The Gap, Inc., Foot Locker, Inc., and Abercrombie & Fitch Stores, Inc., comprised approximately 10% of rents for 2013.

 Competition

        In order to maintain and increase our competitive position within a marketplace we:

  •
  strategically arrange the physical location of the tenants within each property to enforce a merchandising strategy that promotes cross-shopping and maximizes sales;

  •
  introduce new concepts to the property which may include restaurants, theaters, and first-to-market retailers;

  •
  invest capital to provide the right environment for our tenants and consumers, including aesthetic, technological, and infrastructure improvements; and

  •
  ensure our properties are clean and secure.

        We believe the high-quality nature of our properties enables us to compete effectively for retailers and consumers.

Environmental Matters

        Under various Federal, state or local laws, ordinances, regulations, an owner of real estate may be liable for the costs of remediation of certain hazardous or toxic substances on such real estate. These laws may impose liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The costs of remediation may be substantial and may adversely affect the owner's ability to sell or borrow against such real estate as collateral. In connection with the ownership and operation of our properties, we, or the relevant joint venture through which the property is owned, may be liable for such costs.

        Substantially all of our properties have been subject to a Phase I environmental site assessment, which is intended to evaluate the environmental condition of the subject property and its surroundings. Phase I environmental assessments typically include a historical review, a public records review, a site visit and interviews, but do not include sampling or subsurface investigations.

        As of December 31, 2013, the Phase I environmental site assessments have not revealed any environmental conditions that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that these assessments do not reveal all potential environmental liabilities or that conditions have changed since the assessment was prepared (typically, at the time the property was purchased or developed).

        See Risk Factors regarding additional discussion of environmental matters.

Other Policies

        The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Investment Policies

        The Company elected to be treated as a REIT commencing with the taxable year beginning July 1, 2010, its date of incorporation. REIT limitations restrict us from making investments that would cause our real estate assets to be less than 75% of our total assets. In addition, at least 75% of our gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. At least 95% of our income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

        If our Board of Directors determines to seek additional capital, we may raise that capital through additional public equity or preferred equity offerings, public debt offerings, debt financing, retention of cash flows, by creating joint ventures with existing ownership interests in properties or a combination of these methods. Our ability to retain cash flow is limited by the requirement for REITs to pay tax on or distribute 100% of their taxable capital gains income and distribute at least 90% of their taxable income.

        If our Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Any such offering could dilute a stockholder's investment in us. Brookfield (as defined in Note 1) has preemptive rights to purchase our common stock as necessary to allow it to maintain its respective proportional ownership interest in GGP on a fully diluted basis.

        We implemented a dividend reinvestment plan ("DRIP"). We may determine to pay dividends in a combination of cash and shares of common stock.

Conflict of Interest Policies

        We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics, which was updated in 2013, and applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for NYSE companies. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our Related Party Transaction Policy, including such transactions with Brookfield, our largest stockholder.

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

Bankruptcy and Reorganization

        In April 2009, GGP, Inc. and certain subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the bankruptcy court of the Southern District of New York (the "Bankruptcy Court"). On October 21, 2010, the Bankruptcy Court entered an order confirming GGP, Inc.'s plan of reorganization (the "Plan"). Pursuant to the Plan, prepetition creditor claims were satisfied in full and equity holders received newly issued common stock in GGP and in Howard Hughes Corporation ("HHC"). After that distribution, HHC became a publicly-held company. GGP has no remaining interest in HHC as of the Effective Date (as defined in Note 1).

Employees

        As of January 24, 2014, we had approximately 1,500 employees.

Insurance

        We have comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.

Qualification as a REIT and Taxability of Distributions

        The Company elected to be taxed as a REIT commencing with the taxable year beginning July 2010, its date of incorporation, and the Company intends to maintain REIT status, and therefore our operations will not be subject to Federal tax on real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2013, 2012 and 2011 has been presented in Note 11.

Available Information

        Our Internet website address is www.ggp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Interactive Data Files, Current Reports on Form 8-K and amendments to those reports are available and may be accessed free of charge through the Investment section of our Internet website under the Financial Information subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Our Internet website and included or linked information on the website are not intended to be incorporated into this Annual Report. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

Business Risks

Regional and local economic conditions may adversely affect our business

        Our real property investments are influenced by the regional and local economy, which may be negatively impacted by increased unemployment, increased federal income and payroll taxes, increased state and local taxes, increased real estate taxes, industry slowdowns, lack of availability of consumer credit, increased levels of consumer debt, poor housing market conditions, adverse weather conditions, natural disasters, plant closings, and other factors. Similarly, local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the supply and creditworthiness of current and prospective tenants may negatively impact our properties.

Economic conditions, especially in the retail sector, may have an adverse effect on our revenues and available cash

        Unemployment, increased federal income and payroll taxes, increased state and local real estate taxes, health care costs, weak income growth, limited credit availability, and the need to pay down existing obligations may negatively impact consumer spending. Given these economic conditions, we believe there is a risk that the sales at stores operating in our properties may be adversely affected, which may cause tenants to be unable to pay their rental obligations. Because substantially all of our income is derived from rentals of real property, our income and available cash would be adversely affected if a significant number of tenants are unable to meet their obligations.

We may be unable to lease or re-lease space in our properties on favorable terms or at all

        Our results of operations depend on our ability to continue to lease space in our properties, including vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on economically favorable terms. Because approximately ten to eleven percent of our total leases expire annually, we are continually focused on leasing our properties. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases.

The bankruptcy or store closures of national tenants, which are tenants with chains of stores in many of our properties, may adversely affect our revenues

        Our leases generally contain provisions designed to ensure the creditworthiness of the tenant. However, companies in the retail industry, including some of our tenants, have declared bankruptcy, or from time to time, have voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms, as such tenants help attract other tenants to the property. As a result, the bankruptcy or closure of a national tenant may adversely affect our revenues. In addition, such closings may allow other tenants to modify their leases to terms that are less favorable for us, also adversely impacting our revenues.

Certain co-tenancy provisions in our lease agreements may result in reduced rent payments, which may adversely affect our operations and occupancy

        Certain of our lease agreements include a co-tenancy provision which allows the tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels. Therefore, if occupancy or tenancy falls below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced.

It may be difficult to sell real estate quickly, and transfer restrictions apply to some of our properties

        Real estate investments are relatively illiquid, which may limit our ability to strategically change our portfolio promptly in response to changes in economic or other conditions. If revenues from a property declines while the related expenses do not decline, our income and cash available to us would be adversely affected. If it becomes necessary or desirable for us to dispose of one or more of our mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available to us.

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

We develop and expand properties, and this activity is subject to risks due to economic factors

        Capital investment to expand or develop our properties is anticipated to be an ongoing part of our strategy. In connection with such projects, we will be subject to various risks, which may result in lower than expected returns or a loss. These risks include the following:

  •
  we may not have sufficient capital to proceed with planned expansion or development activities;

  •
  construction costs of a project may exceed original estimates;

  •
  we may not be able to obtain zoning, occupancy or other required governmental permits and authorizations;

  •
  income at completed projects may not meet projections; and

  •
  we may not be able to obtain anchor store, mortgage lender and property partner approvals, if applicable, for expansion or development activities.

Acquisitions may not be successful

        Newly acquired properties may not perform as expected, such as not realizing expected occupancy and rental rates. In addition, we may have unexpected costs and may be unable to finance or refinance the new properties at acceptable terms. If an acquisition is not successful, we may have a loss on our investment in the property.

We are in a competitive business

        There are numerous retail formats that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from retailers at other regional malls, lifestyle and power centers, outlet malls and other discount shopping centers, discount shopping clubs, through internet sales, catalog companies, and telemarketing. Competition of these types could adversely affect our revenues and cash flows.

        We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include REITs, investment banking firms and private institutional investors.

        Our ability to realize our strategies and capitalize on our competitive strengths are dependent on our ability to effectively operate a large portfolio of high quality properties, maintain good relationships with our tenants and consumers, and remain well-capitalized. Our failure to do any of the foregoing could affect our ability to compete effectively in the markets in which we operate.

Some of our properties are subject to potential natural or other disasters

        A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes and earthquakes. Furthermore, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. For example, certain of our properties are located in California and Hawaii or in other areas with a higher risk of natural disasters such as earthquakes or tsunamis.

Possible terrorist activity or other acts of violence and threats to public safety could adversely affect our financial condition and results of operations

        Terrorist attacks in the United States or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties.

        Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be reduced or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by such attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

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

Inflation or deflation may adversely affect our financial condition and results of operations

        Should the general price level increase in the future, this may have an impact on our consumers' disposable income. This may place pressure on retailer sales and margins as their costs rise and they may be unable to pass the costs along to the consumer, which in turn may affect their ability to pay rents and which could adversely impact our cash flow. Many but not all of our leases have fixed amounts for recoveries and if our costs rise we may not be able to pass these costs on to our tenants. Rising costs may also impact our ability to generate cash flows.

        Inflation also poses a risk to us due to the possibility of future increases in interest rates. Such increases would result in higher interest rates on new fixed-rate debt and adversely impact us due to our outstanding variable rate debt. From time to time, we manage our exposure to interest rate fluctuations related to a portion of our variable-rate debt using interest rate cap, swap and treasury lock agreements. Such agreements allow us to replace variable-rate debt with fixed-rate debt. However, our efforts to manage risks associated with interest rate volatility may not be successful. Additionally, interest rate cap, swap and treasury-lock agreements expose us to additional risks, including that the counterparties to the agreements might not perform their obligations. We also might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these agreements.

        Deflation may have an impact on our ability to repay our debt. Deflation may delay consumption and thus weaken tenant sales, which may reduce our tenants' ability to pay rents. Deflationary pressure on retailers may diminish their ability to rent our space and decrease our ability to release the space on favorable terms to us.

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

        Delaware law imposes requirements that could further restrict our ability to pay dividends to holders of our common stock.

We share control of some of our properties with other investors and may have conflicts of interest with those investors

        For the Unconsolidated Properties (as defined in Note 1), we are required to make decisions with the other investors who have interests in the relevant property or properties. For example, the approval of certain of the other investors is required with respect to operating budgets and refinancing, encumbering, expanding or selling any of these properties, to make distributions, as well as to bankruptcy decisions related to the Unconsolidated Properties and related joint ventures. We might not have the same interests as the other investors in relation to these transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

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

We may not be able to maintain our status as a REIT

        We have elected to be treated as a REIT in connection with the filing of our tax return for 2010, retroactive to July 1, 2010. It is possible that we may not meet the conditions for continued qualification as a REIT and that the cost of maintaining REIT status might have a material impact on the Company. In addition, once an entity is qualified as a REIT, the Internal Revenue Code (the "Code") generally requires that such entity distribute at least 90% of its taxable ordinary income to shareholders and pay tax on or distribute 100% of its taxable capital gains. We expect to distribute 100% of our taxable capital gains and taxable ordinary income to shareholders annually. For 2010, we made 90% of this distribution in common stock and 10% in cash. For 2011, we made this distribution in the form of quarterly $0.10 per share cash payments and the special dividend of the common stock of Rouse Properties, Inc. There can be no assurances as to the allocation between cash and common stock of our future dividends.

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

        We believe that we are a domestically controlled qualified investment entity as defined by the Code. However, because our shares are publicly traded, no assurance can be given that the Company is or will continue to be a domestically controlled qualified investment entity.

An ownership limit, certain anti-takeover defenses and applicable law may hinder any attempt to acquire us

        Our amended and restated certificate of incorporation and amended and restated bylaws contain the following limitations.

        The ownership limit.    Generally, for us to qualify as a REIT under the Code for a taxable year, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer "individuals" at any time during the last half of such taxable year. Our charter provides that no one individual may own more than 9.9% of the outstanding shares of capital stock unless our board of directors provides a waiver from the ownership restrictions. As of February 18, 2014, Brookfield's potential ownership of the Company (assuming full share settlement of the Warrants), including (i) the effect of shares issuable upon exercise of the Warrants owned by Brookfield or managed by Brookfield on behalf of third parties and (ii) shares managed by Brookfield on behalf of third parties, is 40.9%, which is stated in their Form 13D filed on the same date. The Code defines "individuals" for purposes of the requirement described above to include some types of entities. However, our certificate of incorporation also permits us to exempt a person from the ownership limit described therein upon the satisfaction of certain conditions which are described in our certificate of incorporation.

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

There is a risk of investor influence over our company that may be adverse to our best interests and those of our other shareholders

        Brookfield owns, or manages on behalf of third parties, a significant portion of the shares of our common stock (excluding shares issuable upon the exercise of Warrants) as of December 31, 2013. The effect of the exercise of the Warrants by Brookfield or the election to receive future dividends in the form of common stock, would further increase their ownership. Due to the Warrants, Brookfield's potential ownership amount will continue to change due to payments of dividends and changes in our stock price.

        Brookfield has entered into standstill agreements to limit their influence, the concentration of ownership of our outstanding equity held or managed by Brookfield may make some transactions more difficult or impossible without their support, or more likely with their support. The interests of Brookfield, any other substantial stockholder or any of their respective affiliates could conflict with or differ from our interests or the interests of the holders of our common stock. For example, the concentration of ownership held or managed by Brookfield could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us and the other stockholders. Brookfield may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. We cannot assure you that the standstill agreements can fully protect against these risks.

        Brookfield has the right to designate three directors of our Board of Directors as it owns 20% or greater of our outstanding shares as stated under the Investment Agreements (defined in Note 1). As long as Brookfield owns directly or indirectly, a substantial portion of our outstanding shares, subject to the terms of the standstill agreements, it would be able to exert significant influence over us, including:

  •
  the composition of our board of directors;

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

Some of our directors are involved in other businesses including, without limitation, real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us and our board of directors has adopted resolutions renouncing any interest or expectation in any such business opportunities. In addition, our relationship agreement with Brookfield Asset Management Inc. contains significant exclusions from Brookfield's obligation to present opportunities to us

        Certain of our directors have and may in the future have interests in other real estate business activities, and may have control or influence over these activities or may serve as investment advisors, directors or officers. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our board of directors has adopted resolutions applicable to our directors that expressly provide, as permitted by Section 122(17) of the DGCL, that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to or in competition with our businesses. Accordingly, we have, and investors in our common stock should have, no expectation that we will be able to learn of or participate in such opportunities. Additionally, the relationship agreement with Brookfield Asset Management Inc. contains significant exclusions from Brookfield's obligations to present opportunities to us.

Liquidity Risks

Our indebtedness could adversely affect our financial health and operating flexibility

        As of December 31, 2013, we have $19.0 billion aggregate principal amount of indebtedness outstanding at our proportionate share, net of noncontrolling interest, which includes $51.8 million under our revolving credit facility, $3.2 billion of our share of unconsolidated debt, and our Junior Subordinated Notes of $206.2 million. Our indebtedness may have important consequences to us and the value of our common stock, including:

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

Our debt contains restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions or operate our business

        The terms of certain of our debt will require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest coverage and net worth, or to satisfy similar tests as a precondition to incurring additional debt. We entered into a revolving credit facility in April 2012 that subjects us to such covenants and restrictions. The revolving credit facility was amended in October 2013, and we may draw up to $1.0 billion under it. In addition, certain of our indebtedness that was reinstated in connection with the Plan discussed in Item 1 contains restrictions. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

  •
  incur indebtedness;

  •
  create liens on assets;

  •
  sell assets;

  •
  manage our cash flows;

  •
  transfer assets to other subsidiaries;

  •
  make capital expenditures;

  •
  engage in mergers and acquisitions; and

  •
  make distributions to equity holders, including holders of our common stock.

        In addition, our debt contains certain terms which include restrictive operational and financial covenants and restrictions on the distribution of cash flows from properties serving as collateral for the debt. Fees and cash flow restrictions may affect our ability to fund our on-going operations from our operating cash flows and we may be limited in our operating and financial flexibility and, thus, may be limited in our ability to respond to changes in our business or competitive activities.

We may not be able to refinance, extend or repay our Consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates

        As of December 31, 2013, our proportionate share of total debt, including the $206.2 million of Junior Subordinated Notes and $51.8 million under our revolving credit facility, aggregated $19.0 billion consisting of our consolidated debt, net of noncontrolling interest, of $15.8 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates of $3.2 billion. Of our proportionate share of total debt, $1.9 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder. There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans. If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

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

We may not be able to sell assets timely and at prices we believe are appropriate due to the illiquid nature of real estate

        Our ability to sell our properties timely and for an attractive price may be limited. Limitations could be caused by the economic climate, which affects the value of our properties, and by the availability of credit, which could increase the cost and difficulty for potential purchasers to acquire financing. These factors may limit our ability to sell these properties at a price that exceeds the cost of our investment.

Risks Related to the Distribution of HHC

We have indemnified HHC for certain tax liabilities

        Pursuant to the Investment Agreements, we have indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to certain taxes related to sales in GGP Inc.'s Master Planned Communities segment prior to March 31, 2010, in an amount up to $303.6 million as reflected in our consolidated financial statements as of December 31, 2013 and $303.8 million as of December 31, 2012. Under certain circumstances, the Company has also agreed to be responsible for interest or penalties attributable to such taxes (Note 17).

FORWARD-LOOKING INFORMATION

        Refer to Item 7.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our investments in real estate as of December 31, 2013 consisted of our interests in malls, strip/other retail and stand-alone office properties. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. We manage substantially all of our Consolidated Properties (defined in Note 1) and provide management, leasing, and other services to a majority of our Unconsolidated Properties. Information regarding encumbrances on our properties is included here and on Schedule III of this Annual Report.

        Mall and freestanding GLA includes in-line mall shop and outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a mall) and excludes anchors and tenant-owned GLA.

        Anchors have traditionally been a major component of a mall and play an important role in maintaining customer traffic and making the centers in our retail portfolio desirable locations for mall store tenants. Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to mall store tenants. We also typically enter into long-term reciprocal agreements with anchors that provide for, among other things, mall and anchor operating covenants and anchor expense participation. The malls in our portfolio receive a smaller percentage of their operating income from anchors than from mall stores (other than anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center.

MALLS

        The following sets forth certain information regarding our properties as of December 31, 2013:

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased(2)	Anchors
Consolidated Malls
1	Ala Moana Center(3)	Honolulu, HI	100%	2,364,830	958,985	99.3%	Macy's, Neiman Marcus, Nordstrom
2	Apache Mall(3)	Rochester, MN	100%	752,919	269,927	98.1%	Herberger's, JCPenney, Macy's, Sears
3	Augusta Mall(3)	Augusta, GA	100%	1,102,142	504,919	98.5%	Dillard's, JCPenney, Macy's, Sears
4	Baybrook Mall	Friendswood (Houston), TX	100%	1,259,866	442,330	99.9%	Dillard's, JCPenney, Macy's, Sears
5	Bayside Marketplace(3)	Miami, FL	100%	218,561	218,561	94.8%	—
6	Beachwood Place	Beachwood, OH	100%	908,993	344,646	95.7%	Dillard's, Nordstrom, Saks Fifth Avenue
7	Bellis Fair	Bellingham (Seattle), WA	100%	774,071	435,761	99.2%	JCPenney, Kohl's, Macy's, Target
8	Boise Towne Square(3)	Boise, ID	100%	1,210,839	422,882	98.0%	Dillard's, JCPenney, Macy's, Sears, Kohl's
9	Brass Mill Center	Waterbury, CT	100%	1,178,754	443,937	93.9%	Burlington, JCPenney, Macy's, Sears
10	Coastland Center(3)	Naples, FL	100%	920,372	329,982	97.4%	Dillard's, JCPenney, Macy's, Sears
11	Columbia Mall	Columbia, MO	100%	734,527	313,467	96.1%	Dillard's, JCPenney, Sears, Target
12	Columbiana Centre	Columbia, SC	100%	827,719	268,742	98.0%	Belk, Dillard's, JCPenney, Sears
13	Coral Ridge Mall	Coralville (Iowa City), IA	100%	1,067,890	526,929	99.3%	Dillard's, JCPenney, Target, Younkers
14	Coronado Center(3)	Albuquerque, NM	100%	1,077,955	491,308	99.1%	JCPenney, Kohl's, Macy's, Sears
15	Crossroads Center	St. Cloud, MN	100%	890,920	367,478	93.6%	JCPenney, Macy's, Sears, Target
16	Cumberland Mall	Atlanta, GA	100%	1,031,269	383,285	98.9%	Costco, Macy's, Sears
17	Deerbrook Mall	Humble (Houston), TX	100%	1,208,831	555,291	100.0%	Dillard's, JCPenney, Macy's, Sears
18	Eastridge Mall WY	Casper, WY	100%	565,308	275,512	92.2%	JCPenney, Macy's, Sears, Target
19	Eastridge Mall CA	San Jose, CA	100%	1,300,339	628,078	99.7%	JCPenney, Macy's, Sears
20	Fashion Place(3)	Murray, UT	100%	1,048,284	447,506	98.9%	Dillard's, Nordstrom
21	Fashion Show	Las Vegas, NV	100%	1,814,918	681,629	98.0%	Dillard's, Macy's, Macy's Mens, Neiman Marcus, Nordstrom, Saks Fifth Avenue
22	Four Seasons Town Centre	Greensboro, NC	100%	1,087,177	445,161	95.8%	Belk, Dillard's, JCPenney
23	Fox River Mall	Appleton, WI	100%	1,207,149	612,235	98.5%	JCPenney, Macy's, Sears, Target, Younkers
24	Glenbrook Square	Fort Wayne, IN	100%	1,225,194	448,324	95.5%	JCPenney, Macy's, Sears, The Bon Ton
25	Governor's Square(3)	Tallahassee, FL	100%	1,022,255	330,650	94.0%	Dillard's, JCPenney, Macy's, Sears
26	Grand Teton Mall	Idaho Falls, ID	100%	625,776	208,577	94.2%	Dillard's, JCPenney, Macy's, Sears
27	Greenwood Mall	Bowling Green, KY	100%	848,674	419,621	98.3%	Dillard's, JCPenney, Macy's, Sears
28	Hulen Mall	Ft. Worth, TX	100%	994,437	397,867	96.1%	Dillard's, Macy's, Sears
29	Jordan Creek Town Center	West Des Moines, IA	100%	1,332,361	749,524	99.3%	Dillard's, Younkers
30	Lakeside Mall	Sterling Heights, MI	100%	1,506,808	486,090	82.9%	JCPenney, Lord & Taylor, Macy's, Macy's Mens & Home, Sears
31	Lynnhaven Mall	Virginia Beach, VA	100%	1,273,214	621,822	95.6%	Dillard's, JCPenney, Macy's
32	Mall Of Louisiana	Baton Rouge, LA	100%	1,559,161	609,912	96.9%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Sears
33	Mall St. Matthews	Louisville, KY	100%	1,019,717	505,582	97.9%	Dillard's, Dillard's Men's & Home, JCPenney
34	Market Place Shopping Center	Champaign, IL	100%	941,665	405,919	96.8%	Bergner's, JCPenney, Macy's, Sears
35	Mayfair	Wauwatosa (Milwaukee), WI	100%	1,413,224	599,786	98.2%	Boston Store, Macy's
36	Meadows Mall	Las Vegas, NV	100%	944,137	307,284	99.3%	Dillard's, JCPenney, Macy's, Sears
37	Mondawmin Mall	Baltimore, MD	100%	421,033	355,681	99.7%
38	Newgate Mall(3)	Ogden (Salt Lake City), UT	100%	682,980	345,187	93.0%	Dillard's, Sears, Burlington
39	North Point Mall	Alpharetta (Atlanta), GA	100%	1,333,250	430,249	96.2%	Dillard's, JCPenney, Macy's, Sears, Von Maur
40	North Star Mall	San Antonio, TX	100%	1,244,721	549,397	100.0%	Dillard's, JCPenney, Macy's, Saks Fifth Avenue
41	Northridge Fashion Center	Northridge (Los Angeles), CA	100%	1,453,957	629,514	99.2%	JCPenney, Macy's, Sears
42	Northtown Mall(3)	Spokane, WA	100%	935,249	381,998	90.9%	JCPenney, Kohl's, Macy's, Sears

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased(2)	Anchors
43	Oak View Mall	Omaha, NE	100%	861,228	257,042	95.0%	Dillard's, JCPenney, Sears, Younkers
44	Oakwood Center	Gretna, LA	100%	906,514	392,486	93.8%	Dillard's, JCPenney, Sears
45	Oakwood Mall	Eau Claire, WI	100%	818,124	403,280	95.0%	JCPenney, Macy's, Sears, Younkers
46	Oglethorpe Mall	Savannah, GA	100%	942,726	406,142	96.1%	Belk, JCPenney, Macy's, Sears
47	Oxmoor Center(3)	Louisville, KY	100%	923,355	356,145	96.0%	Macy's, Sears, Von Maur
48	Paramus Park(3)	Paramus, NJ	100%	764,958	305,901	97.1%	Macy's, Sears
49	Park City Center	Lancaster (Philadelphia), PA	100%	1,422,161	522,264	96.1%	The Bon Ton, Boscov's, JCPenney, Kohl's, Sears
50	Park Place	Tucson, AZ	100%	1,054,850	473,393	98.6%	Dillard's, Macy's, Sears
51	Peachtree Mall	Columbus, GA	100%	731,094	295,879	94.6%	Dillard's, JCPenney, Macy's
52	Pecanland Mall	Monroe, LA	100%	965,190	349,754	96.1%	Belk, Dillard's, JCPenney, Sears, Burlington
53	Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	100%	1,127,440	346,165	96.2%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Macy's Home Store, Sears
54	Pioneer Place(3)	Portland, OR	100%	624,868	337,402	92.2%
55	Prince Kuhio Plaza(3)	Hilo, HI	100%	498,769	312,349	93.7%	Macy's, Sears
56	Providence Place	Providence, RI	100%	1,259,756	745,940	98.7%	JCPenney, Macy's, Nordstrom
57	Provo Towne Centre(3)(4)	Provo, UT	75%	791,892	300,172	84.7%	Dillard's, JCPenney, Sears
58	Quail Springs Mall	Oklahoma City, OK	100%	1,117,403	451,807	95.1%	Dillard's, JCPenney, Macy's, Von Maur
59	Red Cliffs Mall	St. George, UT	100%	439,466	147,131	97.0%	Dillard's, JCPenney, Sears
60	Ridgedale Center	Minnetonka, MN	100%	1,018,122	315,742	96.6%	JCPenney, Macy's, Macy's Mens & Home, Sears
61	River Hills Mall	Mankato, MN	100%	716,495	352,553	98.5%	Herberger's, JCPenney, Sears, Target
62	Rivertown Crossings	Grandville (Grand Rapids), MI	100%	1,266,349	630,248	97.0%	JCPenney, Kohl's, Macy's, Sears, Younkers
63	Rogue Valley Mall	Medford (Portland), OR	100%	639,964	282,980	85.5%	JCPenney, Kohl's, Macy's, Macy's Home Store
64	Sooner Mall	Norman, OK	100%	487,858	220,953	99.7%	Dillard's, JCPenney, Sears
65	Southwest Plaza	Littleton, CO	100%	1,390,720	691,271	86.5%	Dillard's, JCPenney, Macy's, Sears
66	Spokane Valley Mall(3)(4)	Spokane, WA	75%	865,508	349,897	94.5%	JCPenney, Macy's, Sears
67	Staten Island Mall	Staten Island, NY	100%	1,276,491	535,977	96.7%	Macy's, Sears, JCPenney
68	Stonestown Galleria	San Francisco, CA	100%	904,187	420,331	99.0%	Macy's, Nordstrom
69	The Crossroads	Portage (Kalamazoo), MI	100%	768,718	265,758	98.4%	Burlington, JCPenney, Macy's, Sears
70	The Gallery At Harborplace	Baltimore, MD	100%	413,729	130,839	88.4%
71	The Maine Mall(3)	South Portland, ME	100%	1,004,004	505,498	100.0%	The Bon Ton, JCPenney, Macy's, Sears
72	The Mall In Columbia	Columbia, MD	100%	1,371,746	571,578	99.3%	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears
73	The Oaks Mall	Gainesville, FL	100%	901,726	343,859	97.0%	Belk, Dillard's, JCPenney, Macy's, Sears
74	The Parks At Arlington	Arlington (Dallas), TX	100%	1,445,746	696,801	98.5%	Dillard's, JCPenney, Macy's, Sears
75	The Shoppes At Buckland Hills	Manchester, CT	100%	1,028,989	516,378	97.0%	JCPenney, Macy's, Macy's Mens & Home, Sears
76	The Shops At Fallen Timbers	Maumee, OH	100%	585,898	324,396	97.2%	Dillard's, JCPenney
77	The Shops at La Cantera(4)	San Antonio, TX	75%	1,290,535	592,760	99.0%	Dillard's, Macy's, Neiman Marcus, Nordstrom
78	The Streets At Southpoint(4)	Durham, NC	94%	1,333,435	607,088	99.1%	Hudson Belk, JCPenney, Macy's, Nordstrom, Sears
79	The Woodlands Mall	Woodlands (Houston), TX	100%	1,347,865	594,956	99.2%	Dillard's, JCPenney, Macy's, Nordstrom
80	Town East Mall	Mesquite (Dallas), TX	100%	1,223,413	414,027	97.7%	Dillard's, JCPenney, Macy's, Sears
81	Tucson Mall(3)	Tucson, AZ	100%	1,284,987	616,224	97.5%	Dillard's, JCPenney, Macy's, Sears
82	Tysons Galleria(3)	McLean (Washington, D.C.), VA	100%	815,014	303,081	95.8%	Macy's, Neiman Marcus, Saks Fifth Avenue
83	Valley Plaza Mall	Bakersfield, CA	100%	1,173,886	516,918	99.3%	JCPenney, Macy's, Sears, Target
84	Visalia Mall	Visalia, CA	100%	429,494	172,494	98.7%	JCPenney, Macy's
85	Westlake Center	Seattle, WA	100%	78,515	78,515	92.3%
86	Westroads Mall	Omaha, NE	100%	1,066,546	537,510	95.7%	JCPenney, Von Maur, Younkers
87	White Marsh Mall	Baltimore, MD	100%	1,160,437	437,081	94.2%	JCPenney, Macy's, Macy's Home Store, Sears, Boscov's
88	Willowbrook(3)	Wayne, NJ	100%	1,521,160	491,100	99.0%	Bloomingdale's, Lord & Taylor, Macy's, Sears
89	Woodbridge Center	Woodbridge, NJ	100%	1,667,145	650,471	95.1%	Boscov's, JCPenney, Lord & Taylor, Macy's, Sears

		Total Consolidated Malls		91,059,922	38,722,071

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased(2)	Anchors
Unconsolidated Malls
90	Alderwood	Lynnwood (Seattle), WA	50%	1,283,674	577,776	97.8%	JCPenney, Macy's, Nordstrom, Sears
91	Altamonte Mall	Altamonte Springs (Orlando), FL	50%	1,158,152	479,604	95.5%	Dillard's, JCPenney, Macy's, Sears
92	Bridgewater Commons	Bridgewater, NJ	35%	992,230	395,555	98.3%	Bloomingdale's, Lord & Taylor, Macy's
93	Carolina Place	Pineville (Charlotte), NC	50%	1,159,312	385,810	98.4%	Belk, Dillard's, JCPenney, Macy's, Sears
94	Christiana Mall	Newark, DE	50%	1,111,559	470,247	100.0%	JCPenney, Macy's, Nordstrom, Target
95	Clackamas Town Center	Happy Valley, OR	50%	1,365,827	590,985	97.0%	JCPenney, Macy's, Macy's Home Store, Nordstrom, Sears
96	First Colony Mall	Sugar Land, TX	50%	1,126,839	507,791	97.7%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's
97	Florence Mall	Florence (Cincinnati, OH), KY	50%	940,683	388,276	93.3%	JCPenney, Macy's, Macy's Home Store, Sears
98	Galleria At Tyler(3)	Riverside, CA	50%	1,013,434	545,226	99.8%	JCPenney, Macy's, Nordstrom
99	Glendale Galleria(3)	Glendale, CA	50%	1,325,483	496,972	98.2%	JCPenney, Macy's, Target, Bloomingdale's
100	Kenwood Towne Centre(3)	Cincinnati, OH	50%	1,160,294	518,973	98.7%	Dillard's, Macy's, Nordstrom
101	Mizner Park(3)	Boca Raton, FL	50%	517,616	177,519	92.0%	Lord & Taylor
102	Natick Mall	Natick (Boston), MA	50%	1,687,985	740,335	96.0%	JCPenney, Lord & Taylor, Macy's, Sears, Neiman Marcus, Nordstrom
103	Neshaminy Mall	Bensalem, PA	50%	1,017,294	410,305	96.7%	Boscov's, Macy's, Sears
104	Northbrook Court	Northbrook (Chicago), IL	50%	1,013,375	477,098	97.8%	Lord & Taylor, Macy's, Neiman Marcus
105	Oakbrook Center	Oak Brook (Chicago), IL	47%	2,131,880	818,643	99.1%	Lord & Taylor, Macy's, Neiman Marcus, Nordstrom, Sears
106	Otay Ranch Town Center	Chula Vista (San Diego), CA	50%	635,050	495,050	96.8%	Macy's
107	Park Meadows	Lone Tree, CO	35%	1,565,417	742,417	99.2%	Dillard's, JCPenney, Macy's, Nordstrom
108	Perimeter Mall	Atlanta, GA	50%	1,557,614	504,340	95.9%	Dillard's, Macy's, Nordstrom, Von Maur
109	Pinnacle Hills Promenade	Rogers, AR	50%	1,049,145	360,012	95.7%	Dillard's, JCPenney
110	Plaza Frontenac	St. Louis, MO	55%	482,958	222,245	95.6%	Neiman Marcus, Saks Fifth Avenue
111	Riverchase Galleria	Hoover (Birmingham), AL	50%	1,572,483	562,338	97.5%	Belk, JCPenney, Macy's, Sears, Von Maur
112	Saint Louis Galleria	St. Louis, MO	74%	1,179,296	465,244	96.8%	Dillard's, Macy's, Nordstrom
113	Stonebriar Centre	Frisco (Dallas), TX	50%	1,651,117	785,925	99.7%	Dillard's, JCPenney, Macy's, Nordstrom, Sears
114	The Grand Canal Shoppes	Las Vegas, NV	50%	758,729	639,572	99.8%	Barneys New York
115	The Shoppes At River Crossing	Macon, GA	50%	707,037	373,818	98.5%	Belk, Dillard's
116	Towson Town Center	Towson, MD	35%	1,017,430	598,301	97.2%	Macy's, Nordstrom
117	Village Of Merrick Park(3)	Coral Gables, FL	55%	814,800	383,537	93.6%	Neiman Marcus, Nordstrom
118	Water Tower Place	Chicago, IL	47%	776,541	391,604	97.6%	Macy's
119	Whaler's Village	Lahaina, HI	50%	105,840	105,840	100.0%
120	Willowbrook Mall	Houston, TX	50%	1,399,408	415,036	99.2%	Dillard's, JCPenney, Macy's, Macy's Mens, Sears

		Total Unconsolidated Malls		34,278,502	15,026,394

		Total Malls		125,338,423	53,748,465

STAND ALONE OFFICES, STRIP CENTERS AND OTHER RETAIL

Property Count	Property Name	Location(1)	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased(2)	Anchors
1	10 Columbia Corporate Center	Columbia, MD	100%	93,863	6,500	91.2%	—
2	20 Columbia Corporate Center	Columbia, MD	100%	104,793	—	90.7%	—
3	30 Columbia Corporate Center	Columbia, MD	100%	143,418	14,165	85.4%	—
4	40 Columbia Corporate Center	Columbia, MD	100%	136,420	—	88.8%	—
5	50 Columbia Corporate Center	Columbia, MD	100%	119,261	7,750	100.0%	—
6	60 Columbia Corporate Center	Columbia, MD	100%	102,082	—	95.1%	—
7	Columbia Bank Drive Thru	Columbia, MD	100%	17,000	17,000	100.0%	—
8	Center Point Plaza(5)	Las Vegas, NV	50%	144,691	70,299	100.0%	—
9	Fallbrook Center(3)	West Hills (Los Angeles), CA	100%	875,642	—	93.0%	—
10	Lake Mead & Buffalo(5)	Las Vegas, NV	50%	150,948	64,991	95.8%	—
11	Lincolnshire Commons	Lincolnshire (Chicago), IL	100%	118,565	—	95.2%	—
12	Lockport Mall	Lockport, NY	100%	9,114	—	100.0%	—
13	The Trails Village Center(5)	Las Vegas, NV	50%	174,644	—	93.7%	—
14	200 Lafayette	New York, NY	100%	115,964	32,188	0.0%	—
15	830 N. Michigan Ave.	Chicago, IL	100%	126,075	126,075	51.5%	—
16	Union Square	San Francisco, CA	50%	59,243	59,243	99.1%	—
17	Shopping Leblon	Rio de Janeiro, Rio de Janeiro (Brazil)	35%	247,635	247,635	95.2%	—
18	Owings Mills Mall	Owings Mills, MD	51%	1,085,042	438,005	41.2%	JCPenney, Macy's
19	Regency Square Mall(6)	Jacksonville, FL	100%	1,418,637	539,636	37.9%	Belk, Dillard's, JCPenney, Sears

		Total Office, Strip & Other Retail		5,243,037	1,623,487

(1)
In certain cases, where a center is located in part of a larger regional metropolitan area, the metropolitan area is identified in parenthesis.

(2)
Represents contractual obligations for space and excludes traditional anchor stores. For stand alone offices, office occupancy is presented.

(3)
A portion of the property is subject to a ground lease.

(4)
Owned in a joint venture with independent, noncontrolling interest.

(5)
Third party managed strip center.

(6)
This asset has been transferred to the special servicer (Note 19).

MORTGAGES, NOTES AND OTHER DEBT

        The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our consolidated properties and our Unconsolidated Real Estate Affiliates, as well as our unsecured corporate debt (Dollars in thousands).

Name	GGP Ownership	Proportionate Balance(1)	Maturity Year(2)	Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2013(3)
Fixed Rate
Consolidated Property Level
Bayside Marketplace (Bond)	100%	$1,255	2014	$1,255	5.75%	No
Woodbridge Center	100%	184,294	2014	181,464	4.24%	No
Boise Towne Plaza	100%	9,492	2015	8,917	4.70%	No
Lynnhaven Mall	100%	213,875	2015	203,367	5.05%	No
Paramus Park	100%	94,467	2015	90,242	4.86%	No
Peachtree Mall	100%	80,842	2015	77,085	5.08%	No
Quail Springs Mall	100%	68,981	2015	66,864	6.74%	No
Regency Square Mall(4)	100%	84,772	2015	75,797	3.59%	No
The Shops at La Cantera	75%	120,258	2015	117,345	5.95%	No
Brass Mill Center	100%	104,478	2016	93,347	4.55%	No
Coronado Center	100%	152,304	2016	135,704	5.08%	No
Glenbrook Square	100%	159,595	2016	141,325	4.91%	No
Lakeside Mall	100%	159,905	2016	144,451	4.28%	No
Lincolnshire Commons	100%	26,469	2016	24,629	5.98%	No
Ridgedale Center	100%	159,578	2016	143,281	4.86%	No
The Maine Mall	100%	194,394	2016	172,630	4.84%	No
Apache Mall	100%	97,851	2017	91,402	4.32%	No
Beachwood Place	100%	219,722	2017	190,177	5.60%	No
Eastridge (CA)	100%	160,363	2017	143,626	5.79%	Yes—Partial
Four Seasons Town Centre	100%	86,433	2017	72,532	5.60%	No
Mall of Louisiana	100%	216,848	2017	191,409	5.81%	No
Provo Towne Center(5)	75%	30,766	2017	28,886	4.53%	No
Hulen Mall	100%	129,657	2018	118,702	4.25%	No
The Gallery at Harborplace—Other	100%	9,006	2018	190	6.05%	No
Governor's Square	100%	71,353	2019	66,488	6.69%	No
Oak View Mall	100%	79,916	2019	74,467	6.69%	No
Park City Center	100%	190,317	2019	172,224	5.34%	No
Fashion Place	100%	226,730	2020	226,730	3.64%	No
Mall St. Matthews	100%	186,662	2020	170,305	2.72%	No
Newgate Mall	100%	58,000	2020	58,000	3.69%	No
The Mall In Columbia	100%	350,000	2020	316,928	3.95%	No
Town East Mall	100%	160,270	2020	160,270	3.57%	No
Tucson Mall	100%	246,000	2020	246,000	4.01%	No
Tysons Galleria	100%	323,641	2020	282,081	4.06%	No
Visalia Mall	100%	74,000	2020	74,000	3.71%	No
Deerbrook Mall	100%	148,302	2021	127,934	5.25%	No
Fashion Show—Other	100%	4,913	2021	1,577	6.06%	Yes—Full
Fox River Mall	100%	180,808	2021	156,373	5.46%	No
Northridge Fashion Center	100%	241,431	2021	207,503	5.10%	No
Oxmoor Center	100%	91,796	2021	79,217	5.37%	No
Park Place	100%	192,764	2021	165,815	5.18%	No
Providence Place	100%	368,458	2021	320,526	5.65%	No
Rivertown Crossings	100%	163,323	2021	141,356	5.52%	No
Westlake Center—Land	100%	2,437	2021	2,437	12.90%	No
White Marsh Mall	100%	190,000	2021	190,000	3.66%	No
Ala Moana Center	100%	1,400,000	2022	1,400,000	4.23%	No
Bellis Fair	100%	91,223	2022	77,060	5.23%	No
Coastland Center	100%	127,479	2022	102,621	3.76%	No
Coral Ridge Mall	100%	110,155	2022	98,394	5.71%	No
Greenwood Mall	100%	63,000	2022	57,469	4.19%	No
North Star Mall	100%	332,135	2022	270,113	3.93%	No
Rogue Valley Mall	100%	55,000	2022	48,245	4.50%	No

Name	GGP Ownership	Proportionate Balance(1)	Maturity Year(2)	Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2013(3)
Spokane Valley Mall(5)	75%	46,174	2022	38,484	4.65%	No
The Gallery at Harborplace	100%	80,249	2022	68,096	5.24%	No
The Oaks Mall	100%	136,504	2022	112,842	4.55%	No
The Shoppes at Buckland Hills	100%	126,887	2022	107,820	5.19%	No
The Streets at Southpoint	94%	245,440	2022	207,909	4.36%	No
Westroads Mall	100%	154,181	2022	127,455	4.55%	No
Augusta Mall	100%	170,000	2023	170,000	4.36%	No
Boise Towne Square	100%	135,220	2023	106,372	4.79%	No
Crossroads Center (MN)	100%	105,941	2023	83,026	3.25%	No
Cumberland Mall	100%	160,000	2023	160,000	3.67%	No
Meadows Mall	100%	162,936	2023	118,726	3.96%	No
Oglethorpe Mall	100%	150,000	2023	136,166	3.90%	No
Pecanland Mall	100%	90,000	2023	75,750	3.88%	No
Prince Kuhio Plaza	100%	44,695	2023	35,974	4.10%	No
Staten Island Mall	100%	262,852	2023	206,942	4.77%	No
Stonestown Galleria	100%	180,000	2023	164,720	4.39%	No
The Crossroads (MI)	100%	100,000	2023	80,833	4.42%	No
The Woodlands	100%	259,727	2023	207,057	5.04%	No
Baybrook Mall	100%	250,000	2024	212,423	5.52%	No
Fashion Show	100%	835,000	2024	835,000	4.03%	No
Jordan Creek Town Center	100%	220,000	2024	177,448	4.37%	No
The Parks At Arlington	100%	250,000	2024	212,687	5.57%	No
Pembroke Lakes Mall	100%	260,000	2025	260,000	3.56%	No
Valley Plaza Mall	100%	240,000	2025	206,847	3.75%	No
Willowbrook Mall	100%	360,000	2025	360,000	3.55%	No
North Point Mall	100%	250,000	2026	218,205	4.54%	No
Providence Place—Other	100%	40,156	2028	2,381	7.75%	No
Provo Towne Center Land	75%	2,249	2095	37	10.00%	Yes—Full

Consolidated Property Level		$13,813,929		$12,501,960	4.55%

Unconsolidated Property Level
Alderwood	50%	$123,845	2015	$120,409	6.65%	No
Pinnacle Hills Promenade	50%	70,000	2015	63,000	5.57%	No
Center Pointe Plaza	50%	6,118	2017	5,570	6.31%	No
Riverchase Galleria(6)	50%	152,500	2017	152,500	4.50%	No
Saint Louis Galleria	74%	158,262	2018	158,262	3.44%	No
Plaza Frontenac	55%	28,600	2018	28,600	3.04%	No
First Colony Mall	50%	92,500	2019	84,473	4.50%	No
Natick Mall	50%	225,000	2019	209,699	4.60%	No
The Grand Canal Shoppes	50%	313,125	2019	313,125	4.24%	No
Christiana Mall	50%	117,495	2020	108,697	5.10%	No
Kenwood Towne Centre	70%	157,716	2020	137,191	5.37%	No
Oakbrook Center	47%	201,702	2020	201,702	3.66%	No
Water Tower Place	47%	89,621	2020	76,626	4.85%	No
Northbrook Court	50%	65,500	2021	56,811	4.25%	No
Village of Merrick Park	55%	98,334	2021	85,797	5.73%	No
Whaler's Village	50%	40,000	2021	40,000	5.42%	No
Willowbrook Mall (TX)	50%	103,428	2021	88,965	5.13%	No
Bridgewater Commons	35%	105,000	2022	105,000	3.34%	No
Clackamas Town Center	50%	108,000	2022	108,000	4.18%	No
Florence Mall	50%	45,000	2022	45,000	4.15%	No
Carolina Place	50%	87,500	2023	75,542	3.84%	No
Galleria at Tyler	50%	96,869	2023	76,716	5.05%	No
Lake Mead and Buffalo	50%	2,237	2023	27	7.20%	No
Park Meadows	35%	126,000	2023	112,734	4.60%	No
The Shoppes at River Crossing	50%	38,675	2023	35,026	3.75%	No
The Trails Village Center	50%	6,242	2023	78	8.21%	No
Union Square Portfolio(7)	50%	25,000	2023	25,000	5.12%	No
Stonebriar Centre	50%	140,000	2024	120,886	4.05%	No
Altamonte Mall	50%	80,000	2025	69,045	3.72%	No

Name	GGP Ownership	Proportionate Balance(1)	Maturity Year(2)	Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2013(3)
Towson Town Center	35%	113,761	2025	97,713	3.82%	No

Unconsolidated Property Level		$3,018,030		$2,802,194	4.50%

Total Fixed—Property Level		$16,831,959		$15,304,154	4.54%

Consolidated Corporate
Arizona Two (HHC)	100%	$13,179	2015	$573	4.41%	Yes—Full

Consolidated Corporate		$13,179		$573	4.41%

Total Fixed Rate Debt		$16,845,138		$15,304,727	4.54%

Variable Rate
Consolidated Property Level
Columbia Mall	100%	$100,000	2018	$100,000	Libor + 175 bps	Yes—Full
Columbiana Centre(8)	100%	130,816	2018	128,177	Libor + 250 bps	Yes—Full
Eastridge (WY)(8)	100%	48,228	2018	47,255	Libor + 250 bps	Yes—Full
Fallbrook Center(8)	100%	100,870	2018	98,835	Libor + 250 bps	Yes—Full
Grand Teton Mall(8)	100%	48,859	2018	47,873	Libor + 250 bps	Yes—Full
Mayfair(8)	100%	347,813	2018	340,796	Libor + 250 bps	Yes—Full
Market Place Shopping Center	100%	113,425	2018	113,425	Libor + 240 bps	None
Mondawmin Mall(8)	100%	81,011	2018	79,377	Libor + 250 bps	Yes—Full
North Town Mall(8)	100%	89,207	2018	87,407	Libor + 250 bps	Yes—Full
Oakwood(8)	100%	76,913	2018	75,362	Libor + 250 bps	Yes—Full
Oakwood Center(8)	100%	91,413	2018	89,569	Libor + 250 bps	Yes—Full
Pioneer Place(8)	100%	188,185	2018	184,389	Libor + 250 bps	Yes—Full
Red Cliffs Mall(8)	100%	30,261	2018	29,650	Libor + 250 bps	Yes—Full
River Hills Mall(8)	100%	76,283	2018	74,744	Libor + 250 bps	Yes—Full
Sooner Mall(8)	100%	78,931	2018	77,338	Libor + 250 bps	Yes—Full
Southwest Plaza(8)	100%	73,383	2018	71,902	Libor + 250 bps	Yes—Full
The Shops at Fallen Timbers(8)	100%	25,217	2018	24,709	Libor + 250 bps	Yes—Full

Consolidated Property Level		$1,700,815		$1,670,808	2.61%

Unconsolidated Property Level
Glendale Galleria	50%	$160,000	2017	$150,544	Libor + 250 bps	No
Union Square Portfolio(7)	50%	16,250	2018	16,250	Libor + 400 bps	No

Unconsolidated Property Level		$176,250		$166,794	2.81%

Consolidated Corporate
Junior Subordinated Notes Due 2041	100%	$206,200	2041	$206,200	Libor + 145 bps	Yes—Full

Consolidated Corporate		$206,200		$206,200	1.69%

Total Variable Rate Debt		$2,083,265		$2,043,802	2.54%

Total, at share(9)(10)		$18,928,403		$17,348,529	4.32%

(1)
Proportionate share for Consolidated Properties presented exclusive of non-controlling interests.

(2)
Assumes that all maturity extensions are exercised.

(3)
Total recourse to GGP or its subsidiaries of approximately $1.9 billion.

(4)
This asset has been transferred to the special servicer and has a total debt of $84.8 million (Note 19).

(5)
Loan is cross-collateralized with other properties.

(6)
$45.0 million B-note is subordinate to return of GGP's additional contributed equity.

(7)
Union Square Portfolio represents two retail properties.

(8)
Properties provide mortgage collateral as guarantors for $1.5 billion corporate borrowing and are crossed collateralized.

(9)
Excludes the $1.0 billion corporate revolver. As of December 31, 2013 there was $51.8 million drawn.

(10)
Reflects amortization for the period subsequent to December 31, 2013.

        Below is a reconciliation of our proportionate share of mortgages, notes and loans payable (from above) to our consolidated mortgages, notes and loans payable per our Consolidated Balance Sheet as of December 31, 2013 (Dollars in thousands).

Total Mortgages, Notes, and Other Payables, from above	$18,928,403
Noncontrolling interests in consolidated real estate affiliates	81,026
Our share of Unconsolidated Real Estate Affiliates	(3,194,280)
Market rate adjustments, net	933
Junior Subordinated Notes	(206,200)
Corporate revolver	51,800
Other loans payable	10,755

Total	$15,672,437

Lease Expiration Schedule

        The following table indicates various lease expiration information related to our regional malls owned as of December 31, 2013. The table excludes expirations and rental revenue from temporary tenants and tenants that pay percent-in-lieu rent. See "Note 2—Summary of Significant Accounting Policies" for our accounting policies for revenue recognition from our tenant leases and "Note 10—Rentals Under Operating Leases" for the future minimum rentals of our operating leases for the consolidated properties.

Year	Number of Expiring Leases	Expiring GLA at 100%	Percent of Total	Expiring Rent	Expiring Rent ($psf)
		(Dollars in thousands)		(Dollars in thousands)
Specialty Leasing	1,116	2,343	4.5%	$50,592	$22.35
2014	1,825	6,041	11.7%	325,050	56.95
2015	1,590	5,193	10.1%	315,150	62.74
2016	1,561	5,204	10.1%	340,761	66.62
2017	1,410	5,108	9.9%	327,208	65.37
2018	1,391	5,213	10.1%	364,395	71.49
2019	824	3,858	7.5%	268,630	70.29
2020	695	3,024	5.9%	200,766	66.90
2021	757	3,008	5.8%	212,786	71.70
2022	867	3,573	6.9%	255,066	71.95
Subsequent	1,425	8,961	17.5%	576,849	65.88

Total	13,461	51,526	100.0%	$3,237,253	$64.35

ITEM 3.    LEGAL PROCEEDINGS

        Other than certain cases as described below and in Note 17, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

Urban Litigation

        In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. GGP Inc., GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including GGP, Inc. and its affiliates, to engage in certain future transactions through the Urban Partnership. On June 24, 2013, the court held oral argument on the parties' cross-motions for partial summary judgment. The court rendered its decisions on these motions on November 7, 2013, affirming certain of the motions for plaintiffs and the co-defendants and denying others. A trial date has been scheduled for May 2014. While the parties have entered into discussions regarding potential settlement terms, it is not possible to determine whether such discussions will ultimately result in a settlement acceptable to all parties.

        As a result of our consideration of the risks associated with this matter, the uncertainty regarding the outcome of the settlement discussions, as well as discussions with counsel, the Company has concluded that we cannot reasonably estimate a possible range of potential loss related to the Urban Plaintiffs' lawsuit due to the broad spectrum of monetary and non-monetary remedies that may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants. Therefore, no liability has been accrued and no range of loss has been disclosed in the accompanying consolidated financial statements as of and for the year ended December 31, 2013.

        John Schreiber, one of our former directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us.

Tax Indemnification Liability

        Pursuant to the Investment Agreements (defined in Note 1), GGP has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million. The IRS disagrees with the method used to report gains for income tax purposes that are the subject of the MPC taxes. As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012. The Internal Revenue Service has opened an audit for these two taxpayers for 2009 through 2011 with respect to MPC Taxes. The outcome of this Tax Court decision will impact the timing of the payment of the MPC taxes to HHC. We anticipate the Tax Court's decision in 2014. We have accrued $303.6 million as of December 31, 2013 and $303.8 million as of December 31, 2012 related to the tax indemnification liability. In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of December 31, 2013, and December 31, 2012. As a result of our consideration of the risks associated with this matter, as well as discussions with counsel, the Company believes that the aggregate liability recorded of $325.2 million represents management's best estimate of our liability as of December 31, 2013 and that the probability that we will incur a loss in excess of this amount is remote. Depending on the outcome of the Tax Court litigation, it is possible that we may make potentially significant payments on the tax indemnification liability in the next twelve months. We do not expect that these payments will exceed the tax indemnification liability accrued as of December 31, 2013.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes the quarterly high and low sales prices on the NYSE for 2013 and 2012.

	Stock Price
Quarter Ended	High	Low
2013
December 31	$22.25	$19.26
September 30	21.94	18.67
June 30	23.33	18.63
March 31	20.97	18.96
2012
December 31	$20.55	$18.24
September 30	21.25	16.95
June 30	18.44	15.85
March 31	17.07	14.49

        The following table summarizes distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Dividend Per Share
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12
2012
November 20	December 14	January 4, 2013	$0.11
July 31	October 15	October 29, 2012	0.11
April 26	July 16	July 30, 2012	0.10
February 23	April 16	April 30, 2012	0.10

Recent Sales of Unregistered Securities and Repurchase of Shares

        See Note 13 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2013 and Note 11 for information regarding redemptions of the common units of GGP Limited Partnership held by limited partners (the "Common Units") for common stock.

        The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, S&P 500 and the FTSE National Association of REIT—Equity REITs from the Effective Date through December 31, 2013.

 Total Return Performance
Effective Date to December 2013

As Of		November 9, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
General Growth Properties, Inc.	Cum $	$100	$115	$112	$152	$154
	Return %		15.12	11.69	51.95	53.64
FTSE NAREIT Equity REIT Index	Cum $	100	102	111	131	134
	Return %		2.32	10.80	30.81	34.04
S&P 500 Index	Cum $	100	104	104	118	152
	Return %		3.65	3.64	17.54	52.33

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	GGP				GGP, Inc.
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year Ended December 31, 2009
	(Dollars in thousands)
OPERATING DATA(1)
Total revenues	$2,527,387	$2,466,838	$2,394,558	$350,576	$2,029,060	$2,408,426
Total expenses	(1,695,228)	(1,707,275)	(1,778,574)	(277,526)	(1,237,143)	(1,805,934)
Income (loss) from continuing operations	307,156	(462,056)	(193,891)	(245,471)	(647,317)	(491,359)
Net (loss) income available to common stockholders	288,450	(481,233)	(313,172)	(254,216)	(1,185,758)	(1,284,689)
Basic (loss) earnings per share:
Continuing operations	$0.30	$(0.51)	$(0.21)	$(0.26)	$(1.96)	$(1.51)
Discontinued operations	0.01	(0.01)	(0.12)	(0.01)	(1.78)	(2.60)

Total basic earnings per share	$0.31	$(0.52)	$(0.33)	$(0.27)	$(3.74)	$(4.11)

Diluted (loss) earnings per share:
Continuing operations	$0.30	$(0.51)	$(0.25)	$(0.26)	$(1.96)	$(1.51)
Discontinued operations	0.01	(0.01)	(0.12)	(0.01)	(1.78)	(2.60)

Total diluted earnings per share	$0.31	$(0.52)	$(0.37)	$(0.27)	$(3.74)	$(4.11)

Dividends declared per share(2)(3)	$0.51	$0.42	$0.83	$0.38	$—	$0.19

NET OPERATING INCOME ("NOI")(4)	$2,144,260	$2,047,764	$1,985,064	$283,436	$1,666,582	$1,981,917
COMPANY NOI(4)	$2,188,611	$2,084,299	$2,016,741	N/A	N/A	N/A
FUNDS FROM OPERATIONS ("FFO")(5)	$1,030,852	$521,080	$908,122	$(81,750)	$694,427	$610,426
COMPANY FFO(5)	$1,147,671	$991,716	$874,420	N/A	N/A	N/A
CASH FLOW DATA(6)
Operating activities	$889,531	$807,103	$502,802	$(358,607)	$41,018	$871,266
Investing activities	166,860	(221,452)	485,423	63,370	(89,160)	(334,554)
Financing activities	(1,103,935)	(533,708)	(1,436,664)	(221,051)	931,345	(51,309)

	As of December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Investment in real estate assets—cost	$25,405,973	$26,327,729	$27,650,474	$28,293,864	$30,329,415
Total assets	25,762,303	27,282,405	29,518,151	32,367,379	28,149,774
Total debt	15,878,637	16,173,066	17,349,214	18,047,957	24,456,017
Redeemable preferred noncontrolling interests	131,881	136,008	120,756	120,756	120,756
Redeemable common noncontrolling interests	97,021	132,211	103,039	111,608	86,077
Stockholders' equity	8,103,121	7,621,698	8,483,329	10,079,102	822,963

(1)
For all periods presented, the operating data related to continuing operations do not include the effects of amounts reported in discontinued operations. See Note 4 for further discussion of discontinued operations.

(2)
The 2011 dividend includes the impact for the non-cash dividend distribution of Rouse Properties, Inc. ("RPI").

(3)
The 2009 and 2010 dividend was paid 90% in Common Stock and 10% in cash in January of 2010 and 2011, respectively.

(4)
NOI and Company NOI (as defined below) are presented at our proportionate share and do not represent income from operations as defined by GAAP.

(5)
FFO and Company FFO (as defined below) are presented at our proportionate share and do not represent cash flows from operations as defined by GAAP.

(6)
Cash flow data only represents GGP's consolidated cash flows as defined by GAAP and as such, operating cash flow does not include the cash received from our Unconsolidated Real Estate Affiliates, except to the extent of contributions to or distributions from our Unconsolidated Real Estate Affiliates.

Basis of Presentation

        The Company emerged from Chapter 11 (as defined in Note 1) on November 9, 2010, which we refer to as the "Effective Date." The structure of the Plan Sponsors' (as defined in Note 1) investments triggered the application of the acquisition method of accounting. The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets as of December 31, 2013, 2012, 2011 and 2010; the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011 and for the period from November 10, 2010 to December 31, 2010, and the Consolidated Statements of Cash Flows and the Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, and for the period from November 10, 2010 to December 31, 2010 reflect the revaluation of GGP, Inc.'s assets and liabilities to fair value as of the Effective Date. Certain elements of our financial statements were significantly changed by these adjustments, such as depreciation which is calculated on revalued property and equipment and amortization of above and below market leases and other intangibles which is also calculated on revalued assets and liabilities. The results for GGP (as defined in Note 1) and GGP, Inc. (as defined in Note 1) are based on different bases of accounting. Due to the increased depreciation in operating expenses and the net decrease of revenues due to the amortization of above and below market leases and straight-line rent, certain line items of the statements of operations for GGP, Inc. and GGP are not directly comparable.

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

Overview—Introduction

        Our primary business is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. Our properties are predominantly located in the United States. As of December 31, 2013, we are the owner, either entirely or with joint venture partners, of 120 regional malls comprising approximately 125 million square feet of GLA.

        We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

        We seek to increase long-term Company NOI (as defined below) growth through proactive management and leasing of our properties. Our leasing strategy is to identify and provide the right stores to have appropriate merchandise mix. We believe that the most significant operating factor affecting incremental cash flow and Company NOI is increased rents earned from tenants at our properties. These rental revenue increases are primarily achieved by:

  •
  increasing the permanent occupancy;

  •
  increasing rental revenues by leasing at higher rates than those expiring; and

  •
  increasing tenant sales, which will allow us to obtain higher rents, and in which we participate through overage rent.

        We may recycle capital by strategically disposing assets and opportunistically investing in high quality retail properties. Controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company NOI growth.

Overview

        Our Company NOI (as defined below) increased 5.0% from $2.1 billion for the year ended December 31, 2012 to $2.2 billion for the year ended December 31, 2013. Operating income increased 9.5% from $759.6 million for the year ended December 31, 2012 to $832.2 million for the year ended December 31, 2013. Our Company FFO (as defined below) increased 15.7% from $991.7 million for the year ended December 31, 2012 to $1.1 billion for the year ended December 31, 2013. Net income (loss) attributable to General Growth Properties, Inc. increased from $(481.2) million for the year ended December 31, 2012 to $302.5 million for the year ended December 31, 2013.

        See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income (loss) attributable to General Growth Properties, Inc.

        During 2013 we completed transactions and achieved operational goals in order to promote our long-term strategy to enhance the quality of our overall portfolio as follows:

  •
  sold our investment in Aliansce (Note 6);

  •
  acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million;

  •
  acquired four retail properties for total consideration of $396.3 million, which included cash of $355.0 million and the assumption of debt of $41.3 million. The four retail properties acquired include a 50% interest in a portfolio comprised of two properties in the Union Square area of San Francisco (Note 3);

  •
  acquired the remaining 50% interest in Quail Springs Mall, from our joint venture partner, for total consideration of $90.5 million, including $55.0 million of cash and the assumption of debt of $35.0 million (Note 3);

  •
  sold our interests in six retail properties for total consideration of $142.6 million, which reduced our property level debt by $143.6 million. Additionally, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $25.9 million and a reduction of property level debt of $96.9 million;

  •
  reinvested in our portfolio by acquiring 28,345,108 shares of our common stock for $566.9 million (Note 12); and

  •
  invested $625.3 million to date on $2.1 billion of identified redevelopment projects.

Operating Metrics

Same Store Operating Metrics

        The following table summarizes selected operating metrics for our same store portfolio.

	December 31, 2013(1)	December 31, 2012(1)	% Change
In-Place Rents per square foot(2)
Consolidated Properties	$67.61	$67.39	0.33%
Unconsolidated Properties	80.42	73.63	9.22%

Total	$71.29	$69.12	3.14%
Percentage Leased
Consolidated Properties	96.9%	95.8%	110 bps
Unconsolidated Properties	97.6%	97.0%	60 bps

Total	97.1%	96.1%	100 bps
Tenant Sales
Consolidated Properties	$520	$524	-0.76%
Unconsolidated Properties	677	603	12.27%

Total	$564	$545	3.49%

(1)
Metrics exclude one asset that is being de-leased in preparation for redevelopment.

(2)
Represents average rent over the term consisting of base minimum rent, common area costs and real estate taxes.

Lease Spread Metrics

        The following table summarizes signed leases that were scheduled to commence in 2013 compared to expiring leases for the prior tenant in the same suite.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Initial Rent Spread	% Change
New Leases(3)	624	1,914,314	8.5	$69.78	$55.60	$14.18	25.5%
Renewal Leases(3)	971	2,877,025	4.5	60.64	58.35	2.29	3.9%

New/Renewal Leases(3)	1,595	4,791,339	6.1	$64.29	$57.25	$7.04	12.3%

(1)
Represents initial rent over the term consisting of base minimum rent, common area costs and real estate taxes.

(2)
Represents expiring rent at end of lease consisting of base minimum rent, common area costs and real estate taxes.

(3)
Represents leases where downtime between the new and previous tenant in the suite was less than nine months.

Results of Operations

Year Ended December 31, 2013 and 2012

        The following table is a breakout of the components of minimum rents:

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,597,802	$1,563,288	$34,514	2.2%
Lease termination income	10,888	8,622	2,266	26.3
Straight-line rent	49,504	59,749	(10,245)	(17.1)
Above and below-market tenant leases, net	(69,311)	(81,726)	12,415	(15.2)

Total Minimum rents	$1,588,883	$1,549,933	$38,950	2.5%

        Base minimum rents increased by $34.5 million primarily due to increased permanent occupancy from 90.2% as of December 31, 2012 to 92.0% as of December 31, 2013.

        Tenant recoveries increased $22.7 million primarily due to higher real estate tax recoveries in 2013, which were driven by increased real estate tax expense and therefore increased recovery income. Additionally in 2013, we settled a multi-year real estate tax suit with a municipality at one operating property, which resulted in a $5.1 million recovery during the first quarter of 2013. Tenant recoveries also increased due to increased permanent occupancy.

        Overage rents decreased $13.5 million due in part to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013 (Note 3). This resulted in $7.5 million less Overage rents in 2013 compared to 2012, as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1).

        Management fees and other corporate revenues decreased $3.2 million. This is primarily due to higher one-time development and finance fees earned during 2012 at various joint venture properties.

        Other revenue increased $15.6 million due to a gain on sale of land to a municipality in the fourth quarter of 2013 for $9.6 million.

        Real estate taxes increased $24.8 million, and $11.1 million of this increase was the result of the settlement of a multi-year real estate tax suit with a municipality at one operating property during the first quarter of 2013. In addition, certain other properties saw increased real estate tax expense in 2013.

        Property maintenance costs decreased $4.8 million. This decrease is primarily due to lower contracted services of $3.2 million resulting from continued efforts to control operating expenses in 2013.

        Other property operating costs decreased $8.9 million due to our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013 (Note 3). This resulted in less Other property operating costs in 2013 compared to 2012, as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1). This decrease is partially offset by increased compensation and benefits and the write-off of a ground lease intangible related to a land purchase at one operating property.

        Property management and other costs increased $5.2 million due to higher compensation and benefits in 2013.

        General and administrative increased $10.1 million primarily due to a litigation settlement in 2012 that reduced General and administrative by $5.3 million in that year. In addition, we incurred one-time acquisition related transaction costs during the fourth quarter of 2013.

        Provision for impairment in 2013 and 2012 of $18.4 million and $32.1 million, respectively, reflects impairment charges taken at one property (Notes 2 and 5).

        Depreciation and amortization decreased by $17.7 million primarily due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013 (Note 3), which resulted in $20.1 million less in Depreciation and amortization in 2013 as compared to 2012 as these properties are now accounted for as Unconsolidated Real Estate Affiliates.

        Interest income increased $5.3 million. This increase is primarily due to interest income received from the note receivable recorded in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 6).

        Interest expense decreased by $58.0 million primarily due to the redemption of $700.5 million of unsecured corporate bonds in 2013. The decrease is also due to a $9.7 million increase in capitalized interest related to redevelopment projects. This decrease is partially offset by a write-off of a market rate adjustment related to the refinancing of Ala Moana, which reduced interest expense during 2012.

        The loss on foreign currency represents foreign exchange loss on the note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 6).

        The Warrant liability adjustment for the year ended December 31, 2013, represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability. We incurred a net Warrant liability adjustment of $40.5 million during the first quarter of 2013. This adjustment reflects our purchase of the Warrants from Fairholme and Blackstone (both defined in Note 1), as the amount paid exceeded the liability by approximately $55 million. This was partially offset by the revaluation of the remaining Warrants as of March 28, 2013. As of March 28, 2013, an amendment to the warrant agreement changed the classification of the Warrants owned by Brookfield from a liability to a component of permanent equity. As a result, the Warrants have not been revalued after March 28, 2013. Refer to Note 9 for a discussion of transactions related to the Warrants.

        The Warrant liability adjustment of $502.2 million in the year ended December 31, 2012 is a result of an increase in our stock price from December 31, 2011 which was partially offset by the effect of a decrease in the implied volatility of our stock from 37% in 2011 to 33% in 2012.

        The Gain from change in control of investment properties of $219.8 million in 2013 is due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture, and the purchase of our partner's interest in Quail Springs Mall, previously held in a joint venture (Note 3). The 2012 Gain from change in control of investment properties of $18.5 million relates to the purchase of our partner's interest in two regional malls previously held in a joint venture.

        The Loss on extinguishment of debt of $36.5 million in 2013 is the result of fees expensed for the early payoff of debt. $20.5 million of such fees were expensed as a result of the early redemption of the $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015. In addition, we expensed $6.6 million in financing fees resulting from the refinancing of the $1.5 billion secured corporate loan, $3.5 million as a result of the early redemption of $91.8 million of 5.38% unsecured corporate bonds due November 26, 2013, and $5.9 million as a result of the early payoff of mortgage debt at one operating property (Note 7). The Loss on extinguishment of debt in 2012 of $15.0 million is the result of a fee expensed for the early redemption of the $600.0 million of 6.75% unsecured corporate bonds due May, 2013.

        Equity in income from Unconsolidated Real Estate Affiliates—gain (loss) on investment for the year ended December 31, 2013 primarily relates to a gain on the sale of a portion of our interest in Water Tower Place of $10.1 million (Note 6).

        Equity in income from Unconsolidated Real Estate Affiliates—gain (loss) on investment of $23.4 million for the year ended December 31, 2012 represents the gain from the dilution of our investment in Aliansce as a result of its secondary equity offering.

        Preferred Stock issued during the first quarter of 2013 resulted in $14.1 million in preferred stock dividends accrued during 2013 (Note 11).

Year Ended December 31, 2012 and 2011

        The following table is a breakout of the components of minimum rents:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,563,288	$1,509,411	$53,878	3.6%
Lease termination income	8,622	15,405	(6,784)	(44.0)
Straight-line rent	59,749	76,067	(16,318)	(21.5)
Above and below-market tenant leases, net	(81,726)	(92,459)	10,733	(11.6)

Total Minimum rents	$1,549,933	$1,508,424	$41,509	2.8%

        Base minimum rents increased by $53.9 million primarily due to increased permanent occupancy and increasing in-place rents.

        Tenant recoveries increased $6.3 million primarily due to higher recoveries from common area maintenance fees and real estate taxes in 2012.

        Overage rents increased $9.7 million primarily due to increased tenant sales per square foot in 2012.

        Management fees and other corporate revenues increased $10.8 million primarily due to one-time development and financing fees earned during 2012 at various joint venture properties.

        Property maintenance costs decreased $10.3 million due to a decrease in compensation and benefits and lower snow removal costs as a result of a mild winter in 2012.

        Property management and other costs decreased $27.3 million primarily due to a $24.5 million reduction in compensation and benefits in 2012, which was partially offset by increased legal services and national marketing costs.

        General and administrative increased $8.3 million. The increase is primarily due to a $5.3 million reduction in General and administrative related to a litigation settlement in 2012. The reversal of previously accrued bankruptcy costs and gains on settlements of $18.2 million are included in 2011, both of which reduced General and administrative expense. Excluding these items, General and administrative decreased in 2012 due to a $6.8 million decrease in professional fees.

        Provision for impairment in 2012 of $32.1 million reflects an impairment charge taken at one property (Notes 2 and 5).

        Depreciation and amortization decreased $72.0 million primarily due to fully depreciated and written off tenant-specific in-place lease intangibles as tenants vacated prior to the end of their lease term in 2012 versus 2011. This was partially offset by increased building depreciation of $8.2 million as a result of accelerated depreciation associated with the demolition of a building in 2012.

        Interest expense decreased $68.9 million primarily due to default interest incurred on the Homart Note and the 2006 Credit Facility totaling $55.9 million during 2011. Additionally we incurred $26.1 million less interest expense in 2012 due to lower average interest rates obtained as a result of our refinancing activity since 2011. These decreases were partially offset by increases of amortization and write-offs of debt market rate adjustments of $22.5 million in 2012.

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

        The 2012 Gain from change in control of investment properties of $18.5 million relates to the purchase of our partner's interest in two regional malls previously held in a joint venture.

        The Loss on extinguishment of debt in 2012 of $15.0 million is the result of a fee expensed for the early redemption of the $600.0 million of 6.75% unsecured corporate bonds due May, 2013.

        Equity in income from Unconsolidated Real Estate Affiliates—gain (loss) on investment of $23.4 million for the year ended December 31, 2012 represents the gain from the dilution of our investment in Aliansce as a result of its secondary equity offering.

Liquidity and Capital Resources

        Our primary source of cash is from the ownership and management of our properties. We may also raise cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses and capital, working capital, debt service, reinvestment in and redevelopment of properties, tenant allowances and dividends.

        We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, cross collateralizations and corporate guarantees, improving operations and providing the necessary capital to fund growth. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $577.3 million of consolidated unrestricted cash and $948.2 million of available credit under our credit facility as of December 31, 2013, as well as anticipated cash provided by operations.

        Our key financing and capital raising objectives include:

  •
  to refinance our maturing debt and certain debt that is prepayable without penalty,

  •
  to manage future debt maturities coming due in any one year; and

  •
  to reduce the amount of debt that is recourse to us.

        We may also raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnership or other capital raising activities.

        During 2013, we executed the following refinancing and capital transactions (at our proportionate share):

  •
  acquired 28,345,108 shares of our common stock for $566.9 million (Note 12);

  •
  acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million;

  •
  completed $5.6 billion of secured financings, including the $1.5 billion secured corporate loan, lowering the average interest rate, lengthening the term-to-maturity, and generating net proceeds of approximately $1.4 billion;

  •
  issued 10,000,000 shares of 6.375% Preferred Stock, generating proceeds of approximately $250 million before issuance costs; and

  •
  redeemed $700.5 million of unsecured corporate bonds with a weighted-average interest rate of 6.57%. The redeemed unsecured corporate bonds were scheduled to mature in 2013 and 2015.

        As of December 31, 2013, we have $2.8 billion of debt pre-payable at par. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

        As a result of our financing efforts in 2013, we have reduced the amount of debt due in the next three years from $5.3 billion to $1.9 billion, representing 10.7% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.0 billion or approximately 17.2% of our total debt at maturity.

        As of December 31, 2013, our proportionate share of total debt aggregated $19.0 billion. Our total debt consists of our share of consolidated debt of $15.7 billion, of which $15.5 billion is secured and $206.2 million is corporate unsecured, and $3.2 billion of our share of the secured debt of our Unconsolidated Real Estate Affiliates. Of our proportionate share of total debt, $1.9 billion is recourse to the Company or its subsidiaries due to guarantees or other security provisions for the benefit of the note holder.

        The following table illustrates the scheduled payments for our proportionate share of total debt as of December 31, 2013. The $206.2 million of Junior Subordinated Notes are due in 2041, but we may

redeem them any time after April 30, 2011 (Note 7). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2018.

	Consolidated(1)	Unconsolidated(1)
	(Dollars in thousands)
2014	$350,488	$19,058
2015	806,110	199,773
2016	1,038,660	24,243
2017	873,790	334,049
2018	1,975,332	232,066
Subsequent	10,741,543	2,385,091

	$15,785,923	$3,194,280

(1)
Excludes $1.0 million of adjustments related to special improvement district liabilities and debt market rate adjustment.

        We generally believe that we will be able to extend the maturity date, repay or refinance the consolidated debt that is scheduled to mature in 2014. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates upon maturity; however there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Acquisitions and Joint Venture Activity

        From time-to-time we may acquire whole or partial interests in high-quality retail properties that are consistent with our strategy of owning and operating best-in-class retail properties. Such assets provide long-term embedded growth or potential redevelopment opportunities.

        During the year ended December 31, 2013, we executed the following transactions (at our proportionate share):

  •
  acquired four retail properties for total consideration of $396.3 million, which included cash of $355.0 million and the assumption of debt of $41.3 million. The four retail properties acquired include a 50% interest in a portfolio comprised of two properties in the Union Square area of San Francisco (Note 3);

  •
  formed a joint venture with TIAACREF, contributing The Grand Canal Shops and The Shoppes at the Palazzo, which generated proceeds to GGP of $411.5 million net of debt assumed of $311.9 million (Note 3); and

  •
  acquired the remaining 50% interest in Quail Springs Mall, from our joint venture partner, for total consideration of $90.5 million, including $55.5 million of cash and the assumption of debt of $35.0 million (Note 3).

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

        As a result of the GGPLP/Fairholme/Blackstone transaction mentioned above, Brookfield now owns or manages on behalf of third parties all of the Company's remaining outstanding Warrants,

which are exercisable into approximately 46 million common shares of the Company at a weighted-average exercise price of $9.29 per share, assuming net share settlement. The Warrants will continue to adjust for dividends paid by the Company.

        As of February 18, 2014, Brookfield's potential ownership of the Company (assuming full share settlement of the Warrants) is 40.9%, which is stated in their Form 13D filed on the same date. If Brookfield held or managed this same ownership through the maturity date of the Warrant assuming: (a) GGP's common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 39.6% of the Company under net share settlement, and 41.3% of the Company under full share settlement.

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

	Brookfield Investor	Fairholme/Blackstone	Total
	(Dollars in thousands)
December 31, 2012	$913,000	$575,000	$1,488,000
Warrant liability adjustment	(17,500)	58,000	40,500
Purchase of Fairholme/Blackstone Warrants	—	(633,000)	(633,000)
Reclassification of Warrants to Equity	(895,500)	—	(895,500)

December 31, 2013	$—	$—	$—

Redevelopments

        We are currently redeveloping several consolidated and unconsolidated properties primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues. The execution of these redevelopment projects within our portfolio was identified as providing compelling risk-adjusted returns on investment.

        We have identified $2.1 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve returns of approximately 12% on open projects and 8—10% on projects under construction or in our pipeline, which average 9%—11% for all projects (cash on cash first year stabilized) on these projects as they commence operations. We plan to fund these redevelopment costs with available cash flow, construction financing, and proceeds from debt refinancings. We continue to evaluate a number of other redevelopment prospects to further enhance the quality of our assets. The following table illustrates our planned redevelopments:

Property	Description	Ownership %	GGP's Total Projected Share of Cost	GGP's Investment to Date(1)	Expected Return on Investment(2)	Expected Project Opening
Major Development Summary (in millions, at share unless otherwise noted)
Open
Northridge Northridge, CA	The Sports Authority, Yardhouse and Plaza	100%	$12.2	$11.3	14%	Open
Fashion Show Las Vegas, NV	Addition of Macy's Men's and inline	100%	34.8	31.0	23%	Open
Oakwood Center Gretna, LA	West wing redevelopment and Dick's Sporting Goods	100%	19.0	13.9	9%	Open
Glendale Galleria(3) Glendale, CA	Addition of Bloomingdale's, remerchandising, business development and renovation	50%	51.7	39.8	12%	Open
The Mall in Columbia Columbia, MD	Lifestyle expansion	100%	23.6	12.1	12%	Open
Oakbrook Center Oakbrook, IL	Conversion of former anchor space into Container Store, Pirch and inline	47%	15.0	9.5	10%	Open
Other Projects Various Malls	Redevelopment projects at various malls	N/A	128.5	108.2	9%	Open

Total Open Projects			$284.8	$225.8	12%

Under Construction
The Woodlands(3) Woodlands, TX	Addition of Nordstrom in former Sears box	100%	$44.7	$28.6	7 - 9%	Q3 2014
Mayfair Mall(3) Wauwatosa, WI	Nordstrom	100%	72.3	2.7	6 - 8%	Q3 2015
Ridgedale Center(3) Minnetonka, MN	Nordstrom, Macy's Expansion, New Inline GLA and renovation	100%	106.2	15.7	8 - 9%	Q3 2015
Ala Moana Center Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants and reconfigure center court	100%	573.2	239.9	9 - 10%	Q4 2015
Other Projects Various Malls	Redevelopment projects at various malls	N/A	171.8	54.3	8 - 9%	Various

Total Projects Under Construction			$968.2	$341.2	8 - 10%

Projects in Pipeline
Baybrook Mall Friendswood, TX	Expansion	53%	$76.3	$0.5	9 - 10%	TBD
Southwest Plaza Littleton, CO	Redevelopment	100%	72.6	1.2	9 - 10%	TBD
Staten Island Mall Staten Island, NY	Expansion	100%	156.1	1.2	10 - 11%	TBD
New Mall Development Norwalk, CT	Ground up mall development	100%	285.0	35.4	8 - 10%	TBD
Ala Moana Center Honolulu, HI	Nordstrom box repositioning	100%	85.0	—	9 - 10%	TBD
Other Projects Various Malls	Redevelopment projects at various malls	N/A	219.5	20.0	9 - 10%	TBD

Total Projects in Pipeline			$894.5	$58.3	8 - 10%

Total Development Summary			$2,147.5	$625.3	9 - 11%

(1)
Projected costs and investments to date exclude capitalized interest and overhead.

(2)
Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions. Actual costs may vary.

(3)
Project ROI includes income related to uplift on existing space.

        Our investment in these projects for the year ended December 31, 2013 has increased from December 31, 2012, in conjunction with the applicable development plan and as projects near completion. The completion of projects at Glendale Galleria and Fashion Show and the continued progression of the redevelopment project at Ala Moana Center resulted in increases to GGP's investment to date.

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

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Capital expenditures(1)	$146,315	$129,119
Tenant allowances	131,802	139,247
Capitalized interest and capitalized overhead	57,425	46,398

Total	$335,542	$314,764

(1)
Reflects only non-tenant operating capital expenditures.

        The increase in Capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.

Common Stock Dividends

        Our Board of Directors declared common stock dividends during 2013 and 2012 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12
2012
November 20	December 14	January 4, 2013	$0.11
July 31	October 15	October 29, 2012	0.11
April 26	July 16	July 30, 2012	0.10
February 23	April 16	April 30, 2012	0.10

Preferred Stock Dividends

        On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Preferred Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by operating activities was $889.5 million for the year ended December 31, 2013, $807.1 million for the year ended December 31, 2012, and $502.8 million for the year ended December 31, 2011. Significant components of net cash provided by operating activities include:

        2013 Activity

  •
  increase in base minimum rents and related collections due to overall increase in permanent occupancy;

  •
  decrease in interest costs primarily as a result of the redemption of unsecured corporate bonds; and offset by a

  •
  decrease in Accounts payable and accrued expenses primarily attributable to a settlement with the 2006 Lenders (Note 17).

        2012 Activity

  •
  increase in base minimum rents and related collections due to the overall increase in permanent occupancy;

  •
  decrease in operating costs consistent with our initiatives to control costs;

  •
  decrease in interest costs primarily as a result of the refinancing our debt; and

  •
  increase in restricted cash due to the release of operating escrow funds;

        2011 Activity

  •
  increase in base minimum rents and related collections due to overall increase in permanent occupancy;

  •
  decrease in interest costs primarily as a result of the refinancing our debt; and offset by a

  •
  decrease in Accounts payable and accrued expenses primarily attributable to a payment of a key employee incentive plan.

 Cash Flows from Investing Activities

        Net cash (used in) provided by investing activities was $166.9 million for the year ended December 31, 2013, $(221.5) million for the year ended December 31, 2012, and $485.4 million for the year ended December 31, 2011. Significant components of net cash used in investing activities include:

        2013 Activity

  •
  proceeds from the formation of a joint venture with TIAACREF, $411.5 million (Note 3);

  •
  acquisition of our joint venture partner's 50% interest in Quail Springs, $(55.5) million, net (Note 3);

  •
  contribution to the joint venture that acquired a portfolio in San Francisco's Union Square area $(40.3) million;

  •
  proceeds from the sale of our investment in the stock of Aliansce Shopping Centers S.A., $446.3 million (Note 6); and

  •
  the acquisition of two retail properties, $(314.8) million (Note 3);

        2012 Activity

  •
  the acquisition of interests in 11 Sears anchor pads, $(270.0) million (Note 3);

  •
  the acquisition of the remaining 49% of The Oaks and Westroads, which were previously owned through a joint venture, $(98.3) million (Note 3);

  •
  proceeds from the disposition of 21 investment properties and a portion of our office portfolio, $362.4 million (Note 4); and

  •
  distributions received from Unconsolidated Real Estate Affiliates in excess of income primarily related to distributions received from three of our joint ventures, $372.2 million.

        2011 Activity

  •
  in 2011, proceeds from the disposition of 15 investment properties, $627.9 million.

Cash Flows from Financing Activities

        Net cash (used in) provided by financing activities was $(1.1) billion for the year ended December 31, 2013, $(533.7) million for the year ended December 31, 2012, and $(1.4) billion for the year ended December 31, 2011. Significant components of net cash used in financing activities include:

        2013 Activity

  •
  net proceeds from the issuance of Preferred Stock, $242.0 million;

  •
  purchase of the Fairholme and Blackstone Warrants $(633.2) million (Note 9);

  •
  the acquisition of 28.3 million shares of our common stock $(566.9) million;

  •
  cash distributions paid to common stockholders of $(447.2) million, which were offset by the cash distributions reinvested in common stock via the DRIP of $0.6 million; and

  •
  proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments $345.6 million, net.

        2012 Activity

  •
  we made $5.8 billion of principal payments, which were partially offset by net proceeds of $5.6 billion received from refinanced or new mortgage notes; and

  •
  cash distributions paid to common stockholders, $(384.3) million, which were offset by the cash distributions reinvested in common stock via the DRIP, $48.5 million;

        2011 Activity

  •
  principal payments and refinancing of our mortgages, notes and loans payable $(651.7) million, net;

  •
  the purchase and cancellation of common stock, $(553.5) million; and

  •
  the cash distribution paid to common stockholders, $(319.8) million, which were offset by the cash distributions reinvested in common stock via the DRIP, $115.4 million.

Seasonality

        Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during fourth quarter of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.

Critical Accounting Policies

        Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are as follows:

Segments

        We operate in a single reportable segment which includes the operation, development and management of retail and other rental properties, primarily regional malls. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

Acquisitions of Operating Properties (Note 3)

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

Investments in Unconsolidated Real Estate Affiliates (Note 6)

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

Revenue Recognition and Related Matters

        Minimum rent revenues are recognized on a straight-line basis over the terms of the related operating leases. Minimum rent revenues also include lease termination income collected from tenants to allow the tenant to vacate their space prior to their scheduled termination dates, as well as, accretion related to above and below-market tenant leases on acquired properties and properties that were fair valued at emergence from bankruptcy.

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

 Fair Value of Warrants

        Prior to the amendment of the warrant agreement on March 28, 2013, the Warrants were classified as a liability and marked to fair value, with changes in fair value recognized in earnings. The fair value of the Warrants was estimated using the Black Scholes option pricing model using our stock price, the Warrant term, and Level 3 inputs (Note 2). An increase in GGP's common stock price or in the expected volatility of the Warrants would increase the fair value; whereas, a decrease in GGP's common stock price or an increase in the lack of marketability would decrease the fair value. The valuation of the Warrants as of December 31, 2012, was not adjusted when determining the fair value as a result of the Pershing Square and Fairholme/Blackstone transactions (Note 9). The amendment of the warrant agreement results in the classification of the Warrants as a component of permanent equity on our Consolidated Balance Sheets, and as such, the Warrants are no longer carried at fair value after March 28, 2013.

Contractual Cash Obligations and Commitments

        The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2013:

	2014	2015	2016	2017	2018	Subsequent/ Other(6)	Total
	(Dollars in thousands)
Long-term debt-principal(1)	$403,493	$846,253	$1,039,384	$884,064	$1,924,120	$10,563,450	$15,660,764
Interest payments(2)	678,160	654,964	639,454	607,234	522,483	463,186	3,565,481
Retained debt-principal	1,445	1,527	1,598	1,702	1,798	82,485	90,555
Ground lease payments	5,902	5,912	5,911	5,941	5,859	190,376	219,901
Corporate Leases	6,750	7,312	7,318	7,349	7,360	11,052	47,141
Purchase obligations(3)	138,798	—	—	—	—	—	138,798
Junior Subordinated Notes(4)	—	—	—	—	—	206,200	206,200
Tax indemnification liability(5)	—	—	—	—	—	303,586	303,586
Uncertain tax position liability(6)	—	—	—	—	—	5,536	5,536
Other long-term liabilities(7)	—	—	—	—	—	—	—

Total	$1,234,548	$1,515,968	$1,693,665	$1,506,290	$2,461,620	$11,825,871	$20,237,962

(1)
Excludes $0.9 million of non-cash debt market rate adjustments. The $51.8 million outstanding on the revolving credit facility as of December 31, 2013 is included in 2014.

(2)
Based on rates as of December 31, 2013. Variable rates are based on a LIBOR rate of 0.17%. Excludes interest payments related to debt market rate adjustments.

(3)
Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(4)
The $206.2 million of Junior Subordinated Notes are due in 2041, but may be redeemed by us any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in consolidated debt maturing subsequent to 2018.

(5)
The outcome of the Tax Court's decision will impact the timing of the payment. We anticipate the Tax Court's decision in 2014 (Note 17).

(6)
The uncertain income tax liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

(7)
Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $243.9 million in 2013, $219.1 million in 2012 and $215.8 million in 2011.

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties (reference is made to Item 3 above, which description is incorporated into this response).

        We lease land or buildings from third parties. The land leases generally provide the right of first refusal in the event of a proposed sale of the property by the owner. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. The following is a summary of our contractual rental expense, which is included in other property operating costs in our Consolidated Statements of Operations and Comprehensive Income:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Contractual rent expense, including participation rent	$13,568	$14,248	$13,034
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	8,750	9,188	7,886

REIT Requirements

        In order to remain qualified as a REIT for Federal income tax purposes, we must distribute or pay tax on 100% of our taxable capital gains and distribute at least 90% of our taxable ordinary income to stockholders. See Note 8 for more detail on our ability to remain qualified as a REIT.

Recently Issued Accounting Pronouncements

        None.

Non-GAAP Supplemental Financial Measures and Definitions

Net Operating Income ("NOI") and Company NOI

        The Company defines NOI as income from property operations after operating expenses have been deducted, but prior to deducting financing, administrative and income tax expenses. NOI has been reflected on a proportionate basis (at the Company's ownership share). Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to other REITs. The Company considers NOI a helpful supplemental measure of its operating performance because it is a direct measure of the actual results of our properties. Because NOI excludes general and administrative expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, provision for income taxes, discontinued operations, preferred stock dividends, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.

        The Company also considers Company NOI to be a helpful supplemental measure of its operating performance because it excludes from NOI certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. However, due to the exclusions noted, Company NOI should only be used as an alternative measure of the Company's financial performance. We present Company NOI and Company FFO (as defined below), as we believe certain investors and other users of our financial information use these measures of the Company's historical operating performance.

Funds From Operations ("FFO") and Company FFO

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

        We consider FFO a helpful supplemental measure of the operating performance for equity REITs and a complement to GAAP measures because it is a recognized measure of performance by the real estate industry. FFO facilitates an understanding of the operating performance of our properties between periods because it does not give effect to real estate depreciation and amortization since these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, the Company believes that FFO provides investors with a clearer view of the Company's operating performance.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

        The Company presents NOI and FFO as they are financial measures widely used in the REIT industry. In order to provide a better understanding of the relationship between our non-GAAP financial measures of NOI, Company NOI, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of GAAP operating income to NOI and Company NOI and a reconciliation of net income (loss) attributable to General Growth Properties, Inc. to FFO and Company FFO. None of our non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to General Growth Properties, Inc. and none are necessarily indicative of cash available to fund cash needs. In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company's ownership share) as the Company believes that given the significance of the Company's operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of the Company's unconsolidated properties provides important insights into the income and FFO produced by such investments for the Company as a whole.

        The following tables reconcile operating income to NOI and Company NOI (dollars in thousands) for the year ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Operating income	$832,159	$759,563
Management fees and other corporate revenues	(68,792)	(71,949)
Property management and other costs	164,777	159,600
General and administrative	49,237	39,120
Provision for impairment	18,361	32,100
Depreciation and amortization	764,830	782,552
Noncontrolling interest in NOI of Consolidated Properties and other	(15,020)	(12,412)
NOI of unconsolidated properties	398,708	359,190

Total NOI adjustments	1,312,101	1,288,201

Proportionate NOI	2,144,260	2,047,764
Company NOI adjustments:
Straight-line rent	(62,862)	(75,550)
Above and below-market leases amortization, net	90,780	100,105
Real estate tax stabilization agreement	6,312	6,312
Amortization of below-market ground leases	10,121	5,668

Total Company NOI adjustments	44,351	36,535

Company NOI	$2,188,611	$2,084,299

        The following table reconciles Company FFO and FFO to net (loss) income attributable to common stockholders for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Net income (loss) attributable to General Growth Properties, Inc.	$302,528	$(481,233)
Depreciation and amortization of capitalized real estate costs	930,704	932,704
Gains on sales of investment properties	(9,026)	(47,884)
Gains from changes in control of investment properties	(219,784)	(18,547)
Noncontrolling interests in depreciation of Consolidated Properties	(7,151)	(6,870)
Provision for impairment excluded from FFO	18,361	32,100
Provision for impairment excluded from FFO of discontinued operations	12,574	76,581
Redeemable noncontrolling interests	2,289	(3,492)
Depreciation and amortization of discontinued operations	14,435	37,721
Preferred Stock dividends	(14,078)	—

Total FFO adjustments	728,324	1,002,313

Proportionate FFO	1,030,852	521,080
Company FFO Adjustments:
Straight-line rent	(62,862)	(75,550)
Above and below-market leases amortization, net	90,780	100,105
Real estate tax stabilization agreement	6,312	6,312
Amortization of below-market ground leases	10,121	5,668
Property management and other costs (above-market rent)	(1,698)	(1,696)
Preferred unit distributions(1)	—	3,098
Interest expense(2)	51,828	(25,836)
Loss on foreign currency	7,312	—
Warrant liability adjustment	40,546	502,234
Provision for income taxes	(1,756)	7,372
FFO from discontinued operations	(23,764)	(51,071)

Company FFO	$1,147,671	$991,716

(1)
Distribution of RPI shares to preferred unit holders as a result of the RPI Spin-Off.

(2)
Interest expense adjustments include default interest, mark-to-market adjustments on debt, write-off of mark-to-market adjustments on extinguished debt, debt extinguishment expenses and losses on extinguished debt.

Forward-Looking Statements

        Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward-looking statement are based on reasonable assumption, it can give no assurance that its expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to, the Company's ability to refinance, extend, restructure or repay near and intermediate term debt, its indebtedness, its ability to raise capital through equity issuances, asset sales or the incurrence of new debt, retail and credit market conditions, impairments, its liquidity demands, retail and economic conditions. The Company discusses these and other risks and uncertainties in its annual and quarterly periodic reports filed with the Securities and Exchange Commission. The Company may update that discussion in its periodic reports, but otherwise takes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2013, we had consolidated debt of $15.9 billion, including $1.9 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $1.9 billion of variable-rate debt would result in a $4.8 million annualized increase or decrease in consolidated interest expense and operating cash flows.

        In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $176.3 million at December 31, 2013. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a nominal annualized increase or decrease in our equity in the income (loss) of Unconsolidated Real Estate Affiliates.

        We are subject to foreign currency exchange rate risk related to a $151.1 million note receivable denominated in Brazilian Reais (Note 6). During the year ended December 31, 2013, we recognized a $7.3 million Loss on foreign currency on our Consolidated Statement of Operations and Comprehensive Income (Loss) due to changes in the value of the Brazilian Reais and its impact on this note receivable. As of December 31, 2013, a 10% increase in the value of the Brazilian Reais would result in a $13.2 million Loss on foreign currency, and a 10% increase in the value of the Brazilian Reais would result in a $16.2 million Gain on foreign currency.

        For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 5 and 7. At December 31, 2013, the fair value of our consolidated debt has been estimated for this purpose to be $72.7 million higher than the carrying amount of $15.7 billion.

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

        As of December 31, 2013, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (1992)." Based on this assessment, management believes that, as of December 31, 2013, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the internal control over financial reporting of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements based on our audit and the reports of other auditors.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2014

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information which appears under the captions "Proposal 1—Election of Directors," "Executive Officers," "Corporate Governance-Committees of the Board of Directors-Audit Committee" and "—Nominating & Governance Committee," "Additional Information Stockholder Proposals and Nomination of Directors at the 2015 Annual Meeting of Stockholders,," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

        We have a Code of Business Conduct and Ethics which applies to all of our employees, officers and directors, including our Chairman, Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics, which we updated in 2013, is available on the Corporate Governance page of our website at www.ggp.com and we will provide a copy of the Code of Business Conduct and Ethics without charge to any person who requests it in writing to: General Growth Properties, Inc., 110 N. Wacker Dr., Chicago, IL 60606, Attn: Investor Relations. We will post on our website amendments to or waivers of our Code of Ethics for executive officers, in accordance with applicable laws and regulations.

        Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303.A 12(a) of the NYSE listing standards on May 29, 2013, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.

ITEM 11.    EXECUTIVE COMPENSATION

        The information which appears under the caption "Executive Compensation" in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information which appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

        The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2013.

Plan Category	(a) Number of securities to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted Average Exercise Price of Outstanding Options Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	21,565,281	17.28	21,553,894	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a

	21,565,281	17.28	21,553,894

(1)
Reflects shares of common stock available for issuance under the Equity Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information which appears under the captions "Corporate Governance-Director Independence," and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information which appears under the captions "Proposal 2-Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees and Services" and "Audit Committee's Pre-Approval Policies and Procedures" in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

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

GENERAL GROWTH PROPERTIES, INC.
/s/ SANDEEP MATHRANI
Sandeep Mathrani
Chief Executive Officer	February 21, 2014

        We, the undersigned officers and directors of General Growth Properties, Inc., hereby severally constitute Sandeep Mathrani and Michael B. Berman, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments, to this Annual Report on Form 10-K and generally to do all such things in our name and behalf in such capacities to enable General Growth Properties, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or any of them, to any and all such amendments.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANDEEP MATHRANI Sandeep Mathrani	Director and Chief Executive Officer (Principal Executive Officer)	February 21, 2014
/s/ MICHAEL B. BERMAN Michael B. Berman	Chief Financial Officer (Principal Financial Officer)	February 21, 2014
/s/ JAMES A. THURSTON James A. Thurston	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014
/s/ RICHARD B. CLARK Richard B. Clark	Director	February 21, 2014
/s/ MARY LOU FIALA Mary Lou Fiala	Director	February 21, 2014

Signature	Title	Date

/s/ J. BRUCE FLATT J. Bruce Flatt	Director	February 21, 2014
/s/ JOHN K. HALEY John K. Haley	Director	February 21, 2014
/s/ DANIEL B. HURWITZ Daniel B. Hurwitz	Director	February 21, 2014
/s/ BRIAN W. KINGSTON Brian W. Kingston	Director	February 21, 2014
/s/ DAVID J. NEITHERCUT David J. Neithercut	Director	February 21, 2014
/s/ MARK R. PATTERSON Mark R. Patterson	Director	February 21, 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of GGP/Homart II L.L.C. and GGP-TRS L.L.C., the Company's investments in which are accounted for by use of the equity method, as of December 31, 2012 and for each of the two years in the period ended December 31, 2012. The Company's equity of $700,568,000 in GGP/Homart II L.L.C.'s net assets as of December 31, 2012, and equity of $9,315,000 and $(4,740,000) in GGP/Homart II L.L.C.'s net income (loss) for the years ended December 31, 2012 and 2011, respectively, are included in the accompanying financial statements. The Company's equity of $242,802,000 in GGP-TRS L.L.C.'s net assets as of December 31, 2012, and equity of $6,133,000 and $(4,620,000) in GGP-TRS L.L.C.'s net income (loss) for the years ended December 31, 2012 and 2011, respectively, are included in the accompanying financial statements. The financial statements of GGP/Homart II L.L.C. and GGP-TRS L.L.C. were audited by other auditors related to the periods listed above whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based on the reports of the other auditors and the procedures that we considered necessary in the circumstances with respect to the inclusion of the Company's equity investments and equity method income in the accompanying consolidated financial statements taking into consideration the basis adjustments of the equity method investments which resulted from the application of the acquisition method of accounting in connection with the Company's emergence from bankruptcy in 2010.

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

        In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2014

Independent Auditors' Report

The Members
GGP/Homart II L.L.C.:

        We have audited the accompanying consolidated financial statements of GGP/Homart II L.L.C. and its subsidiaries (the Company), which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, changes in capital, and cash flows for each of the years in the two-year period ended December 31, 2012, and the related notes to the consolidated financial statements.

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

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II L.L.C. and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2013

Independent Auditors' Report

The Members
GGP-TRS L.L.C.:

        We have audited the accompanying consolidated financial statements of GGP-TRS L.L.C. and its subsidiaries (the Company), which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, changes in members' capital, and cash flows for each of the years in the two-year period ended December 31, 2012, and the related notes to the consolidated financial statements.

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

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP-TRS L.L.C. and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2013

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$4,320,597	$4,278,471
Buildings and equipment	18,270,748	18,806,858
Less accumulated depreciation	(1,884,861)	(1,440,301)
Construction in progress	406,930	376,529

Net property and equipment	21,113,414	22,021,557
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,407,698	2,865,871

Net investment in real estate	23,521,112	24,887,428
Cash and cash equivalents	577,271	624,815
Accounts and notes receivable, net	478,899	260,860
Deferred expenses, net	189,452	179,837
Prepaid expenses and other assets	995,569	1,329,465

Total assets	$25,762,303	$27,282,405

Liabilities:
Mortgages, notes and loans payable	$15,672,437	$15,966,866
Investment in Unconsolidated Real Estate Affiliates	17,405	—
Accounts payable and accrued expenses	989,367	1,212,231
Dividend payable	134,476	103,749
Deferred tax liabilities	24,667	28,174
Tax indemnification liability	303,586	303,750
Junior subordinated notes	206,200	206,200
Warrant liability	—	1,488,196

Total liabilities	17,348,138	19,309,166

Redeemable noncontrolling interests:
Preferred	131,881	136,008
Common	97,021	132,211

Total redeemable noncontrolling interests	228,902	268,219

Commitments and Contingencies	—	—
Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 966,998,908 issued, 911,194,605 outstanding as of December 31, 2013, and 939,049,318 shares issued and outstanding as of December 31, 2012	9,395	9,392
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of December 31, 2013 and none issued and outstanding as of December 31, 2012	242,042	—
Additional paid-in capital	11,372,443	10,432,447
Retained earnings (accumulated deficit)	(2,915,723)	(2,732,787)
Accumulated other comprehensive loss	(38,173)	(87,354)
Common stock in treasury, at cost, 28,345,108 shares as of December 31, 2013 and none as of December 31, 2012	(566,863)	—

Total stockholders' equity	8,103,121	7,621,698
Noncontrolling interests in consolidated real estate affiliates	82,142	83,322

Total equity	8,185,263	7,705,020

Total liabilities and equity	$25,762,303	$27,282,405

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$1,588,883	$1,549,933	$1,508,424
Tenant recoveries	723,634	700,914	694,645
Overage rents	56,212	69,756	60,021
Management fees and other corporate revenues	68,792	71,949	61,163
Other	89,866	74,286	72,707

Total revenues	2,527,387	2,466,838	2,396,960

Expenses:
Real estate taxes	243,941	219,139	215,838
Property maintenance costs	71,334	76,139	86,461
Marketing	26,214	33,263	32,857
Other property operating costs	352,466	361,345	365,404
Provision for doubtful accounts	4,068	4,017	4,864
Property management and other costs	164,777	159,600	186,879
General and administrative	49,237	39,120	30,811
Provision for impairment	18,361	32,100	916
Depreciation and amortization	764,830	782,552	854,544

Total expenses	1,695,228	1,707,275	1,778,574

Operating income	832,159	759,563	618,386
Interest income	7,699	2,374	1,950
Interest expense	(736,560)	(794,550)	(863,444)
Loss on foreign currency	(7,312)	—	—
Warrant liability adjustment	(40,546)	(502,234)	55,042
Gains from changes in control of investment properties	219,784	18,547	—
Loss on extinguishment of debt	(36,479)	(15,007)	—

Income (loss) before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	238,745	(531,307)	(188,066)
Benefit from (provision for) income taxes	(345)	(9,091)	(8,723)
Equity in income of Unconsolidated Real Estate Affiliates	58,919	54,984	2,898
Equity in income of Unconsolidated Real Estate Affiliates—gain (loss) on investment (includes ($109.9 million) accumulated other comprehensive loss reclassifications for net foreign currency translation losses)	9,837	23,358	—

Income (loss) from continuing operations	307,156	(462,056)	(193,891)
Discontinued operations:
Loss from discontinued operations, including gains (losses) on dispositions	(15,851)	(60,242)	(112,913)
Gain on extinguishment of debt	25,894	50,765	—

Discontinued operations, net	10,043	(9,477)	(112,913)

Net income (loss)	317,199	(471,533)	(306,804)
Allocation to noncontrolling interests	(14,671)	(9,700)	(6,368)

Net income (loss) attributable to General Growth Properties, Inc.	302,528	(481,233)	(313,172)
Preferred Stock dividends	(14,078)	—	—

Net income (loss) attributable to common stockholders	$288,450	$(481,233)	$(313,172)

Basic Earnings (Loss) Per Share:
Continuing operations	$0.30	$(0.51)	$(0.21)
Discontinued operations	0.01	(0.01)	(0.12)

Total basic earnings (loss) per share	$0.31	$(0.52)	$(0.33)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.30	$(0.51)	$(0.25)
Discontinued operations	0.01	(0.01)	(0.12)

Total diluted earnings (loss) per share	$0.31	$(0.52)	$(0.37)

Comprehensive Income (Loss), Net:
Net income (loss)	$317,199	$(471,533)	$(306,804)
Other comprehensive income (loss):
Foreign currency translation (year ended December 31, 2013 includes reclassification of ($109.9 million) accumulated other comprehensive loss into Net income attributable to common stockholders)	49,644	(39,674)	(48,545)
Unrealized gains on available-for-sale securities	(70)	(165)	263

Other comprehensive income (loss)	49,574	(39,839)	(48,282)

Comprehensive income (loss)	366,773	(511,372)	(355,086)
Comprehensive loss allocated to noncontrolling interests	(15,064)	(9,442)	(6,031)

Comprehensive income (loss) attributable to General Growth Properties, Inc.	351,709	(520,814)	(361,117)
Preferred stock dividends	(14,078)	—	—

Comprehensive income (loss), net, attributable to common stockholders	$337,631	$(520,814)	$(361,117)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
Balance at January 1, 2011	$9,419	$—	$10,681,586	$(612,075)	$172	$—	$102,647	$10,181,749
Net loss				(313,172)			(1,075)	(314,247)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(5,556)	(5,556)
Issuance of common stock—payment of dividend (22,256,121 common shares)	223		(244)	21				—
Restricted stock grants, net of forfeitures ((341,895) common shares)	(3)		11,578	(307)				11,268
Stock option grants, net of forfeitures (121,439 common shares)	1		834					835
Purchase and cancellation of common shares ((35,833,537) common shares)	(358)		(398,590)	(154,562)				(553,510)
Cash dividends reinvested (DRIP) in stock (7,225,345 common shares)	71		115,292					115,363
Other comprehensive loss					(47,945)			(47,945)
Cash distributions declared ($0.40 per share)			(16)	(376,824)				(376,840)
Cash redemptions for common units in excess of carrying value			(648)					(648)
Fair value adjustment for noncontrolling interest in Operating Partnership			(4,474)					(4,474)
Dividend for RPI Spin-off				(426,650)				(426,650)

Balance at December 31, 2011	$9,353	$—	$10,405,318	$(1,883,569)	$(47,773)	$—	$96,016	$8,579,345

Net loss				(481,233)			784	(480,449)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(13,478)	(13,478)
Restricted stock grants, net of forfeitures ((85,452) common shares)	(1)		8,888					8,887
Employee stock purchase program (98,076 common shares)	1		1,604					1,605
Stock option grants, net of forfeitures (617,842 common shares)	6		19,853					19,859
Cash dividends reinvested (DRIP) in stock (3,111,365 common shares)	33		48,490					48,523
Other comprehensive loss					(39,581)			(39,581)
Cash distributions declared ($0.42 per share)				(394,029)				(394,029)
Cash redemptions for common units in excess of carrying value			(1,083)					(1,083)
Fair value adjustment for noncontrolling interest in Operating Partnership			(50,623)					(50,623)
Dividend for RPI Spin-off				26,044				26,044

Balance at December 31, 2012	$9,392	$—	$10,432,447	$(2,732,787)	$(87,354)	$—	$83,322	$7,705,020

Net income				302,528			3,103	305,631
Issuance of Preferred Stock, net of issuance costs		242,042	—					242,042
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(4,283)	(4,283)
Restricted stock grants, net of forfeitures (18,444 common shares)	—	—	8,340					8,340
Employee stock purchase program (135,317 common shares)	—		2,708					2,708
Stock option grants, net of forfeitures (344,670 common shares)	3		35,995					35,998
Treasury stock purchases (28,345,108 common shares)						(566,863)		(566,863)
Cash dividends reinvested (DRIP) in stock (28,852 common shares)	—	—	613					613
Other comprehensive loss before reclassifications					(60,680)			(60,680)
Amounts reclassified from Accumulated Other Comprehensive Loss					109,861			109,861
Cash distributions declared ($0.51 per share)				(471,386)				(471,386)
Cash distributions on Preferred Stock				(14,078)				(14,078)
Fair value adjustment for noncontrolling interest in Operating Partnership			(3,173)					(3,173)
Common stock warrants			895,513					895,513

Balance at December 31, 2013	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income (loss)	$317,199	$(471,533)	$(306,804)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(58,919)	(54,984)	(2,898)
Equity in income of Unconsolidated Real Estate Affiliates—gain on investment, net	(9,837)	(23,358)	—
Distributions received from Unconsolidated Real Estate Affiliates	53,592	35,399	18,226
Provision for doubtful accounts	4,095	4,807	7,944
Depreciation and amortization	773,255	813,953	985,686
Amortization/write-off of deferred finance costs	9,453	5,380	2,705
Accretion/write-off of debt market rate adjustments	9,698	(39,798)	(60,093)
Amortization of intangibles other than in-place leases	84,229	105,871	144,239
Straight-line rent amortization	(49,780)	(61,963)	(89,728)
Deferred income taxes	(3,847)	1,655	(3,148)
Gain (loss) on dispositions, net	811	(24,426)	(4,332)
Gains from changes in control of investment properties	(219,784)	(18,547)	—
Gain on extinguishment of debt	(25,894)	(60,676)	—
Provisions for impairment	30,936	118,588	68,382
Warrant liability adjustment	40,546	502,234	(55,042)
Net changes:
Accounts and notes receivable	(5,615)	4,985	(30,239)
Prepaid expenses and other assets	25,273	8,956	13,741
Deferred expenses	(44,877)	(45,518)	(67,719)
Restricted cash	16,894	50,864	17,407
Accounts payable and accrued expenses	(80,902)	(63,945)	(135,448)
Other, net	23,005	19,159	(77)

Net cash provided by operating activities	889,531	807,103	502,802

Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(465,566)	(362,358)	(45,034)
Development of real estate and property improvements	(516,906)	(339,988)	(208,242)
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	1,006,357	397,251	702,778
Contributions to Unconsolidated Real Estate Affiliates	(87,909)	(265,107)	(92,101)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	222,053	372,205	131,290
Increase (decrease) in restricted cash	8,831	(23,455)	(2,975)
Other, net	—	—	(293)

Net cash provided by (used in) investing activities	166,860	(221,452)	485,423

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	5,501,047	5,622,525	2,145,848
Principal payments on mortgages, notes and loans payable	(5,155,453)	(5,796,656)	(2,797,540)
Deferred finance costs	(20,548)	(34,137)	(19,541)
Net proceeds from issuance of Preferred Stock	242,042	—	—
Purchase of Warrants	(633,229)	—	—
Treasury stock purchases	(566,863)	—	—
Purchase and cancellation of common shares	—	—	(553,510)
Cash distributions paid to common stockholders	(447,195)	(384,339)	(319,799)
Cash distributions reinvested (DRIP) in common stock	614	48,523	115,363
Cash distributions paid to preferred stockholders	(10,093)	—	—
Cash distributions and redemptions paid to holders of common units	(36,894)	(3,812)	(6,802)
Other, net	22,637	14,188	(683)

Net cash used in financing activities	(1,103,935)	(533,708)	(1,436,664)

Net change in cash and cash equivalents	(47,544)	51,943	(448,439)
Cash and cash equivalents at beginning of year	624,815	572,872	1,021,311

Cash and cash equivalents at end of year	$577,271	$624,815	$572,872

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$834,155	$859,809	$903,758
Interest capitalized	11,210	1,489	1,914
Income taxes paid	6,313	2,664	9,422
Reorganization items paid	—	—	128,070
Third party property exchange	—	—	44,672
Accrued capital expenditures included in accounts payable and accrued expenses	103,988	96,300	95,462
Non-Cash Transactions:
Notes receivable related to sale of investment property and Aliansce	151,127	—	—
Gain on investment in Unconsolidated Real Estate Affiliates	9,837	23,358	—
Amendment of warrant agreement	895,513	—	—
Debt payoffs via deeds in-lieu	—	—	161,524
Non-Cash Sale of Regional Mall
Assets	71,881	20,296	—
Liabilities and equity	(71,881)	(20,296)	—
Rouse Properties, Inc. Dividend:
Non-cash dividend for RPI Spin-off	—	(26,044)	426,650
Non-Cash Distribution of RPI Spin-off:
Assets	—	1,554,486	—
Liabilities and equity	—	(1,554,486)	—
Non-Cash Sale of Property to RPI:
Assets	—	63,672	—
Liabilities and equity	—	(63,672)	—
Non-Cash Sale of Property to HHC:
Assets	—	17,085	—
Liabilities and equity	—	(17,085)	—
Non-Cash Acquisition of The Oaks and Westroads
Assets (Consolidated)	—	218,071	—
Liabilities and equity (Consolidated)	—	(218,071)	—
Decrease in assets and liabilities resulting from the contribution of two wholly owned malls into two newly-formed unconsolidated joint ventures
Assets	—	—	(349,942)
Liabilities and equity	—	—	(234,962)
Non-Cash Acquisition of Quail Springs—Refer to Note 3
Non-Cash Sale of The Grand Canal Shoppes and The Shoppes at The Palazzo—Refer to Note 3

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 ORGANIZATION

        General Growth Properties, Inc. ("GGP" or the "Company"), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". GGP is the successor registrant, by merger, on November 9, 2010 to GGP Inc. GGP, Inc. had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the Southern District of New York on April 16, 2009 and emerged from bankruptcy, pursuant to a plan of reorganization (the "Plan") on November 9, 2010, the ("Effective Date"). In these notes, the terms "we," "us" and "our" refer to GGP and its subsidiaries or, in certain contexts, GGP, Inc. and its subsidiaries.

        The Plan was based on the agreements (collectively, as amended and restated, the "Investment Agreements") with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (including certain of its affiliates, "Brookfield"), an affiliate of Fairholme Funds, Inc. ("Fairholme") and an affiliate of Pershing Square Capital Management, L.P. ("Pershing Square" and together with Brookfield and Fairholme, the "Plan Sponsors"), pursuant to which GGP, Inc. would be divided into two companies, GGP and The Howard Hughes Corporation ("HHC"), and the Plan Sponsors would invest in the Company's standalone emergence plan. In addition, GGP, Inc. entered into an investment agreement with Teachers Retirement System of Texas ("Texas Teachers") to purchase shares of GGP common stock. The Plan Sponsors also entered into an agreement with affiliates of the Blackstone Group ("Blackstone") whereby Blackstone subscribed for equity in GGP.

        On the Effective Date, the Plan Sponsors, Blackstone and Texas Teachers owned a majority of the outstanding common stock of GGP. In addition, 120 million warrants (the "Warrants") to purchase our common stock were issued to the Plan Sponsors and Blackstone (Note 9).

        GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of December 31, 2013, we are the owner, either entirely or with joint venture partners of 120 regional malls. In addition to regional malls, as of December 31, 2013, we owned 13 strip/other retail properties, as well as six stand-alone office buildings. All material operations are within the United States and no customer or tenant accounts for more than 5% of our consolidated revenues.

        Substantially all of our business is conducted through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). GGPLP owns an interest in the properties that are part of the consolidated financial statements of GGP. As of December 31, 2013, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units, as defined below) of the Operating Partnership, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnership.

        The Operating Partnership has common units of limited partnership ("Common Units"), which are redeemable for cash or, at our option, shares of GGP common stock. It also has preferred units of limited partnership interest ("Preferred Units"), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock ("Convertible Preferred Units") (Note 11).

        In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through General Growth Management, Inc. ("GGMI") and General Growth Services, Inc. ("GGSI"). GGMI and GGSI are taxable REIT subsidiaries ("TRS"s), which provide management, leasing, and other services for a majority of our Unconsolidated Real Estate

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 1 ORGANIZATION (Continued)

Affiliates (defined below). GGMI and GGSI provide various services, including business development, tenant coordination, marketing, and strategic partnership services at substantially all of our Consolidated Properties, as defined below. GGSI also serves as a contractor to GGMI for these services.

        We refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under accounting principles generally accepted in the United States of America ("GAAP") as the "Consolidated Properties." We also own interests in certain properties through joint venture entities in which we own a noncontrolling interest ("Unconsolidated Real Estate Affiliates") and we refer to those properties as the "Unconsolidated Properties."

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

        We operate in a single reportable segment which includes the operation, development and management of retail and other rental properties, primarily regional malls. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

Reclassifications

        Certain prior period amounts included in the Consolidated Statements of Operations and Comprehensive Income (Loss) and related footnotes associated with properties we have disposed of have been reclassified to discontinued operations for all periods presented (Note 4).

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest rates. Capitalized real estate taxes, interest costs, and internal costs associated with leasing and development overhead are amortized over lives which are consistent with the related assets.

        Pre-development costs, which generally include legal and professional fees and other third-party costs directly related to the construction assets, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable of occuring, the capitalized costs are expensed (see also our impairment policies in this note below).

        We periodically review the estimated useful lives of our properties, and may adjust them as necessary. The estimated useful lives of our properties range from 10-45 years.

        Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term

Acquisitions of Operating Properties (Note 3)

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

        The estimated fair value of in-place tenant leases includes lease origination costs (the costs we would have incurred to lease the property to the current occupancy level of the property) and the lost revenues during the period necessary to lease-up from vacant to the current occupancy level. Such estimates include the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. The fair value of acquired in-place tenant leases is included in the balance of buildings and equipment and amortized over the remaining lease term for each tenant.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount
As of December 31, 2013
Tenant leases:
In-place value	$797,311	$(420,370)	$376,941
As of December 31, 2012
Tenant leases:
In-place value	$972,495	$(423,492)	$549,003

        The above-market tenant leases and below-market ground leases are included in Prepaid expenses and other assets (Note 14); the below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in Accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

        Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our Income (loss) from continuing operations:

	Year Ended December 31,
	2013	2012	2011
Amortization/accretion effect on continuing operations	$(242,221)	$(335,883)	$(447,941)

        Future amortization/accretion of these intangibles is estimated to decrease results from continuing operations as follows:

Year	Amount
2014	$177,935
2015	145,417
2016	113,360
2017	85,112
2018	55,527

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Unconsolidated Real Estate Affiliates (Note 6)

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

Cash and Cash Equivalents

        Highly-liquid investments with initial maturities of three months or less are classified as cash equivalents, excluding amounts restricted by certain lender and other agreements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

        Our leases, in which we are the lessor or lessee, are substantially all accounted for as operating leases. Leases in which we are the lessor that transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables. Leases in which we are the lessee that transfer substantially all the risks and benefits of ownership to us are considered capital leases and the present values of the minimum lease payments are accounted for as assets and liabilities.

        Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized as Building and equipment and depreciated over the shorter of the useful life or the applicable lease term.

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

Revenue Recognition and Related Matters

        Minimum rents are recognized on a straight-line basis over the terms of the related operating leases, including the effect of any free rent periods. Minimum rents also include lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as, accretion related to above and below-market tenant leases on acquired properties and properties that were recorded at fair value at the Effective Date. The following is a

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

summary of amortization of straight-line rent, net amortization /accretion related to above and below-market tenant leases and termination income, which is included in Minimum rents:

	Year Ended December 31,
	2013	2012	2011
Amortization of straight-line rent	$49,504	$59,749	$76,067
Net amortization/accretion of above and below-market tenant leases	(69,311)	(81,726)	(92,459)
Lease termination income	10,888	8,622	15,405

        The following is a summary of straight-line rent receivables, which are included in Accounts and notes receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	December 31, 2013	December 31, 2012
Straight-line rent receivables, net	$188,291	$148,282

        Overage rent is paid by a tenant when the tenant's sales exceed an agreed upon minimum amount and is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease.

        Tenant recoveries are established in the leases or computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are generally recognized as revenues in the period the related costs are incurred.

        We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The following table summarizes the changes in allowance for doubtful accounts:

	2013	2012	2011
Balance as of January 1,	$24,692	32,859	40,746
Provision for doubtful accounts(1)	5,948	7,444	4,878
Provisions for doubtful accounts in discontinued operations	857	791	1,440
Write-offs	(13,605)	(16,402)	(14,205)

Balance as of December 31,	$17,892	$24,692	$32,859

(1)
Excludes recoveries of $2.1 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	Year Ended December 31,
	2013	2012	2011
Management fees from affiliates	$68,681	$70,506	$60,752
Management fee expense	(25,551)	(23,061)	(22,473)

Net management fees from affiliates	$43,130	$47,445	$38,279

Income Taxes (Note 8)

        We expect to distribute 100% of our taxable capital gains and taxable ordinary income to shareholders annually. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and cannot correct such failure, we would not be allowed to deduct distributions to shareholders in computing our taxable income and federal income tax. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in our loss of REIT status. If we lose our REIT status, corporate level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for four subsequent taxable years.

        Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns and are recorded primarily by certain of our taxable REIT subsidiaries. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision. In 2010, GGP experienced a change in

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

control, as a result of the transactions undertaken to emerge from bankruptcy, pursuant to Section 382 of the Internal Revenue Code that could limit the benefit of deferred tax assets. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.

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

        During the year ended December 31, 2013, we recorded an $18.4 million impairment charge in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss). This impairment charge related to an operating property that was transferred to a special servicer. Subsequent to December 31, 2013, we sold this property in a lender directed sale in full

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

satisfaction of the related debt for an amount less than the carrying value. Accordingly, we recorded an impairment charge of $18.4 million, resulting in a net book value of $12 million, which is less than the carrying value of the non-recourse debt of $78.7 million. We recorded a gain on extinguishment of debt of approximately $67 million in the first quarter of 2014. During the year ended December 31, 2013, we recorded $12.6 million of impairment charges in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income (Loss), which related to four operating properties.

        During the year ended December 31, 2012, we recorded a $32.1 million impairment charge in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss). This impairment charge related to an operating property and was recorded because the estimated fair value of the property, based on our discounted cash flow analysis, was less than the carrying value of the property. During the year ended December 31, 2012, we recorded $76.6 million of impairment charges in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income (Loss), which related to eight operating properties.

        During the year ended December 31, 2011, we recorded a $0.9 million impairment charge in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss). This impairment charge related to an operating property. During the year ended December 31, 2011, we recorded $67.5 million of impairment charges in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income (Loss), which related to two operating properties and one non-income producing asset.

Investment in Unconsolidated Real Estate Affiliates

        A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the years ended December 31, 2013, 2012, and 2011.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (Note 5)

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

        The impairment section above includes a discussion of all impairments recognized during the year ended December 31, 2013, 2012 and 2011, which were based on Level 2 inputs. Note 5 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 9 includes a discussion of our outstanding warrants, which were measured at fair value using Level 3 inputs until the warrant agreement was amended on March 28, 2013. Note 11 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

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

NOTE 3 ACQUISITIONS AND JOINT VENTURE ACTIVITY

        During the year ended December 31, 2013, we acquired four retail properties for total consideration of $396.3 million, which included cash of $355.0 million and the assumption of debt of $41.3 million. The four retail properties acquired include a 50% interest in a portfolio comprised of two properties in the Union Square area of San Francisco, which is accounted for as an Unconsolidated Real Estate Affiliate (Note 6). The following table summarizes the allocation of the purchase price to

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 ACQUISITIONS AND JOINT VENTURE ACTIVITY (Continued)

the net assets acquired at the date of acquisition. These allocations were based on the relative fair values of the assets acquired and liabilities assumed.

Investment in real estate, including intangible assets and liabilities	$314,750
Investment in Unconsolidated Real Estate Affiliate	39,774
Net working capital	515

Net assets acquired	$355,039

        On June 28, 2013, we acquired the remaining 50% interest in Quail Springs Mall, from our joint venture partner, for total consideration of $90.5 million, which included $55.5 million of cash and the assumption of the remaining 50% of debt. The investment property was previously recorded under the equity method of accounting and is now consolidated. The acquisition resulted in a remeasurement of the net assets acquired to fair value and as such, we recorded Gains from changes in control of investment properties of $19.8 million for the year ended December 31, 2013, as the fair value of the net assets acquired was greater than our investment in the Unconsolidated Real Estate Affiliate and the cash paid to acquire our joint venture partner's interest. The table below summarizes the gain calculation:

Total fair value of net assets acquired	$110,893
Previous investment in Quail Springs Mall	(35,610)
Cash paid to acquire our joint venture partner's interest	(55,507)

Gains from changes in control of investment properties	$19,776

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

        On May 16, 2013, we formed a joint venture with TIAA-CREF Global Investments, LLC ("TIAACREF") that holds 100% of The Grand Canal Shoppes and The Shoppes at The Palazzo. We received $411.5 million in cash, net of debt assumed of $311.9 million, and TIAACREF received a 49.9% economic interest in the joint venture. We recorded Gains from changes in control of investment properties of $200.0 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013, as a result of this transaction. We are the general partner, however we account for the joint venture under the equity method of accounting because we

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 3 ACQUISITIONS AND JOINT VENTURE ACTIVITY (Continued)

share control over major decisions with TIAACREF and TIAACREF has substantive participating rights. The table below summarizes the gain calculation:

Cash received from joint venture partner	$411,476
Proportionate share of previous investment in The Grand Canal Shoppes and The Shoppes at The Palazzo	(211,468)

Gains from changes in control of investment properties	$200,008

        On April 5, 2012, we acquired the remaining 49% interest in The Oaks and Westroads, from our joint venture partner for total consideration of $191.1 million, which included $98.3 million of cash and the assumption of the remaining 49% of debt of $92.8 million. The investment properties were previously recorded under the equity method of accounting and are now consolidated. The acquisition resulted in a remeasurement of the net assets acquired to a fair value of $200.3 million. Prior to this transaction, our investment in The Oaks and Westroads had a carrying value of $83.5 million. We recorded Gains from changes in control of investment properties of $18.5 million for the year ended December 31, 2012, as the fair value of the net assets acquired was greater than our investment in the Unconsolidated Real Estate Affiliate and the cash paid to acquire the joint venture partner's interest.

        Our acquisition of the remaining interests in Quail Springs Mall and the formation of the joint venture with TIAACREF constitute the Gains from changes in control of investment properties for the year ended December 31, 2013. Our acquisition of The Oaks and Westroads in 2012 represent the Gains from changes in control of investment properties for the year ended December 31, 2012. These amounts are recognized for their respective year on our Consolidated Statements of Operations and Comprehensive Income (Loss).

        On April 17, 2012, we acquired 11 Sears anchor pads (including fee interests in five anchor pads and long-term leasehold interests in six anchor pads) for the purpose of redevelopment or remerchandising. Total consideration paid was $270.0 million, which was all cash. Of the total purchase price, $212.0 million for the leasehold interests was recorded in construction in progress, as the buy-out costs were necessary costs related to redevelopment projects at these properties, and $58.0 million for the fee interests was recorded in land and building in our Consolidated Balance Sheets as of December 31, 2012.

NOTE 4 DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

        All of our dispositions of consolidated operating properties for which there is no continuing involvement, for all periods presented, are included in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) and are summarized in the table below. Gains on disposition and gains on debt extinguishment are recorded in the Consolidated Statements of Comprehensive Income (Loss) in the period the property is disposed.

        During 2013, we sold our interests in for total consideration of $142.6 million, which reduced our property level debt by approximately $143.6 million. Additionally, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 4 DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES (Continued)

resulted in a gain on debt extinguishment of $25.9 million and a reduction of property level debt of $96.9 million.

        On January 12, 2012, we completed the RPI Spin-Off, a 30-mall portfolio. The RPI Spin-Off was accomplished through a special dividend of the common stock of RPI to holders of GGP common stock as of December 30, 2011.

        In addition, during 2012, we sold our interests in assets including an office portfolio, three office properties, 11 strip /other retail centers, seven regional malls and an anchor box for total cash proceeds $394.5 million, and reduced our property level debt by $320.6 million.

        The following table summarizes the operations of the properties included in discontinued operations.

	Year Ended December 31,
	2013	2012	2011
Retail and other revenue	$31,205	$111,320	$412,827

Total revenues	31,205	111,320	412,827

Retail and other operating expenses	24,905	87,174	351,525
Provisions for impairment	12,575	76,581	67,517

Total expenses	37,480	163,755	419,042

Operating loss	(6,275)	(52,435)	(6,215)
Interest expense, net	(8,759)	(32,210)	(110,398)
Provision for income taxes	—	(23)	(632)
(Losses) gains on dispositions	(817)	24,426	4,332

Net income (loss) from operations	(15,851)	(60,242)	(112,913)
Gain on debt extinguishment	25,894	50,765	—

Net income (loss) from discontinued operations	$10,043	$(9,477)	$(112,913)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 5 FAIR VALUE

Fair Value of Certain Operating Properties

        The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded as of December 31, 2013 and 2012.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2013
Investments in real estate(1)	$12,000	$—	$12,000	$—
Year Ended December 31, 2012
Investments in real estate(1)	$112,829	$—	$12,070	$100,759

(1)
Refer to Note 2 for more information regarding impairment.

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

        The following table sets forth quantitative information about the unobservable inputs of our Level 3 real estate, which were recorded at fair value during the year ended December 31, 2012.

Unobservable Quantative Input	Range
Discount rates	9.0% to 10.0%
Terminal capitalization rates	9.0% to 10.0%

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 5 FAIR VALUE (Continued)

Fair Value of Financial Instruments

        The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
Fixed-rate debt	$13,919,820	$13,957,952	$14,954,601	$16,190,518
Variable-rate debt	1,752,617	1,787,139	1,012,265	1,040,687

	$15,672,437	$15,745,091	$15,966,866	$17,231,205

(1)
Includes market rate adjustments of $0.9 million and $(23.3) million as of December 31, 2013 and 2012, respectively.

        The fair value of our Junior Subordinated Notes approximates their carrying amount as of December 31, 2013 and 2012. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES

        Following is summarized financial information for all of our Unconsolidated Real Estate Affiliates.

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates
Assets:
Land	$1,046,354	$960,335
Buildings and equipment	8,670,976	7,658,965
Less accumulated depreciation	(2,301,054)	(2,080,361)
Construction in progress	46,339	173,419

Net property and equipment	7,462,615	6,712,358
Investments in unconsolidated joint ventures	—	1,201,044

Net investment in real estate	7,462,615	7,913,402
Cash and cash equivalents	260,405	485,387
Accounts and notes receivable, net	187,533	167,548
Deferred expenses, net	254,949	298,050
Prepaid expenses and other assets	147,182	140,229

Total assets	$8,312,684	$9,004,616

Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$6,503,686	$6,463,377
Accounts payable, accrued expenses and other liabilities	324,620	509,064
Cumulative effect of foreign currency translation ("CFCT")	(22,896)	(158,195)
Owners' equity, excluding CFCT	1,507,274	2,190,370

Total liabilities and owners' equity	$8,312,684	$9,004,616

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$1,484,378	$2,032,175
Less: joint venture partners' equity	(760,804)	(1,105,457)
Plus: excess investment/basis differences	1,666,719	1,939,153

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,390,293	$2,865,871

Reconciliation—Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset—Investment in and loans to/from Unconsolidated Real Estate Affiliates	$2,407,698	$2,865,871
Liability—Investment in Unconsolidated Real Estate Affiliates	(17,405)	—

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,390,293	$2,865,871

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$770,999	$713,552	$674,197
Tenant recoveries	327,750	297,567	297,530
Overage rents	32,500	25,794	19,822
Other	34,007	32,758	27,530

Total revenues	1,165,256	1,069,671	1,019,079

Expenses:
Real estate taxes	104,453	95,643	98,738
Property maintenance costs	35,100	38,277	40,293
Marketing	15,981	16,573	17,791
Other property operating costs	160,439	153,006	143,947
Provision for doubtful accounts	1,480	1,937	5,703
Property management and other costs(1)	52,932	48,724	46,996
General and administrative	2,333	1,660	7,535
Depreciation and amortization	279,713	260,262	254,560

Total expenses	652,431	616,082	615,563

Operating income	512,825	453,589	403,516
Interest income	1,431	746	1,729
Interest expense	(287,716)	(279,756)	(299,755)
Provision for income taxes	(316)	(935)	(794)
Equity in income of unconsolidated joint ventures	—	—	11,568

Income from continuing operations	226,224	173,644	116,264
Net income from disposed investment	26,889	50,942	213,313
Allocation to noncontrolling interests	1	(74)	(75)

Net income attributable to the ventures	$253,114	$224,512	$329,502

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$253,114	$224,512	$329,502
Joint venture partners' share of income	(140,193)	(131,047)	(181,213)
Amortization of capital or basis differences	(54,002)	(38,481)	(145,391)

Equity in income of Unconsolidated Real Estate Affiliates	$58,919	$54,984	$2,898

(1)
Includes management fees charged to the unconsolidated joint ventures by GGMI, GGSI and GGPLP.

        The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 20 domestic joint ventures, comprising 31 U.S. regional

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

malls and 5 strip/other retail centers, and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

        On November 18, 2013, we sold a portion of our interest in a joint venture, which resulted in our recognition of a gain of $10.1 million. The $10.1 million gain is recognized within Equity in income of Unconsolidated Real Estate Affiliates—gain on investment on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Aliansce Shopping Centers S.A. ("Aliansce")

        On September 30, 2013, we closed on the sale of our investment in Aliansce Shopping Centers, S.A. ("Aliansce") to Canada Pension Plan Investment Board and Rique Empreendimentos e Participacoes Ltda. ("Rique"), which includes a member of Aliansce management. The sale of the stock resulted in a loss of $3.7 million on our investment in the Unconsolidated Real Estate Affiliate, including the realization of accumulated foreign currency translation losses and a note receivable issued to Rique. The note receivable is recorded in Accounts and notes receivable on the Consolidated Balance Sheets at December 31, 2013. The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock of Aliansce, and requires annual principal and interest payments over the five year term. We recognize the impact of changes in the exchange rate on the note receivable as Loss on foreign currency in our Consolidated Statements of Operations and Comprehensive Income (Loss).

        The table below summarizes the loss calculation:

Cash received from acquirers	$446,322
Note receivable from Rique	151,127
GGP's investment in Aliansce	(491,325)
Accumulated foreign currency translation adjustment realized	(109,861)

Loss on sale of Aliansce	$(3,737)

        As of December 31, 2013, we still hold a 35% noncontrolling interest in a large regional mall, Shopping Leblon, in Rio de Janeiro, Brazil which is accounted for under the equity method.

Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt

        Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $3.2 billion as of December 31, 2013 and $3.1 billion as of December 31, 2012, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

        We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $90.6 million at one property as of December 31, 2013, and $91.8 million as of December 31, 2012. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of December 31, 2013, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE

        Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	December 31, 2013(1)	Weighted-Average Interest Rate(2)	December 31, 2012(3)	Weighted-Average Interest Rate(2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$13,907,029	4.55%	$14,225,011	4.88%
Corporate and other unsecured loans	12,791	4.41%	729,590	6.51%

Total fixed-rate debt	13,919,820	4.55%	14,954,601	4.96%

Variable-rate debt:
Collateralized mortgages, notes and loans payable(4)	1,700,817	2.61%	1,012,265	3.42%
Corporate revolver	51,800	1.74%	—	—

Total variable-rate debt	1,752,617	2.59%	1,012,265	3.42%

Total Mortgages, notes and loans payable	$15,672,437	4.33%	$15,966,866	4.86%

Junior Subordinated Notes	$206,200	1.69%	$206,200	1.76%

(1)
Includes net $0.9 million of debt market rate adjustments.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

Collateralized Mortgages, Notes and Loans Payable

        As of December 31, 2013, $20.4 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.6 billion of debt, are cross-collateralized with other properties. Although a majority of the $15.6 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.6 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

        During the year ended December 31, 2013, we refinanced consolidated mortgage notes totaling $5.0 billion related to 36 properties with net proceeds of $1.3 billion. The prior loans had a weighted-average term-to-maturity of 2.7 years, and a weighted-average interest rate of 4.9%. The new loans have a weighted-average term-to-maturity of 8.3 years, and a weighted-average interest rate of 3.5%.

        Of the refinanced debt, $1.5 billion relates to a corporate loan initially secured by cross-collateralized mortgages on 16 properties with a weighted-average interest rate of LIBOR + 2.50% and a term-to-maturity of 3.0 years (with 2 one-year options). The prior loans were secured by 16 properties and had a weighted-average interest rate of 3.98% and a term-to-maturity of 3.3 years. During the year ended December 31, 2013, we expensed financing fees of $6.6 million associated with this loan in Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss), and we capitalized $9.5 million as deferred financing costs within Deferred expenses, net on our Consolidated Balance Sheets.

Corporate and Other Unsecured Loans

        We have certain unsecured debt obligations, the terms of which are described below:

	December 31, 2013(2)	Weighted-Average Interest Rate	December 31, 2012(3)	Weighted-Average Interest Rate
Unsecured debt:
Unsecured Corporate Bonds—2010 Indenture	$—	—	$608,688	6.75%
HHC Note(1)	13,179	4.41%	19,347	4.41%
Unsecured Corporate Bonds—1995 Indenture	—	—	91,786	5.38%
Corporate revolver	51,800	1.74%	—	—

Total unsecured debt	$64,979	2.28%	$719,821	6.51%

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

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

(3)
Excludes a net market rate premium of $9.8 million that increases the total amount that appears outstanding in our Consolidated Balance Sheets. The market rate premium amortizes as a reduction to interest expense over the life of the respective loan.

        On February 14, 2013, the Company redeemed $91.8 million of the 5.38% unsecured corporate bonds due November 26, 2013. The bonds were redeemed in cash at the "Make-Whole Price", as defined in the applicable indenture, plus accrued and unpaid interest up to, but excluding, the redemption date. We incurred debt extinguishment costs of $3.5 million in connection with the redemption, which is recorded within Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss).

        On May 1, 2013, the Company redeemed $608.7 million of the 6.75% unsecured corporate bonds due November 9, 2015. The bonds were redeemed in cash at the "Make-Whole Price", as defined in the applicable indenture, plus accrued and unpaid interest up to, but excluding, the redemption date. We incurred debt extinguishment costs of $20.5 million in connection with the redemption, which is recorded within Loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss).

        The unsecured corporate bonds had covenants, including ratios of secured debt-to-gross assets and total debt-to-gross assets that governed our ability to incur debt for certain assets. As a result of the redemptions of the unsecured corporate bonds, the Company and related assets are no longer subject to the unsecured corporate bonds' covenants.

        Our revolving credit facility (the "Facility") as amended on October 23, 2013, provides for revolving loans of up to $1.0 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2018 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 132.5 to 195 basis points, which is determined by the Company's leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of December 31, 2013. $51.8 million was outstanding on the Facility, as of December 31, 2013.

Junior Subordinated Notes

        GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2041. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes. The Junior Subordinated Notes bear interest at

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.

Letters of Credit and Surety Bonds

        We had outstanding letters of credit and surety bonds of $19.4 million as of December 31, 2013 and $21.7 million as of December 31, 2012. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

        We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2013 with the exception of one property transferred to a special servicer which is currently in default.

NOTE 8 INCOME TAXES

        We have elected to be taxed as a REIT under the Internal Revenue Code. We intend to maintain REIT status. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our taxable ordinary income and to either distribute taxable capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

        As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income. Generally, we are currently open to audit by the Internal Revenue Service for the years ended December 31, 2010 through 2013 and are open to audit by state taxing authorities for the years ended December 31, 2009 through 2013.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 8 INCOME TAXES (Continued)

        The provision for income taxes for the years ended December 31, 2013, 2012, and 2011 are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Current	$3,855	$5,036	$11,548
Deferred	(3,510)	4,055	(2,825)

Total from Continuing Operations	345	9,091	8,723
Current	—	23	632
Deferred	—	—	—

Total from Discontinued Operations	—	23	632

Total	$345	$9,114	$9,355

        Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our TRS net operating loss carryforwards of $20.0 million are currently scheduled to expire in subsequent years through 2033. Our capital loss carryforwards of $6.6 million are scheduled to expire in 2016. Substantially all of these attributes are limited under Section 382 of the Code and are subject to valuation allowances. All of the REIT net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Code, although it is not expected that there will be a significant impact.

        Each TRS and certain REIT entities subject to state income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Total deferred tax assets	$16,077	$17,778	$21,574
Valuation allowance	(15,171)	(16,876)	(16,996)

Net deferred tax assets	906	902	4,578
Total deferred tax liabilities	(24,667)	(28,174)	(29,220)

Net deferred tax liabilities	$(23,761)	$(27,272)	$(24,642)

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 8 INCOME TAXES (Continued)

        The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Operating loss and tax credit carryforwards	$15,477	$15,051	$5,489
Other TRS property, primarily differences in basis of assets and liabilities	(24,067)	(25,447)	(13,135)
Valuation allowance	(15,171)	(16,876)	(16,996)

Net deferred tax liabilities	$(23,761)	$(27,272)	$(24,642)

        We had unrecognized tax benefits recorded pursuant to uncertain tax positions of $5.1 million and $5.4 million as of December 31, 2013 and December 31, 2012 respectively, excluding interest, all of which would impact our effective tax rate. We do not expect significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013.

NOTE 9 WARRANTS

        Pursuant to the terms of the Investment Agreements, the Plan Sponsors and Blackstone were issued 120,000,000 warrants (the "Warrants") to purchase common stock of GGP with an initial weighted average exercise price of $10.63. Each Warrant was originally recorded as a liability, as the holders of the Warrants could have required GGP to settle such Warrants in cash upon certain changes of control events. The Warrants were fully vested upon issuance. Each Warrant has a term of seven years and expires on November 9, 2017. Below is a summary of the Warrants initially received by the Plan Sponsors and Blackstone.

Initial Warrant Holder	Number of Warrants	Initial Exercise Price
Brookfield	57,500,000	$10.75
Blackstone—B(2)	2,500,000	10.75
Fairholme(2)	41,070,000	10.50
Pershing Square(1)	16,430,000	10.50
Blackstone—A(2)	2,500,000	10.50

	120,000,000

(1)
On December 31, 2012, the Pershing Square Warrants were purchased by the Brookfield Investor.

(2)
On January 28, 2013, the Fairholme and Blackstone Warrants (A and B) were purchased by GGP.

        The Brookfield Warrants and the Blackstone Warrants (A and B) were immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants were exercisable (for the initial 6.5 years from the issuance) only upon 90 days prior notice, but there is no obligation to exercise at any point from the end of the 90 day notification period through maturity.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 9 WARRANTS (Continued)

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

		Exercise Price
Record Date	Issuable Shares(1)	Brookfield and Blackstone—B(2)	Fairholme, Pershing Square and Blackstone—A(2)(3)
April 16, 2012	132,372,000	$9.75	$9.52
July 16, 2012	133,116,000	9.69	9.47
October 15, 2012	133,884,000	9.64	9.41
December 14, 2012	134,640,000	9.58	9.36
April 16, 2013	83,443,178	9.53	9.30
July 16, 2013	83,945,892	9.47	9.25
October 15, 2013	84,507,750	9.41	9.19
December 13, 2013	85,084,392	9.34	9.12

(1)
Issuable shares as of April 16, 2013 exlcude the Fairholme and Blackstone A and B warrants purchased by GGPLP.

(2)
On January 28, 2013, the Fairholme and Blackstone Warrants (A and B) were purchased by GGPLP.

(3)
On December 31, 2012, the Pershing Square Warrants were purchased by the Brookfield Investor.

        On December 31, 2012, Brookfield acquired all of the 16,430,000 Warrants held by Pershing Square for a purchase price of approximately $272 million. At the time of purchase, the Pershing Square Warrants were exercisable into approximately 10 million common shares of the Company at a weighted-average exercise price of approximately $9.36 per share, assuming net share settlement (i.e. receive shares in common stock equivalent to the intrinsic value of the warrant at the time of exercise). In connection with the transaction, Brookfield and Pershing Square are required to abide by certain undertakings outlined in their Warrant Purchase Agreement dated December 31, 2012, filed on the same date.

        On January 28, 2013, GGPLP acquired the 41,070,000 Warrants held by Fairholme and the 5,000,000 Warrants held by Blackstone for an aggregate purchase price of approximately $633 million. At the time of purchase, the GGPLP Warrants were exercisable into approximately 27 million common shares of the Company at a weighted-average exercise price of approximately $9.37 per share, assuming net share settlement. On March 26, 2013, GGPLP exercised its warrants and was issued approximately 27.5 million shares of GGP's common stock, under net share settlement (See Note 12 for further discussion).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 9 WARRANTS (Continued)

        As a result of the transactions occurring on December 31, 2012, and January 28, 2013, Brookfield now owns or manages on behalf of third parties all of the outstanding Warrants. Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 65,000,000 shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of December 31, 2013, the remaining Warrants are exercisable into approximately 46 million common shares of the Company, at a weighted-average exercise price of approximately $9.29 per share. Due to their ownership of Warrants, Brookfield's potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

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

        The following table summarizes the change in fair value of the Warrants which is measured on a recurring basis using Level 3 inputs:

	Year Ended December 31,
	2013	2012	2011
Balance as of January 1,	$1,488,196	$985,962	$1,041,004
Warrant liability adjustment	40,546	502,234	(55,042)
Purchase of Warrants by GGPLP	(633,229)	—	—
Reclassification to equity	(895,513)	—	—

Balance as of December 31,	$—	$1,488,196	$985,962

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 9 WARRANTS (Continued)

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

NOTE 10 RENTALS UNDER OPERATING LEASES

        We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties as of December 31, 2013 are as follows:

Year	Amount
2014	$1,381,256
2015	1,261,589
2016	1,118,800
2017	976,692
2018	833,062
Subsequent	2,764,500

$8,335,899

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

NOTE 11 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

        Noncontrolling interests consists of the redeemable interests related to our common and preferred Operating Partnership units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Year Ended December 31,
	2013	2012	2011
Distributions to preferred Operating Partnership units	$(9,287)	$(12,414)	$(9,655)
Net (income) loss allocation to noncontrolling interests in operating partnership from continuing operations (common units)	(2,281)	3,498	2,212
Net (income) loss allocated to noncontrolling interest in consolidated real estate affiliates	(3,103)	(784)	1,075

Allocation to noncontrolling interests	(14,671)	(9,700)	(6,368)
Other comprehensive loss allocated to noncontrolling interests	(393)	258	337

Comprehensive loss allocated to noncontrolling interests	$(15,064)	$(9,442)	$(6,031)

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

        Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders. However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common Units as of December 31, 2013, the aggregate amount of cash we would have paid would have been $131.9 million.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 11 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)

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

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of December 31, 2013	Converted Basis to Common Units Outstanding as of December 31, 2013	Conversion Price	Redemption Value
Series B(1)	3.00000	1,279,632	3,991,540	$16.66670	80,110
Series D	1.50821	532,750	803,499	33.15188	26,638
Series E	1.29836	502,658	652,631	38.51000	25,133

					$131,881

(1)
The conversion price of Series B preferred units is lower than the GGP December 31, 2013 closing common stock price of $20.07. Therefore, a common stock price of $20.07 is used to calculate the Series B redemption value.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 11 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)

        The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2013, 2012, and 2011.

Balance at January 1, 2011	$232,364
Net loss	(2,212)
Distributions	(5,879)
Redemption of operating partnership units	(4,615)
Other comprehensive loss	(337)
Fair value adjustment for noncontrolling interests in Operating Partnership	4,474

Balance at December 31, 2011	$223,795

Balance at January 1, 2012	$223,795
Net loss	(3,498)
Distributions	(2,850)
Redemption of operating partnership units	(2,730)
Dividend for RPI Spin-Off	3,137
Other comprehensive loss	(258)
Fair value adjustment for noncontrolling interests in Operating Partnership	50,623

Balance at December 31, 2012	$268,219

Balance at January 1, 2013	$268,219
Net income	2,281
Distributions	(3,275)
Redemption of operating partnership units(1)	(41,889)
Other comprehensive income	393
Fair value adjustment for noncontrolling interests in Operating Partnership	3,173

Balance at December 31, 2013	$228,902

(1)
Operating partnership unit holders redeemed 1,756,521 units in 2013.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 11 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)

Common Stock Dividend and Purchase of Common Stock

        Our Board of Directors declared common stock dividends during 2013 and 2012 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2013
October 28	December 13	January 2, 2014	0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12
2012
November 20	December 14	January 4, 2013	0.11
July 31	October 15	October 29, 2012	0.11
April 26	July 16	July 30, 2012	0.10
February 23	April 16	April 30, 2012	0.10

        Distributions paid on our common stock and their tax status, as sent to our shareholders, is presented in the following table. The tax status of GGP distributions in 2013, 2012, and 2011 may not be indicative of future periods.

	Year Ended December 31,
	2013	2012	2011
Ordinary income	$0.330	$0.316	$0.303
Return of capital	—	—	—
Qualified dividends	—	—	—
Capital gain distributions	0.290	0.221	0.296

Distributions per share	$0.620	$0.537	$0.599

        Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 28,852 shares were issued during the year ended December 31, 2013 and 3,111,365 shares were issued during the year ended December 31, 2012.

Preferred Stock

        On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") at a price of $25.00 per share, resulting in net proceeds of $242.0 million after issuance costs. The Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%. The dividend is paid in arrears in preference to dividends on our common stock, and reduces net income available to common stockholders, and therefore, earnings per share.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 11 EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)

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

        Our Board of Directors declared preferred stock dividends during 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 12 EARNINGS PER SHARE (Continued)

        Information related to our EPS calculations is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Numerators—Basic:
Income (loss) from continuing operations	$307,156	$(462,056)	$(193,891)
Preferred Stock dividend	(14,078)	—	—
Allocation to noncontrolling interests	(14,602)	(9,663)	(6,411)

Income (loss) from continuing operations—net of noncontrolling interests	278,476	(471,719)	(200,302)
Discontinued operations	10,043	(9,477)	(112,913)
Allocation to noncontrolling interests	(69)	(37)	43

Discontinued operations—net of noncontrolling interests	9,974	(9,514)	(112,870)
Net income (loss)	317,199	(471,533)	(306,804)
Preferred Stock dividend	(14,078)	—	—
Allocation to noncontrolling interests	(14,671)	(9,700)	(6,368)

Net income (loss) attributable to common stockholders	$288,450	$(481,233)	$(313,172)

Numerators—Diluted:
Income (loss) from continuing operations—net of noncontrolling interests	$278,476	$(471,719)	$(200,302)
Exclusion of warrant adjustment	—	—	(55,042)

Diluted income (loss) from continuing operations	$278,476	$(471,719)	$(255,344)

Net income (loss) attributable to common stockholders	$288,450	$(481,233)	$(313,172)
Exclusion of Warrant adjustment	—	—	(55,042)

Diluted net income (loss) attributable to common stockholders	$288,450	$(481,233)	$(368,214)

Denominators:
Weighted-average number of common shares outstanding—basic	930,643	938,049	943,669
Effect of dilutive securities	3,425	—	37,467

Weighted-average number of common shares outstanding—diluted	934,068	938,049	981,136

Anti-dilutive Securities:
Effect of Preferred Units	5,506	5,526	5,526
Effect of Common Units	6,434	6,819	6,929
Effect of Stock Options	—	2,352	671
Effect of Warrants	46,724	61,065	—

	58,664	75,762	13,126

        Options were anti-dilutive for the years ended December 31, 2012 and December 31, 2011 periods presented because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. For the year ended December 31, 2013 dilutive options are included in the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 12 EARNINGS PER SHARE (Continued)

denominator of EPS. In addition, potentially dilutive shares related to the Warrants for the years ended December 31, 2013 and December 31, 2012 have been excluded from the denominator in the computation of diluted EPS because they are also anti-dilutive. In 2011, dilutive shares related to the Warrants are included in the denominator of EPS because they are dilutive. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS.

        During the year ended December 31, 2013, GGPLP repurchased 28,345,108 shares of GGP's common stock for $566.9 million, and these shares are presented as Common stock in treasury, at cost, on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS. In addition, GGPLP was issued 27,459,195 shares of GGP common stock on March 26, 2013, as a result of GGPLP's purchase and subsequent exercising of the Fairholme and Blackstone Warrants (Note 9). These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

        As a result of these transactions, GGPLP owns 55,804,303 shares of GGP common stock as of December 31, 2013.

NOTE 13 STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

        The General Growth Properties, Inc. 2010 Equity Plan (the "Equity Plan") which remains in effect after the Effective Date, reserved for issuance of 4% of GGP outstanding shares on a fully diluted basis as of the Effective Date. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, "the Awards"). Directors, officers and other employees of GGP's and its subsidiaries and affiliates are eligible for Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of GGP's common stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed ten years.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 13 STOCK-BASED COMPENSATION PLANS (Continued)

Stock Options

        The following tables summarize stock option activity for the Equity Plan for GGP for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	9,692,499	$13.59	11,503,869	$15.65	5,427,011	$20.21
Granted	12,740,784	19.97	—	—	8,662,716	15.26
Exercised	(339,723)	14.33	(607,473)	13.89	(51,988)	11.05
Forfeited	(488,969)	16.27	(703,183)	14.68	(1,606,792)	14.96
Expired	(39,310)	14.35	(500,714)	46.28	(927,078)	39.31

Stock options Outstanding at December 31,	21,565,281	$17.28	9,692,499	$13.59	11,503,869	$15.65

Intrinsic value of exercised options in period (in millions):		$4.9		$3.3		$0.2

        The weighted average remaining contractual term of nonvested awards as of December 31, 2013 was 1.0 year.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$8.00 - $12.00	2,000,000	6.8	$9.69	1,500,000	6.8	$9.69
$13.00 - $17.00	6,996,034	7.4	14.61	2,965,960	7.3	14.58
$18.00 - $22.00	12,569,247	9.5	19.98	—	—	—

Total	21,565,281	8.6	$17.28	4,465,960	7.1	$12.94

Intrinsic value ($20.07 stock price)	$60,167			$31,842

        Stock options under the Equity Plan generally vest in 20% increments annually from one year from the grant date. Options under certain previous equity plans were replaced under the Plan with options, fully vested, in GGP common stock.

        The weighted-average fair value of stock options as of the grant date was $5.11 for stock options granted during the year ended December 31, 2013 and $4.59 for stock options granted during the year ended December 31, 2011.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 13 STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock

        Pursuant to the Equity Plan, GGP and GGP Inc. made restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms varied in that a portion of the shares vested either immediately or on the first anniversary and the remainder vested in equal annual amounts over the next two to five years. Participating employees were required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that did not vest were forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

        The following table summarizes restricted stock activity for the respective grant year ended December 31, 2013, December 31, 2012 and December 31, 2011:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	1,426,338	$14.07	1,716,932	$14.19	2,807,682	$14.24
Granted	37,352	19.97	37,731	14.89	84,659	14.98
Canceled	(164,970)	15.69	(123,183)	14.89	(329,292)	14.73
Vested	(55,796)	15.15	(205,142)	14.73	(846,117)	14.23

Nonvested restricted stock grants outstanding as of end of period	1,242,924	$13.99	1,426,338	$14.07	1,716,932	$14.19

Vested fair value (in millions):		$3.4		$3.9		$12.1

Other Required Disclosures

        Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options and our restricted stock and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated values of options granted were based on the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate(*)	1.71%	No options granted	1.25%
Dividend yield(*)	2.52%	No options granted	2.50%
Expected volatility	32.32%	No options granted	41.16%
Expected life (in years)	6.5	No options granted	6.5

(*)
Weighted average

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 13 STOCK-BASED COMPENSATION PLANS (Continued)

        Compensation expense related to stock-based compensation plans is summarized in the following table:

	Year Ended December 31,
	2013	2012	2011
Stock options—Property management and other costs	$5,104	$3,111	$2,975
Stock options—General and administrative	10,178	6,282	5,650
Restricted stock—Property management and other costs	1,504	1,553	2,843
Restricted stock—General and administrative	6,230	7,922	8,591

Total	$23,016	$18,868	$20,059

        Unrecognized compensation expense as of December 31, 2013 is as follows:

Year	Amount
2014	$23,935
2015	20,335
2016	16,057
2017	15,492
2018	3,420

79,239

        These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates which differ from estimated forfeitures.

NOTE 14 PREPAID EXPENSES AND OTHER ASSETS

        The following table summarizes the significant components of Prepaid expenses and other assets.

	December 31, 2013			December 31, 2012
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$1,022,398	$(478,998)	$543,400	$1,230,117	$(425,837)	$804,280
Below-market ground leases, net	164,017	(13,597)	150,420	169,539	(9,825)	159,714
Real estate tax stabilization agreement, net	111,506	(19,834)	91,672	111,506	(13,523)	97,983

Total intangible assets	$1,297,921	$(512,429)	$785,492	$1,511,162	$(449,185)	$1,061,977

Remaining Prepaid expenses and other assets:
Security and escrow deposits			145,999			181,481
Prepaid expenses			23,283			54,514
Other non-tenant receivables			25,988			12,450
Deferred tax, net of valuation allowances			906			902
Other			13,901			18,141

Total remaining Prepaid expenses and other assets			210,077			267,488

Total Prepaid expenses and other assets			$995,569			$1,329,465

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 15 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        The following table summarizes the significant components of Accounts payable and accrued expenses.

	December 31, 2013			December 31, 2012
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	$622,710	$(271,215)	$351,495	$725,878	$(251,896)	$473,982
Above-market headquarters office leases, net	15,268	(5,130)	10,138	15,268	(3,393)	11,875
Above-market ground leases, net	9,756	(1,181)	8,575	9,756	(805)	8,951

Total intangible liabilities	$647,734	$(277,526)	$370,208	$750,902	$(256,094)	$494,808

Remaining Accounts payable and accrued expenses:
Accrued interest			80,409			185,461
Accounts payable and accrued expenses			98,986			160,861
Accrued real estate taxes			92,663			67,581
Deferred gains/income			115,354			98,376
Accrued payroll and other employee liabilities			34,006			34,802
Construction payable			103,988			70,609
Tenant and other deposits			21,434			22,870
Insurance reserve liability			16,643			15,796
Capital lease obligations			12,703			13,292
Conditional asset retirement obligation liability			10,424			12,134
Uncertain tax position liability			5,536			5,873
Other			27,013			29,768

Total remaining Accounts payable and accrued expenses			619,159			717,423

Total Accounts payable and accrued expenses			$989,367			$1,212,231

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE LOSS

        Components of accumulated other comprehensive loss as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Net unrealized gains on financial instruments	$124	$129
Foreign currency translation	(38,297)	(87,547)
Unrealized gains on available-for-sale securities	—	64

	$(38,173)	$(87,354)

NOTE 17 LITIGATION

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 17 LITIGATION (Continued)

may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

Urban Litigation

        In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. GGP Inc., GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including GGP, Inc. and its affiliates, to engage in certain future transactions through the Urban Partnership. On June 24, 2013, the court held oral argument on the parties' cross-motions for partial summary judgment. The court rendered its decisions on these motions on November 7, 2013, affirming certain of the motions for plaintiffs and the co-defendants and denying others. A trial date has been scheduled for May 2014. While the parties have entered into discussions regarding potential settlement terms, it is not possible to determine whether such discussions will ultimately result in a settlement acceptable to all parties.

        As a result of our consideration of the risks associated with this matter, the uncertainty regarding the outcome of the settlement discussions, as well as discussions with counsel, the Company has concluded that we cannot reasonably estimate a possible range of potential loss related to the Urban Plaintiffs' lawsuit due to the broad spectrum of monetary and non-monetary remedies that may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants. Therefore, no liability has been accrued and no range of loss has been disclosed in the accompanying consolidated financial statements as of and for the year ended December 31, 2013.

        John Schreiber, one of our former directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us.

Default Interest

        Pursuant to the Plan, the Company cured and reinstated that certain note (the "Homart Note") in the original principal amount of $254.0 million between GGPLP and The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("CRF") by payment in cash of accrued interest at the contractual non-default rate. CRF, however, contended that the Company's bankruptcy caused the Company to default under the Homart Note and, therefore, post-petition interest accrued under the Homart Note at the contractual default rate was due for the period June 1, 2009 until November 9, 2010. On June 16, 2011, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") ruled in favor of CRF, and, on June 22, 2011, the Company elected to satisfy the Homart Note in full by paying CRF the outstanding default interest and principal

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 17 LITIGATION (Continued)

amount on the Homart Note totaling $246.0 million. As a result of the ruling, the Company incurred and paid $11.7 million of default interest expense during the year ended December 31, 2011. The Company appealed the Bankruptcy Court's order and reserved its right to recover the payment of default interest. On March 13, 2013, the parties reached a settlement. In exchange for the Company's dismissal of its appeal, CRF waived all claims to attorneys' fees.

        Pursuant to the Plan, the Company agreed to pay to the holders of claims (the "2006 Lenders") under a revolving and term loan facility (the "2006 Credit Facility") the principal amount of their claims outstanding of approximately $2.6 billion plus post-petition interest at the contractual non-default rate. However, the 2006 Lenders asserted that they were entitled to receive interest at the contractual default rate. In July 2011, the Bankruptcy Court ruled in favor of the 2006 Lenders. The Company had accrued $96.1 million as of December 31, 2012. The Company appealed the Bankruptcy Court ruling, and on March 13, 2013, the parties reached a settlement. In exchange for the Company's dismissal of its appeal, and a payment by the Company of $97.4 million, the 2006 Lenders waived all claim to attorneys' fees.

Tax Indemnification Liability

        Pursuant to the Investment Agreements, GGP has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million. The IRS disagrees with the method used to report gains for income tax purposes that are the subject of the MPC taxes. As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012. The Internal Revenue Service has opened an audit for these two taxpayers for 2009 through 2011 with respect to MPC Taxes. The outcome of this Tax Court decision will impact the timing of the payment of the MPC taxes to HHC. We anticipate the Tax Court's decision in 2014. We have accrued $303.6 million as of December 31, 2013 and $303.8 million as of December 31, 2012 related to the tax indemnification liability. In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of December 31, 2013, and December 31, 2012. As a result of our consideration of the risks associated with this matter, as well as discussions with counsel, the Company believes that the aggregate liability recorded of $325.2 million represents management's best estimate of our liability as of December 31, 2013 and that the probability that we will incur a loss in excess of this amount is remote. Depending on the outcome of the Tax Court litigation, it is possible that we may make potentially significant payments on the tax indemnification liability in the next twelve months. We do not expect that these payments will exceed the tax indemnification liability accrued as of December 31, 2013.

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

	Year Ended December 31,
	2013	2012	2011
Contractual rent expense, including participation rent	$13,568	$14,248	$13,034
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	8,750	9,188	7,886

        See Note 8 and Note 17 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

        The following table summarizes the contractual maturities of our long-term commitments. Long-term debt and ground leases include the related acquisition accounting fair value adjustments:

	2014	2015	2016	2017	2018	Subsequent/ Other	Total
Mortgages, notes and loans payable(1)	$392,982	$836,291	$1,033,884	$887,418	$1,928,647	$10,593,215	$15,672,437
Retained debt-principal	1,445	1,527	1,598	1,702	1,798	82,485	90,555
Purchase obligations	138,798	—	—	—	—	—	138,798
Ground lease payments	5,902	5,912	5,911	5,941	5,859	190,376	219,901
Junior Subordinated Notes(2)	—	—	—	—	—	206,200	206,200
Tax indemnification liability(3)	—	—	—	—	—	303,586	303,586
Uncertain tax position liability(4)	—	—	—	—	—	5,536	5,536

Total	$539,127	$843,730	$1,041,393	$895,061	$1,936,304	$11,381,398	$16,637,013

(1)
The $51.8 million outstanding on the revolving credit facility as of December 31, 2013 is included in 2014.

(2)
The $206.2 million of Junior Subordinated Notes are due in 2041, but may be redeemed any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2018.

(3)
The outcome of the Tax Court's decision will impact the timing of the payment. We expect the Tax Court's decision in 2014 (Note 17).

(4)
The uncertain income tax liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 19 SUBSEQUENT EVENTS

        On February 14, 2014, we sold one operating property in a lender-directed sale in full satisfaction of the related debt. The sale resulted in a Gain on extinguishment of debt of approximately $67 million in the first quarter of 2014.

        On February 10, 2014, GGP acquired 27,624,282 shares of its common stock from Pershing Square for approximately $556 million.

NOTE 20 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly data for the year ended December 31, 2013 and 2012 is summarized in the table below. Figures presented below have been adjusted for discontinued operations (Note 4), and include the impact of Provisions for impairment (Note 2), the Warrant liability adjustment (Note 9), and Gains from changes in control of investment properties (Note 3) in continuing operations.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$629,109	$604,410	$612,505	$681,363
Operating income	198,473	200,329	195,707	237,650
Income (loss) from continuing operations	(27,719)	215,790	30,843	88,243
Income (loss) from discontinued operations	18,983	(1,867)	12	(7,085)
Net income (loss) income attributable to common shareholders	(13,651)	205,391	23,499	73,212
Basic Earnings (Loss) Per Share:
Continuing operations	(0.03)	0.22	0.03	0.09
Discontinued operations	0.02	—	—	(0.01)
Diluted Earnings (Loss) Per Share:
Continuing operations	(0.03)	0.21	0.03	0.08
Discontinued operations	0.02	—	—	(0.01)
Dividends declared per share	0.12	0.12	0.13	0.14
Weighted-average shares outstanding:
Basic	939,271	939,434	932,964	911,185
Diluted	939,271	989,461	980,767	960,765

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

NOTE 20 QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$589,082	$597,958	$616,038	$663,760
Operating income	164,547	190,126	154,033	250,857
Loss from continuing operations	(182,202)	(107,439)	(148,196)	(24,219)
Income (loss) from discontinued operations	(12,047)	1,095	(58,410)	59,885
Net income (loss) income attributable to common shareholders	(197,615)	(107,933)	(207,886)	32,201
Basic Earnings (Loss) Per Share:(1)
Continuing operations	(0.20)	(0.12)	(0.17)	(0.03)
Discontinued operations	(0.01)	—	(0.06)	0.07
Diluted Earnings (Loss) Per Share:(1)
Continuing operations	(0.20)	(0.12)	(0.16)	(0.03)
Discontinued operations	(0.01)	—	(0.06)	0.07
Dividends declared per share	0.10	0.10	0.11	0.11
Weighted-average shares outstanding:
Basic	937,274	937,789	938,316	938,049
Diluted	937,274	937,789	938,316	938,049

(1)
Earnings (loss) per share for the quarters do not add up to annual earnings per share due to the issuance of additional common stock during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 21, 2014; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on pages F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2014

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013
(Dollars in thousands)

					Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carriedat Close of Period(c)
			Acquistion Cost(b)									Life Upon Which Latest Statement of Operation is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired
Ala Moana Center	Honolulu, HI	1,400,000	$571,836	1,738,740	$954	$12,357	$572,790	$1,751,097	$2,323,887	$164,383	November, 2010		(d)
Apache Mall	Rochester, MN	97,851	17,738	116,663	—	1,836	17,738	118,499	136,237	12,713	November, 2010		(d)
Augusta Mall	Augusta, GA	170,000	25,450	137,376	—	6,177	25,450	143,553	169,003	17,954	November, 2010		(d)
Baybrook Mall	Friendswood, TX	261,771	76,527	288,241	—	3,200	76,527	291,441	367,968	27,998	November, 2010		(d)
Bayside Marketplace	Miami, FL	1,269	—	198,396	—	2,607	—	201,003	201,003	33,602	November, 2010		(d)
Beachwood Place	Beachwood, OH	218,222	59,156	196,205	—	2,222	59,156	198,427	257,583	19,002	November, 2010		(d)
Bellis Fair	Bellingham, WA	91,223	14,122	102,033	—	20,337	14,122	122,370	136,492	12,316	November, 2010		(d)
Boise Towne Square	Boise, ID	144,442	44,182	163,118	—	6,893	44,182	170,011	214,193	17,555	November, 2010		(d)
Brass Mill Center	Waterbury, CT	101,588	31,496	99,107	—	658	31,496	99,765	131,261	13,274	November, 2010		(d)
Coastland Center	Naples, FL	127,479	24,470	166,038	—	1,295	24,470	167,333	191,803	17,470	November, 2010		(d)
Columbia Mall	Columbia, MO	—	7,943	107,969	(154)	(1,141)	7,789	106,828	114,617	11,718	November, 2010		(d)
Columbiana Centre	Columbia, SC	—	22,178	125,061	—	(994)	22,178	124,067	146,245	15,291	November, 2010		(d)
Coral Ridge Mall	Coralville, IA	113,714	20,178	134,515	2,219	14,367	22,397	148,882	171,279	16,355	November, 2010		(d)
Coronado Center	Albuquerque, NM	148,020	28,312	153,526	4,545	20,815	32,857	174,341	207,198	16,527	November, 2010		(d)
Crossroads Center	St. Cloud, MN	105,941	15,499	103,077	—	877	15,499	103,954	119,453	11,385	November, 2010		(d)
Cumberland Mall	Atlanta, GA	160,000	36,913	138,795	—	4,284	36,913	143,079	179,992	17,099	November, 2010		(d)
Deerbrook Mall	Humble, TX	148,302	36,761	133,448	—	2,307	36,761	135,755	172,516	15,154	November, 2010		(d)
Eastridge Mall	Casper, WY	—	5,484	36,756	—	6,762	5,484	43,518	49,002	5,733	November, 2010		(d)
Eastridge Mall	San Jose, CA	151,512	30,368	135,317	(3,127)	1,879	27,241	137,196	164,437	16,381	November, 2010		(d)
Fashion Place	Murray, UT	226,730	24,068	232,456	2,079	52,076	26,147	284,532	310,679	26,736	November, 2010		(d)
Fashion Show	Las Vegas, NV	839,913	564,310	627,327	8,635	47,263	572,945	674,590	1,247,535	68,216	November, 2010		(d)
Four Seasons Town Centre	Greensboro, NC	86,894	17,259	126,570	—	3,529	17,259	130,099	147,358	13,524	November, 2010		(d)
Fox River Mall	Appleton, WI	180,808	42,259	217,932	—	3,341	42,259	221,273	263,532	21,382	November, 2010		(d)
Glenbrook Square	Fort Wayne, IN	153,041	30,965	147,002	2,444	15,066	33,409	162,068	195,477	15,778	November, 2010		(d)
Governor's Square	Tallahassee, FL	72,912	18,289	123,088	—	1,716	18,289	124,804	143,093	19,572	November, 2010		(d)
Grand Teton Mall	Idaho Falls, ID	—	13,066	59,658	—	957	13,066	60,615	73,681	7,423	November, 2010		(d)
Greenwood Mall	Bowling Green, KY	63,000	12,459	85,370	—	2,435	12,459	87,805	100,264	11,182	November, 2010		(d)
Hulen Mall	Fort Worth, TX	129,657	8,665	112,252	—	14,560	8,665	126,812	135,477	12,358	November, 2010		(d)
Jordan Creek Town Center	West Des Moines, IA	220,000	54,663	262,608	(226)	3,024	54,437	265,632	320,069	30,274	November, 2010		(d)
Lakeside Mall	Sterling Heights, MI	151,162	36,993	130,460	—	2,225	36,993	132,685	169,678	14,462	November, 2010		(d)
Lynnhaven Mall	Virginia Beach, VA	210,590	54,628	219,013	(90)	10,139	54,538	229,152	283,690	24,621	November, 2010		(d)
Mall of Louisiana	Baton Rouge, LA	223,440	88,742	319,097	—	(36)	88,742	319,061	407,803	28,921	November, 2010		(d)
Mall St. Matthews	Louisville, KY	186,662	42,014	155,809	(5,981)	7,973	36,033	163,782	199,815	16,435	November, 2010		(d)
Market Place Shopping Center	Champaign, IL	113,425	21,611	111,515	—	2,035	21,611	113,550	135,161	11,739	November, 2010		(d)
Mayfair Mall	Wauwatosa, WI	—	84,473	352,140	(79)	(1,342)	84,394	350,798	435,192	33,360	November, 2010		(d)
Meadows Mall	Las Vegas, NV	162,936	30,275	136,846	—	764	30,275	137,610	167,885	14,219	November, 2010		(d)
Mondawmin Mall	Baltimore, MD	—	19,707	63,348	—	15,141	19,707	78,489	98,196	8,821	November, 2010		(d)
Newgate Mall	Ogden, UT	58,000	17,856	70,318	—	7,665	17,856	77,983	95,839	11,654	November, 2010		(d)
North Point Mall	Alpharetta, GA	250,000	57,900	228,517	—	9,045	57,900	237,562	295,462	31,430	November, 2010		(d)
North Star Mall	San Antonio, TX	332,135	91,135	392,422	—	5,249	91,135	397,671	488,806	35,469	November, 2010		(d)
Northridge Fashion Center	Northridge, CA	241,431	66,774	238,023	—	27,440	66,774	265,463	332,237	25,752	November, 2010		(d)
NorthTown Mall	Spokane, WA	—	12,310	108,857	—	393	12,310	109,250	121,560	11,690	November, 2010		(d)
Oak View Mall	Omaha, NE	81,709	20,390	107,216	—	324	20,390	107,540	127,930	11,256	November, 2010		(d)
Oakwood Center	Gretna, LA	—	21,105	74,228	—	17,714	21,105	91,942	113,047	8,460	November, 2010		(d)
Oakwood Mall	Eau Claire, WI	—	13,786	92,114	—	4,399	13,786	96,513	110,299	10,617	November, 2010		(d)
Oglethorpe Mall	Savannah, GA	150,000	27,075	157,100	—	(154)	27,075	156,946	184,021	16,491	November, 2010		(d)
Oxmoor Center	Louisville, KY	91,796	—	117,814	—	9,275	—	127,089	127,089	11,934	November, 2010		(d)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars in thousands)

					Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
			Acquistion Cost(b)									Life Upon Which Latest Statement of Operation is Computed
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired
Paramus Park	Paramus, NJ	93,390	31,320	102,054	—	4,323	31,320	106,377	137,697	12,490	November, 2010		(d)
Park City Center	Lancaster, PA	190,317	42,451	195,409	—	1,788	42,451	197,197	239,648	19,076	November, 2010		(d)
Park Place	Tucson, AZ	192,764	61,907	236,019	—	1,185	61,907	237,204	299,111	22,075	November, 2010		(d)
Peachtree Mall	Columbus, GA	79,859	13,855	92,143	—	1,787	13,855	93,930	107,785	12,158	November, 2010		(d)
Pecanland Mall	Monroe, LA	90,000	12,943	73,231	—	7,301	12,943	80,532	93,475	9,905	November, 2010		(d)
Pembroke Lakes Mall	Pembroke Pines, FL	260,000	64,883	254,910	—	(9,947)	64,883	244,963	309,846	25,335	November, 2010		(d)
Pioneer Place	Portland, OR	—	—	97,096	—	2,475	—	99,571	99,571	7,727	November, 2010		(d)
Prince Kuhio Plaza	Hilo, HI	44,695	—	52,373	—	3,953	—	56,326	56,326	7,610	November, 2010		(d)
Providence Place	Providence, RI	408,991	—	400,893	—	5,433	—	406,326	406,326	36,004	November, 2010		(d)
Provo Towne Centre	Provo, UT	48,321	17,027	75,871	943	(9,647)	17,970	66,224	84,194	12,626	November, 2010		(d)
Quail Springs Mall	Oklahoma City, OK	74,751	40,523	149,571	—	322	40,523	149,893	190,416	3,816	June, 2013		(d)
Red Cliffs Mall	St. George, UT	—	6,811	33,930	—	1,248	6,811	35,178	41,989	5,170	November, 2010		(d)
Ridgedale Center	Minnetonka, MN	154,737	39,495	151,090	1,108	4,910	40,603	156,000	196,603	14,066	November, 2010		(d)
River Hills Mall	Mankato, MN	—	16,207	85,608	—	1,656	16,207	87,264	103,471	9,337	November, 2010		(d)
Rivertown Crossings	Grandville, MI	163,323	47,790	181,770	—	2,685	47,790	184,455	232,245	18,723	November, 2010		(d)
Rogue Valley Mall	Medford, OR	55,000	9,042	61,558	—	1,813	9,042	63,371	72,413	5,737	November, 2010		(d)
Sooner Mall	Norman, OK	—	9,902	69,570	—	2,172	9,902	71,742	81,644	8,017	November, 2010		(d)
Spokane Valley Mall	Spokane, WA	61,498	16,817	100,209	—	(7,996)	16,817	92,213	109,030	10,937	November, 2010		(d)
Staten Island Mall	Staten Island, NY	272,089	102,227	375,612	—	1,064	102,227	376,676	478,903	40,459	November, 2010		(d)
Stonestown Galleria	San Francisco, CA	180,000	65,962	203,043	—	7,887	65,962	210,930	276,892	19,934	November, 2010		(d)
The Crossroads	Portage, MI	100,000	20,261	95,463	1,110	2,478	21,371	97,941	119,312	10,430	November, 2010		(d)
The Gallery At Harborplace	Baltimore, MD	89,212	15,930	112,117	—	5,281	15,930	117,398	133,328	13,412	November, 2010		(d)
The Maine Mall	South Portland, ME	191,599	36,205	238,067	—	10,366	36,205	248,433	284,638	24,268	November, 2010		(d)
The Mall In Columbia	Columbia, MD	350,000	124,540	479,171	—	4,348	124,540	483,519	608,059	41,870	November, 2010		(d)
The Oaks Mall	Gainesville, FL	136,504	21,954	173,353	—	(3,327)	21,954	170,026	191,980	13,295	April, 2012		(d)
The Parks at Arlington	Arlington, TX	259,409	19,807	299,708	49	11,508	19,856	311,216	331,072	28,401	November, 2010		(d)
The Shoppes at Buckland	Manchester, CT	126,887	35,180	146,474	—	(1,302)	35,180	145,172	180,352	16,286	November, 2010		(d)
The Shops At Fallen Timbers	Maumee, OH	—	3,785	31,771	(16)	2,005	3,769	33,776	37,545	5,858	November, 2010		(d)
The Shops At La Cantera	San Antonio, TX	162,858	80,016	350,737	—	25,168	80,016	375,905	455,921	40,430	November, 2010		(d)
The Streets At SouthPoint	Durham, NC	260,000	66,045	242,189	—	(211)	66,045	241,978	308,023	23,757	November, 2010		(d)
The Woodlands Mall	The Woodlands, TX	259,727	84,889	349,315	2,291	2,310	87,180	351,625	438,805	33,774	November, 2010		(d)
Town East Mall	Mesquite, TX	160,270	9,928	168,555	—	3,465	9,928	172,020	181,948	16,527	November, 2010		(d)
Tucson Mall	Tucson, AZ	246,000	2,071	193,815	—	92,832	2,071	286,647	288,718	40,341	November, 2010		(d)
Tysons Galleria	McLean, VA	323,641	90,317	351,005	—	3,016	90,317	354,021	444,338	29,512	November, 2010		(d)
Valley Plaza Mall	Bakersfield, CA	240,000	38,964	211,930	—	(1,112)	38,964	210,818	249,782	21,540	November, 2010		(d)
Visalia Mall	Visalia, CA	74,000	11,912	80,185	—	1,129	11,912	81,314	93,226	8,088	November, 2010		(d)
Westlake Center	Seattle, WA	4,255	19,055	129,295	(14,819)	(93,252)	4,236	36,043	40,279	3,743	November, 2010		(d)
Westroads Mall	Omaha, NE	154,181	32,776	184,253	—	3,439	32,776	187,692	220,468	12,762	April, 2012		(d)
White Marsh Mall	Baltimore, MD	190,000	43,880	177,194	4,125	5,631	48,005	182,825	230,830	19,320	November, 2010		(d)
Willowbrook	Wayne, NJ	360,000	110,660	419,822	—	626	110,660	420,448	531,108	42,005	November, 2010		(d)
Woodbridge Center	Woodbridge, NJ	183,303	67,825	242,744	—	21,577	67,825	264,321	332,146	31,385	November, 2010		(d)
Office, other and construction in progress(e)		1,969,481	199,339	783,305	18,696	392,428	218,035	1,175,733	1,393,768	90,969

Total		$15,878,637	$4,295,891	$17,795,909	$24,706	$881,769	$4,320,597	$18,677,678	$22,998,275	$1,884,861

 GENERAL GROWTH PROPERTIES, INC.
NOTES TO SCHEDULE III
(Dollars in thousands)

(a)
See description of mortages, notes and other loans payable in Note 7 of Notes to Consolidated Financial Statements.

(b)
Acquisition for individual properties represents historical cost at the end of the month acquired.

(c)
The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $11.1 billion (unaudited).

(d)
Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term
(e)
Office and other retail properties, as well as properties, that have been de-leased for redevelopment.

Reconciliation of Real Estate

	2013	2012	2011
(In thousands)
Balance at beginning of period	$23,461,858	$24,597,501	$25,140,166
Additions	1,049,417	1,034,439	383,001
Impairments	(18,361)	(131,156)	(63,910)
Dispositions and write-offs	(1,494,639)	(2,038,926)	(861,756)

Balance at end of period	$22,998,275	$23,461,858	$24,597,501

Reconciliation of Accumulated Depreciation

	2013	2012	2011
(In thousands)
Balance at beginning of period	$1,440,301	$974,185	$129,794
Depreciation expense	737,565	775,768	942,661
Dispositions and write-offs	(293,005)	(309,652)	(98,270)

Balance at end of period	$1,884,861	$1,440,301	$974,185

EXHIBIT INDEX

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date	File No.
2	*	Third Amended Plan of Reorganization as filed with the United States Bankruptcy Court for the Southern District of New York on October 21, 2010	8-K	2.1	10/27/2010	001-11656

3.1		Amended and Restated Certificate of Incorporation of General Growth Properties, Inc., dated November 9, 2010	8-K	3.1	11/12/2010	001-34948

3.2		Amended and Restated Bylaws of General Growth Properties, Inc., dated November 9, 2010	8-K	3.2	11/12/2010	001-34948

3.3		Amendment to Amended and Restated Bylaws of General Growth Properties, Inc., dated February 25, 2011	8-K	3.1	03/01/2011	001-34948

3.4	*	Certificate of Designations, Preferences and Rights of Increasing Rate Cumulative Preferred Stock, Series I filed with the Delaware Secretary of State on February 26, 2007	10-K	3.3	03/01/2007	001-11656

3.5		Certificate of Designations, Preferences and Rights of 6.375% Series A Cumulative Redeemable Preferred Stock filed with the Delaware Secretary of State on February 11, 2013	8-K	3.2	02/13/2013	001-34948

4.1	*	Rights Agreement dated July 27, 1993, between the Predecessor and certain other parties named therein	10-K	4.2	3/31/2006	001-11656

4.2	*	Amendment to Rights Agreement dated as of February 1, 2000, between the Predecessor and certain other parties named therein	8-A12B	4.3	3/3/2010	001-11656

4.3	*	Redemption Rights Agreement dated October 23, 1997, among the Predecessor, the Operating Partnership and Peter Leibowits	10-K	4.7	3/31/2006	001-11656

4.4	*	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, the Predecessor and Southwest Properties Venture	10-K	4.8	3/31/2006	001-11656

4.5	*	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, the Predecessor, Nashland Associates, and HRE Altamonte, Inc.	10-K	4.9	3/31/2006	001-11656

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date	File No.

4.6	*	Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, the Predecessor and the persons listed on the signature pages thereof	10-K	4.12	2/27/2008	001-11656

4.7	*	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, the Predecessor and JSG, LLC	10-K	4.13	2/27/2009	001-11656

4.8	*	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, the Predecessor and Everitt Enterprises, Inc.	10-K/A	4.14	4/30/2010	001-11656

4.9	*	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, the Predecessor and Koury Corporation	10-K	4.15	2/27/2008	001-11656

4.10	*	Registration Rights Agreement dated April 15, 1993, between the Predecessor, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein	10-K	4.16	2/27/2008	001-11656

10.1		Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010	10-K	10.1	3/8/2011	001-34948

10.2		First Amendment dated June 12, 2012 to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010	10-K	10.2	2/28/2013	001-34948

10.3		Second Amendment dated November 30, 2012 to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010	10-K	10.3	2/28/2013	001-34948

10.4		Third Amendment dated February 13, 2013 to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010	10-K	10.4	2/28/2013	001-34948

10.5		Fourth Amendment dated April 30, 2013 to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010	10-Q	10.2	5/10/2013	001-34948

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date	File No.
10.6		Fifth Amendment dated September 5, 2013 to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010	10-Q	10.4	11/6/2013	001-34948

10.7		Sixth Amendment dated November 12, 2013 to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010	8-K	10.1	11/18/2013	001-34948

10.8		Assignment Agreement dated January 3, 2014, by and between GGP, Inc. and GGP, LLC, related to the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated November 9, 2010 (filed herewith)

10.9		Amended and Restated Operating Agreement of GGPLP L.L.C dated November 9, 2010	10-K	10.2	3/8/2011	001-34948

10.10	*	Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C.	10-K	10.20	3/31/2006	001-11656

10.11	*	Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002	10-K	10.21	3/31/2006	001-11656

10.12	*	Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.22	3/31/2006	001-11656

10.13	*	Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.23	3/31/2006	001-11656

10.14	*	Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008	10-K	10.25	2/27/2008	001-11656

10.15	*	Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers' Retirement System of the State of Illinois and GGP-TRS L.L.C.	10-K	10.24	3/31/2006	001-11656

10.16	*	First Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated December 19, 2002	10-K	10.25	3/31/2006	001-11656

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date	File No.

10.17	*	Second Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated November 1, 2005	10-K	10.26	3/31/2006	001-11656

10.18		Summary of Non-Employee Director Compensation Program	10-K	10.14	2/28/2013	001-34948

10.19	*#	General Growth Properties, Inc. 2010 Equity Incentive Plan	8-K	4.1	11/1/2010	001-11656

10.20	#	First Amendment to General Growth Properties, Inc. 2010 Equity Incentive Plan	8-K	10.2	11/18/2013	001-34948

10.21	#	Form of Nonqualified Stock Option Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.26	11/15/2010	333-16811

10.22	#	Form of Restricted Stock Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.28	11/15/2010	333-16811

10.23	#	Form of Nonqualified Stock Option Award Agreement pursuant to the 2010 Equity Incentive Plan (filed herewith)

10.24	#	Form of Appreciation Only LTIP Unit Award Agreement (Group A) pursuant to the 2010 Equity Incentive Plan	8-K	10.3	11/18/2013	001-34948

10.25	#	Form of Full Value LTIP Unit Award Agreement (Group A) pursuant to the 2010 Equity Incentive Plan	8-K	10.4	11/18/2013	001-34948

10.26	*#	Nonqualified Stock Option Award Agreement dated October 27, 2010, by and between General Growth Properties, Inc. and Sandeep Mathrani	8-K	10.2	11/1/2010	001-11656

10.27	#	Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010	S-11/A	10.62	11/15/2010	333-16811

10.28	#	First Amendment dated November 1, 2012 to Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010	10-K	10.34	2/28/2013	001-34948

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date	File No.
10.29	#	Second Amendment dated November 1, 2013 to Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010	10-Q	10.2	11/6/2013	001-34948
10.30		Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and the Predecessor	8-K	10.1	11/12/2010	001-34948

10.31		Amended and Restated Stock Purchase Agreement, effective as of March 31, 2010, between Pershing Square Capital Management, L.P. on behalf of Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and Pershing Square International V, Ltd. and the Predecessor	8-K	10.3	11/12/2010	001-34948

10.32		Registration Rights Agreement between affiliates of Brookfield Asset Management, Inc. and General Growth Properties, Inc., dated November 9, 2010	8-K	10.7	11/12/2010	001-34948

10.33		Registration Rights Agreement between Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd., Blackstone Real Estate Partners VI L.P. and its permitted assigns and General Growth Properties, Inc., dated November 9, 2010	8-K	10.9	11/12/2010	001-34948

10.34		Amended and Restated Warrant Agreement between General Growth Properties, Inc. and American Stock Transfer & Trust Company, LLC, relating to the warrants issued to affiliates of Brookfield Asset Management, Inc., The Fairholme Fund, Fairholme Focused Income Fund, Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd. and Blackstone Real Estate Partners VI L.P. and its permitted assigns, October 282013	10-Q	10.1	11/6/2013	001-34948

		Incorporated by Reference Herein
Exhibit Number
	Description	Form	Exhibit	Filing Date	File No.
10.35	Relationship Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010	10-K	10.51	3/8/2011	001-34948

10.36	Amending Agreement to Relationship Agreement between Brookfield Asset Management Inc. and General Growth Properties, Inc., dated January 12, 2012	10-K	10.48	2/28/2013	001-34948

10.37	Form of indemnification agreement for directors and executive officers	S-11/A	10.53	11/3/2010	333-16811

10.38	Standstill Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010	8-K	10.4	11/12/2010	001-34948

10.39	Third Amended and Restated Credit Agreement, dated as of October 23, 2013, by and among, GGP Limited Partnership, General Growth Properties, Inc., GGPLP Real Estate 2010 Loan Pledgor Holding, LLC, GGPLPLLC 2010 Loan Pledgor Holding, LLC, GGPLP L.L.C. and GGPLP 2010 Loan Pledgor Holding, LLC, as Borrowers, the other Loan Parties party thereto from time to time, each of the financial institutions initially a signatory thereto together with their successors and assignees in accordance with Section 12.06 thereof, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and as an Issuing Bank	8-K	10.1	10/28/2013	001-34948

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date	File No.
10.40		Loan Agreement, dated as of April 26, 2013, by and among General Growth Properties, Inc., the Guarantors party thereto, the Lenders party thereto, RBC Capital Markets and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners, U.S. Bank National Association, as Administrative Agent, and other Lenders party thereto	8-K	99.1	5/2/2013	001-34948

10.41		Warrant Purchase Agreement, dated as of January 28, 2013, by and among General Growth Properties, Inc., GGP Limited Partnership, and Fairholme Funds, Inc., on behalf of each of The Fairholme Fund and The Fairholme Focused Income Fund	8-K	10.1	1/30/2013	001-34948

10.42		Warrant Purchase Agreement, dated as of January 28, 2013, by and among General Growth Properties, Inc., GGP Limited Partnership, and Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P. and Blackstone GGP Principal Transaction Partners L.P., each an affiliate of The Blackstone Group, L.P.	8-K	10.2	1/30/2013	001-34948

10.43		Stock Purchase Agreement, dated as of September 12, 2013, by and among General Growth Properties, Inc., GGP Limited Partnership, Pershing Square, L.P., Pershing Square II, L.P., PSRH, Inc. and Pershing Square Holdings, Ltd.	8-K	10.1	9/13/2013	001-34948

10.44	#	General Growth Properties, Inc. Amended and Restated Employee Stock Purchase Plan effective as of February 23, 2012	14A	Appendix A	3/16/2012	001-34948

10.45	#	First Amendment dated November 20, 2012 to the General Growth Properties, Inc. Amended and Restated Employee Stock Purchase Plan effective as of February 23, 2012	10-K	10.58	2/28/2013	001-34948

21.1		List of Subsidiaries of General Growth Properties, Inc. (filed herewith).

Incorporated by Reference Herein
Exhibit Number
	Description	Form	Exhibit	Filing Date	File No.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to General Growth Properties, Inc. (filed herewith).

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP/Homart II L.L.C. (filed herewith).

23.3	Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP-TRS L.L.C. (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Incorporated by Reference Herein
Exhibit Number
	Description	Form	Exhibit	Filing Date	File No.
101	The following financial information from General Growth Properties, Inc.'s. Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Loss, (3) Consolidated Statements of Equity, (4) Conso1idated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections (filed herewith).

*
Incorporated by reference to filings by GGP, Inc. (formerly General Growth Properties, Inc. and referred to as "the Predecessor")

#
Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.