Form 10-Q
period 2014-03-31
General Growth Properties, Inc.
filed 2014-05-06
CIK 1496048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, $.01 par value, outstanding on May 1, 2014 was 883,732,273.

GENERAL GROWTH PROPERTIES, INC.

SIGNATURE	42

EXHIBIT INDEX	43

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$4,318,264	$4,320,597
Buildings and equipment	18,245,002	18,270,748
Less accumulated depreciation	(1,967,452)	(1,884,861)
Construction in progress	424,032	406,930
Net property and equipment	21,019,846	21,113,414
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,402,793	2,407,698
Net investment in real estate	23,422,639	23,521,112
Cash and cash equivalents	403,129	577,271
Accounts and notes receivable, net	492,718	478,899
Deferred expenses, net	187,211	189,452
Prepaid expenses and other assets	942,819	995,569
Total assets	$25,448,516	$25,762,303

Liabilities:
Mortgages, notes and loans payable	$16,001,058	$15,672,437
Investment in Unconsolidated Real Estate Affiliates	17,892	17,405
Accounts payable and accrued expenses	893,257	989,367
Dividend payable	139,497	134,476
Deferred tax liabilities	24,667	24,667
Tax indemnification liability	303,586	303,586
Junior subordinated notes	206,200	206,200
Total liabilities	17,586,157	17,348,138

Redeemable noncontrolling interests:
Preferred	139,584	131,881
Common	106,351	97,021
Total redeemable noncontrolling interests	245,935	228,902

Commitments and Contingencies	—	—

Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 967,115,106 issued, 883,686,521 outstanding as of March 31, 2014, and 966,998,908 issued, 911,194,605 outstanding as of December 31, 2013	9,397	9,395
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	242,042	242,042
Additional paid-in capital	11,364,549	11,372,443
Retained earnings (accumulated deficit)	(2,924,336)	(2,915,723)
Accumulated other comprehensive loss	(34,237)	(38,173)
Common stock in treasury, at cost, 55,969,390 shares as of March 31, 2014 and 28,345,108 shares as of December 31, 2013	(1,122,664)	(566,863)
Total stockholders’ equity	7,534,751	8,103,121
Noncontrolling interests in consolidated real estate affiliates	81,673	82,142
Total equity	7,616,424	8,185,263
Total liabilities and equity	$25,448,516	$25,762,303

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$397,208	$395,701
Tenant recoveries	182,523	184,732
Overage rents	9,829	11,349
Management fees and other corporate revenues	16,687	15,931
Other	25,674	19,006
Total revenues	631,921	626,719
Expenses:
Real estate taxes	57,771	67,579
Property maintenance costs	22,042	23,020
Marketing	5,815	6,516
Other property operating costs	87,175	86,063
Provision for doubtful accounts	2,229	1,765
Property management and other costs	44,979	40,339
General and administrative	11,599	10,933
Depreciation and amortization	174,461	192,595
Total expenses	406,071	428,810
Operating income	225,850	197,909

Interest income	6,291	590
Interest expense	(179,441)	(191,829)
Gain on foreign currency	5,182	—
Warrant liability adjustment	—	(40,546)
Loss on extinguishment of debt	—	(9,319)
Income (loss) before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	57,882	(43,195)
Provision for income taxes	(3,692)	(141)
Equity in income of Unconsolidated Real Estate Affiliates	7,157	13,194
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	—	3,448
Income (loss) from continuing operations	61,347	(26,694)
Discontinued operations:
Gain (loss) from discontinued operations, including gains (losses) on dispositions	3,861	(7,938)
Gain on extinguishment of debt	66,680	25,894
Discontinued operations, net	70,541	17,956
Net income (loss)	131,888	(8,738)
Allocation to noncontrolling interests	(3,852)	(2,788)
Net income (loss) attributable to General Growth Properties, Inc.	128,036	(11,526)
Preferred Stock dividends	(3,984)	(2,125)
Net income (loss) attributable to common stockholders	$124,052	$(13,651)

Basic Earnings (Loss) Per Share:
Continuing operations	$0.06	$(0.03)
Discontinued operations	0.08	0.02
Total basic earnings (loss) per share	$0.14	$(0.01)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.06	$(0.03)
Discontinued operations	0.07	0.02
Total diluted earnings (loss) per share	$0.13	$(0.01)
Dividends declared per share	$0.15	$0.12

Comprehensive Income (Loss),Net:
Net income (loss)
Other comprehensive income	$131,888	$(8,738)
Foreign currency translation	3,952	9,648
Unrealized gains on available-for-sale securities	–	248
Other comprehensive income	3,952	9,896
Comprehensive income	135,840	1,158
Comprehensive income allocated to noncontrolling interests	(3,868)	(2,841)
Comprehensive income (loss) attributable to General Growth Properties, Inc.	131,972	(1,683)
Preferred stock dividends	(3,984)	(2,125)
Comprehensive income (loss), net, attributable to common stockholders	$127,988	$(3,808)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

				Retained			Noncontrolling
			Additional	Earnings	Accumulated Other	Common	Interests in
	Common	Preferred	Paid-In	(Accumulated	Comprehensive	Stock in	Consolidated Real	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	Treasury	Estate Affiliates	Equity

Balance at January 1, 2013	$9,392	$—	$10,432,447	$(2,732,787)	$(87,354)	$—	$83,322	$7,705,020

Net income				(11,526)			537	(10,989)
Issuance of Preferred Stock, net of issuance costs		242,042	—					242,042
Distributions to noncontrolling interests in consolidated
Real Estate Affiliates							(853)	(853)
Restricted stock grants, net (24,121 common shares)	—	—	2,401					2,401
Employee stock purchase program (84,798 common shares)	—		1,668					1,668
Stock option grants, net (213,534 common shares)	2		22,692					22,694
Cash dividends reinvested (DRIP) in stock (7,178 common shares)	—	—	139					139
Other comprehensive loss					9,843			9,843
Cash distributions declared ($0.12 per share)				(112,768)				(112,768)
Cash distributions on Preferred Stock				(2,125)				(2,125)
Fair value adjustment for noncontrolling interest in Operating Partnership			(1,001)					(1,001)
Common stock warrants			895,513					895,513

Balance at March 31, 2013	$9,394	$242,042	$11,353,859	$(2,859,206)	$(77,511)	$—	$83,006	$8,751,584

Balance at January 1, 2014	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

Net income				128,035			955	128,990
Distributions to noncontrolling interests in consolidated
Real Estate Affiliates							(1,424)	(1,424)
Restricted stock grants, net (31,112 common shares)	1	—	684					685
Employee stock purchase program (52,180 common shares)	1		1,041					1,042
Stock option grants, net of forfeitures (26,652 common shares)			7,335					7,335
Treasury stock purchases (27,624,282 common shares)						(555,801)		(555,801)
Cash dividends reinvested (DRIP) in stock (6,254 common shares)	—	—	125					125
Other comprehensive loss					3,936			3,936
Cash distributions declared ($0.15 per share)				(132,664)				(132,664)
Cash distributions on Preferred Stock				(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership			(17,079)					(17,079)

Balance at March 31, 2014	$9,397	$242,042	$11,364,549	$(2,924,336)	$(34,237)	$(1,122,664)	$81,673	$7,616,424

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income (loss)	$131,888	$(8,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(7,157)	(13,194)
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment, net	—	(3,448)
Distributions received from Unconsolidated Real Estate Affiliates	6,907	6,221
Provision for doubtful accounts	2,178	1,821
Depreciation and amortization	174,499	195,885
Amortization/write-off of deferred finance costs	2,567	1,878
Accretion/write-off of debt market rate adjustments	9,505	(3,316)
Amortization of intangibles other than in-place leases	20,035	22,539
Straight-line rent amortization	(11,597)	(13,576)
Deferred income taxes	41	(1,622)
(Gain) loss on dispositions, net	(4,693)	325
Gain on extinguishment of debt	(66,680)	(25,894)
Provisions for impairment	—	4,975
Gain on foreign currency	(5,182)	–
Warrant liability adjustment	—	40,546
Net changes:
Accounts and notes receivable	(28)	19,833
Prepaid expenses and other assets	3,814	8,933
Deferred expenses	(7,164)	(12,653)
Restricted cash	2,613	4,984
Accounts payable and accrued expenses	(22,006)	(115,888)
Other, net	7,587	5,464
Net cash provided by operating activities	237,127	115,075

Cash Flows used in Investing Activities:
Acquisition of real estate and property additions	—	(7,805)
Development of real estate and property improvements	(128,938)	(75,594)
Proceeds from sales of investment properties	—	8,500
Contributions to Unconsolidated Real Estate Affiliates	(16,950)	(44,346)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	26,546	75,196
Decrease in restricted cash	34	295
Net cash used in investing activities	(119,308)	(43,754)

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	1,235,000	1,648,122
Principal payments on mortgages, notes and loans payable	(836,920)	(1,285,014)
Deferred finance costs	(1,838)	(4,152)
Net proceeds from issuance of Preferred Stock	—	242,042
Purchase of Warrants	—	(633,229)
Treasury stock purchases	(555,801)	—
Cash distributions paid to common stockholders	(127,567)	(103,278)
Cash distributions paid to preferred stockholders	(3,984)	—
Cash redemptions paid to holders of common units	—	(4,756)
Other, net	(851)	8,937
Net cash used in financing activities	(291,961)	(131,328)

Net change in cash and cash equivalents	(174,142)	(60,007)
Cash and cash equivalents at beginning of period	577,271	624,815
Cash and cash equivalents at end of period	$403,129	$564,808

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$172,135	$281,042
Interest capitalized	4,361	748
Income taxes paid	1,574	1,815
Accrued capital expenditures included in accounts payable and accrued expenses	63,214	53,812
Non-Cash Transactions:
Gain on investment in Unconsolidated Real Estate Affiliates	—	3,448
Amendment of warrant agreement	—	895,513
Non-Cash Sale of Property
Assets	21,426	71,881
Liabilities and equity	(21,426)	(71,881)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 1                                                 ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited consolidated financial statements for the year ended December 31, 2013 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2013 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

General Growth Properties, Inc. (“GGP” or the “Company”), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a “REIT”.  In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries.

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of March 31, 2014, we are the owner, either entirely or with joint venture partners of 120 regional malls.  In addition to regional malls, as of March 31, 2014, we owned 12 strip/other retail properties, as well as six stand-alone office buildings.

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”).  GGPLP owns an interest in the properties that are part of the consolidated financial statements of GGP.  As of March 31, 2014, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units, as defined below) of the Operating Partnership, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnership.

The Operating Partnership has common units of limited partnership (“Common Units”), which are redeemable for cash or, at our option, shares of GGP common stock.  It also has preferred units of limited partnership interest (“Preferred Units”), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (“Convertible Preferred Units”) (Note 9).

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through General Growth Management, Inc. (“GGMI”) and General Growth Services, Inc. (“GGSI”).  GGMI and GGSI are taxable REIT subsidiaries (“TRS”s), which provide management, leasing, and other services for a majority of our Unconsolidated Real Estate Affiliates (defined below).  GGMI and GGSI provide various services, including business development, tenant coordination, marketing, and strategic partnership services at substantially all of our Consolidated Properties, as defined below.  GGSI also serves as a contractor to GGMI for these services.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of March 31, 2014
Tenant leases:
In-place value	$721,265	$(377,673)	$343,592

As of December 31, 2013
Tenant leases:
In-place value	$797,311	$(420,370)	$376,941

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

Amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, had the following effects on our Income (loss) from continuing operations:

	Three Months Ended March 31,
	2014	2013
Amortization/accretion effect on continuing operations	$(52,741)	$(68,923)

Future amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, is estimated to decrease results from continuing operations as follows:

Year	Amount
2014 Remaining	$130,028
2015	144,670
2016	112,647
2017	84,669
2018	55,668

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Management fees from affiliates	$16,687	$15,858
Management fee expense	(6,690)	(5,971)
Net management fees from affiliates	$9,997	$9,887

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

There were no provisions for impairment for the three months ended March 31, 2014 and 2013, included in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss). There was no provision for impairment for the three months ended March 31, 2014 in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2013, we recorded $5.0 million of impairment charges in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss), which was incurred as a result of the sale of two operating properties. One of the operating properties was previously transferred to a special servicer, and was sold in a lender-directed sale in full satisfaction of the related debt. This resulted in the recognition of a gain on extinguishment of debt of $25.9 million (Note 3). The other operating property related to a regional mall where the sales price of the property was lower than its carrying value.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount.  Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three months ended March 31, 2014, and 2013.

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

The impairment section above includes a discussion of all impairments recognized during the three months ended March 31, 2014, and 2013, which were based on Level 2 inputs.  Note 4 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs.  Note 8 includes a discussion of our outstanding Warrants, which were measured at fair value using Level 3 inputs until the Warrant agreement was amended on March 28, 2013.  Note 9 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

Recently Issued Accounting Pronouncements

Effective January 1, 2015 with early adoption permitted January 1, 2014 the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have (or will have) a major effect on the company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. Pursuant to its terms, we have elected to adopt this pronouncement effective January 1, 2015. This definition will be applied prospectively after the adoption and is anticipated to substantially reduce the number of transactions, going forward, that qualify for discontinued operations as compared to historical results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets, litigation related accruals and disclosures, and fair value of debt. Actual results could differ from these and other estimates.

NOTE 3                         DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF OPERATING PROPERTIES

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

During the three months ended March 31, 2014, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on debt extinguishment of $66.7 million and a reduction of property-level debt of $79.0 million.

During the three months ended March 31, 2013, we sold our interests in two non-core assets totaling approximately 2 million square feet of gross leasable area (“GLA”), which reduced our property level debt by $121.2 million. One property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt.  This resulted in a gain on extinguishment of debt of $25.9 million.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes the operations of the properties included in discontinued operations.

	Three Months Ended March 31,
	2014	2013

Retail and other revenue	$1,014	$12,285
Total revenues	1,014	12,285
Retail and other operating expenses	883	9,980
Provisions for impairment	—	4,975
Total expenses	883	14,955
Operating income (loss)	131	(2,670)
Interest expense, net	(963)	(4,944)
Gains (losses) on dispositions	4,693	(324)
Net income (loss) from operations	3,861	(7,938)
Gain on debt extinguishment	66,680	25,894
Net income from discontinued operations	$70,541	$17,956

NOTE 4                         FAIR VALUE

Nonrecurring Fair Value of Operating Properties

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
Fixed-rate debt	$13,968,441	$14,320,908	$13,919,820	$13,957,952
Variable-rate debt	2,032,617	2,065,997	1,752,617	1,787,139
	$16,001,058	$16,386,905	$15,672,437	$15,745,091

(1) Includes market rate adjustments of $15.9 million and $0.9 million as of March 31, 2014 and December 31, 2013, respectively.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of March 31, 2014 and December 31, 2013.  We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

NOTE 5                         UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for all of our Unconsolidated Real Estate Affiliates.

	March 31,	December 31,
	2014	2013
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$1,049,288	$1,046,354
Buildings and equipment	8,700,195	8,670,976
Less accumulated depreciation	(2,366,080)	(2,301,054)
Construction in progress	35,681	46,339
Net property and equipment	7,419,084	7,462,615
Cash and cash equivalents	245,802	260,405
Accounts and notes receivable, net	171,224	187,533
Deferred expenses, net	260,842	254,949
Prepaid expenses and other assets	157,457	147,182
Total assets	$8,254,409	$8,312,684

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,504,521	$6,503,686
Accounts payable, accrued expenses and other liabilities	309,958	324,620
Cumulative effect of foreign currency translation (“CFCT”)	(19,579)	(22,896)
Owners’ equity, excluding CFCT	1,459,509	1,507,274
Total liabilities and owners’ equity	$8,254,409	$8,312,684

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$1,439,930	$1,484,378
Less: joint venture partners’ equity	(737,003)	(760,804)
Plus: excess investment/basis differences	1,681,974	1,666,719
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,384,901	$2,390,293

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$2,402,793	$2,407,698
Liability - Investment in Unconsolidated Real Estate Affiliates	(17,892)	(17,405)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,384,901	$2,390,293

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$185,808	$180,686
Tenant recoveries	87,462	76,129
Overage rents	4,855	4,909
Other	11,735	6,890
Total revenues	289,860	268,614

Expenses:
Real estate taxes	27,683	25,515
Property maintenance costs	11,702	8,623
Marketing	3,567	3,141
Other property operating costs	41,938	35,943
Provision for doubtful accounts	815	1,421
Property management and other costs(1)	14,203	12,438
General and administrative	483	580
Depreciation and amortization	75,705	65,184
Total expenses	176,096	152,845
Operating income	113,764	115,769

Interest income	1,547	255
Interest expense	(72,872)	(65,790)
Provision for income taxes	(188)	(156)
Income from continuing operations	42,251	50,078
Net income from disposed investment	—	11,791
Allocation to noncontrolling interests	(4)	41
Net income attributable to the ventures	$42,247	$61,910

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$42,247	$61,910
Joint venture partners’ share of income	(24,217)	(34,659)
Amortization of capital or basis differences	(10,873)	(14,057)
Equity in income of Unconsolidated Real Estate Affiliates	$7,157	$13,194

(1)         Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 20 domestic joint ventures, comprising 31 U.S. regional malls and five strip/other retail centers, and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  We manage most of the properties owned by these joint ventures.  As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $3.2 billion as of March 31, 2014 and December 31, 2013, including Retained Debt (as defined below).  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness.  The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We had retained debt of $90.2 million at one property as of March 31, 2014, and $90.6 million as of December 31, 2013.  We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

our interest in, could be reduced to the extent of such deficiencies.  As of March 31, 2014, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6                         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	March 31,	Weighted-Average	December 31,	Weighted-Average
	2014(1)	Interest Rate(2)	2013(3)	Interest Rate(2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$13,957,173	4.54%	$13,907,029	4.55%
Corporate and other unsecured loans	11,268	4.41%	12,791	4.41%
Total fixed-rate debt	13,968,441	4.54%	13,919,820	4.55%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,700,817	2.60%	1,700,817	2.61%
Revolving credit facility	331,800	1.73%	51,800	1.74%
Total variable-rate debt	2,032,617	2.46%	1,752,617	2.59%

Total Mortgages, notes and loans payable	$16,001,058	4.27%	$15,672,437	4.33%

Junior Subordinated Notes	$206,200	1.69%	$206,200	1.69%

(1) Includes net $15.9 million of debt market rate adjustments.

(2) Represents the weighted-average interest rates on our contractual principal balances.

(3) Includes net $0.9 million of debt market rate adjustments.

(4) Properties provide mortgage collateral as guarantors.  $102.1 million of the fixed-rate balance and $1.5 billion of the variable-rate balance is cross-collateralized.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2014, $20.4 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.6 billion of debt, are cross-collateralized with other properties.  Although a majority of the $15.7 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.6 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings.  In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the three months ended March 31, 2014, we refinanced consolidated mortgage notes totaling $685.0 million related to 3 properties with net proceeds of $158.8 million.  The prior loans had a weighted-average term-to-maturity of 1.9 years, and a weighted-average interest rate of 4.7%.  The new loans have a weighted-average term-to-maturity of 8.5 years, and a weighted-average interest rate of 4.4%.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	March 31,	Weighted-Average	December 31,	Weighted-Average
	2014(2)	Interest Rate	2013 (3)	Interest Rate
Unsecured debt:
HHC Note(1)	11,595	4.41%	13,179	4.41%
Revolving credit facility	331,800	1.73%	51,800	1.74%
Total unsecured debt	$343,395	1.82%	$64,979	2.28%

(1) Matures in December 2015.

(2) Excludes a market rate discount of $0.3 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets.  The market rate discount amortizes as an addition to interest expense over the life of the loan.

(3) Excludes a market rate discount of $0.4 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets.  The market rate discount amortizes as an addition to interest expense over the life of the loan.

Our revolving credit facility (the “Facility”) as amended on October 23, 2013, provides for revolving loans of up to $1.0 billion.  The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion.  The Facility is scheduled to mature in October 2018 and is unsecured.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 132.5 to 195 basis points, which is determined by the Company’s leverage level.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of March 31, 2014. $331.8 million was outstanding on the Facility, as of March 31, 2014.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006.  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2041.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2041, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $21.0 million as of March 31, 2014 and $19.4 million as of December 31, 2013. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2014.

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

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will change from those recorded at March 31, 2014, although such change is not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

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

Initial Warrant Holder	Number of Warrants	Exercise Price
Brookfield	57,500,000	$10.75
Blackstone - B (2)	2,500,000	10.75
Fairholme (2)	41,070,000	10.50
Pershing Square (1)	16,430,000	10.50
Blackstone - A (2)	2,500,000	10.50
	120,000,000

(1) On December 31, 2012, the Pershing Square Warrants were purchased by the Brookfield; Brookfield owns or manages on behalf of third parties, all outstanding Warrants.

(2) On January 28, 2013, the Fairholme and Blackstone Warrants (A and B) were purchased by GGPLP (Note 10).

The Brookfield Warrants and the Blackstone Warrants (A and B) were immediately exercisable, while the Fairholme Warrants and the Pershing Square Warrants were exercisable (for the initial 6.5 years from the issuance) only upon 90 days prior notice, but there is no obligation to exercise at any point from the end of the 90 day notification period through maturity.

The exercise prices of the Warrants are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events.  In accordance with the agreement, these calculations adjust both the exercise price and the number of shares issuable for the 120,000,000 Warrants that were initially issued to the Plan Sponsors.  During 2013 and 2014, the number of shares issuable upon exercise of the outstanding Warrants changed as follows:

		Exercise Price
Record Date	Issuable Shares (1)	Brookfield and Blackstone - B	Fairholme, Pershing Square and Blackstone - A
April 16, 2013	83,443,178	$9.53	$9.30
July 16, 2013	83,945,892	9.47	9.25
October 15, 2013	84,507,750	9.41	9.19
December 13, 2013	85,084,392	9.34	9.12

(1) Issuable shares as of April 16, 2013 exlcude the Fairholme and Blackstone A and B warrants purchased and exercised by GGPLP.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The Fairholme and Blackstone A and B Warrants were purchased and subsequently exercised by GGPLP.  As of March 31, 2014, Brookfield owns or manages on behalf of third parties all of the remaining Warrants. Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 66,000,000 shares of common stock) or net share settle.  The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled.  As of March 31, 2014, the remaining Warrants are exercisable into approximately 49 million common shares of the Company, at a weighted-average exercise price of approximately $9.29 per share.  Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

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

The estimated fair value of the Warrants was $895.5 million as of March 28, 2013.  The fair value of the Warrants was estimated using the Black Scholes option pricing model using our stock price, the Warrant term, and Level 3 inputs (Note 2).  As discussed above, the modification of the warrant agreement resulted in the classification of the Warrants as equity as of March 28, 2013.  From December 31, 2012 through March 28, 2013, changes in the fair value of the Warrants were recognized in earnings.  An increase in GGP’s common stock price or in the expected volatility of the Warrants would increase the fair value; whereas, a decrease in GGP’s common stock price or an increase in the lack of marketability would decrease the fair value.

The following table summarizes the change in fair value of the Warrants which is measured on a recurring basis using Level 3 inputs:

Three Months Ended March 31,
2013
Balance as of January 1,	$1,488,196
Warrant liability adjustment	40,546
Purchase of Warrants by GGPLP	(633,229)
Reclassification to equity	(895,513)
Balance as of March 31,	$—

The following table summarizes the estimated fair value of the Warrants and significant observable and unobservable inputs used in the valuation as of March 28, 2013:

March 28, 2013
Fair value of Warrants	$895,513

Observable Inputs
GGP stock price per share	$19.88
Warrant term	4.62

Unobservable Inputs
Expected volatility	30%
Range of values considered	(15% - 65%)

Discount for lack of marketability	3%
Range of values considered	(3% - 7%)

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

	Three Months Ended March 31,
	2014	2013

Distributions to preferred Operating Partnership units	$(2,232)	$(2,336)
Net (income) loss allocation to noncontrolling interests in operating partnership from continuing operations (common units)	(664)	85
Net (income) loss allocated to noncontrolling interest in consolidated real estate affiliates	(956)	(537)
Allocation to noncontrolling interests	(3,852)	(2,788)

Other comprehensive loss allocated to noncontrolling interests	(16)	(53)
Comprehensive (income) loss allocated to noncontrolling interests	$(3,868)	$(2,841)

Redeemable Noncontrolling Interests

The minority interest related to the Common and Preferred Units of the Operating Partnership are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets since it is possible we could be required, under certain events outside of our control, to redeem the securities for cash by the holders of the securities.

The Common and Preferred Units of the Operating Partnership are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their redemption value (i.e. fair value) as of each measurement date.  The excess of the fair value over the carrying amount from period to period is recorded within Additional paid-in capital in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at Net income (loss) attributable to General Growth Properties, Inc.

The common redeemable noncontrolling interests have been recorded at fair value for all periods presented.  One tranche of preferred redeemable noncontrolling interests has been recorded at fair value, while the other tranches of preferred redeemable noncontrolling interests have been recorded at carrying value.

Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  If the holders had requested redemption of the Common Units as of March 31, 2014, the aggregate amount of cash we would have paid would have been $139.6 million.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of March 31, 2014	Converted Basis to Common Units Outstanding as of March 31, 2014	Conversion Price	Redemption Value
Series B (1)	3.00000	1,279,632	3,991,540	$16.66670	87,814
Series D	1.50821	532,750	803,499	33.15188	26,637
Series E	1.29836	502,658	652,631	38.51000	25,133
					$139,584

(1)  The conversion price of Series B preferred units is lower than the GGP December 31, 2013 closing common stock price of $22.00.  Therefore, a common stock price of $22.00 is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2014, and 2013.

Balance at January 1, 2013	$268,219
Net loss	(85)
Distributions	(732)
Redemption of operating partnership units	(3,328)
Other comprehensive loss	53
Fair value adjustment for noncontrolling interests in Operating Partnership	(427)
Balance at March 31, 2013	$263,700

Balance at January 1, 2014	$228,902
Net income	664
Distributions	(725)
Other comprehensive income	15
Fair value adjustment for noncontrolling interests in Operating Partnership	17,079
Balance at March 31, 2014	$245,935

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
February 26	April 15	April 30	$0.15
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12

Our Dividend Reinvestment Plan (“DRIP”) provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested.  As a result of the DRIP elections, 6,254 shares were issued during the three months ended March 31, 2014 and 7,178 shares were issued during the three months ended March 31, 2013.

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

Our Board of Directors declared preferred stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
February 26	March 17	April 1	$0.3984
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2014	2013

Numerators - Basic and Diluted:
Income (loss) from continuing operations	$61,347	$(26,694)
Preferred Stock dividends	(3,984)	(2,125)
Allocation to noncontrolling interests	(3,488)	(2,657)
Income (loss) from continuing operations - attributable to common stockholders	53,875	(31,476)

Discontinued operations	70,541	17,956
Allocation to noncontrolling interests	(364)	(131)
Discontinued operations - net of noncontrolling interests	70,177	17,825

Net income (loss)	131,888	(8,738)
Preferred Stock dividends	(3,984)	(2,125)
Allocation to noncontrolling interests	(3,852)	(2,788)
Net income (loss) attributable to common stockholders	$124,052	$(13,651)

Denominators:
Weighted-average number of common shares outstanding - basic	896,257	939,271
Effect of dilutive securities	51,714	—
Weighted-average number of common shares outstanding - diluted	947,971	939,271

Anti-dilutive Securities:
Effect of Preferred Units	5,506	5,526
Effect of Common Units	4,834	6,574
Effect of Stock Options	—	3,077
Effect of Warrants	—	50,387
	10,340	65,564

Options and Warrants were anti-dilutive for the three months ended March 31, 2013, because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  For the three months ended March 31, 2014 dilutive options and potentially dilutive shares related to the Warrants are included in the denominator of EPS. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted earnings per share calculation because including the Preferred Units would also require that the Preferred Unit dividend be added back to the net income, resulting in their being anti-dilutive.

During the year ended December 31, 2013, GGPLP repurchased 28,345,108 shares of GGP’s common stock for $566.9 million. These shares are presented as Common stock in treasury, at cost, on our Consolidated Balance Sheets.  Accordingly, these shares have been excluded from the calculation of EPS.  In addition, GGPLP was issued 27,459,195 shares of GGP common stock on March 26, 2013, as a result of GGPLP’s purchase and subsequent exercising of the Fairholme and Blackstone Warrants.  These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets.  Accordingly, these shares have been excluded from the calculation of EPS.

During the three months ended March 31, 2014, GGPLP repurchased 27,624,282 shares of GGP’s common stock for $555.8 million. These shares are presented as Common stock in treasury, at cost, on our Consolidated Balance Sheets.  Accordingly, these shares have been excluded from the calculation of EPS.

As a result of these transactions, GGPLP owns 83,428,585 shares of GGP common stock as of March 31, 2014, of which 55,969,390 are shown as treasury stock and 27,459,195 are shown as issued, but not outstanding on our Consolidated Balance Sheets.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 11                  STOCK-BASED COMPENSATION PLANS

The General Growth Properties, Inc. 2010 Equity Plan (the ‘‘Equity Plan’’) reserved for issuance of 4% of outstanding shares on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the ‘‘Awards’’). Directors, officers and other employees of GGP’s and its subsidiaries and affiliates are eligible for the Awards.  The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of GGP’s common stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed ten years.

Compensation expense related to stock-based compensation plans for the three months ended March 31, 2014 and 2013 is summarized in the following table:

	Three Months Ended March 31,
	2014	2013

Stock options - Property management and other costs	$2,205	$1,229
Stock options - General and administrative	4,697	2,000
Restricted stock - Property management and other costs	421	426
Restricted stock - General and administrative	276	1,977
Total	$7,599	$5,632

The following tables summarize stock option activity for the Equity Plan for GGP for the three months ended March 31, 2014, and 2013:

	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options Outstanding at January 1,	21,565,281	$17.28	9,692,499	$13.59
Granted	50,000	22.41	5,901,108	19.24
Exercised	(26,652)	15.79	(208,587)	14.19
Forfeited	(107,797)	18.78	(70,811)	15.28
Expired	(8,102)	14.39	(1,759)	14.17
Stock options Outstanding at March 31,	21,472,730	$17.29	15,312,450	$15.75

There was no significant restricted stock activity for the three months ended March 31, 2014 and 2013.

NOTE 12                  ACCOUNTS AND NOTES RECEIVABLE, NET

The following table summarizes the significant components of Accounts and notes receivable, net.

	March 31, 2014	December 31, 2013

Trade receivables	$119,597	$123,522
Notes receivable	185,953	179,559
Straight-line rent receivable	201,374	190,332
Other accounts receivable	3,359	3,377
Total Accounts and notes receivable	510,283	496,790
Provision for doubtful accounts	(17,565)	(17,891)
Total Accounts and notes receivable, net	$492,718	$478,899

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Notes receivable includes a $152.1 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. (“Rique”) in conjunction with our sale of Aliansce Shopping Centers, S.A. (“Aliansce”) to Rique and Canada Pension Plan Investment Board on September 30, 2013.  The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the five year term.  We recognize the impact of changes in the exchange rate on the note receivable as Gain or loss on foreign currency in our Consolidates Statements of Operations and Comprehensive Income (Loss).

NOTE 13                  PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of Prepaid expenses and other assets.

	March 31, 2014			December 31, 2013
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$972,804	$(471,982)	$500,822	$1,022,398	$(478,998)	$543,400
Below-market ground leases, net	164,017	(14,679)	149,338	164,017	(13,597)	150,420
Real estate tax stabilization agreement, net	111,506	(21,412)	90,094	111,506	(19,834)	91,672
Total intangible assets	$1,248,327	$(508,073)	$740,254	$1,297,921	$(512,429)	$785,492

Remaining Prepaid expenses and other assets:
Security and escrow deposits			99,113			145,999
Prepaid expenses			66,024			23,283
Other non-tenant receivables			24,846			25,988
Deferred tax, net of valuation allowances			906			906
Other			11,676			13,901
Total remaining Prepaid expenses and other assets			202,565			210,077
Total Prepaid expenses and other assets			$942,819			$995,569

NOTE 14                  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of Accounts payable and accrued expenses.

	March 31, 2014			December 31, 2013
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance

Intangible liabilities:
Below-market tenant leases, net	$585,969	$(259,823)	$326,146	$622,710	$(271,215)	$351,495
Above-market headquarters office leases, net	15,267	(5,564)	9,703	15,268	(5,130)	10,138
Above-market ground leases, net	9,756	(1,275)	8,481	9,756	(1,181)	8,575
Total intangible liabilities	$610,992	$(266,662)	$344,330	$647,734	$(277,526)	$370,208

Remaining Accounts payable and accrued expenses:
Accrued interest			75,128			80,409
Accounts payable and accrued expenses			107,595			98,986
Accrued real estate taxes			87,068			92,663
Deferred gains/income			99,102			115,354
Accrued payroll and other employee liabilities			31,919			34,006
Construction payable			63,216			103,988
Tenant and other deposits			20,948			21,434
Insurance reserve liability			17,373			16,643
Capital lease obligations			12,549			12,703
Conditional asset retirement obligation liability			10,296			10,424
Uncertain tax position liability			5,577			5,536
Other			18,156			27,013
Total remaining Accounts payable and accrued expenses			548,927			619,159
Total Accounts payable and accrued expenses			$893,257			$989,367

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

Urban Litigation

In October 2004, certain limited partners (the “Urban Plaintiffs”) of Urban Shopping Centers, L.P. (“Urban”) filed a lawsuit against Urban’s general partner, Head Acquisition, L.P. (“Head”), as well as TRCLP, Simon

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head’s general partners (collectively, the “Urban Defendants”), in Circuit Court in Cook County, Illinois. GGP Inc., GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including GGP, Inc. and its affiliates, to engage in certain future transactions through the Urban Partnership.  On June 24, 2013, the court held oral argument on the parties’ cross-motions for partial summary judgment. The court rendered its decisions on these motions on November 7, 2013, affirming certain of the motions for plaintiffs and the co-defendants and denying others. A trial date has been scheduled for May 27, 2014.  The parties are continuing discussions regarding potential settlement terms; however, it is not possible to determine whether such discussions will ultimately result in a settlement acceptable to all parties.

As a result of our consideration of the risks associated with this matter, the uncertainty regarding the outcome of the settlement discussions, as well as discussions with counsel, the Company has concluded that we cannot reasonably estimate a possible range of potential loss related to the Urban Plaintiffs’ lawsuit due to the broad spectrum of monetary and non-monetary remedies that may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants.  Therefore, no range of loss has been disclosed in the accompanying consolidated financial statements as of and for the three months ended March 31, 2014.

John Schreiber, one of our former directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us.

Tax Indemnification Liability

Pursuant to the Investment Agreements, GGP has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  The IRS disagrees with the method used to report gains for income tax purposes that are the subject of the MPC taxes.  As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Internal Revenue Service has opened an audit for these two taxpayers for 2009 through 2011 with respect to MPC Taxes.  The outcome of this Tax Court decision will impact the timing of the payment of the MPC taxes to HHC.  We anticipate the Tax Court’s decision in 2014.  We have accrued $303.6 million as of March 31, 2014 and December 31, 2013 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013.  As a result of our consideration of the risks associated with this matter, as well as discussions with counsel, the Company believes that the aggregate liability recorded of $325.2 million represents management’s best estimate of our liability as of March 31, 2014 and that the probability that we will incur a loss in excess of this amount is remote.  Depending on the outcome of the Tax Court litigation, it is possible that we may make potentially significant payments on the tax indemnification liability in 2014.  We do not expect that these payments will exceed the tax indemnification liability accrued as of March 31, 2014.

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

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Contractual rent expense, including participation rent	$3,282	$3,301
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	2,123	2,075

See Note 14 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

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

Overview

Our primary business is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders.  Our properties are predominantly located in the United States.  As of March 31, 2014, we are the owner, either entirely or with joint venture partners, of 120 regional malls comprising approximately 125 million square feet of GLA.

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

We seek to increase long-term Company NOI (as defined below) growth through proactive management and leasing of our properties.  Our leasing strategy is to identify and provide the right stores to have appropriate merchandise mix. We believe that the most significant operating factor affecting incremental cash flow and Company NOI is increased rents earned from tenants at our properties.  These rental revenue increases are primarily achieved by:

•                  increasing permanent occupancy;

•                  increasing rental revenues by leasing at higher rents than those expiring; and

•                  increasing tenant sales, which allow us to obtain higher rents, and in which we participate through overage rent.

Since March 31, 2013, our total occupancy has risen, but more importantly the level of long-term, or “permanent” occupancy, has increased from 88.6% as of March 31, 2013 to 90.4% as of March 31, 2014. During this same period, we have seen an increase in rents between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2014 exhibited initial rents that were 10.8% higher than the final rents paid on expiring leases.

We may recycle capital by strategically disposing assets and opportunistically investing in high quality retail properties. Controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company NOI growth.

We have identified $2.2 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve returns of approximately 12% on projects that have opened and 8—10% on projects under construction or in our pipeline, which average 9%—11% for all projects (first year stabilized cash on cost return) on these projects as they commence operations.

We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Our Company NOI (as defined below) increased 4.8% from $522.9 million for the three months ended March 31, 2013 to $548.1 million for the three months ended March 31, 2014.  Operating income increased 14.1% from $197.9 million for the three months ended March 31, 2013 to $225.9 million for the three months ended March 31, 2014. Our Company FFO (as defined below) increased 15.8% from $252.5 million for the three months ended March 31, 2013 to $292.4 million for the three months ended March 31, 2014. Net income (loss) attributable to General Growth Properties, Inc. increased from $(11.5) million for the three months ended March 31, 2013 to $128.0 million for the three months ended March 31, 2014.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income (loss) attributable to General Growth Properties, Inc.

Operating Metrics

Same Store Operating Metrics

The following table summarizes selected operating metrics for our same store portfolio.

	March 31, 2014 (1)	March 31, 2013 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$64.49	$67.69	-4.73%
Unconsolidated Properties	76.97	74.55	3.25%
Total	$68.08	$69.60	-2.18%

Percentage Leased
Consolidated Properties	96.0%	95.7%	30 bps
Unconsolidated Properties	96.8%	96.2%	60 bps
Total	96.2%	95.8%	40 bps

Tenant Sales
Consolidated Properties	$519	$531	-2.26%
Unconsolidated Properties	688	630	9.21%
Total	$565	$558	1.25%

(1) Metrics exclude one asset that is being de-leased in preparation for redevelopment.

(2) Represents average rent over the term consisting of base minimum rent and common area costs. In 2013, In-Place Rent included tax recoveries and gross rent. Adjusting to the current method, the total SF of $69.60 becomes $66.01.

Lease Spread Metrics

The following table summarizes new and renewal leases that were scheduled to commence in 2014 and 2015 compared to expiring leases for the prior tenant in the same suite, for leases where the downtime between new and previous tenant was less than 24 months.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Initial Rent Spread	% Change
Commencement 2014	755	2,151,171	6.1	$67.75	$61.13	$6.62	10.8%
Commencement 2015	49	193,622	7.2	82.07	72.00	10.07	14.0%
Total 2014/2015	804	2,344,793	6.2	$68.93	$62.03	$6.90	11.1%

(1) Represents initial rent over the term consisting of base minimum rent and common area costs.

(2) Represents expiring rent at end of lease consisting of base minimum rent and common area costs.

Results of Operations

Three months ended March 31, 2014 and 2013

The following table is a breakout of the components of minimum rents:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$399,072	$397,265	$1,807	0.5%
Lease termination income	4,198	4,609	(411)	(8.9)
Straight-line rent	11,658	13,429	(1,771)	(13.2)
Above and below-market tenant leases, net	(17,720)	(19,602)	1,882	(9.6)
Total Minimum rents	$397,208	$395,701	$1,507	0.4%

Base minimum rents increased $1.8 million primarily due to higher permanent occupancy and favorable lease spreads between March 31, 2013 and March 31, 2014. This increase was partially offset by our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAA-CREF Globel Investments, LLC (“TIAACREF”) during the second quarter of 2013, which resulted in $11.1 million less base minimum rents in the first quarter of 2014 compared to the first quarter of 2013.

Tenant recoveries decreased $2.2 million primarily due to our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013, which resulted in $7 million less recoveries in the first quarter of 2014 compared to the first quarter of 2013. Additionally, the first quarter of 2013 contains a $5.1 million real estate tax recovery at one operating property as a result of a settlement from a municipality. These decreases were partially offset by increased recoveries at numerous operating properties throughout the portfolio.

Other revenue increased by $6.7 million primarily due to a settlement related to land sold to a municipality in the fourth quarter of 2013.

Real estate taxes decreased $9.8 million due to an $11.1 million real estate tax settlement with a municipality at one operating property in the first quarter of 2013.

Property management and other costs increased $4.6 million primarily due to higher equity compensation and severance of $2.5 million and increased professional services of $1.5 million.

Depreciation and amortization expense decreased by $18.1 million. This decrease is primarily due to our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013, which resulted in $7.4 million less in depreciation and amortization expense. Further decrease is due to lower amortization expense related to in-place lease intangibles.

Interest income increased $5.7 million primarily due to interest income received from the note receivable recorded in conjunction with the sale of Aliansce in the third quarter of 2013.

Interest expense decreased by $12.4 million primarily due to the 2013 redemption of $700.5 million of unsecured corporate bonds.  The unsecured corporate bonds bore interest at rates that were approximately 110 to 250 basis points higher than the rates on our currently outstanding debt.

The gain on foreign currency represents foreign exchange gain on the note receivable denominated in Brazilian Reais received in conjunction with the sale of Aliansce in the third quarter of 2013.

The Warrant liability adjustment for the three months ended March 31, 2013, represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability. We incurred a net Warrant liability adjustment of $40.5 million during the first quarter of 2013. This adjustment reflects our purchase of the Warrants from Fairholme and Blackstone, as the amount paid exceeded the liability by approximately $55 million. This was partially offset by the revaluation of the remaining Warrants as of March 28, 2013. As of March 28, 2013, an amendment to the Warrant agreement changed the classification of the Warrants owned by Brookfield from a liability to a component of permanent equity. As a result, the Warrants have not been revalued after March 28, 2013. Refer to Note 8 for a discussion of transactions related to the Warrants.

Loss on extinguishment of debt of $9.3 million represents fees incurred for the early payoff of debt.  We expensed $3.6 million as a result of the early redemption of $91.8 million of 5.38% unsecured corporate bonds due November 26, 2013 and $5.7 million as a result of the early payoff of mortgage debt at one operating property in the first quarter of 2013.

Provision for income tax expense increased $3.6 million, primarily due to an increase of $2 million of tax expense caused by the foreign exchange rate gain related to the Rique note receivable.

Equity in income of unconsolidated real estate tax affiliates decreased $6 million primarily related to the sale of Aliansce in September 2013.

The equity in income (loss) of Unconsolidated Real Estate Affiliates — gain on investment of $3.4 million represents the gain from the dilution of our investment in Aliansce as a result of its secondary equity offering, which occurred during the first quarter of 2013.

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, cross collateralizations and corporate guarantees, improving operations and providing the necessary capital to fund growth.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $403.1 million of consolidated unrestricted cash and $668.2 million of available credit under our credit facility as of March 31, 2014, as well as anticipated cash provided by operations.

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

During the three months ended March 31, 2014, we executed the following refinancing and capital transactions (at our proportionate share):

•                  acquired 27.6 million of GGP common shares held by Pershing Square Capital Management, L.P. at $20.12 per share for a total price of approximately $556 million, funded by a draw on our Facility;

•                  completed $685 million of secured financings, lowering the average interest rate 30 basis points from 4.7% to 4.4%, lengthening our average term-to-maturity from 1.9 years to 8.5 years, and generating net proceeds of $159 million.

As of March 31, 2014, we have $2.2 billion of debt pre-payable without penalty.  We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As a result of our financing efforts in 2014, we have reduced the amount of debt due in the next three years from $1.9 billion to $1.3 billion, representing 7.5% of our total debt at maturity.  The maximum amount due in any one of the next ten years is no more than $3.0 billion or approximately 17.1% of our total debt at maturity. In 2022, the $3.0 billion of debt maturing includes $1.4 billion for Ala Moana.

As of March 31, 2014, our proportionate share of total debt aggregated $19.3 billion.  Our total debt includes our consolidated debt of $16.2 billion, of which $15.7 billion is secured and $217.5 million is corporate unsecured, and $331.8 million is outstanding on the Facility. Our total debt also includes $3.2 billion of our share of the secured debt of our Unconsolidated Real Estate Affiliates. Of our proportionate share of total debt, $1.8 billion is recourse to the Company or its subsidiaries due to guarantees or other security provisions for the benefit of the note holder.

The following table illustrates the scheduled payments for our proportionate share of total debt as of March 31, 2014.  The $206.2 million of Junior Subordinated Notes are due in 2041, but we may redeem them any time after April 30, 2011 (Note 6).  As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2018.

	Consolidated(1)	Unconsolidated(1)
	(Dollars in thousands)
2014	$114,786	$16,132
2015	720,172	199,836
2016	719,329	27,188
2017	880,295	334,048
2018	2,263,367	232,066
Subsequent	11,401,759	2,385,091
	$16,099,708	$3,194,361

(1) Excludes $16.0 million of adjustments related to special improvement district liabilities and debt market rate adjustment.

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

Warrants and Brookfield Investor Ownership

Brookfield owns or manages on behalf of third parties all of the Company’s remaining outstanding Warrants (Note 8), which are exercisable into approximately 49 million common shares of the Company at a weighted-average exercise price of $9.29 per share, assuming net share settlement. The Warrants will continue to adjust for dividends paid by the Company.

As of February 18, 2014, Brookfield’s potential ownership of the Company (assuming full share settlement of the Warrants) is 40.9%, which is stated in their Form 13D filed on the same date.  If Brookfield held or managed this same ownership through the maturity date of the Warrants, assuming:  (a) GGP’s common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 39.9% of the Company under net share settlement, and 41.4% of the company under full share settlement.

Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.  The execution of these redevelopment projects within our portfolio was identified as providing compelling risk-adjusted returns on investment.

We have identified $2.2 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls.  We currently expect to achieve returns of approximately 12% on projects that have opened and 8 — 10% on projects under construction or in our pipeline, which average 9% - 11% for all projects (cash on cost, first year stabilized).  We plan to fund these redevelopments with available cash flow, construction financing, and proceeds from debt refinancings.  We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets.  The following table illustrates our planned redevelopments:

Property	Description	Ownership %	GGP’s Total Projected Share of Cost	GGP’s Investment to Date (1)	Expected Return on Investment (2)	Expected Project Opening
Major Development Summary (in millions, at share unless otherwise noted)

Open
Northridge Northridge, CA	The Sports Authority, Yardhouse and Plaza	100%	$12.2	$11.3	14%	Open

Fashion Show Las Vegas, NV	Addition of Macy’s Men’s and inline	100%	34.8	31.3	23%	Open

Oakwood Center Gretna, LA	West wing redevelopment and Dick’s Sporting Goods	100%	19.0	14.6	9%	Open

Glendale Galleria (3) Glendale, CA	Addition of Bloomingdale’s, remerchandising, business development and renovation	50%	51.7	47.4	12%	Open

The Mall in Columbia Columbia, MD	Lifestyle expansion	100%	23.6	16.2	12%	Open

Oakbrook Center Oakbrook, IL	Conversion of former anchor space into Container Store, Pirch and inline	48%	15.0	12.2	10%	Open

Other Projects Various Malls	Redevelopment projects at various malls	N/A	148.4	126.9	10%	Open

	Total Open Projects		$304.7	$259.9	12%

Under Construction
The Woodlands (3) Woodlands, TX	Addition of Nordstrom in former Sears box	100%	$44.7	$31.9	7-9%	Q3 2014

Mayfair Mall (3) Wauwatosa, WI	Nordstrom	100%	72.3	7.5	6-8%	Q3 2015

Ridgedale Center (3) Minnetonka, MN	Nordstrom, Macy’s Expansion, New Inline GLA and renovation	100%	106.2	24.1	8-9%	Q3 2015

Southwest Plaza Littleton, CO	Redevelopment	100%	72.6	1.8	9-10%	Q4 2015

Ala Moana Center (3) Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court	100%	573.2	275.7	9-10%	Q4 2015

Other Projects Various Malls	Redevelopment projects at various malls	N/A	195.8	58.9	8-9%	Various

	Total Projects Under Construction		$1,064.8	$399.9	8-10%

Projects in Pipeline
Baybrook Mall Friendswood, TX	Expansion	53%	$76.3	$1.0	9-10%	TBD

Staten Island Mall Staten Island, NY	Expansion	100%	156.1	1.7	10-11%	TBD

New Mall Development Norwalk, CT	Ground up mall development	100%	285.0	35.8	8-10%	TBD

Ala Moana Center Honolulu, HI	Nordstrom box repositioning	100%	85.0	—	9-10%	TBD

Other Projects Various Malls	Redevelopment projects at various malls	N/A	211.6	5.0	9-10%	TBD

	Total Projects in Pipeline		$814.0	$43.5	8-10%

	Total Development Summary		$2,183.5	$703.3	9-11%

(1) Projected costs and investments to date exclude capitalized interest and internal overhead.

(2) Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions.  Actual costs may vary.

(3) Project ROI includes income related to uplift on existing space.

Our investment in these projects for the three months ended March 31, 2014 has increased from December 31, 2013, in conjunction with the applicable development plan and as projects near completion. The completion of the project at Glendale Galleria and the continued progression of the redevelopment projects at Ala Moana Center and Ridgedale Center resulted in increases to GGP’s investment to date.

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

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Capital expenditures (1)	$33,698	$25,462
Tenant allowances	32,079	36,880
Capitalized interest and capitalized overhead	16,202	15,230
Total	$81,979	$77,572

(1) Reflects only non-tenant operating capital expenditures.

The increase in Capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
February 26	April 15	April 30	$0.15
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share.  Our Board of Directors declared preferred stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
February 26	March 17	April 1	$0.3984
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $237.1 million for the three months ended March 31, 2014 and $115.1 million for the three months ended March 31, 2013.  Significant changes in the components of net cash provided by operating activities include:

•                  in 2014, a decrease in interest costs primarily as a result of the of the redemption of unsecured corporate bonds; and

•                  in 2013, a decrease in Accounts payable and accrued expenses primarily attributable to a settlement with the 2006 Lenders (Note 15).

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(119.3) million for the three months ended March 31, 2014 and $(43.8) million for the three months ended March 31, 2013.  Significant components of net cash used in investing activities include:

•                  in 2014, development of real estate and property improvements, $(128.9) million;

•                  in 2013, development of real estate and property improvements, $(75.6) million; and

•                  in 2013, distributions received from our Unconsolidated Real Estate Affiliates in excess of income, $75.2 million.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(292.0) million for the three months ended March 31, 2014 and $(131.3) million for the three months ended March 31, 2013.  Significant components of net cash used in financing activities include:

•                  in 2014, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments $398.0 million;

•                  in 2014, the acquisition of 27.6 million shares of our common stock $(555.8) million;

•                  in 2014, cash distributions paid to common stockholders of $(127.6) million;

•                  in 2013, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments $363.1 million;

•                  in 2013, proceeds from the issuance of preferred stock, $242.0 million;

•                  in 2013, purchase of the Fairholme and Blackstone Warrants $(633.2) million (Note 8); and

•                  in 2013, cash distributions paid to common stockholders of $(103.3) million.

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

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REIT Requirements

In order to remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of our ordinary taxable income to stockholders.  See Note 7 to the consolidated financial statements for more detail on our ability to remain qualified as a REIT.

Refer also to the accounting policies discussed in Note 2.

Recently Issued Accounting Pronouncements

Refer to Note 2 for a discussion of the revised definition of discontinued operations, which we have elected to adopt prospectively on January 1, 2015, pursuant to the pronouncement’s terms.

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

The following tables reconcile operating income to NOI and Company NOI (dollars in thousands) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Operating income	$225,850	$197,909

Management fees and other corporate revenues	(16,687)	(15,931)
Property management and other costs	44,979	40,339
General and administrative	11,599	10,933
Depreciation and amortization	174,461	192,595
Noncontrolling interest in NOI of Consolidated Properties and other	(3,801)	(3,502)
NOI of unconsolidated properties	94,109	89,373
Total NOI adjustments	304,660	313,807
Proportionate NOI	530,510	511,716
Company NOI adjustments:
Straight-line rent	(9,587)	(16,477)
Above and below-market leases amortization, net	24,277	24,703
Real estate tax stabilization agreement	1,578	1,578
Amortization of below-market ground leases	1,325	1,379
Total Company NOI adjustments	17,593	11,183
Company NOI	$548,103	$522,899

The following tables reconcile Net income (loss) attributable to common stockholders to FFO and Company FFO for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Net income (loss) attributable to General Growth Properties, Inc.	$128,036	$(11,526)

Depreciation and amortization of capitalized real estate costs	218,392	231,198
Gains on sales of investment properties	(6,299)	(3,124)
Noncontrolling interests in depreciation of Consolidated Properties	(1,662)	(1,769)
Provision for impairment excluded from FFO of discontinued operations	—	4,975
Redeemable noncontrolling interests	664	(80)
Depreciation and amortization of discontinued operations	35	1,695
Preferred Stock dividends	(3,984)	(2,125)
Total FFO adjustments	207,146	230,770
Proportionate FFO	335,182	219,244
Company FFO Adjustments:
Straight-line rent	(9,587)	(16,477)
Above and below-market leases amortization, net	24,277	24,703
Real estate tax stabilization agreement	1,578	1,578
Amortization of below-market ground leases	1,325	1,379
Interest expense (1)	8,628	(3,318)
Gain on foreign currency	(5,182)	—
Warrant liability adjustment	—	40,546
Loss on extinguishment of debt	—	9,319
Provision for income taxes	2,050	—
FFO from discontinued operations	(65,852)	(24,440)
Company FFO	$292,419	$252,534

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

ITEM 3                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Urban Litigation

In October 2004, certain limited partners (the “Urban Plaintiffs”) of Urban Shopping Centers, L.P. (“Urban”) filed a lawsuit against Urban’s general partner, Head Acquisition, L.P. (“Head”), as well as TRCLP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head’s general partners (collectively, the “Urban Defendants”), in Circuit Court in Cook County, Illinois. GGP Inc., GGPLP and other affiliates were later included as Urban Defendants. The lawsuit alleges, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs seek relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including GGP, Inc. and its affiliates, to engage in certain future transactions through the Urban Partnership.  On June 24, 2013, the court held oral argument on the parties’ cross-motions for partial summary judgment. The court rendered its decisions on these motions on November 7, 2013, affirming certain of the motions for plaintiffs and the co-defendants and denying others. A trial date has been scheduled for May 27, 2014.  The parties are continuing discussions regarding potential settlement terms; however, it is not possible to determine whether such discussions will ultimately result in a settlement acceptable to all parties.

As a result of our consideration of the risks associated with this matter, the uncertainty regarding the outcome of the settlement discussions, as well as discussions with counsel, the Company has concluded that we cannot reasonably estimate a possible range of potential loss related to the Urban Plaintiffs’ lawsuit due to the broad spectrum of monetary and non-monetary remedies that may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants.  Therefore, no range of loss has been disclosed in the accompanying consolidated financial statements as of and for the three months ended March 31, 2014.

John Schreiber, one of our former directors, serves on the board of directors of, and is an investor in, an entity that is a principal investor in the Urban Plaintiffs, and is himself an investor in the Urban Plaintiffs and, therefore, has a financial interest in the outcome of the litigation that may be adverse to us.

Tax Indemnification Liability

Pursuant to the Investment Agreements, GGP has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  The IRS disagrees with the method used to report gains for income tax purposes that are the subject of the MPC taxes.  As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Internal Revenue Service has opened an audit for these two taxpayers for 2009 through 2011 with respect to MPC Taxes.  The outcome of this Tax Court decision will impact the timing of the payment of the MPC taxes to HHC.  We anticipate the Tax Court’s decision in 2014.  We have accrued $303.6 million as of March 31, 2014 and December

31, 2013 related to the tax indemnification liability.  In addition, we have accrued $21.6 million of interest related to the tax indemnification liability in accounts payable and accrued expenses on our Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013.  As a result of our consideration of the risks associated with this matter, as well as discussions with counsel, the Company believes that the aggregate liability recorded of $325.2 million represents management’s best estimate of our liability as of March 31, 2014 and that the probability that we will incur a loss in excess of this amount is remote.  Depending on the outcome of the Tax Court litigation, it is possible that we may make potentially significant payments on the tax indemnification liability in 2014.  We do not expect that these payments will exceed the tax indemnification liability accrued as of March 31, 2014.

ITEM 1A   RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to the stock repurchases made by GGP during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
February (February 10, 2014)	27,624,282	$20.12	—	$117,558,939.06
Total	27,624,282	$20.12	—	$117,558,939.06

(1) The Company’s stock repurchase program, approved by our Board of Directors on August 8, 2011, authorizes the purchase of up to $250 million of the Company’s common stock. The Company’s stock repurchase program has no fixed expiration date.  On February 10, 2014, the Company repurchased 27,624,282 shares of common stock from affiliates of Pershing Square Capital Management, L.P., at $20.12 per share in a privately negotiated transaction approved by our Board of Directors.

ITEM 3                 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5                 OTHER INFORMATION

None

ITEM 6                 EXHIBITS

10.1

Stock Purchase Agreement dated February 10, 2014 by and among General Growth Properties, Inc., GGP Limited Partnership, Pershing Square, L.P., Pershing Square II, L.P., PSRH, Inc. and Pershing Square Holdings, Ltd. (previously filed as Exhibit 10.1 to New GGP’s Current Report on Form 8-K dated February 10, 2014, which was filed with the SEC on February 10, 2014).

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

101

The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, has been filed with the SEC on May 6, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2014. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: May 6, 2014	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant)

EXHIBIT INDEX

10.1

Stock Purchase Agreement, dated February 10, 2014, by and among General Growth Properties, Inc., GGP Limited Partnership, Pershing Square, L.P., Pershing Square II, L.P., PSRH, Inc. and Pershing Square Holdings, Ltd. (previously filed as Exhibit 10.1 to New GGP’s Current Report on Form 8-K dated February 10, 2014, which was filed with the SEC on February 10, 2014).

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

101*

The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, has been filed with the SEC on May 6, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.