Form 10-Q
period 2014-06-30
General Growth Properties, Inc.
filed 2014-08-06
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on August 4, 2014 was 883,823,589.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$4,297,767	$4,320,597
Buildings and equipment	18,237,236	18,270,748
Less accumulated depreciation	(2,099,755)	(1,884,861)
Construction in progress	471,791	406,930
Net property and equipment	20,907,039	21,113,414
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,580,966	2,407,698
Net investment in real estate	23,488,005	23,521,112
Cash and cash equivalents	242,007	577,271
Accounts and notes receivable, net	594,011	478,899
Deferred expenses, net	179,120	189,452
Prepaid expenses and other assets	873,416	995,569
Total assets	$25,376,559	$25,762,303

Liabilities:
Mortgages, notes and loans payable	$15,909,223	$15,672,437
Investment in Unconsolidated Real Estate Affiliates	18,416	17,405
Accounts payable and accrued expenses	839,386	970,995
Dividend payable	140,440	134,476
Deferred tax liabilities	28,367	24,667
Tax indemnification liability	321,958	321,958
Junior subordinated notes	206,200	206,200
Total liabilities	17,463,990	17,348,138

Redeemable noncontrolling interests:
Preferred	145,811	131,881
Common	113,892	97,021
Total redeemable noncontrolling interests	259,703	228,902

Commitments and Contingencies	—	—

Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 967,222,315 issued, 883,793,730 outstanding as of June 30, 2014, and 966,998,908 issued, 911,194,605 outstanding as of December 31, 2013	9,398	9,395
Preferred stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	242,042	242,042
Additional paid-in capital	11,362,069	11,372,443
Retained earnings (accumulated deficit)	(2,888,099)	(2,915,723)
Accumulated other comprehensive loss	(30,913)	(38,173)
Common stock in treasury, at cost, 55,969,390 shares as of June 30, 2014 and 28,345,108 shares as of December 31, 2013	(1,122,664)	(566,863)
Total stockholders’ equity	7,571,833	8,103,121
Noncontrolling interests in consolidated real estate affiliates	81,033	82,142
Total equity	7,652,866	8,185,263
Total liabilities and equity	$25,376,559	$25,762,303

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$390,419	$385,512	$784,998	$779,407
Tenant recoveries	185,382	173,782	367,201	357,856
Overage rents	5,388	6,372	15,209	17,721
Management fees and other corporate revenues	17,717	17,307	34,403	33,239
Other	18,717	16,570	44,380	35,573
Total revenues	617,623	599,543	1,246,191	1,223,796
Expenses:
Real estate taxes	58,816	52,372	116,173	119,538
Property maintenance costs	14,452	14,952	36,427	37,908
Marketing	4,961	5,764	10,765	12,268
Other property operating costs	82,980	84,469	169,882	170,244
Provision for doubtful accounts	2,732	629	4,973	2,383
Property management and other costs	40,107	41,558	85,071	81,897
General and administrative	28,232	13,124	39,831	24,057
Depreciation and amortization	177,430	188,038	351,201	379,745
Total expenses	409,710	400,906	814,323	828,040
Operating income	207,913	198,637	431,868	395,756

Interest and dividend income	4,856	298	11,147	889
Interest expense	(175,494)	(186,902)	(354,924)	(377,417)
Gain on foreign currency	3,772	—	8,955	—
Warrant liability adjustment	—	—	—	(40,546)
Gains from changes in control of investment properties	—	219,784	—	219,784
Loss on extinguishment of debt	—	(27,159)	—	(36,478)
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	41,047	204,658	97,046	161,988
Provision for income taxes	(3,944)	(1,382)	(7,636)	(1,523)
Equity in income of Unconsolidated Real Estate Affiliates	19,320	13,987	26,477	27,181
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	—	—	—	3,448
Income from continuing operations	56,423	217,263	115,887	191,094
Discontinued operations:
Income (loss) from discontinued operations, including gains (losses) on dispositions	120,666	(3,340)	126,410	(11,803)
Gain on extinguishment of debt	—	—	66,680	25,894
Discontinued operations, net	120,666	(3,340)	193,090	14,091
Net income	177,089	213,923	308,977	205,185
Allocation to noncontrolling interests	(3,365)	(4,548)	(7,217)	(7,336)
Net income attributable to General Growth Properties, Inc.	173,724	209,375	301,760	197,849
Preferred stock dividends	(3,984)	(3,984)	(7,968)	(6,109)
Net income attributable to common stockholders	$169,740	$205,391	$293,792	$191,740

Basic Earnings Per Share:
Continuing operations	$0.06	$0.22	$0.11	$0.19
Discontinued operations	0.14	—	0.22	0.01
Total basic earnings per share	$0.20	$0.22	$0.33	$0.20

Diluted Earnings Per Share:
Continuing operations	$0.05	$0.21	$0.11	$0.19
Discontinued operations	0.13	—	0.20	0.01
Total diluted earnings per share	$0.18	$0.21	$0.31	$0.20
Dividends declared per share	$0.15	$0.12	$0.30	$0.24

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Comprehensive Income, Net:
Net income	$177,089	$213,923	$308,977	$205,185
Other comprehensive income
Net unrealized gains on financial instruments	(33)	—	(33)	—
Foreign currency translation	3,194	(60,575)	7,145	(50,927)
Unrealized gains on available-for-sale securities	—	682	—	931
Other comprehensive income (loss)	3,161	(59,893)	7,112	(49,996)
Comprehensive income	180,250	154,030	316,089	155,189
Comprehensive income allocated to noncontrolling interests	(3,202)	(4,154)	(7,069)	(6,996)
Comprehensive income attributable to General Growth Properties, Inc.	177,048	149,876	309,020	148,193
Preferred stock dividends	(3,984)	(3,984)	(7,968)	(6,109)
Comprehensive income, net, attributable to common stockholders	$173,064	$145,892	$301,052	$142,084

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2013	$9,392	$—	$10,432,447	$(2,732,787)	$(87,354)	$—	$83,322	$7,705,020

Net income				197,849			1,270	199,119
Issuance of Preferred Stock, net of issuance costs		242,042	—					242,042
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,646)	(1,646)
Restricted stock grants, net (11,818 common shares)	—	—	4,766					4,766
Employee stock purchase program (84,774 common shares)	—		1,670					1,670
Stock option grants, net of forfeitures (290,438 common shares)	3		27,162					27,165
Cash dividends reinvested (DRIP) in stock (14,050 common shares)	—	—	293					293
Other comprehensive loss					(49,656)			(49,656)
Cash distributions declared ($0.24 per share)				(225,504)				(225,504)
Cash distributions on Preferred Stock				(6,109)				(6,109)
Fair value adjustment for noncontrolling interest in GGPOP			(589)					(589)
Common stock warrants			895,513					895,513

Balance at June 30, 2013	$9,395	$242,042	$11,361,262	$(2,766,551)	$(137,010)	$—	$82,946	$8,792,084

Balance at January 1, 2014	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

Net income				301,760			1,115	302,875
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(2,224)	(2,224)
Restricted stock grants, net (31,112 common shares)	1	—	1,397					1,398
Employee stock purchase program (96,781 common shares)	1		1,970					1,971
Stock option grants, net of forfeitures (83,724 common shares)	1		13,600					13,601
Treasury stock purchases (27,624,282 common shares)						(555,801)		(555,801)

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Cash dividends reinvested (DRIP) in stock (11,790 common shares)	—	—	252					252
Other comprehensive income					7,260			7,260
Cash distributions declared ($0.30 per share)				(266,168)				(266,168)
Cash distributions on Preferred stock				(7,968)				(7,968)
Fair value adjustment for noncontrolling interest in GGPOP and other			(27,593)					(27,593)

Balance at June 30, 2014	$9,398	$242,042	$11,362,069	$(2,888,099)	$(30,913)	$(1,122,664)	$81,033	$7,652,866

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$308,977	$205,185
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(26,477)	(27,181)
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment, net	—	(3,448)
Distributions received from Unconsolidated Real Estate Affiliates	19,224	30,238
Provision for doubtful accounts	4,910	2,587
Depreciation and amortization	352,454	387,230
Amortization/write-off of deferred finance costs	5,643	4,291
Accretion/write-off of debt market rate adjustments	12,648	5,445
Amortization of intangibles other than in-place leases	44,810	40,858
Straight-line rent amortization	(25,317)	(25,207)
Deferred income taxes	3,570	(1,682)
Litigation loss	17,854	—
(Gain) loss on dispositions, net	(122,154)	765
Gains from changes in control of investment properties	—	(219,784)
Gain on extinguishment of debt	(66,680)	(25,894)
Provisions for impairment	—	4,975
Gain on foreign currency	(8,955)	—
Warrant liability adjustment	—	40,546
Net changes:
Accounts and notes receivable	(618)	14,122
Prepaid expenses and other assets	25,750	7,406
Deferred expenses	(4,206)	(30,471)
Restricted cash	(2,593)	3,377
Accounts payable and accrued expenses	(8,203)	(110,512)
Other, net	13,627	11,046
Net cash provided by operating activities	544,264	313,892

Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	(247,586)	(63,313)
Development of real estate and property improvements	(272,719)	(175,667)
Proceeds from sales of investment properties	206,346	419,976
Contributions to Unconsolidated Real Estate Affiliates	(81,617)	(58,607)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	44,961	101,434
Decrease in restricted cash	2,635	4,632
Net cash (used in) provided by investing activities	(347,980)	228,455

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	1,751,346	3,662,622
Principal payments on mortgages, notes and loans payable	(1,448,244)	(3,532,036)
Deferred finance costs	(10,176)	(8,864)
Net proceeds from issuance of Preferred stock	—	242,042
Purchase of Warrants	—	(633,229)
Common stock purchases	(555,801)	—
Cash distributions paid to common stockholders	(260,126)	(216,004)
Cash distributions paid to preferred stockholders	(7,968)	(2,125)
Cash redemptions paid to holders of common units	—	(4,756)
Other, net	(579)	30,106
Net cash used in financing activities	(531,548)	(462,244)

Net change in cash and cash equivalents	(335,264)	80,103
Cash and cash equivalents at beginning of period	577,271	624,815

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Cash and cash equivalents at end of period	$242,007	$704,918

Supplemental Disclosure of Cash Flow Information:
Interest paid	$344,398	$485,407
Interest capitalized	8,543	3,878
Income taxes paid	2,934	4,601
Accrued capital expenditures included in accounts payable and accrued expenses	63,178	68,627
Non-Cash Transactions:
Gain on investment in Unconsolidated Real Estate Affiliates	—	3,448
Amendment of warrant agreement	—	895,513
Non-Cash Sale of Property
Assets	21,426	71,881
Liabilities and equity	(21,426)	(71,881)
Non-Cash Sale of The Grand Canal Shoppes and The Shoppes at The Palazzo:
Assets	—	544,435
Liabilities and equity	—	(544,435)

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

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of June 30, 2014, we are the owner, either entirely or with joint venture partners of 120 regional malls.  In addition to regional malls, as of June 30, 2014, we owned 12 strip/other retail properties, as well as six stand-alone office buildings.

Substantially all of our business is conducted through GGP Operating Partnership, LP (“GGPOP”), GGP Nimbus, LP (“GGPN”) and GGP Limited Partnership (“GGPLP”, and together with GGPN, the “Operating Partnerships"), subsidiaries of GGP.  The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP.  As of June 30, 2014, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units, as defined below) of the Operating Partnerships, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

GGPOP is the general partner of, and owns a 1.5% equity interest in, each Operating Partnership. GGPOP has common units of limited partnership (“Common Units”), which are redeemable for cash or, at our option, shares of GGP common stock.  It also has preferred units of limited partnership interest (“Preferred Units”), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (“Convertible Preferred Units”)
(Note 10).

In addition to holding ownership interests in various joint ventures, the Operating Partnerships generally conduct their operations through General Growth Management, Inc. (“GGMI”), General Growth Services, Inc. (“GGSI”), and GGP REIT Services, LLC (“GGPRS”).  GGMI and GGSI are taxable REIT subsidiaries (“TRS”s), which provide management, leasing, tenant coordination, business development, marketing, strategic partnership and other services for a majority of our Unconsolidated Real Estate Affiliates (defined below) and for substantially all of our Consolidated Properties, as defined below.  GGSI also serves as a contractor to GGMI for these services. GGPRS generally provides financial, accounting, tax, legal, development, and other services to our Consolidated Properties.

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

Reclassifications

Certain prior period amounts included in the Consolidated Statements of Comprehensive Income and related footnotes associated with properties we have disposed of have been reclassified to discontinued operations for all periods presented. Additionally, $18.4 million of accrued interest related to the Tax indemnification liability (Note 16) was reclassified from Accounts payable and accrued expenses to Tax indemnification liability in our Consolidated Balance Sheets presented as of December 31, 2013, as presented herein.

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

We periodically review the estimated useful lives of our properties, and may adjust them as necessary.  The estimated useful lives of our properties range from 10 - 45 years.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of June 30, 2014
Tenant leases:
In-place value	$696,009	$(384,689)	$311,320

As of December 31, 2013
Tenant leases:
In-place value	$797,311	$(420,370)	$376,941

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

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our Income (loss) from continuing operations:

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amortization/accretion effect on continuing operations	$(53,301)	$(57,538)	$(105,780)	$(125,520)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2014 Remaining	$83,756
2015	141,551
2016	109,824
2017	82,224
2018	54,049

Management Fees and Other Corporate Revenues

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees, and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates.  Management fees are reported at 100% of the revenue earned from the joint venture in Management fees and other corporate revenues on our Consolidated Statements of Comprehensive Income.  Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within Equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Comprehensive Income and in Property management and other costs in the Condensed Combined Statements of Income in Note 6.  The following table summarizes the management fees from affiliates and our share of the management fee expense:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Management fees from affiliates	$17,717	$17,281	$34,403	$33,139
Management fee expense	(6,571)	(6,146)	(13,248)	(12,117)
Net management fees from affiliates	$11,146	$11,135	$21,155	$21,022

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

Impairment charges are recorded in the Consolidated Statements of Comprehensive Income when the carrying value of a property is not recoverable and it exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and / or in the period of disposition.

There were no provisions for impairment for the three and six months ended June 30, 2014 and 2013, included in continuing operations of our Consolidated Statements of Comprehensive Income. There was no provision for impairment for the three and six months ended June 30, 2014, in Discontinued operations in our Consolidated Statements of Comprehensive Income. During the six months ended June 30, 2013, we recorded $5.0 million of impairment charges in Discontinued operations, net in our Consolidated Statements of Comprehensive Income, which was incurred as a result of the sale of two operating properties. One of the operating properties was previously transferred to a special servicer, and was sold in a lender-directed sale in full satisfaction of the related debt. This resulted in the recognition of a gain on extinguishment of debt of $25.9 million (Note 4). The other operating property related to a regional mall where the sales price of the property was lower than its carrying value.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount.  Accordingly, in addition to the property-specific

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and six months ended June 30, 2014, and 2013.

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

The impairment section above includes a discussion of all impairments recognized during the three and six months ended June 30, 2014, and 2013, which were based on Level 2 inputs.  Note 5 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs.  Note 9 includes a discussion of our outstanding Warrants, which were measured at fair value using Level 3 inputs until the Warrant agreement was amended on March 28, 2013.  Note 10 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

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

Effective January 1, 2017, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 3                       ACQUISITIONS AND JOINT VENTURE ACTIVITY

On June 27, 2014, we contributed $106.6 million to a joint venture that acquired acquired 685 5th Avenue in New York, New York for a gross purchase price of $521.4 million with $340.0 million in gross property-level financing. The property comprises approximately 25,000 square feet of retail space and 115,000 square feet of office space. We have a 50% interest in the joint venture and account for the joint venture under the equity method of accounting because we share control over major decisions with our joint venture partner. The property will be accounted for as an Unconsolidated Real Estate Affiliate, and is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6). In connection with the acquisition we provided an $85.3 million loan to our joint venture partner (Note 13).

On June 28, 2013, we acquired the remaining 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma, from our joint venture partner, for total consideration of $90.5 million, which included $55.5 million of cash and the assumption of the remaining 50% of debt. The investment property was previously recorded under the equity method of accounting and is now consolidated. The acquisition resulted in a remeasurement of the net assets acquired to fair value and as such, we recorded Gains from changes in control of investment properties of $19.8 million for the three and six months ended June 30, 2013, as the fair value of the net assets acquired was greater than our investment in the Unconsolidated Real Estate Affiliate and the cash paid to acquire our joint venture partner’s interest. The table below summarizes the gain calculation:

Total fair value of net assets acquired	$110,893
Previous investment in Quail Springs Mall	(35,610)
Cash paid to acquire our joint venture partners' interest	(55,507)
Gains from changes in control of investment properties	$19,776

The following table summarizes the allocation of the purchase price to the net assets acquired at the date of acquisition. These allocations were based on the relative fair values of the assets acquired and liabilities assumed.

Investment in real estate, including intangible assets and liabilities	$186,627
Fair value of debt	(77,204)
Net working capital	1,470
Net assets acquired	$110,893

On May 16, 2013, we formed a joint venture with TIAA-CREF Global Investments, LLC (‘‘TIAACREF’’) that holds 100% of The Grand Canal Shoppes and The Shoppes at The Palazzo in Las Vegas, Nevada. We received $411.5 million in cash, net of debt assumed of $311.9 million, and TIAACREF received a 49.9% economic interest in the joint venture. We recorded Gains from changes in control of investment properties of $200.0 million on our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013, as a result of this transaction. We are the general partner, however we account for the joint venture under the equity method of accounting because we share control over major decisions with TIAACREF and TIAACREF has substantive participating rights. The table below summarizes the gain calculation:

Cash received from our joint venture partner	$411,476
Proportionate share of previous investment in The Grand Canal Shoppes and The Shoppes at The Palazzo	(211,468)
Gains from changes in control of investment properties	$200,008

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 4                         DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF OPERATING PROPERTIES

All of our dispositions of consolidated operating properties for which there is no continuing involvement, for all periods presented, are included in discontinued operations in our Consolidated Statements of Comprehensive Income and are summarized in the table below.  Gains on disposition and gains on debt extinguishment are recorded in the Consolidated Statements of Comprehensive Income in the period the property is disposed.

During the six months ended June 30, 2014, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $66.7 million and a reduction of property-level debt of $79.0 million. Additionally, we sold one asset for $210.0 million, which resulted in a gain of $117.5 million. We used the net proceeds from this transaction to repay debt of $100.9 million.

During the six months ended June 30, 2013, we sold our interests in three assets totaling approximately 2 million square feet of gross leasable area (“GLA”), which reduced our property level debt by $121.2 million. One property, which was previously transferred to a servicer, was sold in a lender-directed sale in full satisfaction of the debt.  This resulted in a gain on extinguishment of debt of $25.9 million.

The following table summarizes the operations of the properties included in discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Retail and other revenue	$2,707	$14,176	$7,075	$28,928
Total revenues	2,707	14,176	7,075	28,928
Retail and other operating expenses	(507)	10,817	1,835	22,475
Provisions for impairment	—	—	—	4,975
Total expenses	(507)	10,817	1,835	27,450
Operating income	3,214	3,359	5,240	1,478
Interest expense, net	(9)	(6,257)	(984)	(12,516)
Gains (losses) on dispositions	117,461	(442)	122,154	(765)
Net income (loss) from operations	120,666	(3,340)	126,410	(11,803)
Gain on debt extinguishment	—	—	66,680	25,894
Net income from discontinued operations	$120,666	$(3,340)	$193,090	$14,091

NOTE 5                         FAIR VALUE

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of June 30, 2014 and December 31, 2013.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2014		December 31, 2013
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Fixed-rate debt	$13,711,131	$14,388,366	$13,919,820	$13,957,952
Variable-rate debt	2,198,092	2,239,661	1,752,617	1,787,139
	$15,909,223	$16,628,027	$15,672,437	$15,745,091

(1) Includes market rate adjustments of $19.1 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of June 30, 2014 and December 31, 2013.  We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6                         UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for all of our Unconsolidated Real Estate Affiliates.

	June 30, 2014	December 31, 2013
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$1,055,127	$1,046,354
Buildings and equipment	9,280,708	8,670,976
Less accumulated depreciation	(2,432,538)	(2,301,054)
Construction in progress	59,640	46,339
Net property and equipment	7,962,937	7,462,615
Cash and cash equivalents	298,870	260,405
Accounts and notes receivable, net	170,099	187,533
Deferred expenses, net	268,424	254,949
Prepaid expenses and other assets	203,975	147,182
Total assets	$8,904,305	$8,312,684

Liabilities and Owners’ Equity:	\
Mortgages, notes and loans payable	$6,838,981	$6,503,686
Accounts payable, accrued expenses and other liabilities	322,671	324,620
Cumulative effect of foreign currency translation (“CFCT”)	(17,036)	(22,896)
Owners’ equity, excluding CFCT	1,759,689	1,507,274
Total liabilities and owners’ equity	$8,904,305	$8,312,684

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$1,742,653	$1,484,378
Less: joint venture partners’ equity	(889,809)	(760,804)
Plus: excess investment/basis differences	1,709,706	1,666,719
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,562,550	$2,390,293

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$2,580,966	$2,407,698
Liability - Investment in Unconsolidated Real Estate Affiliates	(18,416)	(17,405)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,562,550	$2,390,293

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$212,735	$186,713	$398,543	$367,398
Tenant recoveries	87,434	83,159	174,896	159,288
Overage rents	4,244	3,514	9,098	8,423
Other	7,341	7,982	19,076	14,872
Total revenues	311,754	281,368	601,613	549,981

Expenses:
Real estate taxes	27,003	26,094	54,686	51,609
Property maintenance costs	8,304	7,638	20,006	16,261
Marketing	3,223	3,388	6,790	6,529
Other property operating costs	40,846	39,317	82,783	75,260
Provision for doubtful accounts	227	(159)	1,043	1,262
Property management and other costs (1)	13,990	12,686	28,193	25,125
General and administrative	5,326	594	5,810	1,174
Depreciation and amortization	76,952	68,527	152,657	133,711
Total expenses	175,871	158,085	351,968	310,931
Operating income	135,883	123,283	249,645	239,050

Interest income	1,301	311	2,848	566
Interest expense	(73,523)	(69,713)	(146,395)	(135,503)
Provision for income taxes	(91)	(132)	(279)	(288)
Income from continuing operations	63,570	53,749	105,819	103,825
Net income from disposed investment	—	6,319	—	18,111
Allocation to noncontrolling interests	(13)	(8)	(17)	33
Net income attributable to the ventures	$63,557	$60,060	$105,802	$121,969

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$63,557	$60,060	$105,802	$121,969
Joint venture partners’ share of income	(34,011)	(33,082)	(58,224)	(67,741)
Amortization of capital or basis differences	(10,226)	(12,991)	(21,101)	(27,047)
Equity in income of Unconsolidated Real Estate Affiliates	$19,320	$13,987	$26,477	$27,181

(1) Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 21 domestic joint ventures, comprising 31 regional malls and six strip/other retail centers, and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  We manage most of the properties owned by these joint ventures.  As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $3.4 billion as of June 30, 2014 and $3.2 billion as of December 31, 2013, including Retained Debt (as defined below).  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness.  The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We had retained debt of $89.9 million at one property as of June 30, 2014, and $90.6 million as of December 31, 2013.  We are obligated to contribute

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of June 30, 2014, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 7                         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	June 30, 2014 (1)	Weighted-Average Interest Rate (2)	December 31, 2013 (3)	Weighted-Average Interest Rate (2)

Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$13,701,402	4.53%	$13,907,029	4.55%
Corporate and other unsecured loans	9,729	4.41%	12,791	4.41%
Total fixed-rate debt	13,711,131	4.53%	13,919,820	4.55%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,116,292	2.46%	1,700,817	2.61%
Revolving credit facility	81,800	1.73%	51,800	1.74%
Total variable-rate debt	2,198,092	2.43%	1,752,617	2.59%

Total Mortgages, notes and loans payable	$15,909,223	4.24%	$15,672,437	4.33%

Junior Subordinated Notes	$206,200	1.67%	$206,200	1.69%

(1) Includes net $19.1 million of debt market rate adjustments.
(2) Represents the weighted-average interest rates on our contractual principal balances.
(3) Includes net $0.9 million of debt market rate adjustments.
(4) Properties provide mortgage collateral as guarantors.  $101.7 million of the fixed-rate balance and $1.4 billion of the variable-rate balance is cross-collateralized.

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2014, $21.4 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.5 billion of debt, are cross-collateralized with other properties.  Although a majority of the $15.8 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.7 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings.  In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the six months ended June 30, 2014, we refinanced consolidated mortgage notes totaling $1.0 billion related to six properties and generated net proceeds of $308.4 million.  The prior loans had a weighted-average term-to-maturity of 1.7 years, and a weighted-average interest rate of 4.8%.  The new loans have a weighted-average term-to-maturity of 7.3 years, and a weighted-average interest rate of 3.6%. In addition to these loans, we also obtained a $450.0 million construction loan at Ala Moana Center with an interest rate of LIBOR plus 1.9%. As of June 30, 2014, the Company has drawn $153.8 million under this loan.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	June 30, 2014 (2)	Weighted-Average Interest Rate	December 31, 2013 (3)	Weighted-Average Interest Rate
Unsecured debt:
HHC Note (1)	$9,993	4.41%	$13,179	4.41%
Revolving credit facility	81,800	1.73%	51,800	1.74%
Total unsecured debt	$91,793	2.02%	$64,979	2.28%

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

Our revolving credit facility (the “Facility”) as amended on October 23, 2013, provides for revolving loans of up to $1.0 billion.  The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion.  The Facility is scheduled to mature in October 2018 and is unsecured.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 132.5 to 195 basis points, which is determined by the Company’s leverage level.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of June 30, 2014. $81.8 million was outstanding on the Facility, as of June 30, 2014 and was repaid in full subsequent to quarter end (Note 18).

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006.  The Trust also issued $6.2 million of Common Securities to GGPOP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPOP due 2036.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $24.3 million as of June 30, 2014 and $19.4 million as of December 31, 2013. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2014.

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

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will change from those recorded at June 30, 2014, although such change is not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

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
(2) On January 28, 2013, the Fairholme and Blackstone Warrants (A and B) were purchased by GGPOP.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Exercise Price
Record Date	Issuable Shares (1)	Brookfield and Blackstone - B	Fairholme, Pershing Square and Blackstone - A
April 16, 2013	83,443,178	$9.53	$9.30
July 16, 2013	83,945,892	9.47	9.25
October 15, 2013	84,507,750	9.41	9.19
December 13, 2013	85,084,392	9.34	9.12
April 15, 2014	85,668,428	9.28	9.06

(1) Issuable shares as of April 16, 2013 exclude the Fairholme and Blackstone A and B Warrants purchased and exercised by GGPOP (Note 11).

The Fairholme and Blackstone A and B Warrants were purchased and subsequently exercised by GGPOP.  As of June 30, 2014, Brookfield owns or manages on behalf of third parties all of the remaining Warrants. Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 67,000,000 shares of common stock) or net share settle.  The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled.  As of June 30, 2014, the remaining Warrants are exercisable into approximately 52 million common shares of the Company, at a weighted-average exercise price of approximately $9.23 per share.  Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

On March 28, 2013, we amended the Warrant agreement to replace the right of Warrant holders to receive cash from the Company under a change of control to the right to, instead, receive shares of the Company, changing the method of settlement. This amendment results in the classification of the Warrants as a component of permanent equity on our Consolidated Balance Sheets. Prior to the amendment, the Warrants were classified as a liability, due to the cash settlement feature, and marked to fair value, with changes in fair value recognized in earnings. As a result of the amendment, the fair value was determined as of March 28, 2013 with the change in fair value recognized in our Consolidated Statements of Comprehensive Income and the determined fair value was reclassified to equity.

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

The following table summarizes the change in fair value of the Warrants which is measured on a recurring basis using Level 3 inputs:

Six Months Ended June 30, 2013
Balance as of January 1,	$1,488,196
Warrant liability adjustment	40,546
Purchase of Warrants by GGPOP	(633,229)
Reclassification to equity	(895,513)
Balance as of June 30,	$—

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

NOTE 10                         EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to common and preferred GGPOP units and the noncontrolling interest in our consolidated joint ventures.  The following table reflects the activity included in the allocation to noncontrolling interests.

	Three months ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distributions to preferred GGPOP units	$(2,232)	$(2,336)	$(4,464)	$(4,671)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(973)	(1,479)	(1,637)	(1,395)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(160)	(733)	(1,116)	(1,270)
Allocation to noncontrolling interests	(3,365)	(4,548)	(7,217)	(7,336)
Other comprehensive loss allocated to noncontrolling interests	163	394	148	340
Comprehensive income allocated to noncontrolling interests	$(3,202)	$(4,154)	$(7,069)	$(6,996)

Redeemable Noncontrolling Interests

The minority interest related to the Common and Preferred Units of GGPOP are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets since it is possible we could be required, under certain events outside of our control, to redeem the securities for cash by the holders of the securities.

The Common and Preferred Units of GGPOP are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their redemption value (i.e. fair value) as of each measurement date.  The excess of the fair value over the carrying amount from period to period is recorded within Additional paid-in capital in our Consolidated Balance Sheets.  Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at Net income (loss) attributable to General Growth Properties, Inc.

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders.  However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  If the holders had requested redemption of the Common Units as of June 30, 2014, the aggregate amount of cash we would have paid would have been $145.8 million.

GGPOP issued Convertible Preferred Units that are convertible into Common Units of GGPOP at the rates below (subject to adjustment).  The holder may convert the Convertible Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions.  The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of June 30, 2014	Converted Basis to Common Units Outstanding as of June 30, 2014	Conversion Price	Redemption Value
Series B (1)	3.00000	1,279,632	3,991,540	$16.66670	94,041
Series D	1.50821	532,750	803,499	33.15188	26,637
Series E	1.29836	502,658	652,631	38.51000	25,133
					$145,811

(1) The conversion price of Series B preferred units is lower than the GGP June 30, 2014 closing common stock price of $23.56; therefore, the June 30, 2014 common stock price of $23.56, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the six months ended June 30, 2014, and 2013.

Balance at January 1, 2013	$268,219
Net income	1,395
Distributions	(1,511)
Redemption of GGPOP units	(3,328)
Other comprehensive loss	(340)
Fair value adjustment for noncontrolling interests in GGPOP	(839)
Balance at June 30, 2013	$263,596

Balance at January 1, 2014	$228,902
Net income	1,637
Distributions	(1,450)
Other comprehensive loss	(148)
Fair value adjustment for noncontrolling interests in GGPOP	30,762
Balance at June 30, 2014	$259,703

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
May 15	July 15	July 31, 2014	$0.15
February 26	April 15	April 30, 2014	0.15
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12

Our Dividend Reinvestment Plan (“DRIP”) provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested.  As a result of the DRIP elections, 11,790 shares were issued during the six months ended June 30, 2014 and 14,050 shares were issued during the six months ended June 30, 2013.

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

Our Board of Directors declared preferred stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
May 15	June 16	July 1, 2014	$0.3984
February 26	March 17	April 1, 2014	0.3984
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerators - Basic and Diluted:
Income from continuing operations	$56,423	$217,263	$115,887	$191,094
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(6,109)
Allocation to noncontrolling interests	(2,687)	(4,551)	(6,175)	(7,208)
Income from continuing operations - attributable to common stockholders	49,752	208,728	101,744	177,777

Discontinued operations	120,666	(3,340)	193,090	14,091
Allocation to noncontrolling interests	(678)	3	(1,042)	(128)
Discontinued operations - net of noncontrolling interests	119,988	(3,337)	192,048	13,963

Net income	177,089	213,923	308,977	205,185
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(6,109)
Allocation to noncontrolling interests	(3,365)	(4,548)	(7,217)	(7,336)
Net income attributable to common stockholders	$169,740	$205,391	$293,792	$191,740

Denominators:
Weighted-average number of common shares outstanding - basic	883,763	939,434	889,975	939,353
Effect of dilutive securities	56,962	50,027	54,408	3,552
Weighted-average number of common shares outstanding - diluted	940,725	989,461	944,383	942,905

Anti-dilutive Securities:
Effect of Preferred Units	5,506	5,526	5,506	5,526
Effect of Common Units	4,834	6,417	4,834	6,495
Effect of Stock Options	—	—	—	—
Effect of Warrants	—	—	—	48,173
	10,340	11,943	10,340	60,194

For the three and six months ended June 30, 2014, dilutive options and potentially dilutive shares related to the Warrants are included in the denominator of EPS. For the three and six months ended June 30, 2013, options are included in the denominator of diluted EPS. Warrants were dilutive for the three months ended June 30, 2013, but were anti-dilutive for the six months ended June 30, 2013, and as such, their effect has not been included in the calculation of diluted net loss per share.

Outstanding Common Units have been excluded from the diluted EPS calculation for all periods presented because including such Common Units would also require that the share of GGPOP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Unit dividend be added back to the net income, resulting in them being anti-dilutive.

During the year ended December 31, 2013, GGPOP repurchased 28,345,108 shares of GGP’s common stock for $566.9 million. These shares are presented as Common stock in treasury, at cost, on our Consolidated Balance Sheets.  Accordingly, these

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

shares have been excluded from the calculation of EPS.  In addition, GGPOP was issued 27,459,195 shares of GGP common stock on March 26, 2013, as a result of GGPOP’s purchase and subsequent exercising of the Fairholme and Blackstone A and B Warrants.  These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets.  Accordingly, these shares have been excluded from the calculation of EPS.

On February 10, 2014, GGPOP repurchased 27,624,282 shares of GGP’s common stock for $555.8 million. These shares are presented as Common stock in treasury, at cost, on our Consolidated Balance Sheets.  Accordingly, these shares have been excluded from the calculation of EPS.

On May 1, 2014, the shares of GGP common stock owned by GGPOP were contributed to GGPN, and as a result of these transactions, GGPN owns an aggregate of 83,428,585 shares of GGP common stock as of June 30, 2014, of which 55,969,390 are shown as treasury stock and 27,459,195 are shown as issued, but not outstanding on our Consolidated Balance Sheets.

NOTE 12                  STOCK-BASED COMPENSATION PLANS

The General Growth Properties, Inc. 2010 Equity Plan (the ‘‘Equity Plan’’) reserved for issuance of 4% of outstanding shares on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the ‘‘Awards’’). Directors, officers and other employees of GGP’s and its subsidiaries and affiliates are eligible for the Awards.  The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of GGP’s common stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed 10 years.

Compensation expense related to stock-based compensation plans for the three months ended June 30, 2014, and 2013 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options - Property management and other costs	$1,792	$1,106	$3,997	$2,335
Stock options - General and administrative	3,574	2,278	8,270	4,278
Restricted stock - Property management and other costs	446	389	867	814
Restricted stock - General and administrative	279	1,977	555	3,954
Total	$6,091	$5,750	$13,689	$11,381

The following tables summarize stock option activity for the Equity Plan for GGP for the three months ended June 30, 2014, and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	21,565,281	$17.28	9,692,499	$13.59
Granted	50,000	22.41	5,901,108	19.24
Exercised	(83,724)	15.78	(285,491)	14.29
Forfeited	(244,346)	19.06	(211,510)	15.25
Expired	(8,102)	14.39	(14,279)	14.13
Stock options Outstanding at June 30,	21,279,109	$17.28	15,082,327	$15.76

There was no significant restricted stock activity for the three months ended June 30, 2014, and 2013.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 13                  ACCOUNTS AND NOTES RECEIVABLE, NET

The following table summarizes the significant components of Accounts and notes receivable, net.

	June 30, 2014	December 31, 2013
Trade receivables	$113,811	$123,522
Notes receivable	278,728	179,559
Straight-line rent receivable	214,033	190,332
Other accounts receivable	4,944	3,377
Total Accounts and notes receivable	611,516	496,790
Provision for doubtful accounts	(17,505)	(17,891)
Total Accounts and notes receivable, net	$594,011	$478,899

Notes receivable includes a $156.4 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. (“Rique”) in conjunction with our sale of Aliansce Shopping Centers, S.A. (“Aliansce”) to Rique and Canada Pension Plan Investment Board on September 30, 2013.  The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the 5 years term.  We recognize the impact of changes in the exchange rate on the note receivable as Gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

Also included within notes receivable is an $85.3 million note receivable from our joint venture partner related to the acquisition of 685 5th Avenue in New York City (Note 3). The note receivable bears interest at an interest rate of 7.5%, is collateralized by our partner's ownership interest in the joint venture, and matures on June 27, 2024.

NOTE 14                  PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of Prepaid expenses and other assets.

	June 30, 2014			December 31, 2013
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	940,441	(485,654)	$454,787	1,022,398	(478,998)	$543,400
Below-market ground leases, net	163,179	(15,720)	$147,459	164,017	(13,597)	$150,420
Real estate tax stabilization agreement, net	111,506	(22,990)	$88,516	111,506	(19,834)	$91,672
Total intangible assets	$1,215,126	$(524,364)	$690,762	$1,297,921	$(512,429)	$785,492

Remaining Prepaid expenses and other assets:
Security and escrow deposits			99,426			145,999
Prepaid expenses			53,620			23,283
Other non-tenant receivables			17,445			25,988
Deferred tax, net of valuation allowances			2,576			906
Other			9,587			13,901
Total remaining Prepaid expenses and other assets			182,654			210,077
Total Prepaid expenses and other assets			$873,416			$995,569

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15                  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of Accounts payable and accrued expenses.

	June 30, 2014			December 31, 2013
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	571,131	(267,553)	$303,578	622,710	(271,215)	$351,495
Above-market headquarters office leases, net	15,267	(5,999)	$9,268	15,268	(5,130)	$10,138
Above-market ground leases, net	9,127	(1,339)	$7,788	9,756	(1,181)	$8,575
Total intangible liabilities	$595,525	$(274,891)	$320,634	$647,734	$(277,526)	$370,208

Remaining Accounts payable and accrued expenses:
Accrued interest			54,326			58,777
Accounts payable and accrued expenses			91,936			102,246
Accrued real estate taxes			94,524			92,663
Deferred gains/income			91,149			115,354
Accrued payroll and other employee liabilities			40,282			34,006
Construction payable			63,180			103,988
Tenant and other deposits			21,991			21,434
Insurance reserve liability			17,137			16,643
Capital lease obligations			12,392			12,703
Conditional asset retirement obligation liability			9,153			10,424
Uncertain tax position liability			7,077			5,536
Other			15,605			27,013
Total remaining Accounts payable and accrued expenses			518,752			600,787
Total Accounts payable and accrued expenses			$839,386			$970,995

NOTE 16                  LITIGATION

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

Urban Litigation

In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as The Rouse Company, LP ("TRCLP"), Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. GGP, GGPOP and other affiliates were later included as Urban Defendants. The lawsuit alleged, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs sought relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including GGP, Inc.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and its affiliates, to engage in certain future transactions through the Urban Partnership.  On May 19, 2014 the Company settled the litigation and recorded a loss of $17.9 million, which is included in General and administrative expense in our Consolidated Statements of Comprehensive Income. The Company invested $60.0 million in Urban and contributed, at fair value, a 5.6% interest in three assets in exchange for preferred equity interests. The Company has no obligation to engage in future activity through Urban other than transactions associated with partnership assets.

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Company has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, the Company agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  The IRS disagrees with the method used to report gains for income tax purposes that are the subject of the MPC taxes.  As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Tax Court rendered its opinion on June 2, 2014, in favor of the IRS. The Company is in the process of evaluating its course of action, but regardless of whether or not the Company decides to appeal, the Company may pay approximately $202 million in tax and related interest in accordance with the Investment Agreements in the third or fourth quarter of 2014. The Internal Revenue Service has opened an audit for these two taxpayers for 2009 through 2011 with respect to MPC Taxes; however, the Company does not expect any material taxes or interest or penalties to be due for these years based on a change to the method outlined by the Tax Court.

The Company has accrued approximately $322 million related to the tax indemnification liability on our Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013.  As a result of the Company's consideration of the risks associated with this matter, including the timing of recognition of indemnified and non-indemnified income by HHC, the use of specific deductions, and the ultimate amount of indemnified income recognized, as well as discussions with counsel, the Company believes that the aggregate liability recorded of approximately $322 million represents management’s best estimate of our liability as of June 30, 2014, and that the probability that the Company will incur a loss in excess of this amount is remote.

NOTE 17                  COMMITMENTS AND CONTINGENCIES

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. The following is a summary of our contractual rental expense as presented in our Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Contractual rent expense, including participation rent	$3,193	$3,679	$6,452	$6,957
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	2,039	2,456	4,142	4,512

See Note 16 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 18 SUBSEQUENT EVENTS

On August 1, 2014, we amended our $1.4 billion corporate loan secured by cross-collateralized mortgages on 14 properties.  This amendment lowered the interest rate on the loan from LIBOR plus 2.50% to LIBOR plus 1.75%.  The loan matures on April 26, 2016, and then after, has two one-year maturity date extension options.

During July, 2014, we obtained a $100 million loan at one property with an interest rate of LIBOR plus 2.50%. In addition, we repaid $81.8 million on our Facility. No amounts remain drawn on the Facility.

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

Overview

Our primary business is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders.  Our properties are predominantly located in the United States.  As of June 30, 2014, we are the owner, either entirely or with joint venture partners, of 120 regional malls comprising approximately 126 million square feet of GLA.

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

Since June 30, 2013, our total occupancy has risen, but more importantly the level of long-term, or “permanent” occupancy, has increased from 89.1% as of June 30, 2013 to 90.8% as of June 30, 2014. During this same period, we have seen an increase in rents between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2014 exhibited initial rents that were 14.4% higher than the final rents paid on expiring leases.

We may recycle capital by strategically disposing assets and opportunistically investing in high quality retail properties. Controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company NOI growth.

We have identified approximately $2.2 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve returns of approximately 12% on projects that have opened and 8-10% on projects under construction or in our pipeline, which average 9-11% for all projects (first year stabilized cash on cost return) as they commence operations.

We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Our Company NOI (as defined below) increased 4.5% from $1,047.1 million for the six months ended June 30, 2013 to $1,094.1 million for the six months ended June 30, 2014.  Operating income increased 9.1% from $395.8 million for the six months ended June 30, 2013 to $431.9 million for the six months ended June 30, 2014. Our Company FFO (as defined below) increased 13.7% from $518.7 million for the six months ended June 30, 2013 to $590.0 million for the six months ended June 30, 2014. Net income (loss) attributable to General Growth Properties, Inc. increased from $197.8 million for the six months ended June 30, 2013 to $301.8 million for the six months ended June 30, 2014.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income (loss) attributable to General Growth Properties, Inc.

Operating Metrics

Same Store Operating Metrics

The following table summarizes selected operating metrics for our same store portfolio.

	June 30, 2014 (1)	June 30, 2013 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$67.93	$66.01	2.91%
Unconsolidated Properties	79.94	79.67	0.34%
Total	$71.43	$69.84	2.28%

Percentage Leased
Consolidated Properties	96.2%	95.6%	60 bps
Unconsolidated Properties	97.0%	96.5%	50 bps
Total	96.5%	95.9%	60 bps

Tenant Sales per square foot (3)
Consolidated Properties	$517	$520	(0.58)%
Unconsolidated Properties	696	664	4.82%
Total	$563	$560	0.54%

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$13,390	$13,277	0.85%
Unconsolidated Properties	6,655	6,165	7.95%
Total	$20,045	$19,442	3.10%

(1) Metrics exclude one asset that is being de-leased in preparation for redevelopment.
(2) Represents average rent over the term consisting of base minimum rent and common area costs.
(3) Tenant Sales <10K SF is presented as sales per square foot in dollars, and Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars.

Lease Spread Metrics

The following table summarizes new and renewal leases that were scheduled to commence in 2014 and 2015 compared to expiring leases for the prior tenant in the same suite, for leases where the downtime between new and previous tenant was less than 24 months.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Initial Rent Spread	% Change
Commencement 2014	1,314	3,893,234	6.3	$62.93	$55.02	$7.91	14.4%
Commencement 2015	115	425,030	7.0	73.51	62.17	11.34	18.2%
Total 2014/2015	1,429	4,318,264	6.4	$63.97	$55.72	$8.25	14.8%

(1) Represents initial rent over the term consisting of base minimum rent and common area costs.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area costs.

Results of Operations

Three months ended June 30, 2014 and 2013

The following table is a breakout of the components of minimum rents:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$395,272	$387,182	$8,090	2.1%
Lease termination income	2,993	2,179	814	37.4
Straight-line rent	13,653	11,457	2,196	19.2
Above and below-market tenant leases, net	(21,499)	(15,306)	(6,193)	40.5
Total Minimum rents	$390,419	$385,512	$4,907	1.3%

Base minimum rents increased $8.1 million primarily due to increases in occupancy and rent between June 30, 2013 and June 30, 2014, the acquisition of an additional 50% of Quail Springs Mall during the second quarter of 2013, and the acquisition of two operating properties during the fourth quarter of 2013. These increases in occupancy and rents and these acquisitions resulted in an additional $17.0 million of Base minimum rents during the three months ended June 30, 2014. These increases were partially offset by our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013, which resulted in $8.9 million less base minimum rents in the second quarter of 2014 compared to the second quarter of 2013.

Tenant recoveries increased $11.6 million primarily due to higher real estate tax recoveries in the second quarter of 2014, which were driven by increased real estate tax expense.

Real estate taxes increased $6.4 million primarily due to prior year refunds and lower than expected assessments at various properties during 2013.

General and administrative expense increased $15.1 million primarily due to the $17.9 million loss from the settlement of litigation in the second quarter of 2014 (Note 16).

Interest and dividend income increased $4.6 million primarily due to $2.9 million of interest income from the note receivable recorded in conjunction with the sale of Aliansce (Note 13).

Interest expense decreased $11.4 million primarily due to our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013, the redemption of $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015 during the second quarter of 2013, and an increase in capitalized interest primarily related to Ala Moana.

The Gain from change in control of investment properties of $219.8 million in 2013 relates to our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF of $200 million, and the purchase of our partner’s interest in Quail Springs Mall, previously held in a joint venture, of $19.8 million, during the second quarter of 2013.

Loss on extinguishment of debt of $27.2 million in 2013 represents fees incurred for the early payoff of debt.  We expensed $20.5 million of fees as a result of the early redemption of the $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015. In addition, we expensed $6.6 million in financing fees resulting from the refinancing of the $1.5 billion secured corporate loan.

Equity in income of Unconsolidated Real Estate affiliates increased $5.3 million primarily due to our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013, which was partially offset by transaction costs associated with the formation of two joint ventures during the second quarter of 2014.

Discontinued operations, net for the three months ended June 30, 2014, is primarily comprised of a $117.5 million gain related to the sale of one property (Note 4).

Six months ended June 30, 2014 and 2013

The following table is a breakout of the components of minimum rents:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$791,660	$782,181	$9,479	1.2%
Lease termination income	7,191	6,787	404	6.0
Straight-line rent	25,221	24,806	415	1.7
Above and below-market tenant leases, net	(39,074)	(34,367)	(4,707)	13.7
Total Minimum rents	$784,998	$779,407	$5,591	0.7%

Base minimum rents increased $9.5 million primarily due to increases in occupancy and rent between June 30, 2013 and June 30, 2014, the acquisition of an additional 50% of Quail Springs Mall during the second quarter of 2013, and the acquisition of two operating properties during the fourth quarter of 2013. These increases in occupancy and rents and these acquisitions resulted in an additional $35.8 million of Base minimum rents during the six months ended June 30, 2014. These increases were partially offset by our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013, which resulted in $26.3 million less base minimum rents during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Other revenue increased by $8.8 million primarily due to a settlement related to land sold to a municipality in the first quarter of 2014.

General and administrative expenses increased $15.8 million primarily due to the $17.9 million loss from the settlement of litigation in the second quarter of 2014 (Note 16).

Interest and dividend income increased $10.3 million primarily due to $8.2 million of interest income received from the note receivable recorded in conjunction with the sale of Aliansce (Note 13).

Interest expense decreased $22.5 million primarily due to our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013, the 2013 redemption of $700.5 million of unsecured corporate bonds, and an increase in capitalized interest primarily related to Ala Moana.

The Gain on foreign currency represents foreign exchange gain on the note receivable denominated in Brazilian Reais recorded in conjunction with the sale of Aliansce (Note 13).

The Warrant liability adjustment for the six months ended June 30, 2013 represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability. We incurred a net Warrant liability adjustment of $40.5 million during the first quarter of 2013. This adjustment reflects our purchase of the Warrants from Fairholme and Blackstone, as the amount paid exceeded the liability by approximately $55 million. This was partially offset by the revaluation of the remaining

Warrants as of March 28, 2013. As of March 28, 2013, an amendment to the Warrant agreement changed the classification of the Warrants owned by Brookfield from a liability to a component of permanent equity. As a result, the Warrants have not been revalued after March 28, 2013. Refer to Note 9 for a discussion of transactions related to the Warrants.

The Gain from change in control of investment properties of $219.8 million in 2013 relates to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture, of $200 million, and the purchase of our partner’s interest in Quail Springs Mall, previously held in a joint venture, of $19.8 million.

Loss on extinguishment of debt of $36.5 million in 2013 represents fees incurred for the early payoff of debt.  We expensed $20.5 million of fees as a result of the early redemption of the $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015. In addition, we expensed $6.6 million in financing fees resulting from the refinancing of the $1.5 billion secured corporate loan, $3.6 million as a result of the early redemption of $91.8 million of 5.38% unsecured corporate bonds due November 26, 2013, and $5.8 million as a result of the early payoff of mortgage debt at one operating property.

Discontinued operations, net for the six months ended June 30, 2014 is primarily comprised of a $117.5 million gain related to the sale of one property, and a $66.7 million Gain on extinguishment of debt related to a lender-directed sale of one property that was previously transferred to a special servicer. Discontinued operations, net for the six months ended June 30, 2013 is comprised of a $25.9 million Gain on extinguishment of debt related to a lender-directed sale of one property that was previously transferred to a special servicer (Note 4).

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, cross collateralizations and corporate guarantees, improving operations and providing the necessary capital to fund growth.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $242.0 million of consolidated unrestricted cash and $918.2 million of available credit under our credit facility as of June 30, 2014, as well as anticipated cash provided by operations.

Our key financing and capital raising objectives include:

•to refinance our maturing debt and certain debt that is prepayable without penalty,
•to manage future debt maturities coming due in any one year; and
•to reduce the amount of debt that is recourse to us.

We may also raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of GGPOP or other capital raising activities.

We executed the following refinancing and capital transactions (at our proportionate share):

•acquired 27.6 million of GGP common shares held by Pershing Square Capital Management, L.P. at $20.12 per share for a total price of approximately $556 million, funded by a draw on our Facility;

•completed $1.2 billion of secured financings, lowering the average interest rate 130 basis points from 4.8% to 3.5%, lengthening our average term-to-maturity from 1.7 years to 7.1 years, and generating net proceeds of $502.4 million; and

•amended our $1.4 billion corporate loan secured by cross-collateralized mortgages on 14 properties, lowering the interest rate from LIBOR plus 2.50% to LIBOR plus 1.75%, thus reducing our annual interest expense by $10.4 million.  The loan matures on April 26, 2016, and then after, has two one-year maturity date extension options.

During the six months ended June 30, 2014, the Tax Court entered an adverse opinion in our ongoing tax indemnification litigation. As a result, we may pay approximately $202 million in tax and related interest in the third or fourth quarter of 2014 (Note 16).

As of June 30, 2014, we have $2.0 billion of debt pre-payable without penalty.  We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As a result of our financing efforts in 2014, we have reduced the amount of debt due in the next three years from $1.9 billion to $1.1 billion, representing 6.2% of our total debt at maturity.  The maximum amount due in any one of the next ten years is no more than $3.0 billion or approximately 16.7% of our total debt at maturity. In 2022, the $3.0 billion of debt maturing includes $1.4 billion for Ala Moana.

As of June 30, 2014, our proportionate share of total debt aggregated $19.3 billion.  Our total debt includes our consolidated debt of $16.1 billion, of which $15.8 billion is secured and $215.9 million is corporate unsecured, and $81.8 million is outstanding on the Facility. Our total debt also includes $3.3 billion of our share of the secured debt of our Unconsolidated Real Estate Affiliates. Of our proportionate share of total debt, $2.0 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The following table illustrates the scheduled payments for our proportionate share of total debt as of June 30, 2014.  The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 7).  As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2018.

	Consolidated(1)	Unconsolidated(1)
	(Dollars in thousands)
2014	$75,534	$13,339
2015	513,537	199,841
2016	719,114	27,194
2017	863,066	334,054
2018	1,913,556	232,072
Subsequent	11,892,741	2,555,968
	$15,977,548	$3,362,468

(1) Excludes $19.1 million of adjustments related to special improvement district liabilities and debt market rate adjustment.

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

On June 27, 2014, we contributed $106.6 million to a joint venture that acquired acquired 685 5th Avenue in New York, New York for a gross purchase price of $521.4 million with $340.0 million in gross property-level financing. The property comprises approximately 25,000 square feet of retail space and 115,000 square feet of office space. We have a 50% interest in the joint venture and account for the joint venture under the equity method of accounting because we share control over major decisions with our joint venture partner, which has substantive participating rights. The property will be accounted for as an Unconsolidated Real Estate Affiliate, and is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6). In connection with the acquisition, we provided an $85.3 million loan to our joint venture partner (Note 13).

The Company also entered into an agreement to acquire a 50% interest in approximately 58,000 square feet of retail space at 530 5th Avenue in New York City for a gross purchase price of approximately $295 million (approximately $147.5 million at our proportionate share). The acquisition is expected to close in the second half of 2014.

The Company also entered into an agreement to acquire a 50% interest in 218 West 57th Street in New York City for a gross purchase price of $81.5 million ($40.8 million at our proportionate share). The property comprises approximately 35,000 square feet of retail space. The acquisition is expected to close in mid-2016.

Warrants and Brookfield Investor Ownership

Brookfield owns or manages on behalf of third parties all of the Company’s remaining outstanding Warrants (Note 9), which are exercisable into approximately 52 million common shares of the Company at a weighted-average exercise price of $9.23 per share, assuming net share settlement. The Warrants will continue to adjust for dividends paid by the Company.

As of February 18, 2014, Brookfield’s potential ownership of the Company (assuming full share settlement of the Warrants) is 40.9%, which is stated in their Form 13D filed on the same date.  If Brookfield held or managed this same ownership through the maturity date of the Warrants, assuming:  (a) GGP’s common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 39.8% of the Company under net share settlement, and 41.3% of the company under full share settlement.

Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.  The execution of these redevelopment projects within our portfolio was identified as providing compelling risk-adjusted returns on investment.

We have identified approximately $2.2 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls.  We plan to fund these redevelopments with available cash flow, construction financing, and proceeds from debt refinancings.  We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets.  We currently expect to achieve returns that average 9-11% for all projects (cash on cost, first year stabilized).  Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	Ownership %	GGP’s Total Projected Share of Cost	GGP’s Investment to Date (1)	Expected Return on Investment (2)	Expected Project Opening
Major Development Summary (in millions, at share unless otherwise noted)

Open
Northridge Northridge, CA	The Sports Authority, Yardhouse and Plaza	100%	$12.2	$11.3	14%	Open

Fashion Show Las Vegas, NV	Addition of Macy's Men's and inline	100%	34.8	32.0	23%	Open

Oakwood Center Gretna, LA	West wing redevelopment and Dick's Sporting Goods	100%	19.0	15.3	9%	Open

Glendale Galleria (3) Glendale, CA	Addition of Bloomingdale's, remerchandising, business development and renovation	50%	51.7	49.1	12%	Open

The Mall in Columbia Columbia, MD	Lifestyle expansion	100%	23.6	17.7	12%	Open

Oakbrook Center Oakbrook, IL	Conversion of former anchor space into Container Store, Pirch and inline	48%	15.0	12.8	10%	Open

Other Projects Various Malls	Redevelopment projects at various malls	N/A	169.3	147.2	10%	Open

	Total Open Projects		$325.6	$285.4	12%

Under Construction

The Woodlands (3) Woodlands, TX	Addition of Nordstrom in former Sears box	100%	$44.7	$36.1	7-9%	Q3 2014

Mayfair Mall (3) Wauwatosa, WI	Nordstrom	100%	72.3	11.0	6-8%	Q3 2015

Ridgedale Center (3) Minnetonka, MN	Nordstrom, Macy's Expansion, New Inline GLA and renovation	100%	106.2	31.0	8-9%	Q3 2015

Southwest Plaza Littleton, CO	Redevelopment	100%	72.6	5.1	9-10%	Q4 2015

Ala Moana Center (3) Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court	100%	573.2	294.3	9-10%	Q4 2015

Baybrook Mall Friendswood, TX	Total Projects Under Construction	53%	76.3	17.5	9-10%	Q4 2015

Other Projects Various Malls	Expansion	N/A	192.1	62.4	8-9%	Various

	Total Projects Under Construction		$1,137.4	$457.4	8-10%

Projects in Pipeline

Staten Island Mall Staten Island, NY	Expansion	100%	156.1	2.4	10-11%	TBD

New Mall Development Norwalk, CT	Ground up mall development	100%	285.0	36.8	8-10%	TBD

Ala Moana Center Honolulu, HI	Nordstrom box repositioning	100%	85.0	—	9-10%	TBD

Other Projects Various Malls	Redevelopment projects at various malls	N/A	194.4	6.5	9-10%	TBD

	Total Projects in Pipeline		$720.5	$45.7	8-10%

	Total Development Summary		$2,183.5	$788.5	9-11%

(1) Projected costs and investments to date exclude capitalized interest and internal overhead.
(2) Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions.  Actual costs may vary.
(3) Project ROI includes income related to uplift on existing space.

Our investment in these projects for the three months ended June 30, 2014 has increased from December 31, 2013, in conjunction with the applicable development plan and as projects near completion. The completion of the project at Glendale Galleria and the continued progression of the redevelopment projects at Ala Moana Center and Ridgedale Center resulted in increases to GGP’s investment to date.

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

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Capital expenditures (1)	$68,818	$58,168
Tenant allowances (2)	61,584	70,385
Capitalized interest and capitalized overhead	31,112	29,188
Total	$161,514	$157,741

(1) Reflects only non-tenant operating capital expenditures.
(2) Tenant allowances paid on 2.3 million square feet.

The increase in Capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
May 15	July 15	July 31, 2014	$0.15
February 26	April 15	April 30, 2014	0.15
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share.  Our Board of Directors declared preferred stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
May 15	June 16	July 1, 2014	$0.3984
February 26	March 17	April 1, 2014	0.3984
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $544.3 million for the six months ended June 30, 2014 and $313.9 million for the six months ended June 30, 2013.  Significant changes in the components of net cash provided by operating activities include:

•	in 2014, a decrease in interest costs primarily as a result of the of the redemption of unsecured corporate bonds; and

•	in 2013, a decrease in Accounts payable and accrued expenses primarily attributable to a settlement with the 2006 Lenders.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(348.0) million for the six months ended June 30, 2014 and $228.5 million for the six months ended June 30, 2013.  Significant components of net cash used in investing activities include:

•	in 2014, development of real estate and property improvements, $(272.7) million;

•	in 2013, development of real estate and property improvements, $(175.7) million; and

•	in 2013, distributions received from our Unconsolidated Real Estate Affiliates in excess of income, $101.4 million.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(531.5) million for the six months ended June 30, 2014 and $(462.2) million for the six months ended June 30, 2013.  Significant components of net cash used in financing activities include:

•	in 2014, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, of $1,751 million net of principal payments of $(1,448) million;

•	in 2014, the acquisition of 27.6 million shares of our common stock $(555.8) million;

•	in 2014, cash distributions paid to common stockholders of $(260.1) million;

•	in 2013, proceeds from the refinancing or issuance of mortgages, notes, and loans payable of $3,663 million, net of principal payments of $(3,532) million;

•	in 2013, proceeds from the issuance of preferred stock, $242.0 million;

•	in 2013, purchase of the Fairholme and Blackstone Warrants $(633.2) million (Note 9); and

•	in 2013, cash distributions paid to common stockholders of $(216.0) million.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 for a discussion of the revised definition of discontinued operations and a recently-issued revenue recognition pronouncement. We have elected to adopt the revised definition of discontinued operations prospectively on January 1, 2015, pursuant to the pronouncement’s terms. The recently-issued revenue recognition pronouncement is effective January 1, 2017, and we are evaluating its impact on our consolidated financial statements.

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

As with our presentation of Company NOI, the Company also considers Company FFO to be a helpful supplemental measure of the operating performance for equity REITs because it excludes from FFO certain items that are non-cash and certain non-comparable items such as our Company NOI adjustments, and FFO items such as mark-to-market adjustments on debt and gains on the extinguishment of debt, Warrant liability adjustment, and interest expense on debt repaid or settled all which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events.

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

The following tables reconcile operating income to NOI and Company NOI (dollars in thousands) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating income	$207,913	$198,637	$431,868	$395,756

Management fees and other corporate revenues	(17,717)	(17,307)	(34,403)	(33,239)
Property management and other costs	40,107	41,558	85,071	81,897
General and administrative	28,232	13,124	39,831	24,057
Depreciation and amortization	177,430	188,038	351,201	379,745
Loss on sales of investment properties	44	—	44	—
Noncontrolling interest in NOI of Consolidated Properties and other	(5,176)	(3,715)	(8,976)	(7,216)
NOI of unconsolidated properties	110,591	97,836	204,702	187,212
Total NOI adjustments	333,511	319,534	637,470	632,456
Proportionate NOI	541,424	518,171	1,069,338	1,028,212
Company NOI adjustments:
Straight-line rent	(21,184)	(15,523)	(30,681)	(31,918)
Above and below-market leases amortization, net	25,753	20,704	49,885	44,866
Real estate tax stabilization agreement	1,401	1,578	2,979	3,156
Amortization of below-market ground leases	1,274	1,388	2,595	2,764
Total Company NOI adjustments	7,244	8,147	24,778	18,868
Company NOI	$548,668	$526,318	$1,094,116	$1,047,080

The following tables reconcile Net income (loss) attributable to common stockholders to FFO and Company FFO for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to General Growth Properties, Inc.	173,724	209,375	301,760	197,849

Depreciation and amortization of capitalized real estate costs	220,367	229,321	438,070	459,631
Gains on sales of investment properties	(117,417)	440	(123,716)	(2,683)
Gains from changes in control of investment properties	—	(219,784)	—	(219,784)
Noncontrolling interests in depreciation of Consolidated Properties	(2,266)	(1,788)	(3,928)	(3,557)
Provision for impairment excluded from FFO of discontinued operations	—	—	—	4,975
Redeemable noncontrolling interests	973	1,483	1,637	1,403
Depreciation and amortization of discontinued operations	524	7,242	1,252	9,828
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(6,109)
Total FFO adjustments	98,197	12,930	305,347	243,704
Proportionate FFO	271,921	222,305	607,107	441,553
Company FFO Adjustments:
Straight-line rent	(21,184)	(15,523)	(30,681)	(31,918)
Above and below-market leases amortization, net	25,753	20,704	49,885	44,866
Real estate tax stabilization agreement	1,401	1,578	2,979	3,156
Amortization of below-market ground leases	1,274	1,388	2,595	2,764
General and Administrative	17,854	—	17,854	—
Interest Income	(75)	—	(75)	—
Interest expense (1)	2,866	5,190	11,494	1,823
Gain on foreign currency	(3,772)	—	(8,955)	—
Warrant liability adjustment	—	—	—	40,546
Loss on extinguishment of debt	—	27,159	—	36,478
Provision for income taxes	1,492	—	3,542	—
FFO from discontinued operations	23	3,399	(65,771)	(20,529)
Company FFO	$297,553	$266,200	$589,974	$518,739

(1) Interest expense adjustments include default interest, mark-to-market adjustments on debt, write-off of mark-to-market adjustments on extinguished debt, debt extinguishment expenses and losses on extinguished debt.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward-looking statement are based on reasonable assumption, it can give no assurance that its expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to, the Company’s ability to refinance, extend, restructure or repay near and intermediate term debt, its indebtedness, its ability to raise capital through equity issuances, asset sales or the incurrence of new debt, retail and credit market conditions, impairments, its liquidity demands, and economic conditions. The Company discusses these and other risks and uncertainties in its annual and quarterly periodic reports filed with the Securities and Exchange Commission. The Company may update that discussion in its periodic reports, but otherwise takes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

Urban Litigation

In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as The Rouse Company, LP ("TRCLP"), Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. GGP, GGPOP and other affiliates were later included as Urban Defendants. The lawsuit alleged, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The plaintiffs sought relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including GGP, Inc. and its affiliates, to engage in certain future transactions through the Urban Partnership.  On May 19, 2014 the Company settled the litigation and recorded a loss of $17.9 million, which is included in General and administrative expense in our Consolidated Statements of Comprehensive Income. The Company invested $60.0 million in Urban and contributed, at fair value, a 5.6% interest in three assets in exchange for preferred equity interests. The Company has no obligation to engage in future activity through Urban other than transactions associated with partnership assets.

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Company has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, the Company agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  The IRS disagrees with the method used to report gains for income tax purposes that are the subject of the MPC taxes.  As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012.  The Tax Court rendered its opinion on June 2, 2014, in favor of the IRS. The Company is in the process of evaluating its course of action, but regardless of whether the Company decides to appeal or not, the Company may pay approximately $202 million in tax and related interest in accordance with the Investment Agreements in the third or fourth quarter of 2014. The Internal Revenue Service has opened an audit for these 2 taxpayers for 2009 through 2011 with respect to MPC Taxes; however, the Company does not expect any material taxes or interest or penalties to be due for these years based on a change to the method outlined by the Tax Court.

The Company has accrued approximately $322 million related to the tax indemnification liability on our Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013.  As a result of the Company's consideration of the risks associated with this matter, including the timing of recognition of indemnified and non-indemnified income by HHC, the use of specific deductions, and the ultimate amount of indemnified income recognized, as well as discussions with counsel, the Company believes that the aggregate liability recorded of approximately $322 million represents management’s best estimate of our liability as of June 30, 2014, and that the probability that the Company will incur a loss in excess of this amount is remote.

ITEM 1A   RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to the stock repurchases made by GGP during the six months ended June 30, 2014.

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

10.2	Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014

10.3	Second Amended and Restated Employee Stock Purchase Plan dated May 15, 2014

10.4	Amendment dated April 30, 2014 to the Third Amended and Restated Credit Agreement, dated October 23, 2013

10.5	Second Amendment dated August 1, 2014 to the Loan Agreement dated April 26, 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, has been filed with the SEC on August 6, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2014. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: August 6, 2014	By:	/s/ Michael Berman
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

10.2	Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014

10.3	Second Amended and Restated Employee Stock Purchase Plan dated May 15, 2014

10.4	Amendment dated April 30, 2014 to the Third Amended and Restated Credit Agreement, dated October 23, 2013

10.5	Second Amendment dated August 1, 2014 to the Loan Agreement dated April 26, 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, has been filed with the SEC on August 6, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.