Form 10-Q
period 2014-09-30
General Growth Properties, Inc.
filed 2014-11-05
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on November 3, 2014 was 884,107,377.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$4,268,569	$4,320,597
Buildings and equipment	18,261,100	18,270,748
Less accumulated depreciation	(2,210,100)	(1,884,861)
Construction in progress	557,354	406,930
Net property and equipment	20,876,923	21,113,414
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,512,129	2,407,698
Net investment in real estate	23,389,052	23,521,112
Cash and cash equivalents	279,576	577,271
Accounts and notes receivable, net	603,735	478,899
Deferred expenses, net	176,296	189,452
Prepaid expenses and other assets	871,249	995,569
Total assets	$25,319,908	$25,762,303

Liabilities:
Mortgages, notes and loans payable	$15,898,090	$15,672,437
Investment in Unconsolidated Real Estate Affiliates	19,017	17,405
Accounts payable and accrued expenses	865,441	970,995
Dividend payable	148,443	134,476
Deferred tax liabilities	21,511	24,667
Tax indemnification liability	321,958	321,958
Junior subordinated notes	206,200	206,200
Total liabilities	17,480,660	17,348,138

Redeemable noncontrolling interests:
Preferred	145,771	131,881
Common	113,844	97,021
Total redeemable noncontrolling interests	259,615	228,902

Commitments and Contingencies	—	—

Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 967,495,204 issued, 884,066,619 outstanding as of September 30, 2014, and 966,998,908 issued, 911,194,605 outstanding as of December 31, 2013	9,400	9,395
Preferred stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	242,042	242,042
Additional paid-in capital	11,372,184	11,372,443
Retained earnings (accumulated deficit)	(2,957,989)	(2,915,723)
Accumulated other comprehensive loss	(43,290)	(38,173)
Common stock in treasury, at cost, 55,969,390 shares as of September 30, 2014 and 28,345,108 shares as of December 31, 2013	(1,122,664)	(566,863)
Total stockholders’ equity	7,499,683	8,103,121
Noncontrolling interests in consolidated real estate affiliates	79,950	82,142
Total equity	7,579,633	8,185,263
Total liabilities, redeemable noncontrolling interests and equity	$25,319,908	$25,762,303

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$400,188	$382,718	$1,182,200	$1,159,091
Tenant recoveries	186,123	176,756	552,767	534,079
Overage rents	9,277	9,666	24,486	27,387
Management fees and other corporate revenues	17,355	17,336	51,759	50,575
Other	18,861	19,636	63,242	55,211
Total revenues	631,804	606,112	1,874,454	1,826,343
Expenses:
Real estate taxes	57,705	58,176	173,495	177,352
Property maintenance costs	13,618	13,955	49,848	51,747
Marketing	4,345	5,794	15,109	18,061
Other property operating costs	85,671	93,190	255,165	263,018
Provision for doubtful accounts	398	1,017	5,319	3,326
Property management and other costs	34,516	41,446	119,572	123,344
General and administrative	12,778	10,522	52,609	34,578
Depreciation and amortization	184,033	188,079	534,096	566,470
Total expenses	393,064	412,179	1,205,213	1,237,896
Operating income	238,740	193,933	669,241	588,447

Interest and dividend income	8,536	388	19,801	1,277
Interest expense	(174,120)	(172,930)	(528,283)	(549,545)
Loss on foreign currency	(15,972)	—	(7,017)	—
Warrant liability adjustment	—	—	—	(40,546)
Gains from changes in control of investment properties	—	—	—	219,784
Loss on extinguishment of debt	—	—	—	(36,478)
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	57,184	21,391	153,742	182,939
Benefit from (provision for) income taxes	4,800	287	(2,836)	(1,236)
Equity in income of Unconsolidated Real Estate Affiliates	7,391	13,984	33,868	41,165
Equity in income of Unconsolidated Real Estate Affiliates - (loss) gain on investment (the three and nine months ended September 30, 2013 includes ($109.9 million) accumulated other comprehensive loss reclassifications for net foreign currency translation losses)	—	(2,800)	—	648
Income from continuing operations	69,375	32,862	184,774	223,516
Discontinued operations:
Income (loss) from discontinued operations, including gains (losses) on dispositions	8,024	(2,008)	134,927	(13,366)
Gain on extinguishment of debt	—	—	66,679	25,894
Discontinued operations, net	8,024	(2,008)	201,606	12,528
Net income	77,399	30,854	386,380	236,044
Allocation to noncontrolling interests	(2,791)	(3,371)	(10,008)	(10,707)
Net income attributable to General Growth Properties, Inc.	74,608	27,483	376,372	225,337
Preferred stock dividends	(3,984)	(3,984)	(11,952)	(10,094)
Net income attributable to common stockholders	$70,624	$23,499	$364,420	$215,243

Basic Earnings Per Share:
Continuing operations	$0.07	$0.03	$0.18	$0.22
Discontinued operations	0.01	—	0.23	0.01
Total basic earnings per share	$0.08	$0.03	$0.41	$0.23

Diluted Earnings Per Share:
Continuing operations	$0.06	$0.02	$0.18	$0.22

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Discontinued operations	0.01	—	0.21	0.01
Total diluted earnings per share	$0.07	$0.02	$0.39	$0.23
Dividends declared per share	$0.16	$0.13	$0.46	$0.37

Comprehensive Income, Net:
Net income	$77,399	$30,854	$386,380	$236,044
Other comprehensive income
Net unrealized gains on financial instruments	6	—	(26)	—
Foreign currency translation (the three and nine months ended September 30, 2013 includes reclassification of ($109.9 million) accumulated other comprehensive loss into Net income attributable to common stockholders)	(12,270)	105,107	(5,124)	54,181
Unrealized gains on available-for-sale securities	—	(996)	—	(66)
Other comprehensive income (loss)	(12,264)	104,111	(5,150)	54,115
Comprehensive income	65,135	134,965	381,230	290,159
Comprehensive income allocated to noncontrolling interests	(2,904)	(3,733)	(9,975)	(10,729)
Comprehensive income attributable to General Growth Properties, Inc.	62,231	131,232	371,255	279,430
Preferred stock dividends	(3,984)	(3,984)	(11,952)	(10,094)
Comprehensive income, net, attributable to common stockholders	$58,247	$127,248	$359,303	$269,336

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2013	$9,392	$—	$10,432,447	$(2,732,787)	$(87,354)	$—	$83,322	$7,705,020

Net income				225,337			2,146	227,483
Issuance of Preferred Stock, net of issuance costs		242,042	—					242,042
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(2,620)	(2,620)
Restricted stock grants, net (7,240 common shares)	—	—	7,148					7,148
Employee stock purchase program (112,371 common shares)	—		2,247					2,247
Stock option grants, net of forfeitures (314,167 common shares)	3		31,178					31,181
Treasury stock purchases (28,345,108 common shares)						(566,863)		(566,863)
Cash dividends reinvested (DRIP) in stock (21,106 common shares)	—	—	446					446
Other comprehensive loss before reclassifications					(55,768)			(55,768)
Amounts reclassified from Accumulated Other Comprehensive Loss					109,861			109,861
Cash distributions declared ($0.37 per share)				(343,795)				(343,795)
Cash distributions on Preferred Stock				(10,094)				(10,094)
Fair value adjustment for noncontrolling interest in GGPOP			5,138					5,138
Common stock warrants			895,513					895,513

Balance at September 30, 2013	$9,395	$242,042	$11,374,117	$(2,861,339)	$(33,261)	$(566,863)	$82,848	$8,246,939

Balance at January 1, 2014	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

Net income				376,372			1,262	377,634
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(3,454)	(3,454)
Restricted stock grants, net (24,744 common shares)	1	—	2,037					2,038

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Employee stock purchase program (119,869 common shares)	1		2,497					2,498
Stock option grants, net of forfeitures (334,216 common shares)	3		22,574					22,577
Treasury stock purchases (27,624,282 common shares)						(555,801)		(555,801)
Cash dividends reinvested (DRIP) in stock (17,467 common shares)	—	—	384					384
Other comprehensive income					(5,117)			(5,117)
Cash distributions declared ($0.46 per share)				(406,686)				(406,686)
Cash distributions on Preferred stock				(11,952)				(11,952)
Fair value adjustment for noncontrolling interest in certain properties			3,169					3,169
Fair value adjustment for noncontrolling interest in GGPOP and other			(30,920)					(30,920)

Balance at September 30, 2014	$9,400	$242,042	$11,372,184	$(2,957,989)	$(43,290)	$(1,122,664)	$79,950	$7,579,633

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$386,380	$236,044
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(33,868)	(41,165)
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment, net	—	(648)
Distributions received from Unconsolidated Real Estate Affiliates	28,041	36,334
Provision for doubtful accounts	5,328	3,651
Depreciation and amortization	536,938	579,835
Amortization/write-off of deferred finance costs	10,231	6,900
Accretion/write-off of debt market rate adjustments	13,040	7,395
Amortization of intangibles other than in-place leases	57,990	65,335
Straight-line rent amortization	(37,530)	(36,760)
Deferred income taxes	(4,289)	(653)
Litigation loss	17,854	—
(Gain) loss on dispositions, net	(129,757)	838
Gains from changes in control of investment properties	—	(219,784)
Gain on extinguishment of debt	(66,679)	(25,894)
Provisions for impairment	—	4,975
Loss on foreign currency	7,017	—
Warrant liability adjustment	—	40,546
Net changes:
Accounts and notes receivable	(1,365)	12,056
Prepaid expenses and other assets	(8,904)	(987)
Deferred expenses	(12,132)	(31,015)
Restricted cash	(4,526)	14,430
Accounts payable and accrued expenses	22,916	(62,653)
Other, net	19,713	17,433
Net cash provided by operating activities	806,398	606,213

Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	(507,966)	(149,327)
Development of real estate and property improvements	(453,718)	(316,715)
Deposits paid for acquisitions	—	(90,000)
Proceeds from sales of investment properties	274,242	872,307
Contributions to Unconsolidated Real Estate Affiliates	(99,095)	(73,165)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	364,966	172,460
Decrease in restricted cash	3,727	8,467
Net cash (used in) provided by investing activities	(417,844)	424,027

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	1,886,636	5,067,622
Principal payments on mortgages, notes and loans payable	(1,595,058)	(4,839,289)
Deferred finance costs	(12,930)	(18,484)
Net proceeds from issuance of Preferred stock	—	242,042
Purchase of Warrants	—	(633,229)
Common stock purchases	(555,801)	(566,863)
Distributions to noncontrolling interests in consolidated real estate affiliates	(3,454)	(2,620)
Cash distributions paid to common stockholders	(392,699)	(328,742)
Cash distributions reinvested (DRIP) in common stock	384	446
Cash distributions paid to preferred stockholders	(11,952)	(6,109)
Cash redemptions paid to holders of common units	—	(4,756)
Other, net	(1,375)	38,445

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Net cash used in financing activities	(686,249)	(1,051,537)

Net change in cash and cash equivalents	(297,695)	(21,297)
Cash and cash equivalents at beginning of period	577,271	624,815
Cash and cash equivalents at end of period	$279,576	$603,518

Supplemental Disclosure of Cash Flow Information:
Interest paid	$518,773	$661,295
Interest capitalized	12,718	7,356
Income taxes paid	8,486	5,555
Accrued capital expenditures included in accounts payable and accrued expenses	89,720	95,282
Non-Cash Transactions:
Notes receivable related to property sale	—	151,127
Gain on investment in Unconsolidated Real Estate Affiliates	—	648
Amendment of warrant agreement	—	895,513
Non-Cash Sale of Property
Assets	21,426	71,881
Liabilities and equity	(21,426)	(71,881)
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

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of September 30, 2014, we are the owner, either entirely or with joint venture partners of 127 retail properties.  In addition to retail properties, as of September 30, 2014, we owned 7 strip/other retail properties, as well as six stand-alone office buildings.

Substantially all of our business is conducted through GGP Operating Partnership, LP (“GGPOP”), GGP Nimbus, LP (“GGPN”) and GGP Limited Partnership (“GGPLP”, and together with GGPN, the “Operating Partnerships"), subsidiaries of GGP.  The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP.  As of September 30, 2014, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units, as defined below) of the Operating Partnerships, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of September 30, 2014
Tenant leases:
In-place value	$643,819	$(367,830)	$275,989

As of December 31, 2013
Tenant leases:
In-place value	$797,311	$(420,370)	$376,941

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

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our Income (loss) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization/accretion effect on continuing operations	$(46,913)	$(60,059)	$(152,426)	$(185,213)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2014 Remaining	$40,546
2015	138,235
2016	107,613
2017	81,278
2018	53,808

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Management fees from affiliates	$17,355	$17,324	$51,759	$50,463
Management fee expense	(6,555)	(6,534)	(19,805)	(18,651)
Net management fees from affiliates	$10,800	$10,790	$31,954	$31,812

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

There were no provisions for impairment for the three and nine months ended September 30, 2014 and 2013, included in continuing operations of our Consolidated Statements of Comprehensive Income. There was no provision for impairment for the three and nine months ended September 30, 2014, in Discontinued operations in our Consolidated Statements of Comprehensive Income. During the nine months ended September 30, 2013, we recorded $5.0 million of impairment charges in Discontinued operations, net in our Consolidated Statements of Comprehensive Income, which was incurred as a result of the sale of two operating properties. One of the operating properties was previously transferred to a special servicer, and was sold in a lender-directed sale in full satisfaction of the related debt. This resulted in the recognition of a gain on extinguishment of debt of $25.9 million (Note 4). The other operating property related to a regional mall where the sales price of the property was lower than its carrying value.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Affiliates is evaluated for valuation declines below the carrying amount.  Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and nine months ended September 30, 2014, and 2013.

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

The impairment section above includes a discussion of all impairments recognized during the three and nine months ended September 30, 2014, and 2013, which were based on Level 2 inputs.  Note 5 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs.  Note 9 includes a discussion of our outstanding Warrants, which were measured at fair value using Level 3 inputs until the Warrant agreement was amended on March 28, 2013.  Note 10 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

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

NOTE 3                       ACQUISITIONS AND JOINT VENTURE ACTIVITY

On September 30, 2014, we contributed $8.3 million to a joint venture that acquired a retail condominium unit located at 522 5th Avenue in New York, New York for a gross purchase price of $165.0 million with $83.3 million in gross property-level financing. The retail condominium comprises approximately 26,500 square feet of retail space on the ground and second level floors. We have an effective 10% interest in the joint venture and account for the joint venture under the equity method of accounting because we share control over major decisions with our joint venture partners. The property will be accounted for as an Unconsolidated Real Estate Affiliate, and is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6). In connection with the acquisition we provided a $5.3 million loan to our joint venture partner (Note 13).

On September 15, 2014, we contributed $244.7 million to a joint venture that acquired a 20% interest in a development located in Miami, Florida and an 85.67% interest in a regional mall located in Bellevue, Washington. The joint venture's 20% interest in the Miami Design District Associates, LLC ("MDDA") was acquired for a purchase price of $280.0 million. We have a 12.5% share of this investment and account for it as a cost method investment. The investment is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6). The joint venture partner contributed a property, The Shops at the Bravern, LLC ("Bravern"), for a net contribution of $79.0 million. Through the formation of the joint venture, we have a 40% interest in the property and account for the joint venture under the equity method of accounting because we share control over major decisions with our joint venture partner and limited partners. The property will be accounted for as an Unconsolidated Real Estate Affiliate, and is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6).

On June 27, 2014, we contributed $106.6 million to a joint venture that acquired 685 5th Avenue in New York, New York for a gross purchase price of $521.4 million with $340.0 million in gross property-level financing. The property comprises approximately 25,000 square feet of retail space and 115,000 square feet of office space. We have a 50% interest in the joint venture and account for the joint venture under the equity method of accounting because we share control over major decisions with our joint venture partner. The property will be accounted for as an Unconsolidated Real Estate Affiliate, and is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6). In connection with the acquisition we provided an $85.3 million loan to our joint venture partner (Note 13).

On June 28, 2013, we acquired the remaining 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma, from our joint venture partner, for total consideration of $90.5 million, which included $55.5 million of cash and the assumption of the remaining 50% of debt. The investment property was previously recorded under the equity method of accounting and is now consolidated. The acquisition resulted in a remeasurement of the net assets acquired to fair value and as such, we recorded Gains from changes in control of investment properties of $19.8 million for the three and nine months ended September 30, 2013, as the fair value of the net assets acquired was greater than our investment in the Unconsolidated Real Estate Affiliate and the cash paid to acquire our joint venture partner’s interest. The table below summarizes the gain calculation:

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

On May 16, 2013, we formed a joint venture with TIAA-CREF Global Investments, LLC (‘‘TIAACREF’’) that holds 100% of The Grand Canal Shoppes and The Shoppes at The Palazzo in Las Vegas, Nevada. We received $411.5 million in cash, net of debt assumed of $311.9 million, and TIAACREF received a 49.9% economic interest in the joint venture. We recorded Gains from changes in control of investment properties of $200.0 million on our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013, as a result of this transaction. We are the general partner, however we account for the joint venture under the equity method of accounting because we share control over major decisions with TIAACREF and TIAACREF has substantive participating rights. The table below summarizes the gain calculation:

Cash received from our joint venture partner	$411,476
Proportionate share of previous investment in The Grand Canal Shoppes and The Shoppes at The Palazzo	(211,468)
Gains from changes in control of investment properties	$200,008

NOTE 4                         DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF OPERATING PROPERTIES

All of our dispositions of consolidated operating properties for which there is no continuing involvement are included in discontinued operations in our Consolidated Statements of Comprehensive Income for all periods presented and are summarized in the table below.  Gains on disposition and gains on debt extinguishment are recorded in the Consolidated Statements of Comprehensive Income in the period the property is disposed.

During the nine months ended September 30, 2014, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $66.7 million and a reduction of property-level debt of $79.0 million. Additionally, we sold three assets for $278.6 million, which resulted in a gain of $125.2 million. We used the net proceeds from these transactions to repay debt of $127.0 million.

During the nine months ended September 30, 2013, we sold our interests in three assets totaling approximately 2 million square feet of gross leasable area (“GLA”), which reduced our property level debt by $121.2 million. One property, which was previously transferred to a servicer, was sold in a lender-directed sale in full satisfaction of the debt.  This resulted in a gain on extinguishment of debt of $25.9 million.

The following table summarizes the operations of the properties included in discontinued operations.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Retail and other revenue	$1,473	$14,904	$12,086	$47,404
Total revenues	1,473	14,904	12,086	47,404
Retail and other operating expenses	734	11,574	4,738	36,374
Provisions for impairment	—	—	—	4,975
Total expenses	734	11,574	4,738	41,349
Operating income	739	3,330	7,348	6,055
Interest expense, net	(317)	(5,255)	(2,178)	(18,574)
Gains (losses) on dispositions	7,602	(83)	129,757	(847)
Net income (loss) from operations	8,024	(2,008)	134,927	(13,366)
Gain on debt extinguishment	—	—	66,679	25,894
Net income (loss) from discontinued operations	$8,024	$(2,008)	$201,606	$12,528

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.  Management’s estimates of fair value are presented below for our debt as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Fixed-rate debt	$13,646,509	$14,112,268	$13,919,820	$13,957,952
Variable-rate debt	2,251,581	2,259,358	1,752,617	1,787,139
	$15,898,090	$16,371,626	$15,672,437	$15,745,091

(1) Includes market rate adjustments of $19.4 million and $0.9 million as of September 30, 2014 and December 31, 2013, respectively.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of September 30, 2014 and December 31, 2013.  We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

NOTE 6                         UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for all of our Unconsolidated Real Estate Affiliates.

	September 30, 2014	December 31, 2013
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$1,144,842	$1,046,354
Buildings and equipment	9,437,203	8,670,976
Less accumulated depreciation	(2,491,940)	(2,301,054)
Construction in progress	77,485	46,339
Net property and equipment	8,167,590	7,462,615
Investment in unconsolidated joint ventures	16,656	—
Net investment in real estate	8,184,246	7,462,615
Cash and cash equivalents	290,229	260,405
Accounts and notes receivable, net	185,291	187,533
Deferred expenses, net	270,239	254,949
Prepaid expenses and other assets	468,424	147,182
Total assets	$9,398,429	$8,312,684

Liabilities and Owners’ Equity:	\
Mortgages, notes and loans payable	$7,511,656	$6,503,686
Accounts payable, accrued expenses and other liabilities	324,787	324,620
Cumulative effect of foreign currency translation (“CFCT”)	(27,740)	(22,896)
Owners’ equity, excluding CFCT	1,589,726	1,507,274
Total liabilities and owners’ equity	$9,398,429	$8,312,684

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$1,561,986	$1,484,378
Less: joint venture partners’ equity	(774,789)	(760,804)
Plus: excess investment/basis differences	1,705,915	1,666,719
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,493,112	$2,390,293

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$2,512,129	$2,407,698
Liability - Investment in Unconsolidated Real Estate Affiliates	(19,017)	(17,405)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,493,112	$2,390,293

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$205,375	$196,941	$603,917	$564,339
Tenant recoveries	90,328	84,872	265,224	244,161
Overage rents	6,303	7,020	15,401	15,443
Other	7,912	8,075	26,987	22,947
Total revenues	309,918	296,908	911,529	846,890

Expenses:
Real estate taxes	27,516	26,907	82,202	78,516
Property maintenance costs	8,582	8,422	28,588	24,684
Marketing	2,873	3,840	9,663	10,363
Other property operating costs	45,563	44,065	128,347	119,331
Provision for doubtful accounts	1,119	599	2,162	1,861
Property management and other costs (1)	13,963	13,491	42,156	38,615
General and administrative	2,299	565	8,109	1,739
Depreciation and amortization	81,197	71,184	233,854	204,895
Total expenses	183,112	169,073	535,081	480,004
Operating income	126,806	127,835	376,448	366,886

Interest income	1,449	390	4,297	955
Interest expense	(82,880)	(73,468)	(229,275)	(208,971)
Provision for income taxes	(341)	(131)	(619)	(419)
Income from continuing operations	45,034	54,626	150,851	158,451
Net income from disposed investment	—	8,774	—	26,884
Allocation to noncontrolling interests	(14)	(12)	(31)	22
Net income attributable to the ventures	$45,020	$63,388	$150,820	$185,357

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$45,020	$63,388	$150,820	$185,357
Joint venture partners’ share of income	(24,628)	(34,337)	(82,851)	(102,078)
Amortization of capital or basis differences	(13,001)	(15,067)	(34,101)	(42,114)
Equity in income of Unconsolidated Real Estate Affiliates	$7,391	$13,984	$33,868	$41,165

(1) Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 23 domestic joint ventures, comprising 32 regional malls and eight strip/other retail centers, and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  We manage most of the properties owned by these joint ventures.  As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $3.7 billion as of September 30, 2014 and $3.2 billion as of December 31, 2013, including Retained Debt (as defined below).  There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness.  The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We had retained debt of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

$89.6 million at one property as of September 30, 2014, and $90.6 million as of December 31, 2013.  We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of September 30, 2014, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 7                         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	September 30, 2014 (1)	Weighted-Average Interest Rate (2)	December 31, 2013 (3)	Weighted-Average Interest Rate (2)

Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$13,638,335	4.52%	$13,907,029	4.55%
Corporate and other unsecured loans	8,174	4.41%	12,791	4.41%
Total fixed-rate debt	13,646,509	4.52%	13,919,820	4.55%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,251,581	2.00%	1,700,817	2.61%
Revolving credit facility	—	—	51,800	1.74%
Total variable-rate debt	2,251,581	2.00%	1,752,617	2.59%

Total Mortgages, notes and loans payable	$15,898,090	4.16%	$15,672,437	4.33%

Junior Subordinated Notes	$206,200	1.69%	$206,200	1.69%

(1) Includes net $19.4 million of debt market rate adjustments.
(2) Represents the weighted-average interest rates on our contractual principal balances.
(3) Includes net $0.9 million of debt market rate adjustments.
(4) $101.3 million of the fixed-rate balance and $1.4 billion of the variable-rate balance is cross-collateralized.

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2014, $21.5 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.5 billion of debt, are cross-collateralized with other properties.  Although a majority of the $15.9 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.7 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings.  In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP.  Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the nine months ended September 30, 2014, we financed consolidated mortgage notes totaling $1.1 billion related to eight properties and generated net proceeds of $407.1 million.  The prior loans had a weighted-average term-to-maturity of 1.6 years, and a weighted-average interest rate of 4.8%.  The new loans have a weighted-average term-to-maturity of 7.1 years, and a weighted-average interest rate of 3.5%. In addition to these loans in the second quarter, we also obtained a $450.0 million construction loan at Ala Moana Center with an interest rate of LIBOR plus 1.9%. As of September 30, 2014, the Company has drawn $189.1 million under this loan.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	September 30, 2014 (2)	Weighted-Average Interest Rate	December 31, 2013 (3)	Weighted-Average Interest Rate
Unsecured debt:
HHC Note (1)	$8,373	4.41%	$13,179	4.41%
Revolving credit facility	—	—	51,800	1.74%
Total unsecured debt	$8,373	4.41%	$64,979	2.28%

(1) Matures in December 2015.
(2) Excludes a market rate discount of $0.2 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets.  The market rate discount amortizes as an addition to interest expense over the life of the loan.
(3) Excludes a market rate discount of $0.4 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets.  The market rate discount amortizes as an addition to interest expense over the life of the loan.

Our revolving credit facility (the “Facility”) as amended on October 23, 2013, provides for revolving loans of up to $1.0 billion.  The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion.  The Facility is scheduled to mature in October 2018 and is unsecured.  Borrowings under the Facility bear interest at a rate equal to LIBOR plus 132.5 to 195 basis points, which is determined by the Company’s leverage level.  The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of September 30, 2014. No amounts are outstanding on the Facility, as of September 30, 2014.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006.  The Trust also issued $6.2 million of Common Securities to GGPOP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPOP due 2036.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $49.3 million as of September 30, 2014 and $19.4 million as of December 31, 2013. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of September 30, 2014.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income.  Generally, we are currently open to audit by the Internal Revenue Service for the years ended December 31, 2011 through 2013 and are open to audit by state taxing authorities for the years ended December 31, 2010 through 2013.

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will change from those recorded at September 30, 2014, although such change is not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

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
	120,000,000

(1) On December 31, 2012, the Pershing Square Warrants were purchased by Brookfield; Brookfield owns or manages on behalf of third parties, all outstanding Warrants.
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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Exercise Price
Record Date	Issuable Shares (1)	Brookfield and Blackstone - B	Fairholme, Pershing Square and Blackstone - A
April 16, 2013	83,443,178	$9.53	$9.30
July 16, 2013	83,945,892	9.47	9.25
October 15, 2013	84,507,750	9.41	9.19
December 13, 2013	85,084,392	9.34	9.12
April 15, 2014	85,668,428	9.28	9.06
July 15, 2014	86,215,500	9.22	9.01

(1) Issuable shares as of April 16, 2013 exclude the Fairholme and Blackstone A and B Warrants purchased and exercised by GGPOP (Note 11).

The Fairholme and Blackstone A and B Warrants were purchased and subsequently exercised by GGPOP.  As of September 30, 2014, Brookfield owns or manages on behalf of third parties all of the remaining Warrants. Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 67,000,000 shares of common stock) or net share settle.  The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled.  As of September 30, 2014, the remaining Warrants are exercisable into approximately 53 million common shares of the Company, at a weighted-average exercise price of approximately $9.17 per share.  Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

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

The following table summarizes the change in fair value of the Warrants which is measured on a recurring basis using Level 3 inputs:

Nine Months Ended September 30, 2013
Balance as of January 1,	$1,488,196
Warrant liability adjustment	40,546
Purchase of Warrants by GGPOP	(633,229)
Reclassification to equity	(895,513)
Balance as of September 30,	$—

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

	Three months ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distributions to preferred GGPOP units	$(2,232)	$(2,335)	$(6,697)	$(7,006)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(412)	(160)	(2,049)	(1,555)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(147)	(876)	(1,262)	(2,146)
Allocation to noncontrolling interests	(2,791)	(3,371)	(10,008)	(10,707)
Other comprehensive loss allocated to noncontrolling interests	(113)	(362)	33	(22)
Comprehensive income allocated to noncontrolling interests	$(2,904)	$(3,733)	$(9,975)	$(10,729)

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders.  However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions.  If the holders had requested redemption of the Common Units as of September 30, 2014, the aggregate amount of cash we would have paid would have been $145.8 million.

GGPOP issued Convertible Preferred Units that are convertible into Common Units of GGPOP at the rates below (subject to adjustment).  The holder may convert the Convertible Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions.  The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of September 30, 2014	Converted Basis to Common Units Outstanding as of September 30, 2014	Conversion Price	Redemption Value
Series B (1)	3.00000	1,279,632	3,991,540	$16.66670	94,001
Series D	1.50821	532,750	803,499	33.15188	26,637
Series E	1.29836	502,658	652,631	38.51000	25,133
					$145,771

(1) The conversion price of Series B preferred units is lower than the GGP September 30, 2014 closing common stock price of $23.55; therefore, the September 30, 2014 common stock price of $23.55, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2014, and 2013.

Balance at January 1, 2013	$268,219
Net income	1,555
Distributions	(2,343)
Redemption of GGPOP units	(8,328)
Other comprehensive income	22
Fair value adjustment for noncontrolling interests in GGPOP	(6,566)
Balance at September 30, 2013	$252,559

Balance at January 1, 2014	$228,902
Net income	2,049
Distributions	(2,223)
Other comprehensive loss	(33)
Fair value adjustment for noncontrolling interests in GGPOP	30,920
Balance at September 30, 2014	$259,615

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
August 12	October 15	October 31, 2014	$0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12

Our Dividend Reinvestment Plan (“DRIP”) provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.  Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested.  As a result of the DRIP elections, 17,467 shares were issued during the nine months ended September 30, 2014 and 21,106 shares were issued during the nine months ended September 30, 2013.

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

Our Board of Directors declared preferred stock dividends during 2014 and 2013 as follows:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
August 12	September 15	October 1, 2014	$0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerators - Basic and Diluted:
Income from continuing operations	$69,375	$32,862	$184,774	$223,516
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(10,094)
Allocation to noncontrolling interests	(2,741)	(3,372)	(8,916)	(10,580)
Income from continuing operations - attributable to common stockholders	62,650	25,506	163,906	202,842

Discontinued operations	8,024	(2,008)	201,606	12,528
Allocation to noncontrolling interests	(50)	1	(1,092)	(127)
Discontinued operations - net of noncontrolling interests	7,974	(2,007)	200,514	12,401

Net income	77,399	30,854	386,380	236,044
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(10,094)
Allocation to noncontrolling interests	(2,791)	(3,371)	(10,008)	(10,707)
Net income attributable to common stockholders	$70,624	$23,499	$364,420	$215,243

Denominators:
Weighted-average number of common shares outstanding - basic	883,898	932,964	887,927	937,200
Effect of dilutive securities	59,025	47,803	55,988	3,454
Weighted-average number of common shares outstanding - diluted	942,923	980,767	943,915	940,654

Anti-dilutive Securities:
Effect of Preferred Units	5,506	5,526	5,506	5,526
Effect of Common Units	4,834	6,417	4,834	6,469
Effect of Stock Options	—	—	—	—
Effect of Warrants	—	—	—	46,934
	10,340	11,943	10,340	58,929

For the three and nine months ended September 30, 2014, dilutive options and potentially dilutive shares related to the Warrants are included in the denominator of EPS. For the three and nine months ended September 30, 2013, options are included in the denominator of diluted EPS. Warrants were dilutive for the three months ended September 30, 2013, but were anti-dilutive for the nine months ended September 30, 2013, and as such, their effect has not been included in the calculation of diluted net loss per share.

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

On May 1, 2014, the shares of GGP common stock owned by GGPOP were contributed to GGPN, and as a result of these transactions, GGPN owns an aggregate of 83,428,585 shares of GGP common stock as of September 30, 2014, of which 55,969,390 are shown as treasury stock and 27,459,195 are shown as issued, but not outstanding on our Consolidated Balance Sheets.

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

Compensation expense related to stock-based compensation plans for the three and nine months ended September 30, 2014, and 2013 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options - Property management and other costs	$1,746	$1,367	$5,743	$3,702
Stock options - General and administrative	3,626	2,303	11,896	6,580
Restricted stock - Property management and other costs	373	440	1,241	1,255
Restricted stock - General and administrative	279	1,941	834	5,897
Total	$6,024	$6,051	$19,714	$17,434

The following tables summarize stock option activity for the Equity Plan for GGP for the nine months ended September 30, 2014, and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	21,565,281	$17.28	9,692,499	$13.59
Granted	50,000	22.41	5,971,108	19.25
Exercised	(334,216)	14.74	(309,220)	14.32
Forfeited	(316,243)	19.00	(233,302)	14.22
Expired	(10,840)	14.33	(21,510)	15.36
Stock options Outstanding at September 30,	20,953,982	$17.31	15,099,575	$15.78

There was no significant restricted stock activity for the three months ended September 30, 2014, and 2013.

NOTE 13                  ACCOUNTS AND NOTES RECEIVABLE, NET

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the significant components of Accounts and notes receivable, net.

	September 30, 2014	December 31, 2013
Trade receivables	$108,564	$123,522
Notes receivable	279,633	179,559
Straight-line rent receivable	225,697	190,332
Other accounts receivable	4,177	3,377
Total Accounts and notes receivable	618,071	496,790
Provision for doubtful accounts	(14,336)	(17,891)
Total Accounts and notes receivable, net	$603,735	$478,899

Notes receivable includes an $86.9 million note receivable from our joint venture partner related to the acquisition of 685 5th Avenue in New York, New York (Note 3). The note receivable bears interest at an interest rate of 7.5%, compounded quarterly with accrued but unpaid interest increasing the loan balance, and is collateralized by our partner's ownership interest in the joint venture, and matures on June 27, 2024.

Also included in notes receivable is a $142.0 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. (“Rique”) in conjunction with our sale of Aliansce Shopping Centers, S.A. (“Aliansce”) to Rique and Canada Pension Plan Investment Board on September 30, 2013.  The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the 5 years term.  We recognize the impact of changes in the exchange rate on the note receivable as Gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

Within notes receivable is a $32.2 million note receivable from our joint venture partner related to the acquisition of a portfolio of two properties in the Union Square area of San Francisco in September 2013. The note receivable bears interest at an interest rate of 5.21% and is collateralized by our partners in the joint venture. The note receivable matures on September 16, 2023.

NOTE 14                  PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of Prepaid expenses and other assets.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014			December 31, 2013
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	904,054	(493,038)	$411,016	1,022,398	(478,998)	$543,400
Below-market ground leases, net	163,179	(16,799)	$146,380	164,017	(13,597)	$150,420
Real estate tax stabilization agreement, net	111,506	(24,568)	$86,938	111,506	(19,834)	$91,672
Total intangible assets	$1,178,739	$(534,405)	$644,334	$1,297,921	$(512,429)	$785,492

Remaining Prepaid expenses and other assets:
Security and escrow deposits			103,924			145,999
Prepaid expenses			81,773			23,283
Other non-tenant receivables			25,878			25,988
Deferred tax, net of valuation allowances			3,116			906
Other			12,224			13,901
Total remaining Prepaid expenses and other assets			226,915			210,077
Total Prepaid expenses and other assets			$871,249			$995,569

NOTE 15                  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of Accounts payable and accrued expenses.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014			December 31, 2013
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	534,252	(262,537)	$271,715	622,710	(271,215)	$351,495
Above-market headquarters office leases, net	15,267	(6,433)	$8,834	15,268	(5,130)	$10,138
Above-market ground leases, net	9,127	(1,431)	$7,696	9,756	(1,181)	$8,575
Total intangible liabilities	$558,646	$(270,401)	$288,245	$647,734	$(277,526)	$370,208

Remaining Accounts payable and accrued expenses:
Accrued interest			52,962			58,777
Accounts payable and accrued expenses			84,416			102,246
Accrued real estate taxes			110,866			92,663
Deferred gains/income			103,495			115,354
Accrued payroll and other employee liabilities			51,142			34,006
Construction payable			89,718			103,988
Tenant and other deposits			22,005			21,434
Insurance reserve liability			16,772			16,643
Capital lease obligations			12,230			12,703
Conditional asset retirement obligation liability			10,284			10,424
Uncertain tax position liability			6,613			5,536
Other			16,693			27,013
Total remaining Accounts payable and accrued expenses			577,196			600,787
Total Accounts payable and accrued expenses			$865,441			$970,995

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Company has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, the Company agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  The IRS disagrees with the method used to report gains for income tax purposes that are the subject of the MPC taxes.  As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court, contesting this liability for the 2007 and 2008 years and a trial was held in 2012.  The United States Tax Court rendered its opinion on June 2, 2014, in favor of the IRS. On September 15, 2014, the United States Tax Court formally entered its decision awarding the IRS $144.1 million in taxes for 2007 and 2008. Interest of approximately $60 million has accrued as of September 30, 2014 and will continue to accrue until paid. The parties have until December 15, 2014 to file a notice of appeal. The Internal Revenue Service has opened an audit for these two taxpayers for 2009 through 2011 with respect to MPC Taxes; however, the Company does not expect any material taxes or interest or penalties to be due for these years based on a change to the method outlined by the United States Tax Court.

The Company has accrued approximately $322 million related to the tax indemnification liability on our Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013.  As a result of the Company's consideration of the risks associated with this matter, including the timing of recognition of indemnified and non-indemnified income by HHC, the use of specific deductions, and the ultimate amount of indemnified income recognized, as well as discussions with counsel, the Company believes that the aggregate liability recorded of approximately $322 million represents management’s best estimate of our liability as of September 30, 2014, and that the probability that the Company will incur a loss in excess of this amount is remote.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Contractual rent expense, including participation rent	$3,528	$3,346	$9,981	$10,304
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	2,371	2,142	6,513	6,654

See Note 16 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 18 SUBSEQUENT EVENTS

On October 22, 2014, we closed on the acquisition of a 50% joint venture interest in 530 5th Avenue located in New York, New York for net equity of $49.0 million. In connection with the acquisition, we provided a $39.4 million loan to our joint venture partner.

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

Overview

Our primary business is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders.  Our properties are predominantly located in the United States.  As of September 30, 2014, we are the owner, either entirely or with joint venture partners, of 127 retail properties comprising approximately 127 million square feet of GLA.

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

Since September 30, 2013, our total occupancy has risen, but more importantly the level of long-term, or “permanent” occupancy, has increased from 90.2% as of September 30, 2013 to 91.2% as of September 30, 2014. During this same period, we have seen an increase in rents between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2014 exhibited initial rents that were 17.6% higher than the final rents paid on expiring leases.

We may recycle capital by strategically disposing of assets and opportunistically investing in high quality retail properties. Controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company NOI growth.

We have identified approximately $2.3 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve average returns of approximately 9-11% for all projects.

We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Our Company NOI (as defined below) increased 4.8% from $1.6 billion for the nine months ended September 30, 2013 to $1.7 billion for the nine months ended September 30, 2014.  Operating income increased 13.7% from $588.4 million for the nine months ended September 30, 2013 to $669.2 million for the nine months ended September 30, 2014. Our Company FFO (as defined below) increased 11.9% from $802.6 million for the nine months ended September 30, 2013 to $898.2 million for the nine months ended September 30, 2014. Net income attributable to General Growth Properties, Inc. increased from $225.3 million for the nine months ended September 30, 2013 to $376.4 million for the nine months ended September 30, 2014.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to General Growth Properties, Inc.

Operating Metrics

Same Store Operating Metrics

The following table summarizes selected operating metrics for our same store portfolio.

	September 30, 2014 (1)	September 30, 2013 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$67.90	$66.92	1.46%
Unconsolidated Properties	80.30	80.27	0.04%
Total	$71.51	$70.69	1.16%

Percentage Leased
Consolidated Properties	96.6%	96.4%	20 bps
Unconsolidated Properties	97.2%	97.0%	20 bps
Total	96.8%	96.6%	20 bps

Tenant Sales per square foot (3)
Consolidated Properties	$513	$518	(0.97)%
Unconsolidated Properties	701	673	4.16%
Total	$565	$562	0.53%

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	13,472	13,395	0.57%
Unconsolidated Properties	6,713	6,284	6.83%
Total	$20,185	$19,679	2.57%

(1) Metrics exclude one property under development and one property acquired in the three months ended September 30, 2014.
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

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Initial Rent Spread	% Change
Commencement 2014	1,565	4,593,771	6.5	$62.44	$53.11	$9.33	17.6%
Commencement 2015	229	757,797	6.8	71.75	63.06	8.69	13.8%
Total 2014/2015	1,794	5,351,568	6.6	$63.76	$54.52	$9.24	17.0%

(1) Represents initial rent over the term consisting of base minimum rent and common area costs.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area costs.

Results of Operations

Three months ended September 30, 2014 and 2013

The following table is a breakout of the components of minimum rents:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$397,781	$385,462	$12,319	3.2%
Lease termination income	1,508	3,259	(1,751)	(53.7)
Straight-line rent	12,163	11,105	1,058	9.5
Above and below-market tenant leases, net	(11,264)	(17,108)	5,844	(34.2)
Total Minimum rents	$400,188	$382,718	$17,470	4.6%

Base minimum rents increased $12.3 million primarily due to increases in occupancy and rent between September 30, 2013 and September 30, 2014 and the acquisition of two operating properties during the fourth quarter of 2013.

Tenant recoveries increased $9.4 million primarily due to higher fixed operating expense recoveries and higher real estate tax recoveries in the third quarter of 2014.

Other property operating expenses decreased $7.5 million primarily due to the reduction of ground rent payments and professional fees incurred in the third quarter 2013.

Interest and dividend income increased $8.1 million primarily due to $4.9 million of interest income from the note receivable recorded in conjunction with the sale of Aliansce and $1.7 million of interest income from the note receivable related to the acquisition of 685 5th Avenue in New York, New York (Note 13).

The Loss on foreign currency represents a change in the value note receivable denominated in Brazilian Reais recorded in conjunction with the sale of Aliansce (Note 13).

Benefit from income taxes increased $4.5 million primarily due to the deferred federal income tax benefit related to the foreign currency translation loss on the note receivable recorded in conjunction with the sale of Aliansce in 2013 (Note 13).

Equity in income of Unconsolidated Real Estate Affiliates decreased $6.6 million primarily due to costs associated with the formation of two joint ventures during 2014 and the write-off of deferred financing costs in the third quarter of 2014 at Glendale Galleria.

Discontinued operations, net for the three months ended September 30, 2014, is primarily comprised of a $7.6 million gain related to the sale of two assets (Note 4).

Nine months ended September 30, 2014 and 2013

The following table is a breakout of the components of minimum rents:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,186,567	$1,164,745	$21,822	1.9%
Lease termination income	8,700	10,046	(1,346)	(13.4)
Straight-line rent	37,280	35,784	1,496	4.2
Above and below-market tenant leases, net	(50,347)	(51,484)	1,137	(2.2)
Total Minimum rents	$1,182,200	$1,159,091	$23,109	2.0%

Base minimum rents increased $21.8 million primarily due to increases in occupancy and rent between September 30, 2013 and September 30, 2014, the acquisition of an additional 50% of Quail Springs Mall during the second quarter of 2013, and the acquisition of two operating properties during the fourth quarter of 2013. These increases were partially offset by our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013, which resulted in less Base minimum rents during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Tenant recoveries increased $18.7 million primarily due to higher fixed operating expense recoveries and higher real estate tax recoveries in the first nine months of 2014.

Other revenue increased by $8.0 million primarily due to a settlement related to land sold to a municipality in the first quarter of 2014.

General and administrative expenses increased $18.0 million primarily due to the $17.9 million loss from the settlement of litigation in the second quarter of 2014 (Note 16).

Interest and dividend income increased $18.5 million primarily due to $13.1 million of interest income received from the note receivable recorded in conjunction with the sale of Aliansce and $1.7 million of interest income from the note receivable related to the acquisition of 685 5th Avenue in New York, New York (Note 13).

Interest expense decreased $21.3 million primarily due to our contribution of The Grand Canal Shoppes and the Shoppes at the Palazzo into a joint venture that was formed with TIAACREF during the second quarter of 2013, the 2013 redemption of $700.5 million of unsecured corporate bonds, and an increase in capitalized interest primarily related to Ala Moana.

The Loss on foreign currency represents a change in the value note receivable denominated in Brazilian Reais recorded in conjunction with the sale of Aliansce (Note 13).

The Warrant liability adjustment for the nine months ended September 30, 2013 represents the non-cash income or expense recognized as a result of the change in the fair value of the Warrant liability. We incurred a net Warrant liability adjustment of $40.5 million during the first quarter of 2013. This adjustment reflects our purchase of the Warrants from Fairholme and Blackstone, as the amount paid exceeded the liability by approximately $55 million. This was partially offset by the revaluation of the remaining Warrants as of March 28, 2013. As of March 28, 2013, an amendment to the Warrant agreement changed the classification of the Warrants owned by Brookfield from a liability to a component of permanent equity. As a result, the Warrants have not been revalued after March 28, 2013. Refer to Note 9 for a discussion of transactions related to the Warrants.

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

Discontinued operations, net for the nine months ended September 30, 2014 is primarily comprised of a $129.8 million gain related to the sale of one property and three assets, and a $66.7 million Gain on extinguishment of debt related to a lender-directed sale of one property that was previously transferred to a special servicer. Discontinued operations, net for the nine months ended September 30, 2013, is comprised of a $25.9 million Gain on extinguishment of debt related to a lender-directed sale of one property that was previously transferred to a special servicer (Note 4).

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, cross collateralizations and corporate guarantees, improving operations and providing the necessary capital to fund growth.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $279.6 million of consolidated unrestricted cash and $1.0 billion of available credit under our credit facility as of September 30, 2014, as well as anticipated cash provided by operations.

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

During the nine months ended September 30, 2014, we executed the following refinancing and capital transactions (at our proportionate share):

•acquired 27.6 million of GGP common shares held by Pershing Square Capital Management, L.P. at $20.12 per share for a total price of approximately $556 million, funded by a draw on our Facility;

•completed $1.6 billion of secured financings, lowering the average interest rate 70 basis points from 4.4% to 3.7%, lengthening our average term-to-maturity from 1.9 years to 8.1 years, and generating net proceeds of $694.0 million; and

•amended our $1.4 billion corporate loan secured by cross-collateralized mortgages on 14 properties, lowering the interest rate from LIBOR plus 2.50% to LIBOR plus 1.75%, thus reducing our annual interest expense by $10.4 million.  The loan matures on April 26, 2016, and then after, has two one-year maturity date extension options.

During the nine months ended September 30, 2014, the United States Tax Court entered an adverse opinion in our ongoing tax indemnification litigation. As a result, we may pay approximately $202 million in tax and related interest in the fourth quarter of 2014 (Note 16).

As of September 30, 2014, we have $2.0 billion of debt pre-payable without penalty.  We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As a result of our financing efforts in 2014, we have reduced the amount of debt due in the next three years from $1.9 billion to $1.1 billion, representing 5.9% of our total debt at maturity.  The maximum amount due in any one of the next ten years is no more than $3.0 billion or approximately 16.3% of our total debt at maturity. In 2022, the $3.0 billion of debt maturing includes $1.4 billion for Ala Moana.

As of September 30, 2014, our proportionate share of total debt aggregated $19.7 billion.  Our total debt includes our consolidated debt of $16.1 billion, of which $15.9 billion is secured and $214.4 million is corporate unsecured. Our total debt also includes $3.6 billion of our share of the secured debt of our Unconsolidated Real Estate Affiliates. Of our proportionate share of total debt, $1.9 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The following table illustrates the scheduled payments for our proportionate share of total debt as of September 30, 2014.  The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 7).  As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2018.

	Consolidated(1)	Unconsolidated(1)
	(Dollars in thousands)
2014	$37,691	$10,497
2015	512,930	199,098
2016	693,824	22,905
2017	863,066	200,349
2018	1,831,756	232,072
Subsequent	12,028,031	3,047,450
	$15,967,298	$3,712,371

(1) Excludes $19.5 million of adjustments related to special improvement district liabilities and debt market rate adjustment.

We generally believe that we will be able to extend the maturity date, repay or refinance the consolidated debt that is scheduled to mature in 2014.  We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates upon maturity. However, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Acquisitions and Joint Venture Activity

From time-to-time we may acquire whole or partial interests in high-quality retail properties that are consistent with our strategy of owning and operating best-in-class retail properties. Such assets provide long-term embedded growth or potential redevelopment opportunities.

On September 30, 2014, we contributed $8.3 million to a joint venture that acquired a retail condominium unit located at 522 5th Avenue in New York, New York for a gross purchase price of $165.0 million with $83.3 million in gross property-level financing. The retail condominium comprises approximately 24,000 square feet of retail space on the ground and second level floors. We have an effective 10% interest in the joint venture and account for the joint venture under the equity method of accounting because we share control over major decisions with our joint venture partners. The property will be accounted for as an Unconsolidated Real Estate Affiliate, and is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6). In connection with the acquisition, we provided a $5.3 million loan to our joint venture partner (Note 13).

On September 15, 2014, we contributed $244.7 million to a joint venture that acquired a 20% interest in a development located in Miami, Florida and an 85.67% interest in a regional mall located in Bellevue, Washington. The joint venture's 20% interest in the Miami Design District Associates, LLC ("MDDA") was acquired for a purchase price of $280.0 million. We have a 12.5% share of this investment and account for it as a cost method investment. The investment is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6). The joint venture partner contributed a property, The Shops at the Bravern, LLC ("Bravern"), for a net contribution of $79.0 million. Through the formation of the joint venture, we have a 40% interest in the property and account for the joint venture under the equity method of accounting because we share control over major decisions with our joint venture partner and limited partners. The property will be accounted for as an Unconsolidated Real Estate Affiliate, and is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6).

On June 27, 2014, we contributed $106.6 million to a joint venture that acquired 685 5th Avenue in New York, New York for a gross purchase price of $521.4 million with $340.0 million in gross property-level financing. The property comprises approximately 25,000 square feet of retail space and 115,000 square feet of office space. We have a 50% interest in the joint venture and account for the joint venture under the equity method of accounting because we share control over major decisions with our joint venture partner, which has substantive participating rights. The property will be accounted for as an Unconsolidated Real Estate Affiliate, and is recorded within Investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6). In connection with the acquisition, we provided an $85.3 million loan to our joint venture partner (Note 13).

The Company also entered into an agreement to acquire a 50% interest in approximately 58,000 square feet of retail space at 530 5th Avenue in New York City for a gross purchase price of approximately $300 million (approximately $150.0 million at our proportionate share). The acquisition closed in the fourth quarter of 2014 (Note 18).

The Company also entered into an agreement to acquire a 50% interest in 218 West 57th Street in New York City for a gross purchase price of $81.5 million ($40.8 million at our proportionate share). The property comprises approximately 35,000 square feet of retail space. The acquisition is expected to close in mid-2016.

Warrants and Brookfield Investor Ownership

Brookfield owns or manages on behalf of third parties all of the Company’s remaining outstanding Warrants (Note 9), which are exercisable into approximately 53 million common shares of the Company at a weighted-average exercise price of $9.17 per share, assuming net share settlement. The Warrants will continue to adjust for dividends paid by the Company.

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

We have identified approximately $2.3 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls.  We plan to fund these redevelopments with available cash flow, construction financing, and proceeds from debt refinancings.  We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets.  We currently expect to achieve returns that average 9-11% for all projects (cash on cost, first year stabilized).  Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	Ownership %	GGP’s Total Projected Share of Cost	GGP’s Investment to Date (1)	Expected Return on Investment (2)	Expected Project Opening
Major Development Summary (in millions, at share unless otherwise noted)

Open
Northridge Northridge, CA	The Sports Authority, Yardhouse and Plaza	100%	$12.2	$11.3	14%	Open

Fashion Show Las Vegas, NV	Addition of Macy's Men's and inline	100%	34.8	33.0	23%	Open

Oakwood Center Gretna, LA	West wing redevelopment and Dick's Sporting Goods	100%	19.0	16.6	9%	Open

Glendale Galleria [3] Glendale, CA	Addition of Bloomingdale's, remerchandising, business development and renovation	50%	51.7	51.0	12%	Open

The Mall in Columbia Columbia, MD	Lifestyle expansion	100%	23.6	20.3	12%	Open

Oakbrook Center Oakbrook, IL	Conversion of former anchor space into Container Store, Pirch and inline	48%	15.0	13.0	10%	Open

The Woodlands [3] Woodlands, TX	Addition of Nordstrom in former Sears box	100%	44.7	39.7	9%	Open

Other Projects Various Malls	Redevelopment projects at various malls	N/A	193.0	169.6	11%	Open

	Total Open Projects		$394.0	$354.5	12%

Under Construction

Mayfair Mall [3] Wauwatosa, WI	Nordstrom	100%	72.3	25.2	6-8%	Q3 2015

Ridgedale Center [3] Minnetonka, MN	Nordstrom, Macy's Expansion, New Inline GLA and renovation	100%	106.2	42.2	8-9%	Q3 2015

Southwest Plaza Littleton, CO	Redevelopment	100%	72.6	11.3	9-10%	Q4 2015

Ala Moana Center [3] Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court	100%	573.2	342.6	9-10%	Q4 2015

Baybrook Mall Friendswood, TX	Expansion	53%	76.3	20.1	9-10%	Q4 2015

Other Projects Various Malls	Redevelopment projects at various malls	N/A	241.4	67.6	8-9%	Various

	Total Projects Under Construction		$1,142.0	$509.0	8-10%

Projects in Pipeline

Staten Island Mall Staten Island, NY	Expansion	100%	156.1	3.3	10-11%	TBD

New Mall Development Norwalk, CT	Ground up mall development	100%	285.0	37.4	8-10%	TBD

Ala Moana Center Honolulu, HI	Nordstrom box repositioning	100%	85.0	—	9-10%	TBD

Other Projects Various Malls	Redevelopment projects at various malls	N/A	287.5	5.6	8-9%	TBD

	Total Projects in Pipeline		$813.6	$46.3	8-10%

	Total Development Summary		$2,349.6	$909.8	9-11%

(1) Projected costs and investments to date exclude capitalized interest and internal overhead.
(2) Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions.  Actual costs may vary.
(3) Project ROI includes income related to uplift on existing space.

Our investment in these projects for the three months ended September 30, 2014 has increased from December 31, 2013, in conjunction with the applicable development plan and as projects near completion. The completion of the project at Glendale Galleria and the continued progression of the redevelopment projects at Ala Moana Center and Ridgedale Center resulted in increases to GGP’s investment to date.

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

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Capital expenditures (1)	$126,812	$100,357
Tenant allowances (2)	93,641	99,667
Capitalized interest and capitalized overhead	46,455	42,409
Total	$266,908	$242,433

(1) Reflects only non-tenant operating capital expenditures.
(2) Tenant allowances paid on 3.2 million square feet.

The increase in Capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
August 12	October 15	October 31, 2014	$0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share.  Our Board of Directors declared preferred stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
August 12	September 15	October 1, 2014	$0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $806.4 million for the nine months ended September 30, 2014 and $606.2 million for the nine months ended September 30, 2013.  Significant changes in the components of net cash provided by operating activities include:

•	in 2014, a decrease in interest costs primarily as a result of the of the redemption of unsecured corporate bonds; and

•	in 2013, a decrease in Accounts payable and accrued expenses primarily attributable to a settlement with the 2006 Lenders.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(417.8) million for the nine months ended September 30, 2014 and $424.0 million for the nine months ended September 30, 2013.  Significant components of net cash used in investing activities include:

•	in 2014, development of real estate and property improvements, $(453.7) million;

•	in 2014, distributions received from our Unconsolidated Real Estate Affiliates in excess of income, $365.0 million;

•	in 2013, development of real estate and property improvements, $(316.7) million; and

•	in 2013, distributions received from our Unconsolidated Real Estate Affiliates in excess of income, $172.5 million.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(686.2) million for the nine months ended September 30, 2014 and $(1,051.5) million for the nine months ended September 30, 2013.  Significant components of net cash used in financing activities include:

•	in 2014, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, of $1,887 million net of principal payments of $(1,595) million;

•	in 2014, the acquisition of 27.6 million shares of our common stock $(555.8) million;

•	in 2014, cash distributions paid to common stockholders of $(392.7) million;

•	in 2013, proceeds from the refinancing or issuance of mortgages, notes, and loans payable of $5,068 million, net of principal payments of $(4,839) million;

•	in 2013, proceeds from the issuance of preferred stock, $242.0 million;

•	in 2013, purchase of the Fairholme and Blackstone Warrants $(633.2) million (Note 9); and

•	in 2013, cash distributions paid to common stockholders of $(328.7) million.

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

The following tables reconcile operating income to NOI and Company NOI (dollars in thousands) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating income	$238,740	$193,933	$669,241	$588,447

Management fees and other corporate revenues	(17,355)	(17,336)	(51,759)	(50,575)
Property management and other costs	34,516	41,446	119,572	123,344
General and administrative	12,778	10,522	52,609	34,578
Depreciation and amortization	184,033	188,079	534,096	566,470
Loss on sales of investment properties	—	—	44	—
Noncontrolling interest in NOI of Consolidated Properties and other	(4,646)	(3,866)	(13,623)	(11,085)
NOI of unconsolidated properties	104,979	100,408	309,680	287,618
Total NOI adjustments	314,305	319,253	950,619	950,350
Proportionate NOI	553,045	513,186	1,619,860	1,538,797
Company NOI adjustments:
Straight-line rent	(13,252)	(14,399)	(43,827)	(46,192)
Above and below-market leases amortization, net	15,987	23,203	65,881	68,079
Real estate tax stabilization agreement	1,490	1,578	4,469	4,734
Amortization of below-market ground leases	1,300	6,001	3,895	8,765
Total Company NOI adjustments	5,525	16,383	30,418	35,386
Company NOI	$558,570	$529,569	$1,650,278	$1,574,183

The following tables reconcile Net income attributable to common stockholders to FFO and Company FFO for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income attributable to General Growth Properties, Inc.	$74,608	$27,483	$376,372	$225,337

Depreciation and amortization of capitalized real estate costs	231,901	230,441	668,833	688,713
(Gains) losses on sales of investment properties	(7,603)	2,872	(131,319)	189
Gains from changes in control of investment properties	—	—	—	(219,784)
Noncontrolling interests in depreciation of Consolidated Properties	(2,554)	(1,806)	(6,484)	(5,363)
Provision for impairment excluded from FFO of discontinued operations	—	—	—	4,975
Redeemable noncontrolling interests	412	160	2,049	1,563
Depreciation and amortization of discontinued operations	451	8,193	2,841	19,375
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(10,094)
Total FFO adjustments	218,623	235,876	523,968	479,574
Proportionate FFO	293,231	263,359	900,340	704,911
Company FFO Adjustments:
Straight-line rent	(13,252)	(14,399)	(43,827)	(46,192)
Above and below-market leases amortization, net	15,987	23,203	65,881	68,079
Real estate tax stabilization agreement	1,490	1,578	4,469	4,734
Amortization of below-market ground leases	1,300	6,001	3,895	8,765
General and Administrative	—	—	17,854	—
Interest Income	(205)	—	(279)	—
Interest expense (1)	105	1,526	11,606	3,355
Loss on foreign currency	15,972	—	7,017	—
Warrant liability adjustment	—	—	—	40,546
Loss on extinguishment of debt	—	—	—	36,478
Benefit from income taxes	(6,317)	—	(2,775)	—
FFO from discontinued operations	(61)	2,561	(65,953)	(18,108)
Company FFO	$308,250	$283,829	$898,228	$802,568

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

Tax Indemnification Liability

Pursuant to the Investment Agreements, the Company has indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million.  Under certain circumstances, the Company agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million.  The IRS disagrees with the method used to report gains for income tax purposes that are the subject of the MPC taxes.  As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court, contesting this liability for the 2007 and 2008 years and a trial was held in 2012.  The United States Tax Court rendered its opinion on June 2, 2014, in favor of the IRS. On September 15,

2014, the United States Tax Court formally entered its decision awarding the IRS $144.1 million in taxes for 2007 and 2008. Interest of approximately $60 million has accrued as of September 30, 2014 and will continue to accrue until paid. The parties have until December 15, 2014 to file a notice of appeal. The Internal Revenue Service has opened an audit for these two taxpayers for 2009 through 2011 with respect to MPC Taxes; however, the Company does not expect any material taxes or interest or penalties to be due for these years based on a change to the method outlined by the United States Tax Court.

The Company has accrued approximately $322 million related to the tax indemnification liability on our Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013.  As a result of the Company's consideration of the risks associated with this matter, including the timing of recognition of indemnified and non-indemnified income by HHC, the use of specific deductions, and the ultimate amount of indemnified income recognized, as well as discussions with counsel, the Company believes that the aggregate liability recorded of approximately $322 million represents management’s best estimate of our liability as of September 30, 2014, and that the probability that the Company will incur a loss in excess of this amount is remote.

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

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, has been filed with the SEC on November 5, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2014. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: November 5, 2014	By:	/s/ Michael Berman
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

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, has been filed with the SEC on November 5, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.