Form 10-K
period 2014-12-31
General Growth Properties, Inc.
filed 2015-03-02
CIK 1496048

Use these links to rapidly review the document

GENERAL GROWTH PROPERTIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate by check mark whether the registrant has filed all reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒    No ☐
On June 30, 2014, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $13.5 billion based upon the closing price of the common stock on such date.
As of February 23, 2015, there were 885,438,817 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on April 16, 2015 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2014

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
Our Company and Strategy
Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio primarily comprised of Class A malls (defined by sales per square foot) and urban retail properties. Our retail properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of such activity. As of December 31, 2014, we own, either entirely or with joint venture partners, 128 retail properties located throughout the United States comprising approximately 127 million square feet of gross leasable area ("GLA").
Our portfolio generated total comparable tenant sales (all less anchors) of $20.5 billion and comparable tenant sales (<10,000 square feet) of $570 per square foot during 2014. We have 74 Class A retail properties reporting tenant sales (all less anchors) of $16.5 billion and tenant sales (<10,000 square feet) of $665 per square foot that contribute approximately 74% of our share of Company net operating income ("Company NOI" as defined in Item 7). The quality of our portfolio is further summarized in the table below which indicates the 74 Class A retail properties and their contribution to our 2014 share of Company NOI. Sales (all less anchors) is presented as total sales volume in millions of dollars and Sales (<10,000 sq ft) is presented as sales per square foot in dollars.

Top Retail Properties	2014 Sales (all less anchors)	2013 Sales (all less anchors)	2014 Sales (<10,000 sq ft)	2013 Sales (<10,000 sq ft)	Sales Growth (all less anchors)	Sales Growth (<10,000 sq ft)	% of Company NOI
Top 10	$3,877	$3,489	$1,485	$1,290	11.1%	15.1%	17.4%
Top 30	9,107	8,596	881	827	5.9%	6.5%	38.8%
Top 50	12,976	12,470	759	724	4.1%	4.8%	57.1%
Top 100	18,896	18,319	603	583	3.1%	3.4%	90.7%
Total Retail Properties	20,518	19,957	570	564	2.8%	1.1%	100.0%
74 Class A Retail Properties	16,492	15,949	665	640	3.4%	3.9%	73.6%
Our long-term earnings growth is driven by:
1)contractual fixed rental increases;
2)positive re-leasing spreads on a suite-to-suite basis;
3)value creation from redevelopment projects;
4)opportunistic acquisition of high quality retail properties; and
5)managing operating expenses.
As of December 31, 2014 our total leased space (as defined in Item 7) was 97.2%, representing an increase of 0.1% from December 31, 2013. On a suite-to-suite basis, the leases commencing occupancy in 2014 exhibited initial rents that were 18.3% higher than the final rents paid on expiring leases compared to 12.3% for those commencing in 2013.
We have identified approximately $2.4 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve stabilized returns on cost of approximately 9-11% for all projects.
We may recycle capital by opportunistically investing in high quality retail properties. We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Transactions
During 2014, we completed transactions that promote our long-term strategy as summarized below (figures shown represent our proportionate share):

•
acquired interests in five retail properties located in New York City, Miami, and Bellevue (WA) for total consideration of $690.2 million (excluding closing costs), which included equity of $405.5 million and the assumption of debt of $310.2 million (Note 3);

•
sold interests in four assets for total consideration of $299.9 million, which resulted in a gain of $142.5 million. We used the proceeds from these transactions to repay debt of $132.9 million. Additionally, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $66.7 million and a reduction of property level debt of $79 million;

•	transferred six office properties and cash for total consideration of $268.0 million in full settlement of our $322.0 million tax indemnification liability (Note 18);

•	sold a 49% interest in Bayside Marketplace located in Miami to a joint venture partner for total consideration of $196 million; and

•	acquired 27.6 million of our common shares at $20.12 per share for a total price of approximately $556 million.
Segments
We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company NOI in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue, Company NOI, or combined assets. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.
For the year ended December 31, 2014, our largest tenant, Limited Brands, Inc., (based on common parent ownership) accounted for approximately 3.6% of rents. Our three largest tenants, Limited Brands, Inc., The Gap, Inc., and Foot Locker, Inc., in aggregate, comprised approximately 9.4% of rents.
Competition
In order to maintain and increase our competitive position within a marketplace we:

•	strategically locate tenants within each property to achieve a merchandising strategy that promotes cross-shopping and maximizes sales;

•	introduce new concepts to the property which may include restaurants, theaters, and first-to-market retailers;

•	invest capital to provide the right environment for our tenants and consumers, including aesthetic, technological, and infrastructure improvements; and

•	ensure our properties are clean, secure and comfortable.
We believe the high-quality nature of our properties enables us to compete effectively for retailers and consumers.
Environmental Matters
Under various federal, state or local laws, ordinances and regulations, an owner of real estate may be liable for the costs of remediation of certain hazardous or toxic substances on such real estate. These laws may impose liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The costs of remediation may be substantial and may adversely affect the owner's ability to sell or borrow against such real estate as collateral. In connection with the ownership and operation of our properties, we, or the relevant joint venture through which the property is owned, may be liable for such costs.

Substantially all of our properties have been subject to a Phase I environmental site assessment, which is intended to evaluate the environmental condition of the subject property and its surroundings. Phase I environmental assessments typically include a historical review, a public records review, a site visit and interviews, but do not include sampling or subsurface investigations.
As of December 31, 2014, the Phase I environmental site assessments have not revealed any environmental conditions that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that these assessments do not reveal all potential environmental liabilities or that conditions have changed since the assessment was prepared (typically, at the time the property was purchased or developed).
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
Financing Policies
We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. We generally seek to finance individual properties on a secured basis with laddered maturities. However, mortgage financing instruments usually limit additional indebtedness on those properties. Typically, we invest in or form separate legal entities to assist us in obtaining permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party or as a securitized financing. These legal entities are structured so that they would not necessarily be consolidated in the event we became subject to a bankruptcy proceeding or liquidation. We decide upon the structure of the financing based upon the best terms available to us and whether the proposed financing is consistent with our other business objectives. We seek to minimize corporate recourse and cross collateralization and adhere to investment grade debt levels. We include the outstanding securitized debt of legal entities owning consolidated properties as part of our consolidated indebtedness.
We are party to a revolving credit facility that requires us to satisfy certain affirmative and negative covenants and to meet financial ratios and tests, which may include ratios and tests based on leverage, interest coverage and net worth.
If our Board of Directors determines to seek additional capital, we may raise that capital through additional public equity or preferred equity offerings, public debt offerings, debt financing, by creating joint ventures with existing ownership interests in properties or a combination of these methods. Our ability to retain cash flow is limited by the requirement for REITs to distribute at least 90% of their taxable income. We are also subject to federal income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains.
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

We have a dividend reinvestment plan ("DRIP"). We may determine to pay dividends in a combination of cash and shares of common stock.
Conflict of Interest Policies
We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for NYSE companies. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our Related Party Transaction Policy, including such transactions with Brookfield (as defined in Note 1), our largest stockholder.
Policies With Respect To Certain Other Activities
We intend to make investments that are consistent with our qualification as a REIT, unless the Board of Directors determines that it is no longer in our best interests to qualify as a REIT. We have authority to offer shares of our common stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may issue shares of our common stock, or cash at our option, to holders of units of limited partnership interest in the Operating Partnerships (as defined in Note 1) in future periods upon exercise of such holders' rights under the Operating Partnerships' agreements. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate.
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
Employees
As of January 23, 2015, we had approximately 1,800 employees.
Insurance
We have comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.
Qualification as a REIT
The Company intends to maintain REIT status, and therefore our operations will not be subject to federal income tax on real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2014, 2013 and 2012 has been presented in Note 11.
Available Information
Our Internet website address is www.ggp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Interactive Data Files, Current Reports on Form 8-K and amendments to those reports are available and may be accessed free of charge through the Investors section of our Internet website under the Financial Information subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Our Internet website and included or linked information on the website are not intended to be incorporated into this Annual Report. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at http://www.sec.gov.

ITEM 1A.    RISK FACTORS
Business Risks
Our revenues and available cash are subject to conditions affecting the retail sector
Our real property investments are influenced by the retail sector, which may be negatively impacted by increased unemployment, increased federal income and payroll taxes, increased health care costs, increased state and local taxes, increased real estate taxes, industry slowdowns, lack of availability of consumer credit, weak income growth, increased levels of consumer debt, poor housing market conditions, adverse weather conditions, natural disasters, plant closings, and other factors. Similarly, local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the supply and creditworthiness of current and prospective tenants may negatively impact our properties.
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
We may be unable to lease space in our properties on favorable terms or at all
Our results of operations depend on our ability to continue to lease space in our properties, including vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix, or leasing properties on economically favorable terms. Because approximately 10% to 11% percent of our total leases expire annually, we are continually focused on leasing our properties. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases.
The bankruptcy or store closures of national tenants, which are tenants with chains of stores in many of our properties, may adversely affect our revenues
Our leases generally contain provisions designed to ensure the creditworthiness of the tenant. However, companies in the retail industry, including some of our tenants, have declared bankruptcy, or from time to time, have voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. As a result, the bankruptcy or closure of a national tenant may adversely affect our revenues. In addition, such closings may allow other tenants to modify their leases to terms that are less favorable for us, also adversely impacting our revenues. For example, certain of our lease agreements include a co-tenancy provision that allows the tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels. Therefore, if occupancy or tenancy falls below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced.
It may be difficult to sell real estate quickly, and transfer restrictions apply to some of our properties
Real estate investments are relatively illiquid, which may limit our ability to strategically change our portfolio promptly in response to changes in economic or other conditions. If revenues from a property decline but the related expenses do not, the income and cash available to us would be adversely affected. If it becomes necessary or desirable for us to dispose of one or more of our mortgaged properties, we may not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available to us.
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
We develop, expand and acquire properties and these activities are subject to risks due to economic factors
Capital investment to expand or develop properties is anticipated to be an ongoing part of our strategy. In connection with such projects, we will be subject to various risks, which may result in lower than expected returns or a loss. These risks include the following:
•we may not have sufficient capital to proceed with planned expansion or development activities;
•construction costs of a project may exceed original estimates;
•we may not be able to obtain zoning, occupancy or other required governmental permits and authorizations;

•income from completed projects may not meet projections; and

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
We are in a competitive business
There are numerous retail formats that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from retailers at other malls, lifestyle and power centers, outlet malls and other discount shopping centers, discount shopping clubs, Internet sales, catalog companies, and telemarketing. Competition of these types could adversely affect our revenues and cash flows.
We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include REITs, public and private financial institutions, and private institutional investors.
Our ability to realize our strategies and capitalize on our competitive strengths are dependent on our ability to effectively operate a large portfolio of high quality properties, maintain good relationships with our tenants and consumers, and remain well-capitalized. Our failure to do any of the foregoing could affect our ability to compete effectively in the markets in which we operate.
Some of our properties are subject to potential natural or other disasters
A number of our properties are located in areas that are subject to natural or other disasters, including hurricanes and earthquakes. Furthermore, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. For example, certain of our properties are located in California and Hawaii or in other areas with a higher risk of natural disasters such as earthquakes or tsunamis.
Possible terrorist activity or other acts or threats of violence and threats to public safety could adversely affect our financial condition and results of operations
Terrorist attacks and threats of terrorist attacks in the United States or other acts or threats of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties.
Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be reduced or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by such attacks and threats of attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts and threats might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.
Information technology failures and data security breaches could harm our business
We use information technology, digital telecommunications and other computer resources to carry out important operational activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources.
A significant and extended disruption in the functioning of these resources, including our primary website, could damage our reputation and cause us to lose customers, tenants, revenues, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues, expenses that we may not be able to recover in whole or in any part from our service providers or responsible parties, or their or our insurers.
We may incur costs to comply with environmental laws
Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell, lease or borrow with respect to the real estate. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments, and also govern emissions of and exposure to asbestos fibers in the air. Federal, state and local laws also regulate the operation and removal of underground storage tanks. In connection with the ownership, operation and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.
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
Deflation may have an impact on our ability to repay our debt. Deflation may delay consumption and thus weaken tenant sales, which may reduce our tenants' ability to pay rents. Deflationary pressure on retailers may diminish their ability to rent our space and decrease our ability to re-lease the space on favorable terms to us.
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

We share control of some of our properties with other investors and may have conflicts of interest with those investors
For the Unconsolidated Properties (as defined in Note 1), we are required to make decisions with the other investors who have interests in the respective property or properties. For example, the approval of certain of the other investors is required with respect to operating budgets and refinancing, encumbering, expanding or selling any of these properties, to make distributions, as well as to bankruptcy decisions related to the Unconsolidated Properties and related joint ventures. We might not have the same interests as the other investors in relation to these transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.
In addition, various restrictive provisions and rights apply to sales or transfers of interests in our jointly owned properties. As such, we might be required to make decisions about buying or selling interests in a property or properties at a time that is not desirable.
Bankruptcy of our joint venture partners could impose delays and costs on us with respect to the jointly owned retail properties
The bankruptcy of one of the other investors in any of our jointly owned properties could materially and adversely affect the respective property or properties. Pursuant to the Bankruptcy Code, we would be precluded from taking some actions affecting the estate of the other investor without prior court approval which would, in most cases, entail prior notice to other parties and a hearing. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than would otherwise be required.
We are impacted by tax-related obligations to some of our partners
We own certain properties through partnerships that have arrangements in place that protect the deferred tax situation of our existing third party limited partners. Violation of these arrangements could impose costs on us. As a result, we may be restricted with respect to decisions such as financing, encumbering, expanding or selling these properties.
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
We provide financial support for a number of joint venture partners
We provide financing to some of our joint venture partners. As of December 31, 2014, we have provided venture partners loans of $169.4 million (of which $164.1 million is secured by the respective partnership interests). A default by a joint venture partner under their debt obligation may result in a loss.
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

The ownership limit.    Generally, for us to qualify as a REIT under the Code for a taxable year, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer "individuals" at any time during the last half of such taxable year. Our charter provides that no one individual may own more than 9.9% of the outstanding shares of capital stock unless our board of directors provides a waiver from the ownership restrictions. As of February 4, 2015, Brookfield's potential ownership of the Company (assuming full share settlement of the Warrants (Note 9)), including (i) the effect of shares issuable upon exercise of the Warrants owned by Brookfield or managed by Brookfield on behalf of third parties and (ii) shares managed by Brookfield on behalf of third parties, is 39.8%, which is stated in their Form 13D filed on the same date. The Code defines "individuals" for purposes of the requirement described above to include some types of entities. However, our certificate of incorporation also permits us to exempt a person from the ownership limit described therein upon the satisfaction of certain conditions which are described in our certificate of incorporation.
Selected provisions of our charter documents.    Our charter authorizes the board of directors:
•to cause us to issue additional authorized but unissued shares of common stock or preferred stock;
•to classify or reclassify, in one or more series, any unissued preferred stock; and
•to set the preferences, rights and other terms of any classified or reclassified stock that we issue.
Selected provisions of our bylaws.    Our amended and restated bylaws contain the following limitations:
•the inability of stockholders to act by written consent;

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

There is a risk of investor influence over our company that may be adverse to our best interests and those of our other shareholders
Brookfield owns, or manages on behalf of third parties, a significant portion of the shares of our common stock (excluding shares issuable upon the exercise of Warrants) as of December 31, 2014. The effect of the exercise of the Warrants by Brookfield or the election to receive future dividends in the form of common stock, would further increase their ownership. Due to the Warrants, Brookfield's potential ownership amount will continue to change due to payments of dividends and changes in our stock price.
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
Brookfield has the right to designate three directors of our Board of Directors as long as it owns 20% or greater of our outstanding shares as stated under the Investment Agreements (defined in Note 1). As long as Brookfield owns directly or indirectly, a substantial portion of our outstanding shares, subject to the terms of the standstill agreements, it would be able to exert significant influence over us, including:
•the composition of our board of directors;
•direction and policies, including the appointment and removal of officers;
•the determination of incentive compensation, which may affect our ability to retain key employees;
•any determinations with respect to mergers or other business combinations;
•our acquisition or disposition of assets;
•our financing decisions and our capital raising activities;
•the payment of dividends;
•conduct in regulatory and legal proceedings; and
•amendments to our certificate of incorporation.
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
Liquidity Risks
Our indebtedness could adversely affect our financial health and operating flexibility
As of December 31, 2014, we had $20.0 billion aggregate principal amount of indebtedness outstanding at our proportionate share, net of noncontrolling interest, which includes $100.0 million under our revolving credit facility, $3.9 billion of our share of unconsolidated debt, and our Junior Subordinated Notes of $206.2 million. Our indebtedness may have important consequences to us and the value of our equity, including:

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
•incur indebtedness;
•create liens on assets;
•sell assets;
•manage our cash flows;
•transfer assets to other subsidiaries;
•make capital expenditures;
•engage in mergers and acquisitions; and
•make distributions to equity holders, including holders of our common stock.
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
We may not be able to refinance, extend or repay our Consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates
As of December 31, 2014, our proportionate share of total debt, including the $206.2 million of Junior Subordinated Notes and $100.0 million under our revolving credit facility, aggregated $20.0 billion consisting of our consolidated debt, net of noncontrolling interest, of $16.1 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates (Note 6) of $3.9 billion. Of our proportionate share of total debt, $1.9 billion (excluding the corporate revolver) is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder. There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans. If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.
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
Risks Related to the Distribution of HHC
We have indemnified HHC for certain tax liabilities
Pursuant to the Investment Agreements, we indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to certain taxes related to sales in GGP, Inc.'s Master Planned Communities segment prior to March 31, 2010. On December 12, 2014, we reached a settlement with HHC for $268.0 million which consisted of cash and the transfer of six office properties in full satisfaction of the $322.0 million tax indemnification liability. This payment resulted in a gain of approximately $77.2 million as reflected in our consolidated financial statements for the year ended December 31, 2014 (Note 18).
FORWARD-LOOKING INFORMATION
Refer to Item 7.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our investments in real estate as of December 31, 2014 consisted of our interests in retail properties. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. We manage substantially all of our Consolidated Properties (defined in Note 1) and provide management, leasing, and other services to a majority of our Unconsolidated Properties. Information regarding encumbrances on our properties is included here and on Schedule III of this Annual Report.
Mall and freestanding GLA includes in-line mall shop and outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a mall) and excludes anchors and tenant-owned GLA.
Anchors have traditionally been a major component of a mall and play an important role in maintaining customer traffic and making the centers desirable locations for mall store tenants. Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to mall store tenants. We also typically enter into long-term reciprocal agreements with anchors that provide for, among other things, mall and anchor operating covenants and anchor expense participation. The malls in our portfolio receive a smaller percentage of their operating income from anchors than from mall stores (other than anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center.
RETAIL PROPERTIES
The following sets forth certain information regarding our properties as of December 31, 2014:

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
Consolidated Retail Properties
1	Ala Moana Center (1)	Honolulu, HI	100%	2,182,317	955,642	99.3%	Macy's, Neiman Marcus, Nordstrom, Bloomingdale's
2	Apache Mall (1)	Rochester, MN	100%	778,076	264,960	98.6%	Herberger's, JCPenney, Macy's, Scheel's
3	Augusta Mall (1)	Augusta, GA	100%	1,101,170	503,947	97.8%	Dillard's, JCPenney, Macy's, Sears

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
4	Baybrook Mall	Friendswood (Houston), TX	100%	1,260,994	443,458	99.3%	Dillard's, JCPenney, Macy's, Sears
5	Beachwood Place	Beachwood, OH	100%	909,127	344,780	97.1%	Dillard's, Nordstrom, Saks Fifth Avenue
6	Bellis Fair	Bellingham (Seattle), WA	100%	760,967	422,657	98.2%	JCPenney, Kohl's, Macy's, Target
7	Boise Towne Square (1)	Boise, ID	100%	1,210,423	422,466	96.2%	Dillard's, JCPenney, Macy's, Sears, Kohl's
8	Brass Mill Center	Waterbury, CT	100%	1,179,405	444,588	97.0%	Burlington Coat Factory, JCPenney, Macy's, Sears
9	Coastland Center (1)	Naples, FL	100%	928,074	337,684	98.0%	Dillard's, JCPenney, Macy's, Sears
10	Columbia Mall	Columbia, MO	100%	735,688	314,628	91.5%	Dillard's, JCPenney, Sears, Target
11	Columbiana Centre	Columbia, SC	100%	820,549	268,995	98.1%	Belk, Dillard's, JCPenney
12	Coral Ridge Mall	Coralville (Iowa City), IA	100%	1,062,503	521,542	99.4%	Dillard's, JCPenney, Target, Younkers
13	Coronado Center (1)	Albuquerque, NM	100%	1,092,513	505,866	99.9%	JCPenney, Kohl's, Macy's, Sears
14	Crossroads Center	St. Cloud, MN	100%	891,733	368,291	97.4%	JCPenney, Macy's, Sears, Target
15	Cumberland Mall	Atlanta, GA	100%	1,028,223	380,239	99.3%	Costco, Macy's, Sears
16	Deerbrook Mall	Humble (Houston), TX	100%	1,210,927	557,387	98.3%	Dillard's, JCPenney, Macy's, Sears
17	Eastridge Mall WY	Casper, WY	100%	564,928	275,132	95.7%	JCPenney, Macy's, Sears, Target
18	Eastridge Mall CA	San Jose, CA	100%	1,231,118	558,857	98.8%	JCPenney, Macy's, Sears
19	Fashion Place (1)	Murray, UT	100%	1,043,071	442,293	97.6%	Dillard's, Nordstrom
20	Fashion Show	Las Vegas, NV	100%	1,842,372	709,084	99.0%	Dillard's, Macy's, Macy's Mens, Neiman Marcus, Nordstrom, Saks Fifth Avenue
21	Four Seasons Town Centre	Greensboro, NC	100%	1,078,099	436,083	95.7%	Belk, Dillard's, JCPenney
22	Fox River Mall	Appleton, WI	100%	1,191,779	596,865	98.4%	JCPenney, Macy's, Sears, Target, Younkers
23	Glenbrook Square	Fort Wayne, IN	100%	1,225,364	448,494	95.9%	JCPenney, Macy's, Sears, Carson's
24	Governor's Square (1)	Tallahassee, FL	100%	1,034,470	342,865	97.4%	Dillard's, JCPenney, Macy's, Sears
25	Grand Teton Mall	Idaho Falls, ID	100%	627,132	209,933	93.8%	Dillard's, JCPenney, Macy's, Sears
26	Greenwood Mall	Bowling Green, KY	100%	850,436	421,383	97.7%	Dillard's, JCPenney, Macy's, Sears
27	Hulen Mall	Ft. Worth, TX	100%	994,455	397,885	94.8%	Dillard's, Macy's, Sears
28	Jordan Creek Town Center	West Des Moines, IA	100%	1,351,015	748,175	99.1%	Dillard's, Younkers
29	Lakeside Mall	Sterling Heights, MI	100%	1,500,944	480,226	87.4%	JCPenney, Lord & Taylor, Macy's, Macy's Mens & Home, Sears
30	Lynnhaven Mall	Virginia Beach, VA	100%	1,131,693	600,301	98.9%	Dillard's, JCPenney, Macy's
31	Mall Of Louisiana	Baton Rouge, LA	100%	1,572,700	623,436	98.7%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Sears
32	Mall St. Matthews	Louisville, KY	100%	1,020,271	506,136	97.9%	Dillard's, Dillard's Men's & Home, JCPenney
33	Market Place Shopping Center	Champaign, IL	100%	947,699	411,953	97.8%	Bergner's, JCPenney, Macy's,
34	Mayfair	Wauwatosa (Milwaukee), WI	100%	1,527,260	574,959	97.3%	Boston Store, Macy's, Nordstrom
35	Meadows Mall	Las Vegas, NV	100%	944,573	307,720	97.2%	Dillard's, JCPenney, Macy's, Sears
36	Mondawmin Mall	Baltimore, MD	100%	450,078	384,726	99.8%	—

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
37	Newgate Mall (1)	Ogden (Salt Lake City), UT	100%	669,522	331,729	95.9%	Dillard's, Sears, Burlington Coat Factory
38	North Point Mall	Alpharetta (Atlanta), GA	100%	1,330,216	427,215	90.4%	Dillard's, JCPenney, Macy's, Sears, Von Maur
39	North Star Mall	San Antonio, TX	100%	1,245,959	550,635	99.7%	Dillard's, JCPenney, Macy's, Saks Fifth Avenue
40	Northridge Fashion Center	Northridge (Los Angeles), CA	100%	1,460,619	636,176	98.5%	JCPenney, Macy's, Sears
41	Northtown Mall (1)	Spokane, WA	100%	914,472	395,592	91.9%	JCPenney, Kohl's, Macy's, Sears
42	Oak View Mall	Omaha, NE	100%	860,116	255,930	93.9%	Dillard's, JCPenney, Sears, Younkers
43	Oakwood Center	Gretna, LA	100%	911,220	397,192	97.8%	Dillard's, JCPenney, Sears
44	Oakwood Mall	Eau Claire, WI	100%	818,547	403,703	96.5%	JCPenney, Macy's, Sears, Younkers
45	Oglethorpe Mall	Savannah, GA	100%	942,942	406,358	97.1%	Belk, JCPenney, Macy's, Sears
46	Oxmoor Center (1)	Louisville, KY	94%	918,794	351,584	98.4%	Macy's, Sears, Von Maur
47	Paramus Park (1)	Paramus, NJ	100%	765,650	306,593	96.6%	Macy's, Sears
48	Park City Center	Lancaster (Philadelphia), PA	100%	1,444,595	541,430	96.0%	The Bon Ton, Boscov's, JCPenney, Kohl's, Sears
49	Park Place	Tucson, AZ	100%	1,051,044	469,587	98.3%	Dillard's, Macy's, Sears
50	Peachtree Mall	Columbus, GA	100%	725,848	290,633	94.8%	Dillard's, JCPenney, Macy's
51	Pecanland Mall	Monroe, LA	100%	964,641	349,205	97.6%	Belk, Burlington Coat Factory, Dillard's, JCPenney, Sears
52	Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	100%	1,134,700	353,425	99.9%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Macy's Home Store, Sears
53	Pioneer Place (1)	Portland, OR	100%	635,860	348,235	90.3%	—
54	Prince Kuhio Plaza (1)	Hilo, HI	100%	507,120	320,700	96.6%	Macy's, Sears
55	Providence Place (1)	Providence, RI	94%	1,252,351	734,231	99.8%	JCPenney, Macy's, Nordstrom
56	Provo Towne Centre (1)	Provo, UT	75%	792,056	300,337	86.9%	Dillard's, JCPenney, Sears
57	Quail Springs Mall	Oklahoma City, OK	100%	1,116,053	450,457	95.4%	Dillard's, JCPenney, Macy's, Von Maur
58	Red Cliffs Mall	St. George, UT	100%	442,354	150,019	99.7%	Dillard's, JCPenney, Sears
59	Ridgedale Center	Minnetonka, MN	100%	1,230,318	305,715	93.8%	JCPenney, Sears, Macy's, Nordstrom
60	River Hills Mall	Mankato, MN	100%	717,531	353,589	92.4%	Herberger's, JCPenney, Sears, Target
61	Rivertown Crossings	Grandville (Grand Rapids), MI	100%	1,267,529	631,904	97.5%	JCPenney, Kohl's, Macy's, Sears, Younkers
62	Rogue Valley Mall	Medford (Portland), OR	100%	636,850	279,866	85.2%	JCPenney, Kohl's, Macy's, Macy's Home Store
63	Sooner Mall	Norman, OK	100%	487,774	220,869	99.5%	Dillard's, JCPenney, Sears
64	Southwest Plaza (2)	Littleton, CO	100%	1,204,275	503,977	89.1%	Dillard's, JCPenney, Macy's, Sears
65	Spokane Valley Mall (1)	Spokane, WA	75%	866,196	350,585	95.2%	JCPenney, Macy's, Sears
66	Staten Island Mall	Staten Island, NY	100%	1,261,345	529,664	97.9%	Macy's, Sears, JCPenney
67	Stonestown Galleria	San Francisco, CA	100%	835,635	407,342	99.8%	Macy's, Nordstrom
68	The Crossroads	Portage (Kalamazoo), MI	100%	769,262	266,301	95.5%	Burlington Coat Factory, JCPenney, Macy's, Sears
69	The Gallery At Harborplace (1)	Baltimore, MD	100%	414,788	131,467	89.1%	—
70	The Maine Mall (1)	South Portland, ME	100%	1,005,417	506,311	99.3%	The Bon Ton, JCPenney, Macy's, Sears
71	The Mall In Columbia	Columbia, MD	100%	1,434,541	634,373	98.9%	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
72	The Oaks Mall	Gainesville, FL	100%	902,540	344,673	94.1%	Belk, Dillard's, JCPenney, Macy's, Sears
73	The Parks At Arlington	Arlington (Dallas), TX	100%	1,510,385	761,440	98.8%	Dillard's, JCPenney, Macy's, Sears
74	The Shoppes At Buckland Hills	Manchester, CT	100%	1,064,140	551,529	93.8%	JCPenney, Macy's, Macy's Mens & Home, Sears
75	The Shops At Fallen Timbers	Maumee, OH	100%	606,056	344,554	96.1%	Dillard's, JCPenney
76	The Shops at La Cantera	San Antonio, TX	75%	1,315,477	617,702	97.7%	Dillard's, Macy's, Neiman Marcus, Nordstrom
77	The Streets At Southpoint	Durham, NC	94%	1,334,710	608,363	99.2%	Hudson Belk, JCPenney, Macy's, Nordstrom, Sears
78	The Woodlands Mall	Woodlands (Houston), TX	100%	1,377,748	624,839	99.5%	Dillard's, JCPenney, Macy's, Nordstrom
79	Town East Mall	Mesquite (Dallas), TX	100%	1,222,792	413,406	98.6%	Dillard's, JCPenney, Macy's, Sears
80	Tucson Mall (1)	Tucson, AZ	100%	1,278,230	609,467	96.8%	Dillard's, JCPenney, Macy's, Sears
81	Tysons Galleria (1)	McLean (Washington, D.C.), VA	100%	820,209	308,276	96.3%	Macy's, Neiman Marcus, Saks Fifth Avenue
82	Valley Plaza Mall	Bakersfield, CA	100%	1,177,462	520,494	99.3%	JCPenney, Macy's, Sears, Target
83	Visalia Mall	Visalia, CA	100%	429,679	172,679	96.2%	JCPenney, Macy's
84	Westlake Center	Seattle, WA	100%	108,937	108,937	97.3%	—
85	Westroads Mall	Omaha, NE	100%	1,046,862	517,826	98.3%	JCPenney, Von Maur, Younkers
86	White Marsh Mall	Baltimore, MD	100%	1,161,444	438,090	97.9%	JCPenney, Macy's, Macy's Home Store, Sears, Boscov's
87	Willowbrook (1)	Wayne, NJ	100%	1,520,406	490,346	100.0%	Bloomingdale's, Lord & Taylor, Macy's, Sears
88	Woodbridge Center	Woodbridge, NJ	100%	1,667,136	650,462	96.6%	Boscov's, JCPenney, Lord & Taylor, Macy's, Sears
89	200 Lafayette	New York, NY	100%	115,104	31,328	100.0%	—
90	830 N. Michigan Ave.	Chicago, IL	100%	121,637	121,637	100.0%	—
		Total Consolidated Retail Properties		91,099,240	38,662,613
Unconsolidated Retail Properties
91	Alderwood	Lynnwood (Seattle), WA	50%	1,321,928	576,934	97.4%	JCPenney, Macy's, Nordstrom, Sears
92	Altamonte Mall	Altamonte Springs (Orlando), FL	50%	1,160,335	481,787	95.8%	Dillard's, JCPenney, Macy's, Sears
93	Bayside Marketplace (1)	Miami, FL	51%	217,523	216,420	98.5%	—
94	Bridgewater Commons	Bridgewater, NJ	35%	987,677	396,017	98.4%	Bloomingdale's, Lord & Taylor, Macy's
95	Carolina Place	Pineville (Charlotte), NC	50%	1,159,892	386,390	96.9%	Belk, Dillard's, JCPenney, Macy's, Sears
96	Christiana Mall (1)	Newark, DE	50%	1,267,009	625,697	99.0%	JCPenney, Macy's, Nordstrom, Target
97	Clackamas Town Center	Happy Valley, OR	50%	1,404,794	629,952	96.8%	JCPenney, Macy's, Macy's Home Store, Nordstrom, Sears
98	First Colony Mall	Sugar Land, TX	50%	1,125,319	506,271	97.6%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's
99	Florence Mall	Florence (Cincinnati, OH), KY	50%	941,107	388,700	92.4%	JCPenney, Macy's, Macy's Home Store, Sears
100	Galleria At Tyler (1)	Riverside, CA	50%	1,012,949	544,741	99.8%	JCPenney, Macy's, Nordstrom
101	Glendale Galleria (1)	Glendale, CA	50%	1,330,737	504,149	98.6%	JCPenney, Macy's, Target, Bloomingdale's
102	Kenwood Towne Centre (1)	Cincinnati, OH	50%	1,161,477	520,156	100.0%	Dillard's, Macy's, Nordstrom
103	Mizner Park (1)	Boca Raton, FL	47%	521,636	177,615	94.4%	Lord & Taylor

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
104	Natick Mall	Natick (Boston), MA	50%	1,695,159	747,509	97.0%	JCPenney, Lord & Taylor, Macy's, Sears, Neiman Marcus, Nordstrom
105	Neshaminy Mall	Bensalem, PA	50%	1,017,515	410,526	96.8%	Boscov's, Macy's, Sears
106	Northbrook Court	Northbrook (Chicago), IL	50%	1,013,978	477,701	95.7%	Lord & Taylor, Macy's, Neiman Marcus
107	Oakbrook Center	Oak Brook (Chicago), IL	48%	2,187,807	874,571	98.0%	Lord & Taylor, Macy's, Neiman Marcus, Nordstrom, Sears
108	Otay Ranch Town Center	Chula Vista (San Diego), CA	50%	638,200	498,200	96.0%	Macy's
109	Park Meadows	Lone Tree, CO	35%	1,580,041	757,041	98.6%	Dillard's, JCPenney, Macy's, Nordstrom
110	Perimeter Mall	Atlanta, GA	50%	1,557,834	504,560	99.0%	Dillard's, Macy's, Nordstrom, Von Maur
111	Pinnacle Hills Promenade	Rogers, AR	50%	1,173,527	359,092	94.0%	Dillard's, JCPenney
112	Plaza Frontenac	St. Louis, MO	55%	484,871	224,158	98.2%	Neiman Marcus, Saks Fifth Avenue
113	Riverchase Galleria	Hoover (Birmingham), AL	50%	1,502,634	562,576	96.2%	Belk, JCPenney, Macy's, Sears, Von Maur
114	Saint Louis Galleria (3)	St. Louis, MO	74%	1,161,070	447,018	97.2%	Dillard's, Macy's, Nordstrom
115	Stonebriar Centre	Frisco (Dallas), TX	50%	1,710,689	845,497	98.7%	Dillard's, JCPenney, Macy's, Nordstrom, Sears
116	The Grand Canal Shoppes (1)	Las Vegas, NV	50%	745,632	626,475	99.1%	Barneys New York
117	The Shops at Bravern	Bellevue, WA	40%	244,869	120,232	91.2%	Neiman Marcus
118	The Shoppes At River Crossing	Macon, GA	50%	710,752	377,533	97.1%	Belk, Dillard's
119	Towson Town Center	Towson, MD	35%	1,022,864	603,735	95.6%	Macy's, Nordstrom
120	Village Of Merrick Park (1)	Coral Gables, FL	55%	840,526	409,263	95.7%	Neiman Marcus, Nordstrom
121	Water Tower Place	Chicago, IL	47%	791,785	406,848	97.9%	Macy's
122	Whaler's Village	Lahaina, HI	50%	103,959	103,959	96.5%	—
123	Willowbrook Mall	Houston, TX	50%	1,444,161	459,789	97.7%	Dillard's, JCPenney, Macy's, Macy's Mens, Sears
124	522 Fifth Avenue	New York, NY	10%	7,978	7,978	100%	—
125	530 Fifth Avenue	New York, NY	50%	57,720	57,720	54.1%	—
126	685 Fifth Avenue	New York, NY	50%	121,123	26,311	100%	—
127	Miami Design District (4)	Miami, FL	12.5%	589,487	503,455	52%	—
128	Union Square	San Francisco, CA	50%	58,986	39,479	100%	—
		Total Unconsolidated Retail Properties		36,075,550	16,406,055
		Total Retail Properties		127,174,790	55,068,668

STRIP CENTERS & OTHER RETAIL
Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
1	Lake Mead & Buffalo (5)	Las Vegas, NV	50%	150,948	64,991	95.8%	—
2	Lockport Mall	Lockport, NY	100%	9,114	—	100.0%	—
3	The Trails Village Center (5)	Las Vegas, NV	50%	174,644	—	95.7%	—
4	Shopping Leblon (6)	Rio de Janeiro, Brazil	35%	249,343	249,343	96.6%	—

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
5	Owings Mills Mall (7)	Owings Mills, MD	51%	1,085,054	438,017	34.0%	JCPenney, Macy's
		Total Strip and Other Retail		1,669,103	752,351

_______________________________________________________________________________
(1)A portion of the property is subject to a ground lease.
(2)Southwest Plaza is currently under redevelopment.

(3)	Ownership of Saint Louis Galleria is more than 50% but management decisions are decided by the joint venture and the entity is unconsolidated for reporting purposes.
(4)Investment is considered cost method for reporting purposes.
(5)Third party managed strip center.
(6)GGP's investment in Brazil is through an ownership interest in Leblon.
(7)The Owings Mills Mall space is currently de-leased in preparation for future opportunities.

MORTGAGES, NOTES AND OTHER DEBT
The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our consolidated properties and our Unconsolidated Real Estate Affiliates, as well as our unsecured corporate debt (dollars in thousands).

Name	GGP Ownership	Proportionate Balance(1)	Maturity Year(2)	Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2014(3)
Fixed Rate
Consolidated Property Level
Boise Towne Plaza	100%	$8,965	2015	$8,765	4.70%	No
Paramus Park	100%	92,095	2015	90,242	4.86%	No
Peachtree Mall	100%	78,226	2015	77,085	5.08%	No
Quail Springs Mall	100%	67,517	2015	66,864	6.74%	No
The Shops at La Cantera	75%	118,345	2015	117,345	5.95%	No
Brass Mill Center	100%	99,814	2016	93,347	4.55%	No
Glenbrook Square	100%	154,352	2016	141,325	4.91%	No
Lakeside Mall	100%	154,011	2016	144,451	4.28%	No
Ridgedale Center	100%	154,646	2016	143,281	4.86%	No
Apache Mall	100%	96,151	2017	91,402	4.32%	No
Beachwood Place	100%	213,432	2017	190,177	5.60%	No
Eastridge (CA)	100%	142,933	2017	127,418	5.79%	Yes - Partial
Four Seasons Town Centre	100%	82,915	2017	72,532	5.60%	No
Mall of Louisiana	100%	211,522	2017	191,409	5.82%	No
Provo Towne Center (4)	75%	30,246	2017	28,886	4.53%	No
Hulen Mall	100%	127,529	2018	118,702	4.25%	No
The Gallery at Harborplace - Other	100%	7,210	2018	190	6.05%	No
Coronado Center	100%	197,534	2019	180,278	3.50%	No
Governor's Square	100%	70,506	2019	66,488	6.69%	No
Oak View Mall	100%	78,966	2019	74,467	6.69%	No
Park City Center	100%	187,362	2019	172,224	5.34%	No
Fashion Place	100%	226,730	2020	226,730	3.64%	No
Mall St. Matthews	100%	186,662	2020	170,305	2.72%	No
Newgate Mall	100%	58,000	2020	58,000	3.69%	No
The Mall In Columbia	100%	350,000	2020	316,928	3.95%	No
Town East Mall	100%	160,270	2020	160,270	3.57%	No
Tucson Mall	100%	246,000	2020	246,000	4.01%	No
Tysons Galleria	100%	318,100	2020	282,081	4.06%	No
Visalia Mall	100%	74,000	2020	74,000	3.71%	No
Deerbrook Mall	100%	145,934	2021	127,934	5.25%	No
Fashion Show - Other	100%	4,570	2021	1,577	6.06%	Yes - Full
Fox River Mall	100%	178,063	2021	156,373	5.46%	No
Northridge Fashion Center	100%	237,466	2021	207,503	5.10%	No
Oxmoor Center	94%	85,318	2021	74,781	5.37%	No
Park Place	100%	189,665	2021	165,815	5.18%	No
Providence Place	94%	342,702	2021	302,577	5.65%	No
Rivertown Crossings	100%	160,861	2021	141,356	5.52%	No
Westlake Center - Land	100%	2,437	2021	2,437	12.90%	Yes - Full
White Marsh Mall	100%	190,000	2021	190,000	3.66%	No
Ala Moana Center	100%	1,400,000	2022	1,400,000	4.23%	No
Bellis Fair	100%	89,778	2022	77,060	5.23%	No
Coastland Center	100%	125,063	2022	102,621	3.76%	No
Coral Ridge Mall	100%	110,155	2022	98,394	5.71%	No
Greenwood Mall	100%	63,000	2022	57,469	4.19%	No
North Star Mall	100%	325,946	2022	270,113	3.93%	No
Rogue Valley Mall	100%	55,000	2022	48,245	4.50%	No
Spokane Valley Mall (4)	75%	45,410	2022	38,484	4.65%	No
The Gallery at Harborplace	100%	79,055	2022	68,096	5.24%	No
The Oaks Mall	100%	134,253	2022	112,842	4.55%	No
The Shoppes at Buckland Hills	100%	124,961	2022	107,820	5.19%	No

Name	GGP Ownership	Proportionate Balance(1)	Maturity Year(2)	Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2014(3)
The Streets at Southpoint	94%	243,094	2022	207,909	4.36%	No
Westroads Mall	100%	151,638	2022	127,455	4.55%	No
Augusta Mall	100%	170,000	2023	170,000	4.36%	No
Boise Towne Square	100%	$132,841	2023	$106,372	4.79%	No
Crossroads Center (MN)	100%	103,785	2023	83,026	3.25%	No
Cumberland Mall	100%	160,000	2023	160,000	3.67%	No
Meadows Mall	100%	159,032	2023	118,726	3.96%	No
Oglethorpe Mall	100%	150,000	2023	136,166	3.90%	No
Pecanland Mall	100%	90,000	2023	75,750	3.88%	No
Prince Kuhio Plaza	100%	43,930	2023	35,974	4.10%	No
Staten Island Mall	100%	258,187	2023	206,942	4.77%	No
Stonestown Galleria	100%	180,000	2023	164,720	4.39%	No
The Crossroads (MI)	100%	98,427	2023	80,833	4.42%	No
The Woodlands	100%	255,242	2023	207,057	5.04%	No
Baybrook Mall	100%	250,000	2024	212,423	5.52%	No
Fashion Show	100%	835,000	2024	835,000	4.03%	No
Jordan Creek Town Center	100%	216,782	2024	177,448	4.37%	No
The Maine Mall	100%	235,000	2024	235,000	4.66%	No
The Parks At Arlington	100%	250,000	2024	212,687	5.57%	No
Woodbridge Center	100%	250,000	2024	220,726	4.80%	No
Pembroke Lakes Mall	100%	260,000	2025	260,000	3.56%	No
Valley Plaza Mall	100%	240,000	2025	206,847	3.75%	No
Willowbrook Mall	100%	360,000	2025	360,000	3.55%	No
North Point Mall	100%	250,000	2026	218,205	4.54%	No
Providence Place - Other	94%	37,165	2028	2,247	7.75%	No
Provo Towne Center Land	75%	2,249	2095	37	10.00%	Yes - Full
Consolidated Property Level		$13,466,048		$12,304,239	4.52%

Unconsolidated Property Level
Alderwood	50%	121,717	2015	120,409	6.65%	No
Shane Plaza	50%	3,006	2016	2,944	5.56%	No
Riverchase Galleria (5)	50%	152,500	2017	152,500	3.86%	No
The Shops at Bravern	40%	21,298	2017	20,273	3.86%	No
Plaza Frontenac	55%	28,600	2018	28,600	3.04%	No
Saint Louis Galleria	74%	158,262	2018	158,262	3.44%	No
First Colony Mall	50%	92,256	2019	84,321	4.50%	No
Natick Mall	50%	225,000	2019	209,699	4.60%	No
The Grand Canal Shoppes	50%	313,125	2019	313,125	4.24%	No
Christiana Mall	50%	117,495	2020	108,697	5.10%	No
Kenwood Towne Centre	70%	155,198	2020	137,191	5.37%	No
Oakbrook Center	48%	202,725	2020	202,725	3.66%	No
Water Tower Place	47%	182,353	2020	171,026	4.36%	No
Northbrook Court	50%	65,410	2021	56,811	4.25%	No
Village of Merrick Park	55%	96,900	2021	85,797	5.73%	No
Whaler's Village	50%	40,000	2021	40,000	5.42%	No
Willowbrook Mall (TX)	50%	101,740	2021	88,965	5.13%	No
Bridgewater Commons	35%	105,000	2022	105,000	3.34%	No
Clackamas Town Center	50%	108,000	2022	108,000	4.18%	No
Florence Mall	50%	45,000	2022	45,000	4.15%	No
Carolina Place	50%	87,500	2023	75,542	3.84%	No
Galleria at Tyler	50%	95,245	2023	76,716	5.05%	No
Lake Mead and Buffalo	50%	2,069	2023	27	7.20%	No
Park Meadows	35%	126,000	2023	112,734	4.60%	No
The Shoppes at River Crossing	50%	38,675	2023	35,026	3.75%	No
The Trails Village Center	50%	5,795	2023	78	8.21%	No
Union Square Portfolio	50%	25,000	2023	25,000	5.12%	No
Stonebriar Centre	50%	140,000	2024	120,886	4.05%	No
Pinnacle Hills Promenade	50%	61,000	2025	48,805	4.13%	No
Altamonte Mall	50%	80,000	2025	69,045	3.72%	No
Towson Town Center	35%	113,761	2025	97,713	3.82%	No

Name	GGP Ownership	Proportionate Balance(1)	Maturity Year(2)	Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2014(3)
Glendale Galleria	50%	215,000	2026	190,451	4.06%	No
Perimeter Mall	50%	137,500	2026	137,500	3.96%	No
Unconsolidated Property Level		$3,463,130		$3,228,868	4.37%
Total Fixed - Property Level		$16,929,178		$15,533,107	4.49%

Consolidated Corporate
Arizona Two (HHC)	100%	$6,735	2015	$573	4.41%	Yes - Full
Consolidated Corporate		$6,735		$573	4.41%
Total Fixed Rate Debt		$16,935,913		$15,533,680	4.49%

Variable Rate
Consolidated Property Level
Columbia Mall	100%	100,000	2018	100,000	Libor + 175 bps	Yes - Full
Columbiana Centre (6)	100%	130,816	2018	128,177	Libor + 175 bps	Yes - Full
Eastridge (WY) (6)	100%	48,228	2018	47,255	Libor + 175 bps	Yes - Full
Grand Teton Mall (6)	100%	48,859	2018	47,873	Libor + 175 bps	Yes - Full
Market Place Shopping Center	100%	113,425	2018	113,425	Libor + 240 bps	No
Mayfair (6)	100%	347,813	2018	340,796	Libor + 175 bps	Yes - Full
Mondawmin Mall (6)	100%	81,011	2018	79,377	Libor + 175 bps	Yes - Full
North Town Mall (6)	100%	89,207	2018	87,407	Libor + 175 bps	Yes - Full
Oakwood (6)	100%	76,913	2018	75,362	Libor + 175 bps	Yes - Full
Oakwood Center (6)	100%	91,413	2018	89,569	Libor + 175 bps	Yes - Full
Pioneer Place (6)	100%	188,185	2018	184,389	Libor + 175 bps	Yes - Full
Red Cliffs Mall (6)	100%	30,261	2018	29,650	Libor + 175 bps	Yes - Full
River Hills Mall (6)	100%	76,283	2018	74,744	Libor + 175 bps	Yes - Full
Sooner Mall (6)	100%	78,931	2018	77,338	Libor + 175 bps	Yes - Full
Southwest Plaza (6)	100%	73,383	2018	71,902	Libor + 175 bps	Yes - Full
The Shops at Fallen Timbers (6)	100%	25,217	2018	24,709	Libor + 175 bps	Yes - Full
200 Lafayette	100%	100,000	2019	100,000	Libor + 250 bps	No
830 North Michigan	100%	85,000	2019	85,000	Libor + 160 bps	No
Ala Moana Construction Loan (7)	100%	228,907	2019	228,907	Libor + 190 bps	Yes - Partial
Lynnhaven Mall	100%	235,000	2019	235,000	Libor + 185 bps	No
Westlake Center	100%	42,500	2019	42,500	Libor + 230 bps	No
Consolidated Property Level		$2,291,352		$2,263,380	2.00%

Unconsolidated Property Level
Miami Design District (8)	13%	44,582	2016	44,582	Libor + 487 bps	No
530 Fifth Avenue Mezz Note	50%	15,500	2017	15,500	Libor + 788 bps	No
530 Fifth Avenue	50%	95,000	2017	95,000	Libor + 325 bps	No
Union Square Portfolio	50%	16,250	2018	16,250	Libor + 400 bps	No
Bayside Marketplace	51%	127,500	2020	127,500	Libor + 205 bps	No
522 Fifth Avenue	10%	8,328	2019	8,328	Libor + 200 bps	No
685 Fifth Avenue	50%	170,000	2019	170,000	Libor + 275 bps	No
Unconsolidated Property Level		$477,160		$477,160	3.22%

Consolidated Corporate
Junior Subordinated Notes Due 2036	100%	206,200	2036	206,200	Libor + 145 bps	Yes - Full
Consolidated Corporate		$206,200		$206,200	1.68%

Total Variable Rate Debt		$2,974,712		$2,946,740	2.18%

Total, at share (9),(10)		$19,910,625		$18,480,420	4.14%

_______________________________________________________________________________

(1)	Proportionate share for Consolidated Properties presented exclusive of non-controlling interests.

(2)	Assumes that all maturity extensions are exercised.

(3)	Total recourse to GGP or its subsidiaries of approximately $1.9 billion.

(4)	Loan is cross-collateralized with other properties.

(5)	$45.0 million B-note is subordinate to return of GGP's additional contributed equity.

(6)	Properties provide mortgage collateral as guarantors for $1.4 billion corporate borrowing and are crossed collateralized.

(7)	Reflects the amount drawn as of December 31, 2014.

(8)	Investment is considered cost method for reporting purposes.

(9)	Excludes the $1.0 billion corporate revolver. As of December 31, 2014 there was $100 million drawn.

(10)	Reflects amortization for the period subsequent to December 31, 2014.

Below is a reconciliation of our proportionate share of mortgages, notes and loans payable (from above) to our consolidated mortgages, notes and loans payable per our Consolidated Balance Sheet as of December 31, 2014 (dollars in thousands).

Total Mortgages, Notes, and Other Payables, from above	$19,910,625
Noncontrolling interests in consolidated real estate affiliates	107,783
Our share of Unconsolidated Real Estate Affiliates	(3,940,290)
Market rate adjustments, net	20,784
Junior Subordinated Notes	(206,200)
Corporate revolver	100,000
Other loans payable	5,587
Total	$15,998,289
Lease Expiration Schedule
The following table indicates various lease expiration information related to our retail properties owned as of December 31, 2014. The table excludes expirations and rental revenue from temporary tenants and tenants that pay percent-in-lieu rent. See "Note 2—Summary of Significant Accounting Policies" for our accounting policies for revenue recognition from our tenant leases and "Note 10—Rentals Under Operating Leases" for the future minimum rentals of our operating leases for the consolidated properties.

Year	Number of Expiring Leases	Expiring GLA at 100%	Percent of Total	Expiring Rent	Expiring Rent ($psf)
		(in thousands)		(in thousands)
Specialty Leasing	1,027	2,014	3.9%	$46,641	$23.92
2015	2,019	6,393	12.3%	350,621	57.55
2016	1,734	5,440	10.4%	323,733	61.03
2017	1,700	5,511	10.6%	318,647	59.43
2018	1,410	5,083	9.7%	330,422	66.22
2019	1,226	5,470	10.5%	320,424	59.22
2020	747	2,949	5.7%	197,317	67.22
2021	815	3,039	5.8%	207,936	69.25
2022	853	3,445	6.6%	231,636	67.42
2023	948	3,914	7.5%	282,250	73.46
2024	880	4,219	8.1%	309,282	73.81
Subsequent	434	4,691	8.9%	206,779	45.29
Total	13,793	52,168	100%	$3,125,688	$61.19

ITEM 3.    LEGAL PROCEEDINGS
Other than certain cases as described below and in Note 18, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.
Urban Litigation
In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as The Rouse Company, LP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. GGP, GGP Operating Partnership, LP ("GGPOP") and other affiliates were later included as Urban Defendants. The lawsuit alleged, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The Urban Plaintiffs sought relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including GGP, Inc. and its affiliates, to engage in certain future transactions through Urban. On May 19, 2014 the Company settled the litigation and recorded a loss of $17.9 million, which is included in General and administrative expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). The Company invested $60.0 million in Urban and contributed, at fair value, a 5.6% interest in three assets in exchange for preferred equity interests. The Company has no obligation to engage in future activity through Urban other than transactions associated with currently existing partnership assets.
Tax Indemnification Liability
Pursuant to the Investment Agreements (defined in Note 1), GGP previously indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million. The IRS disagreed with the method used to report gains for income tax purposes that are the subject of the MPC taxes. As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012. The United States Tax Court rendered its opinion on June 2, 2014, in favor of the IRS. On September 15, 2014, the United States Tax Court formally entered its decision awarding the IRS $144.1 million in taxes for 2007 and 2008. On December 12, 2014, we reached an agreement with HHC for settlement, which included the transfer of six office properties with a historical cost of $106.8 million and an agreed-upon value of $130.0 million and cash of $138.0 million in full settlement of the $322.0 million tax indemnification liability ($303.8 million plus applicable interest). As a result of the settlement, GGP recognized a gain on extinguishment of tax indemnification liability of approximately $77.2 million included in discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the quarterly high and low sales prices on the NYSE for 2014 and 2013.

	Stock Price
Quarter Ended	High	Low
2014
December 31	$28.88	$23.19
September 30	25.14	22.92
June 30	24.35	21.73
March 31	22.71	19.38
2013
December 31	$22.25	$19.26
September 30	21.94	18.67
June 30	23.33	18.63
March 31	20.97	18.96
The following table summarizes distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12

Recent Sales of Unregistered Securities and Repurchase of Shares
See Note 13 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2014 and Note 11 for information regarding redemptions of the common units of GGP Operating Partnership, L.P. held by limited partners (the "Common Units") for common stock.
The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, S&P 500 and the FTSE National Association of REIT—Equity REITs from the Effective Date through December 31, 2014.

Total Return Performance
Effective Date to December 2014

As Of		November 9, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
General Growth Properties, Inc.	Cum $	$100	$115	$115	$160	$166	$238
	Return %		15.12	14.79	59.73	65.52	138.10
FTSE NAREIT Equity REIT Index	Cum $	100	102	111	131	134	174
	Return %		2.32	10.80	30.81	34.04	74.44
S&P 500 Index	Cum $	100	104	106	123	163	185
	Return %		3.96	6.15	23.14	63.02	85.34

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	GGP					GGP, Inc.
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
	(Dollars in thousands, except per share amounts)
OPERATING DATA(1)
Total revenues	$2,535,559	$2,486,017	$2,426,301	$2,350,249	$342,751	$1,989,724
Total expenses	1,594,046	1,645,601	1,644,998	(1,742,748)	(271,219)	(1,209,324)
Income (loss) from continuing operations	398,011	328,821	(426,985)	(189,161)	(244,795)	(646,110)
Net income (loss) available to common stockholders	649,914	288,450	(481,233)	(313,172)	(254,216)	(1,185,758)
Basic (loss) earnings per share:
Continuing operations	0.42	0.32	(0.47)	$(0.20)	$(0.26)	$(2.04)
Discontinued operations	0.32	(0.01)	(0.05)	(0.13)	(0.01)	(1.70)
Total basic earnings (loss) per share	$0.74	$0.31	$(0.52)	$(0.33)	$(0.27)	$(3.74)
Diluted earnings (loss) per share:
Continuing operations	0.39	0.32	(0.47)	$(0.19)	$(0.26)	$(2.04)
Discontinued operations	0.30	(0.01)	(0.05)	(0.18)	(0.01)	(1.70)
Total diluted earnings (loss) per share	$0.69	$0.31	$(0.52)	$(0.37)	$(0.27)	$(3.74)
Dividends declared per share(2)(3)	$0.63	$0.51	$0.42	$0.83	$0.38	$—
NET OPERATING INCOME ("NOI")(4)	$2,213,885	$2,117,503	$2,022,072	$1,956,939	$278,513	$1,640,419
COMPANY NOI(4)	$2,250,509	$2,161,837	$2,056,827	$1,987,841	N/A	N/A
EBITDA(5)	$2,033,434	$1,946,353	1,871,813	1,772,688	180,977	869,842
COMPANY EBITDA(5)	$2,087,912	$1,990,687	1,906,588	1,807,988	N/A	N/A
FUNDS FROM OPERATIONS ("FFO")(6)	$1,320,196	$1,030,852	$521,080	$908,122	$(81,750)	$694,427
COMPANY FFO(6)	$1,255,651	$1,148,233	$986,041	$869,704	N/A	N/A
CASH FLOW DATA(7)
Operating activities	949,724	889,531	807,103	$502,802	$(358,607)	$41,018
Investing activities	(677,925)	166,860	(221,452)	485,423	63,370	(89,160)
Financing activities	(476,599)	(1,103,935)	(533,708)	(1,436,664)	(221,051)	931,345

	As of December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA
Investment in real estate assets—cost	$25,582,072	$25,405,973	$26,327,729	$27,650,474	$28,293,864
Total assets	25,335,734	25,762,303	27,282,405	29,518,151	32,367,379
Total debt	16,204,489	15,878,637	16,173,066	17,349,214	18,047,957
Redeemable preferred noncontrolling interests	164,031	131,881	136,008	120,756	120,756
Redeemable common noncontrolling interests	135,265	97,021	132,211	103,039	111,608
Stockholders' equity	7,605,919	8,103,121	7,621,698	8,483,329	10,079,102
_______________________________________________________________________________

(1)
For all periods presented, the operating data related to continuing operations do not include the effects of amounts reported in discontinued operations. See Note 4 for further discussion of discontinued operations.

(2)	The 2011 dividend includes the impact for the non-cash dividend distribution of Rouse Properties, Inc. ("RPI").

(3)	The 2010 dividend was paid 90% in Common Stock and 10% in cash in January of 2011.

(4)	NOI and Company NOI (as defined below) are presented at our proportionate share and do not represent income from operations as defined by GAAP.

(5)
EBITDA and Company EBITDA (as defined below) are presented at our proportionate share and are supplemental measures of operating performance and do not represent income from operations as defined by GAAP.

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

Basis of Presentation
The Company emerged from Chapter 11 (as defined in Note 1) on November 9, 2010, which we refer to as the "Effective Date." The structure of the Plan Sponsors' (as defined in Note 1) investments triggered the application of the acquisition method of accounting. The acquisition method of accounting was applied at the Effective Date and, therefore, the Consolidated Balance Sheets as of December 31, 2014, 2013, 2012, 2011, and 2010; the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, 2012, and 2011 and for the period from November 10, 2010 to December 31, 2010, and the Consolidated Statements of Cash Flows and the Consolidated Statements of Equity for the years ended December 31, 2014, 2013, 2012 and 2011, and for the period from November 10, 2010 to December 31, 2010 reflect the revaluation of GGP, Inc.'s assets and liabilities to fair value as of the Effective Date. Certain elements of our financial statements were significantly changed by these adjustments, such as depreciation which is calculated on revalued property and equipment and amortization of above and below market leases and other intangibles which is also calculated on revalued assets and liabilities. The results for GGP (as defined in Note 1) and GGP, Inc. (as defined in Note 1) are based on different bases of accounting. Due to the increased depreciation in operating expenses and the net decrease of revenues due to the amortization of above and below market leases and straight-line rent, certain line items of the statements of operations for GGP, Inc. and GGP are not directly comparable.
Non-GAAP Financial Measures
The Company presents NOI, EBITDA and FFO as they are financial measures widely used in the REIT industry. Refer to Item 7 for definitions and reconciliations.

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
Overview—Introduction
Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio primarily comprised of Class A malls (as defined by sales per square foot) and urban retail properties. Our retail properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of such activity. As of December 31, 2014, we own, either entirely or with joint venture partners, 128 retail properties located throughout the United States, comprising approximately 127 million square feet of GLA.
We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.
We seek to increase long-term Company EBITDA (as defined below) growth through proactive management and leasing of our properties. We believe that the most significant operating factor affecting incremental cash flow and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:
•contractual fixed rental increases;
•positive re-leasing spreads on a suite-to-suite basis;
•value creation from redevelopment projects;
•opportunistic acquisitions of high quality retail properties; and
•managing operating expenses.
We may also recycle capital by opportunistically investing in high quality retail properties. In addition, controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company EBITDA growth.
Overview
Our Company NOI (as defined below) increased 4.1% from $2.2 billion for the year ended December 31, 2013 to $2.3 billion for the year ended December 31, 2014. Operating income increased 12.0% from $840.4 million for the year ended December 31, 2013 to $941.5 million for the year ended December 31, 2014. Our Company EBITDA (as defined below) increased 4.9% from $2.0 billion for the year ended December 31, 2013 to $2.1 billion for the year ended December 31, 2014. Our Company FFO (as defined below) increased 9.4% from $1.1 billion for the year ended December 31, 2013 to $1.3 billion for the year ended December 31, 2014. Net income attributable to General Growth Properties, Inc. increased 120% from $302.5 million for the year ended December 31, 2013 to $665.9 million for the year ended December 31, 2014.
See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA, and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to General Growth Properties, Inc.
During 2014 we completed transactions and achieved operational goals in order to promote our long-term strategy to enhance the quality of our overall portfolio as follows (figures shown represent our proportionate share):

•
acquired interests in five retail properties located in New York City, Miami, and Bellevue (WA) for total consideration of $690.2 million (excluding closing costs), which included equity of $405.5 million and the assumption of debt of $310.2 million (Note 3);

•
sold interests in four assets for total consideration of $299.9 million, which resulted in a gain of $142.5 million. We used the net proceeds from these transactions to repay debt of $132.9 million. Additionally, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $66.7 million and a reduction of property level debt of $79 million;

•	transferred six office properties and cash for total consideration of $268.0 million in full settlement of our $322.0 million tax indemnification liability (Note 18);

•	sold a 49% interest in Bayside Marketplace located in Miami to a joint venture partner for total consideration of $196 million; and

•	acquired 27.6 million of our common shares at $20.12 per share for a total price of approximately $556 million.
Operating Metrics
The following table summarizes selected operating metrics for our portfolio.

	December 31, 2014(1)	December 31, 2013(1)	% Change
In-Place Rents per square foot(2)
Consolidated Retail Properties	$67.41	$67.61	(0.30)%
Unconsolidated Retail Properties	80.31	80.42	(0.14)%
Total Retail Properties	$71.24	$71.29	(0.07)%
Percentage Leased
Consolidated Retail Properties	97.2%	96.9%	30 bps
Unconsolidated Retail Properties	97.4%	97.6%	(20) bps
Total Retail Properties	97.2%	97.1%	10 bps

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Retail Properties	$13,059	$13,032	0.21%
Unconsolidated Retail Properties	7,459	6,925	7.71%
Total Retail Properties	$20,518	$19,957	2.81%

Tenant Sales per square foot (3)
Consolidated Retail Properties	$507	$520	(2.50)%
Unconsolidated Retail Properties	722	677	6.65%
Total Retail Properties	$570	$564	1.06%
_______________________________________________________________________________

(1) Metrics exclude one asset that is being de-leased for redevelopment, properties acquired in the years ended December 31, 2014 and 2013 and other assets.
(2) Rent is presented on a cash basis and consists of base minimum rent and common area costs. In 2013, in-place rent also included real estate taxes. Adjusting to the current method, the <10,000 SF of $71.29 becomes $70.14.

(3) In-Place Rent <10,000 square feet is presented as rent per square foot in dollars, Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales <10,000 square feet is presented as sales per square foot in dollars.

Lease Spread Metrics

The following table summarizes signed leases that were scheduled or expected to commence in 2014 and 2015 compared to expiring leases in the same suite, for leases where the downtime between new and previous tenant was less than 24 months and the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Initial Rent Spread	% Change
Commencement 2014	1,668	4,822,093	6.7	$62.26	$52.63	$9.63	18.3%
Commencement 2015	477	1,562,471	6.4	$67.87	$61.28	$6.59	10.8%
Total 2014/2015	2,145	6,384,564	6.6	$63.63	$54.76	$8.87	16.2%
_______________________________________________________________________________

(1) Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.
Results of Operations
Year Ended December 31, 2014 and 2013
The following table is a breakout of the components of minimum rents:

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,591,137	$1,563,084	$28,053	1.8%
Lease termination income	10,589	10,634	(45)	(0.4)
Straight-line rent	48,254	47,567	687	1.4
Above and below-market tenant leases, net	(66,285)	(67,344)	1,059	(1.6)
Total Minimum rents	$1,583,695	$1,553,941	$29,754	1.9%
Base minimum rents increased by $28.1 million primarily due to a 0.3% increase in occupancy between December 31, 2013 and December 31, 2014, the acquisition of an additional 50% of Quail Springs Mall during the second quarter of 2013, and the acquisition of two operating properties during the fourth quarter of 2013. These increases were partially offset by our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013, which resulted in lower base minimum rents during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Tenant recoveries increased $22.5 million primarily due to higher fixed operating expense recoveries of approximately $11.5 million and higher real estate tax recoveries of approximately $9.4 million in 2014.
Overage rents decreased $4.4 million due in part to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013. This resulted in $1.2 million less overage rents in 2014 compared to 2013, as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1).
Real estate taxes decreased $11.8 million primarily due to a $11.1 million settlement of a multi-year real estate tax suit with a municipality during the first quarter of 2013.
Property maintenance costs decreased $2.5 million primarily due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013. This resulted in a $4.9 million decrease in property maintenance costs in 2014 compared to 2013, as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1).
Other property operating costs decreased $8.0 million primarily due to our contribution of The Grand Canal Shoppes and the Shoppes at The Palazzo into a joint venture during the second quarter of 2013. This resulted in a $5.8 million decrease in other property operating costs in 2014 compared to 2013, as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1).

Property management and other costs decreased $9.4 million primarily due to a reduction of the self-insurance obligations in 2014.
General and administrative increased $14.8 million primarily due to a $17.9 million loss from the settlement of litigation in the second quarter of 2014 (Note 18).
There was provision for impairment of $5.3 million in 2014 (Notes 2 and 5).
Depreciation and amortization decreased by $41.3 million primarily due to in-place leases becoming fully amortized during the year leading to a $34.6 million decrease in amortization expense. In addition, our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013 resulted in $12.0 million less in depreciation and amortization in 2014 as compared to 2013, as these properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1).
Interest income increased $20.9 million primarily due to interest income received from the note receivable recorded in conjunction with the sale of Aliansce in the third quarter of 2013 and secured partner loans provided in 2014.
Interest expense decreased by $23.9 million primarily due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013. This resulted in a $10.3 million decrease in interest expense in 2014 compared to 2013, as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1). In addition, interest expense decreased due to the redemption of $700.5 million of unsecured corporate bonds in 2013 and refinancing activity resulting in lower interest rates (Note 7).
The loss on foreign currency is related to a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 14).
The gain from change in control of investment properties of $91.2 million in 2014 is due to the partial sale of Bayside Marketplace (Note 3). The 2013 gain from change in control of investment properties of $219.8 million is due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture and the purchase of our partner's interest in Quail Springs Mall previously held in a joint venture.
The loss on extinguishment of debt of $36.5 million in 2013 is the result of fees incurred for the early payoff of debt. $20.5 million of such fees were expensed as a result of the early redemption of $608.7 million of 6.75% unsecured corporate bonds due November 9, 2015. In addition, we expensed $6.6 million in financing fees resulting from the refinancing of the $1.5 billion secured corporate loan, $3.5 million as a result of the early redemption of $91.8 million of 5.38% unsecured corporate bonds due November 26, 2013, and $5.9 million as a result of the early payoff of mortgage debt at one operating property.
Equity in income from Unconsolidated Real Estate Affiliates decreased by $7.5 million primarily due to the sale of Aliansce in the third quarter of 2013.
Preferred Stock issued during the first quarter of 2013 resulted in $15.9 million in preferred stock dividends accrued during 2014 (Note 11).
Year Ended December 31, 2013 and 2012
The following table is a breakout of the components of minimum rents:

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,563,084	$1,528,786	$34,298	2.2%
Lease termination income	10,634	8,544	2,090	24.5
Straight-line rent	47,567	58,331	(10,764)	(18.5)
Above and below-market tenant leases, net	(67,344)	(78,541)	11,197	(14.3)
Total Minimum rents	$1,553,941	$1,517,120	$36,821	2.4%
Base minimum rents increased by $34.3 million primarily due to an increase in permanent occupancy from 90.2% as of December 31, 2012 to 92.0% as of December 31, 2013.
Tenant recoveries increased $23.2 million primarily due to higher real estate tax recoveries in 2013, which were driven by increased real estate tax expense and therefore increased recovery income. Additionally in 2013, we settled a multi-year real estate tax suit with a municipality, which resulted in a $5.1 million recovery during the first quarter of 2013. Tenant recoveries also increased due to increased permanent occupancy.
Overage rents decreased $13.6 million due in part to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013. This resulted in $7.5 million less overage rents in 2013 compared to 2012, as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1).
Management fees and other corporate revenues decreased $3.2 million primarily due to higher one-time development and finance fees earned during 2012 at various joint venture properties.
Other revenue increased $16.4 million primarily due to a gain on sale of land to a municipality in the fourth quarter of 2013 for $9.6 million.
Real estate taxes increased $24.7 million primarily due to an $11.1 million settlement of a multi-year real estate tax suit with a municipality during the first quarter of 2013. In addition, certain other properties saw increased real estate tax expense in 2013.
Property maintenance costs decreased $4.9 million primarily due to lower contracted services of $3.2 million resulting from successful continued efforts to control operating expenses in 2013.
Other property operating costs decreased $8.8 million primarily due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013. This resulted in a $18.7 million decrease in other property operating costs in 2013 compared to 2012, as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1). This decrease is partially offset by increased compensation and benefits and the write-off of a ground lease intangible related to a land purchase at one operating property.
Property management and other costs increased $5.1 million due to higher compensation and benefits in 2013.
General and administrative increased $10.1 million primarily due to a litigation settlement in 2012 that reduced general and administrative by $5.3 million in that year. In addition, we incurred one-time acquisition related transaction costs during the fourth quarter of 2013.
Depreciation and amortization decreased by $19.1 million primarily due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013, which resulted in $20.1 million less in depreciation and amortization in 2013 as compared to 2012 as these properties are now accounted for as Unconsolidated Real Estate Affiliates.
Interest income increased $5.3 million primarily due to interest income received from the note receivable recorded in conjunction with the sale of Aliansce in the third quarter of 2013.
Interest expense decreased by $58.1 million primarily due to the redemption of $700.5 million of unsecured corporate bonds in 2013. The decrease is also due to a $9.7 million increase in capitalized interest related to redevelopment projects. This decrease is partially offset by a write-off of a market rate adjustment related to the refinancing of Ala Moana Center, which reduced interest expense during 2012.
The loss on foreign currency is related to a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013.
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
The gain from change in control of investment properties of $219.8 million in 2013 is due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture, and the purchase of our partner's interest in Quail Springs Mall, previously held in a joint venture. The 2012 gain from change in control of investment properties of $18.5 million relates to the purchase of our partner's interest in two retail properties previously held in a joint venture.

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
Equity in income from Unconsolidated Real Estate Affiliates decreased by $9.6 million primarily due to the $23.4 million gain from the dilution of our investment in Aliansce as a result of its secondary equity offering in 2012. This decrease is partially offset by a $10.1 million gain on the sale of a portion of our interest in Water Tower Place in 2013.
Preferred Stock issued during the first quarter of 2013 resulted in $14.1 million in preferred stock dividends accrued during 2013 (Note 11).
Liquidity and Capital Resources
Our primary source of cash is from the ownership and management of our properties. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances and dividends.
We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $372.5 million of consolidated unrestricted cash and $900.0 million of available credit under our credit facility as of December 31, 2014, as well as anticipated cash provided by operations.
Our key financing objectives include:
•to obtain property-secured debt with laddered maturities,
•to minimize the amount of debt that is cross collateralized and/or recourse to us; and
•to adhere to investment-grade debt levels.
We may raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnerships (as defined in Note 1) or other capital raising activities.
During 2014, the following refinancing and capital transactions (at our proportionate share) occurred:

•	acquired 27.6 million of our common shares at $20.12 per share for a total price of approximately $556 million;

•
completed $1.9 billion of secured financings, lowering the average interest rate 90 basis points from 4.4% to 3.5%, lengthening the average term-to-maturity from 1.8 years to 7.8 years, and generating net proceeds of $935.0 million; and

•
amended our $1.4 billion corporate loan secured by cross-collateralized mortgages on 14 properties, lowering the interest rate from LIBOR plus 2.50% to LIBOR plus 1.75%. The loan initially matures on April 26, 2016, and has two one-year maturity date extension options.

As of December 31, 2014, our proportionate share of total debt aggregated $20.0 billion. Our total debt includes our consolidated debt of $16.1 billion and our share of Unconsolidated Real Estate Affiliates debt of $3.9 billion. Of our proportionate share of total debt, $1.9 billion (excluding the corporate revolver and junior subordinated notes) is recourse to the Company or its subsidiaries due to guarantees or other security provisions for the benefit of the note holder.
The amount of debt due in the next three years represents 11.0% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.0 billion or approximately 16.1% of our total debt at maturity. In 2022, the $3.0 billion of debt maturing includes $1.4 billion for Ala Moana Center.
The following table illustrates the scheduled payments for our proportionate share of total debt as of December 31, 2014. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 7).

	Consolidated(1)	Unconsolidated(1)
	(Dollars in thousands)
2015	$513,889	$136,839
2016	693,824	68,326
2017	863,066	306,442
2018	1,931,756	233,221
2019	1,321,775	817,992
Subsequent	10,746,025	2,377,470
	$16,070,335	$3,940,290
_______________________________________________________________________________

(1)Excludes $20.8 million of adjustments related to debt market rate adjustments.
We believe we will be able to extend the maturity date, repay or refinance the consolidated debt that is scheduled to mature in 2015. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates upon maturity; however there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.
Acquisitions and Joint Venture Activity
From time-to-time we may acquire whole or partial interests in high-quality retail properties.
During the year ended December 31, 2014, the following transactions (at our proportionate share) occurred:

•	On December 24, 2014, we sold 49% of our interest in Bayside Marketplace in Miami through the formation of a joint venture for total consideration of $196 million.

•
On December 17, 2014, we entered into an agreement to acquire the Crown Building in New York City, New York located at 730 Fifth Avenue for approximately $1.775 billion through a joint venture in which we have a 50% interest. We contributed $50.0 million to the joint venture to fund a deposit related to the acquisition that is expected to close in the second quarter of 2015.

•
On October 22, 2014, we contributed $49.1 million for a 50% interest in a joint venture that acquired the retail portion of 530 Fifth Avenue in New York, New York for a gross purchase price of $300.0 million with $190.0 million in gross property-level financing. The property comprises approximately 57,000 square feet of retail space and 456,000 square feet of office space.

•
On September 30, 2014, we contributed $8.3 million for a 10% interest in a joint venture that acquired the retail portion of 522 Fifth Avenue in New York, New York, for a gross purchase price of $165.0 million with $83.3 million in gross property-level financing. The retail condominium comprises approximately 26,500 square feet of retail space on the ground and second level floors.

•
On September 15, 2014, we contributed $244.7 million to a joint venture that acquired a 20% interest in a development located in Miami, Florida, and an 85.67% interest in a retail property located in Bellevue, Washington. The joint venture's 20% interest in the Miami Design District Associates, LLC ("MDDA") was acquired for a purchase price of $280.0 million.

•
On June 27, 2014, we contributed $106.6 million for a 50% interest in a joint venture that acquired 685 Fifth Avenue in New York, New York, for a gross purchase price of $521.4 million with $340.0 million in gross property-level financing. The property comprises approximately 25,000 square feet of retail space and 115,000 square feet of office space.

Warrants and Brookfield Ownership
Brookfield owns or manages on behalf of third parties all of the Company's outstanding Warrants (Note 9) which are exercisable into approximately 59 million common shares of the Company at a weighted-average exercise price of $9.11 per share, assuming net share settlement. The strike price and common shares issuable under the Warrants will adjust for dividends declared by the Company.
As of February 4, 2015, Brookfield's potential ownership of the Company (assuming full share settlement of the Warrants) was 39.8%, which is stated in their Form 13D filed on the same date. If Brookfield held or managed this same ownership through the maturity date of the Warrant assuming: (a) GGP's common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 40.0% under net share settlement, and 41.2% under full share settlement.
Redevelopments
We are currently redeveloping several consolidated and unconsolidated properties primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues. The execution of these redevelopment projects within our portfolio was identified as providing compelling risk-adjusted returns on investment.
We have identified approximately $2.4 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We plan to fund these developments and redevelopments with available cash flow, construction financing, proceeds from debt refinancings and net proceeds from asset sales.  We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets.  We currently expect to achieve returns that average 9-11% for all projects (cash on cost, first year stabilized).  Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	Ownership %	GGP’s Total Projected Share of Cost	GGP’s Investment to Date (1)	Expected Return on Investment (2)	Expected Project Opening
Major Development Summary (in millions, at share unless otherwise noted)

Open
Northridge Northridge, CA	The Sports Authority, Yardhouse and Plaza	100%	$12.2	$11.3	14%	Open

Fashion Show Las Vegas, NV	Addition of Macy's Men's and inline	100%	34.4	33.3	22%	Open

Oakwood Center Gretna, LA	West wing redevelopment and Dick's Sporting Goods	100%	19.0	16.6	9%	Open

Glendale Galleria [3] Glendale, CA	Addition of Bloomingdale's, remerchandising, business development and renovation	50%	52.6	51.0	12%	Open

The Mall in Columbia Columbia, MD	Lifestyle expansion	100%	23.0	21.2	13%	Open

Oakbrook Center Oakbrook, IL	Conversion of former anchor space into Container Store, Pirch and inline	48%	13.8	13.4	11%	Open

The Woodlands [3] Woodlands, TX	Addition of Nordstrom in former Sears box	100%	44.0	41.0	9%	Open

Other Projects Various Malls	Redevelopment projects at various malls	N/A	218.8	196.5	11%	Open

	Total Open Projects		$417.8	$384.3	12%

Under Construction

Mayfair Mall [3] Wauwatosa, WI	Nordstrom	100%	72.3	34.4	6-8%	Q4 2015

Ridgedale Center [3] Minnetonka, MN	Nordstrom, Macy's Expansion, New Inline GLA and renovation	100%	106.2	49.3	8-9%	Q4 2015

Southwest Plaza Littleton, CO	Redevelopment	100%	72.6	22.1	7-8%	Q4 2015

Ala Moana Center [3] Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court	100%	573.2	391.5	9-10%	Q4 2015

Baybrook Mall Friendswood, TX	Expansion	53%	90.5	26.3	9-10%	Q4 2015

Other Projects Various Malls	Redevelopment projects at various malls	N/A	$236.2	$65.8	8-9%	Various

	Total Projects Under Construction		$1,151.0	$589.4	8-10%

Projects in Pipeline

Staten Island Mall Staten Island, NY	Expansion	100%	180.0	4.8	8-9%	TBD

New Mall Development Norwalk, CT	Ground up mall development	100%	285.0	38.1	8-10%	TBD

Ala Moana Center Honolulu, HI	Nordstrom box repositioning	100%	85.0	—	9-10%	TBD

Other Projects Various Malls	Redevelopment projects at various malls	N/A	274.5	6.5	8-9%	TBD

	Total Projects in Pipeline		$824.5	$49.4	8-10%

	Total Development Summary		$2,393.3	$1,023.1	9-11%
______________________________________________________________________________
(1) Projected costs and investments to date exclude capitalized interest and internal overhead.
(2) Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions.  Actual costs may vary.
(3) Project ROI includes income related to uplift on existing space.

Our investment in these projects for the year ended December 31, 2014 has increased from December 31, 2013, in conjunction with the applicable development plan and as projects near completion. The completion of the project at The Woodlands, beginning of construction at Southwest Plaza and Baybrook Mall, and the continued progression of the redevelopment project at Ala Moana Center among others resulted in increases to GGP's investment to date.
Capital Expenditures, Capitalized Interest and Overhead (at share)
The following table illustrates our capital expenditures, capitalized interest, and internal costs associated with leasing and development overhead, which primarily relate to ordinary capital projects at our operating properties. In addition, we incurred tenant allowances and capitalized leasing costs for our operating properties as outlined below. Capitalized interest is based upon qualified expenditures and interest rates; capitalized leasing and development costs are based upon time expended on these activities. These costs are amortized over lives which are consistent with the related asset.

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Capital expenditures(1)	$177,255	$146,315
Tenant allowances (2)	132,242	131,802
Capitalized interest and capitalized overhead	58,217	57,425
Total	$367,714	$335,542
_______________________________________________________________________________
(1)Reflects only non-tenant operating capital expenditures.
(2)Tenant allowances paid on 3.6 million square feet.

The increase in capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.
Common Stock Dividends
Our Board of Directors declared common stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12

Preferred Stock Dividends
On February 13, 2013, we issued 10,000,000 shares of 6.375% Series A Preferred Stock at $25.00 per share. Our Board of Directors declared preferred stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
November 14	December 15	January 2, 2015	$0.3984
August 12	September 15	October 1, 2014	0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125
Summary of Cash Flows
Cash Flows from Operating Activities
Net cash provided by operating activities was $949.7 million for the year ended December 31, 2014, $889.5 million for the year ended December 31, 2013, and $807.1 million for the year ended December 31, 2012. Significant components of net cash provided by operating activities include:
2014 Activity

•	increase in base minimum rents and related collections due to overall increase in permanent occupancy partially offset by

•	extinguishment of the tax indemnification liability.
2013 Activity
•increase in base minimum rents and related collections due to overall increase in permanent occupancy;

•	decrease in interest costs primarily as a result of the redemption of unsecured corporate bonds; partially offset by

•	decrease in accounts payable and accrued expenses primarily attributable to a legal settlement.
2012 Activity

•	increase in base minimum rents and related collections due to the overall increase in permanent occupancy;
•decrease in operating costs consistent with our initiatives to control costs;
•decrease in interest costs primarily as a result of the refinancing of our debt; and
•increase in restricted cash due to the release of operating escrow funds.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities was $(677.9) million for the year ended December 31, 2014, $166.9 million for the year ended December 31, 2013, and $(221.5) million for the year ended December 31, 2012. Significant components of net cash used in investing activities include:
2014 Activity
•development of real estate and property improvements of $(624.8) million;

•	distributions received from our Unconsolidated Real Estate Affiliates in excess of income of $387.2 million;

•	contributions of $(537.4) million to form seven new joint ventures and loans to venture partners of $(137.1) million (Note 3); partially offset by

•	proceeds from the disposition of one retail property and three other assets and the contribution of one property to a joint venture for $361.2 million (Note 4).
2013 Activity
•proceeds from the formation of a joint venture of $411.5 million (Note 3);

•	acquisition of our joint venture partner's 50% interest in Quail Springs for $(55.5) million, net (Note 3);

•	contribution to a joint venture that acquired a portfolio in San Francisco's Union Square area for $(40.3) million;

•	proceeds from the sale of our investment in Aliansce Shopping Centers S.A. of $446.3 million (Note 14); and
•the acquisition of two retail properties for $(314.8) million (Note 3);
2012 Activity

•	the acquisition of 11 Sears anchor pads for $(270.0) million;

•	the acquisition of the remaining 49% of The Oaks and Westroads, which were previously owned through a joint venture for $(98.3) million;

•	proceeds from the disposition of 21 properties and a portion of our office portfolio for $362.4 million (Note 4); and

•	distributions received from Unconsolidated Real Estate Affiliates in excess of income primarily related to distributions received from three of our joint ventures of $372.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $476.6 million for the year ended December 31, 2014, $1.1 billion for the year ended December 31, 2013, and $533.7 million for the year ended December 31, 2012. Significant components of net cash used in financing activities include:
2014 Activity
•the acquisition of 27.6 million shares of our common stock for $(555.8) million;

•	cash distributions paid to common stockholders of $(534.2) million; and

•	proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments of $641.4 million.
2013 Activity

•	net proceeds from the issuance of Preferred Stock of $242.0 million;

•	purchase of the Fairholme and Blackstone Warrants $(633.2) million (Note 9);

•	the acquisition of 28.3 million shares of our common stock $(566.9) million;

•	cash distributions paid to common stockholders of $(447.2) million; and

•	proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments $345.6 million, net.

2012 Activity

•	we made $5.8 billion of principal payments, which were partially offset by net proceeds of $5.6 billion received from refinanced or new mortgage notes; and

•	cash distributions paid to common stockholders, $(384.3) million, which were offset by the cash distributions reinvested in common stock via the DRIP, $48.5 million;
Seasonality
Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the fourth quarter of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment about the effect of matters that are inherently uncertain and that may change in subsequent periods. We are required to make such estimates and assumptions when applying the following accounting policies:
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
Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where we are either the lessor or the lessee. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining noncancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms significantly below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term. The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 15); the below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in accounts payable and accrued expenses (Note 16) in our Consolidated Balance Sheets.
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
If an indicator of potential impairment exists, the property is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows. The expected cash flows of a property are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, global, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs and future required capital expenditures, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, (5) expected holding period, (6) availability of and cost of financing, and (7) fair values including consideration of capitalization rates, discount rates, and comparable selling prices. These factors could cause our expected future cash flows from a retail property to change, and, as a result, an impairment could be considered to have occurred.
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
Capitalization of Development Costs
Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. During development, we typically obtain land or land options, zoning and regulatory approvals, anchor commitments, and financing arrangements. This process may take several years during which we may incur significant costs. We capitalize all development costs once it is considered probable that a project will reach a successful conclusion. In the event a development is no longer deemed to be probable of occurring, the capitalized costs are expensed. Determination of when a development project is substantially complete and held available for occupancy and capitalization must cease also involves a degree of judgment. Real estate taxes, interest costs, and internal costs associated with leasing and development overhead incurred during construction periods are capitalized.

Contractual Cash Obligations and Commitments
The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2014:

	2015	2016	2017	2018	2019	Subsequent/ Other	Total
			(Dollars in thousands)
Long-term debt-principal(1)	$654,580	$695,078	$873,907	$1,832,933	$1,323,002	$10,592,069	$15,971,569
Interest payments(2)	656,596	651,939	631,527	566,899	497,176	1,422,361	4,426,498
Retained debt-principal	1,530	1,601	1,705	1,801	1,902	80,734	89,273
Ground lease payments	4,821	4,820	4,849	4,767	4,810	162,764	186,831
Corporate leases	6,794	6,798	6,802	6,813	5,834	3,610	36,651
Purchase obligations(3)	203,262	—	—	—	—	—	203,262
Junior Subordinated Notes(4)	—	—	—	—	—	206,200	206,200
Uncertain tax position liability(5)	6,663	—	—	—	—	—	6,663
Other long-term liabilities(6)	—	—	—	—	—	—	—
Total	$1,534,246	$1,360,236	$1,518,790	$2,413,213	$1,832,724	$12,467,738	$21,126,947
_______________________________________________________________________________

(1)	Excludes $19.9 million of non-cash debt market rate adjustments. The $100.0 million outstanding on the revolving credit facility as of December 31, 2014 is included in 2015.

(2)	Based on rates as of December 31, 2014. Variable rates are based on a LIBOR rate of 0.17%. Excludes interest payments related to debt market rate adjustments.

(3)	Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(4)
The $206.2 million of Junior Subordinated Notes are due in 2036, but may be redeemed by us any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in consolidated debt maturing subsequent to 2019.

(5)
We believe that it is reasonably possible that all of our currently remaining unrecognized tax benefits may be recognized by the end of 2015 upon the potential settlement of an audit and the expiration of the statute of limitations.

(6)
Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $228.0 million in 2014, $239.8 million in 2013 and $215.1 million in 2012.

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties (reference is made to Item 3 above, which description is incorporated into this response).
We lease land or buildings from third parties. The land leases generally provide the right of first refusal in the event of a proposed sale of the property by the owner. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. The following is a summary of our contractual rental expense, which is included in other property operating costs in our Consolidated Statements of Operations and Comprehensive Income (Loss):

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Contractual rent expense, including participation rent	$13,605	$13,475	$13,933
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	9,036	8,670	8,906

REIT Requirements
In order to remain qualified as a REIT for Federal income tax purposes, we must distribute at least 90% of our taxable ordinary income to stockholders. We are also subject to federal income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. See Note 8 for more detail on our ability to remain qualified as a REIT.

Recently Issued Accounting Pronouncements
Effective January 1, 2015, the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have (or will have) a major effect on the company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. Pursuant to its terms, we have elected to adopt this pronouncement effective January 1, 2015. This definition will be applied prospectively after the adoption and is anticipated to substantially reduce the number of transactions, going forward, that qualify for discontinued operations as compared to historical results.
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
Subsequent Events
We formed a partnership to own and operate Ala Moana Center located in Honolulu, Hawaii. Effective with the partnership formation, we own a 75% equity interest and the partner owns a 25% equity interest in Ala Moana Center. The transaction generated approximately $907 million of net proceeds, of which we received approximately $670 million of net proceeds at closing on February 27, 2015. The remaining net proceeds of approximately $237 million will be paid in late 2016 upon completion of the redevelopment and expansion. We may sell an additional 12.5% equity interest in Ala Moana Center within the next 60 days on the same economic terms.
Non-GAAP Supplemental Financial Measures and Definitions
Net Operating Income ("NOI") and Company NOI
The Company defines NOI as income from property operations after operating expenses have been deducted, but prior to deducting financing, administrative and income tax expenses. NOI has been reflected on a proportionate basis (at the Company's ownership share). Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's depiction of NOI may not be comparable to other REITs. The Company considers NOI a helpful supplemental measure of its operating performance because it is a direct measure of the actual results of our properties. Because NOI excludes general and administrative expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, provision for income taxes, discontinued operations, preferred stock dividends, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.
The Company also considers Company NOI to be a helpful supplemental measure of its operating performance because it excludes from NOI certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. However, due to the exclusions noted, Company NOI should only be used as an alternative measure of the Company's financial performance. We present Company NOI, Company EBITDA, and Company FFO (as defined below), as we believe certain investors and other users of our financial information use these measures of the Company's historical operating performance.
Earnings Before Interest Expense, Income Tax, Depreciation, and Amortization ("EBITDA") and Company EBITDA
The Company defines EBITDA as NOI less certain property management and administrative expenses, net of management fees and other operational items. EBITDA is a commonly used measure of performance in many industries, but may not be comparable to measures calculated by other companies. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other equity REITs, retail property owners who are not REITs and other capital-intensive companies. Management uses EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO (discussed below), it is widely used by management in the annual budget process and for compensation programs.

The Company also considers Company EBITDA to be a helpful supplemental measure of its operating performance because it excludes from EBITDA certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. However, due to the exclusions noted, Company EBITDA should only be used as an alternative measure of the Company's financial performance.
Funds From Operations ("FFO") and Company FFO
The Company determines FFO based upon the definition set forth by National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO. The Company determines FFO to be our share of consolidated net income (loss) computed in accordance with GAAP, excluding real estate related depreciation and amortization, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon our economic ownership interest, and all determined on a consistent basis in accordance with GAAP. As with our presentation of NOI, FFO has been reflected on a proportionate basis.
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
As with our presentation of Company NOI, the Company also considers Company FFO to be a helpful supplemental measure of the operating performance for equity REITs because it excludes from FFO certain items that are non-cash and certain non-comparable items such as our Company NOI adjustments, and FFO items such as FFO from discontinued operations related to the spin-off of Rouse Properties, Inc, mark-to-market adjustments on debt and gains on the extinguishment of debt, warrant liability adjustment, and interest expense on debt repaid or settled all which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events
Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures
The Company presents NOI, EBITDA, and FFO as they are financial measures widely used in the REIT industry. Reconciliations have been provided as follows: Company NOI to GAAP Operating Income, Company EBITDA to GAAP Net Income Attributable to GGP, and Company FFO to GAAP Net Income Attributable to GGP. None of our non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to General Growth Properties, Inc. and none are necessarily indicative of cash available to fund cash needs. In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company's ownership share) as the Company believes that given the significance of the Company's operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of the Company's unconsolidated properties provides important insights into the income and FFO produced by such investments for the Company as a whole.

The following table reconciles Company NOI to GAAP Operating Income (dollars in thousands) for the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Company NOI	$2,250,509	$2,161,837
Adjustments for minimum rents, real estate taxes and other property operating costs	(36,624)	(44,334)
Proportionate NOI	2,213,885	2,117,503
Unconsolidated Properties	(428,799)	(397,484)
Consolidated Properties	1,785,086	1,720,019
Management fees and other corporate revenues	70,887	68,792
Property management and other costs	(155,093)	(164,457)
General and administrative	(64,051)	(49,237)
Provisions for impairment	(5,278)	—
Depreciation and amortization	(708,406)	(749,722)
Loss on sales of investment properties	(44)	—
Noncontrolling interest in operating income of Consolidated Properties and other	$18,412	$15,021
Operating Income	941,513	840,416

The following table reconciles Company EBITDA to GAAP Net income attributable to GGP for the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Company EBITDA	$2,087,912	$1,990,687
Adjustments for minimum rents, real estate taxes, other property operating costs, and general and administrative	(54,478)	(44,334)
Proportionate EBITDA	2,033,434	1,946,353
Unconsolidated Properties	(395,933)	(370,598)
Consolidated Properties	1,637,501	1,575,755
Depreciation and amortization	(708,406)	(749,722)
Noncontrolling interest in NOI of Consolidated Properties and other	18,412	15,021
Interest income	28,613	7,699
Interest expense	(699,285)	(723,152)
Loss on foreign currency	(18,048)	(7,312)
Warrant liability adjustment	—	(40,546)
Provision for income taxes	(7,253)	(345)
Provision for impairment excluded from FFO	(5,278)	—
Equity in income of Unconsolidated Real Estate Affiliates	61,278	68,756
Discontinued operations	281,883	(11,622)
Gains from changes in control of investment properties	91,193	219,784
Loss on extinguishment of debt	—	(36,479)
Loss on sales of investment properties	(44)	—
Allocation to noncontrolling interests	(14,716)	(15,309)
Net income attributable to GGP	665,850	302,528

The following table reconciles Company FFO to GAAP net income attributable to GGP for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Company FFO	$1,255,651	$1,148,233
Adjustments for minimum rents, property operating expenses, general and administrative, market rate adjustments, debt extinguishment, income taxes and FFO from discontinued operations	64,545	(117,381)
Proportionate FFO (1)	1,320,196	1,030,852
Depreciation and amortization of capitalized real estate costs	(893,418)	(915,282)
Gain from change in control of investment properties	91,193	219,784
Preferred stock dividends	15,936	14,078
Gains on sales of investment properties	141,687	9,026
Noncontrolling interests in depreciation of Consolidated Properties	8,731	7,151
Provision for impairment excluded from FFO	(5,278)	—
Provision for impairment excluded from FFO of discontinued operations	—	(30,935)
Redeemable noncontrolling interests	(3,228)	(2,289)
Depreciation and amortization of discontinued operations	(9,969)	(29,857)
Net income attributable to GGP	665,850	302,528
(1) FFO as defined by the National Association of Real Estate Investment Trusts.
Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward-looking statement are based on reasonable assumption, it can give no assurance that its expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to, the Company's ability to refinance, extend, restructure or repay near and intermediate term debt, its indebtedness, its ability to raise capital through equity issuances, asset sales or the incurrence of new debt, retail and credit market conditions, impairments, its liquidity demands and economic conditions. The Company discusses these and other risks and uncertainties in its annual and quarterly periodic reports filed with the Securities and Exchange Commission. The Company may update that discussion in its periodic reports, but otherwise takes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2014, we had consolidated debt of $16.0 billion, including $2.4 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $2.4 billion of variable-rate debt would result in a $6.0 million annualized increase or decrease in consolidated interest expense and operating cash flows.
In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $477.2 million at December 31, 2014. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a $1.2 million annualized increase or decrease in our equity in the income (loss) of Unconsolidated Real Estate Affiliates.
We are subject to foreign currency exchange rate risk related to a $132.4 million note receivable denominated in Brazilian Reais (Note 14). During the year ended December 31, 2014, we recognized a $18.0 million loss on foreign currency on our Consolidated Statement of Operations and Comprehensive Income (Loss) due to changes in the value of the Brazilian Real and its impact on this note receivable. As of December 31, 2014, a 10% increase in the value of the Brazilian Real would result in a $12.0 million loss on foreign currency, and a 10% decrease in the value of the Brazilian Real would result in a $14.7 million gain on foreign currency.

For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 5 and 7. At December 31, 2014, the fair value of our consolidated debt has been estimated for this purpose to be $612.5 million higher than the carrying amount of $16.0 billion.
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
As of December 31, 2014, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2014, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois
We have audited the internal control over financial reporting of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 2, 2015

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information which appears under the captions "Proposal 1—Election of Directors," "Executive Officers," "Corporate Governance-Committees of the Board of Directors-Audit Committee" and "—Nominating & Governance Committee," "Additional Information Stockholder Proposals and Nomination of Directors at the 2015 Annual Meeting of Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated by reference into this Item 10.
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
Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303.A 12(a) of the NYSE listing standards on June 16, 2014, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.
ITEM 11.    EXECUTIVE COMPENSATION
The information which appears under the caption "Executive Compensation" in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information which appears under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated by reference into this Item 12.
The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2014.

Plan Category	(a) Number of securities to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted Average Exercise Price of Outstanding Options Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	19,744,224	17.26	22,210,006	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
	19,744,224	17.26	22,210,006
_______________________________________________________________________________

(1)	Reflects shares of common stock available for issuance under the Equity Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information which appears under the captions "Corporate Governance-Director Independence," and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated by reference into this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information which appears under the captions "Proposal 2-Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees and Services" and "Audit Committee's Pre-Approval Policies and Procedures" in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated by reference into this Item 14.
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

GENERAL GROWTH PROPERTIES, INC.

/s/ SANDEEP MATHRANI
Sandeep Mathrani
Chief Executive Officer	March 2, 2015

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

Signature	Title	Date

/s/ SANDEEP MATHRANI	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Sandeep Mathrani

/s/ MICHAEL B. BERMAN	Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Michael B. Berman

/s/ TARA L. MARSZEWSKI	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Tara L. Marszewski

/s/ RICHARD B. CLARK	Director	March 2, 2015
Richard B. Clark

/s/ MARY LOU FIALA	Director	March 2, 2015
Mary Lou Fiala

Signature	Title	Date

/s/ J. BRUCE FLATT	Director	March 2, 2015
J. Bruce Flatt

/s/ JOHN K. HALEY	Director	March 2, 2015
John K. Haley

/s/ DANIEL B. HURWITZ	Director	March 2, 2015
Daniel B. Hurwitz

/s/ BRIAN W. KINGSTON	Director	March 2, 2015
Brian W. Kingston

/s/ DAVID J. NEITHERCUT	Director	March 2, 2015
David J. Neithercut

/s/ MARK R. PATTERSON	Director	March 2, 2015
Mark R. Patterson

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
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Financial Statement Schedule at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of GGP/Homart II L.L.C. and GGP TRS L.L.C., the Company's investments in which are accounted for by use of the equity method, for the year ended December 31, 2012. The Company's equity of $9,315,000 in GGP/Homart II L.L.C.'s net income and the Company's equity of $6,133,000 in GGP-TRS L.L.C.'s net income for the year ended December 31, 2012 are included in the accompanying financial statements. The financial statements of GGP/Homart II L.L.C. and GGP TRS L.L.C. for the year ended December 31, 2012 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies for that year, is based on the reports of the other auditors and the procedures that we considered necessary in the circumstances with respect to the inclusion of the Company's equity method income in the accompanying consolidated financial statements taking into consideration the basis adjustments of the equity method investments which resulted from the application of the acquisition method of accounting in connection with the Company’s emergence from bankruptcy in 2010.
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
In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 2, 2015

Independent Auditors' Report
The Members
GGP/Homart II L.L.C.:
We have audited the accompanying consolidated financial statements of GGP/Homart II L.L.C. and its subsidiaries (the Company), which comprise the consolidated statements of operations and comprehensive income, changes in capital, and cash flows for the year ended December 31, 2012, and the related notes to the consolidated financial statements.
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
Auditors' Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2012, in accordance with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Chicago, Illinois
February 28, 2013

Independent Auditors' Report

The Members
GGP-TRS L.L.C.:
We have audited the accompanying consolidated financial statements of GGP-TRS L.L.C. and its subsidiaries (the Company), which comprise the related consolidated statements of operations, changes in members' capital, and cash flows for the year ended December 31, 2012, and the related notes to the consolidated financial statements.
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
Auditors' Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2012, in accordance with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Chicago, Illinois
February 28, 2013

GENERAL GROWTH PROPERTIES, INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets:
Investment in real estate:
Land	$4,244,607	$4,320,597
Buildings and equipment	18,028,844	18,270,748
Less accumulated depreciation	(2,280,845)	(1,884,861)
Construction in progress	703,859	406,930
Net property and equipment	20,696,465	21,113,414
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,604,762	2,407,698
Net investment in real estate	23,301,227	23,521,112
Cash and cash equivalents	372,471	577,271
Accounts and notes receivable, net	663,768	478,899
Deferred expenses, net	184,491	189,452
Prepaid expenses and other assets	813,777	995,569
Total assets	$25,335,734	$25,762,303
Liabilities:
Mortgages, notes and loans payable	$15,998,289	$15,672,437
Investment in Unconsolidated Real Estate Affiliates	35,598	17,405
Accounts payable and accrued expenses	934,897	970,995
Dividend payable	154,694	134,476
Deferred tax liabilities	21,240	24,667
Tax indemnification liability	—	321,958
Junior subordinated notes	206,200	206,200
Total liabilities	17,350,918	17,348,138
Redeemable noncontrolling interests:
Preferred	164,031	131,881
Common	135,265	97,021
Total redeemable noncontrolling interests	299,296	228,902
Commitments and Contingencies	—	—
Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 968,340,597 issued, 884,912,012 outstanding as of December 31, 2014, and 966,998,908 issued and 911,194,605 outstanding as of December 31, 2013	9,409	9,395
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013	242,042	242,042
Additional paid-in capital	11,351,625	11,372,443
Retained earnings (accumulated deficit)	(2,822,740)	(2,915,723)
Accumulated other comprehensive loss	(51,753)	(38,173)
Common stock in treasury, at cost, 55,969,390 shares as of December 31, 2014 and 28,345,108 shares as of December 31, 2013	(1,122,664)	(566,863)
Total stockholders' equity	7,605,919	8,103,121
Noncontrolling interests in consolidated real estate affiliates	79,601	82,142
Total equity	7,685,520	8,185,263
Total liabilities and equity	$25,335,734	$25,762,303
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Minimum rents	$1,583,695	$1,553,941	$1,517,120
Tenant recoveries	739,411	716,932	693,726
Overage rents	51,611	55,998	69,574
Management fees and other corporate revenues	70,887	68,792	71,949
Other	89,955	90,354	73,932
Total revenues	2,535,559	2,486,017	2,426,301
Expenses:
Real estate taxes	227,992	239,807	215,077
Property maintenance costs	66,897	69,411	74,280
Marketing	23,455	26,232	33,068
Other property operating costs	334,819	342,815	351,647
Provision for doubtful accounts	8,055	3,920	3,679
Property management and other costs	155,093	164,457	159,332
General and administrative	64,051	49,237	39,095
Provision for impairment	5,278	—	—
Depreciation and amortization	708,406	749,722	768,820
Total expenses	1,594,046	1,645,601	1,644,998
Operating income	941,513	840,416	781,303
Interest income	28,613	7,699	2,374
Interest expense	(699,285)	(723,152)	(781,221)
Loss on foreign currency	(18,048)	(7,312)	—
Warrant liability adjustment	—	(40,546)	(502,234)
Gains from changes in control of investment properties	91,193	219,784	18,549
Loss on extinguishment of debt	—	(36,479)	(15,007)
Income (loss) before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	343,986	260,410	(496,236)
Provision for income taxes	(7,253)	(345)	(9,091)
Equity in income of Unconsolidated Real Estate Affiliates	61,278	68,756	78,342
Income (loss) from continuing operations	398,011	328,821	(426,985)
Discontinued operations:
Income (loss) from discontinued operations, including gains (losses) on dispositions	137,989	(37,516)	(95,313)
Gain on extinguishment of tax indemnification liability	77,215	—	—
Gain on extinguishment of debt	66,679	25,894	50,765
Discontinued operations, net	281,883	(11,622)	(44,548)
Net income (loss)	679,894	317,199	(471,533)
Allocation to noncontrolling interests	(14,044)	(14,671)	(9,700)
Net income (loss) attributable to General Growth Properties, Inc.	665,850	302,528	(481,233)
Preferred Stock dividends	(15,936)	(14,078)	—
Net income (loss) attributable to common stockholders	$649,914	$288,450	$(481,233)
Basic Earnings (Loss) Per Share:
Continuing operations	$0.42	$0.32	$(0.47)
Discontinued operations	0.32	(0.01)	(0.05)
Total basic earnings (loss) per share	$0.74	$0.31	$(0.52)
Diluted Earnings (Loss) Per Share:
Continuing operations	$0.39	$0.32	$(0.47)
Discontinued operations	0.30	(0.01)	(0.05)

Total diluted earnings (loss) per share	$0.69	$0.31	$(0.52)
Comprehensive Income (Loss), Net:
Net income (loss)	$679,894	$317,199	$(471,533)
Other comprehensive income (loss):
Foreign currency translation (year ended December 31, 2013 includes reclassification of ($109.9 million) accumulated other comprehensive loss into Net income attributable to common stockholders)	(13,604)	49,644	(39,674)
Unrealized loss on available-for-sale securities	(54)	(70)	(165)
Other comprehensive income (loss)	(13,658)	49,574	(39,839)
Comprehensive income (loss)	666,236	366,773	(511,372)
Comprehensive income allocated to noncontrolling interests	(13,966)	(15,064)	(9,442)
Comprehensive income (loss) attributable to General Growth Properties, Inc.	652,270	351,709	(520,814)
Preferred stock dividends	(15,936)	(14,078)	—
Comprehensive income (loss), net, attributable to common stockholders	$636,334	$337,631	$(520,814)
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
Balance at January 1, 2012	$9,353	$—	$10,405,318	$(1,883,569)	$(47,773)	$—	$96,016	$8,579,345
Net loss				(481,233)			784	(480,449)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(13,478)	(13,478)
Restricted stock grants, net of forfeitures ((85,452) common shares)	(1)		8,888					8,887
Employee stock purchase program (98,076 common shares)	1		1,604					1,605
Stock option grants, net of forfeitures (617,842 common shares)	6		19,853					19,859
Cash dividends reinvested (DRIP) in stock (3,111,365 common shares)	33		48,490					48,523
Other comprehensive loss					(39,581)			(39,581)
Cash distributions declared ($0.42 per share)				(394,029)				(394,029)
Cash redemptions for common units in excess of carrying value			(1,083)					(1,083)
Fair value adjustment for noncontrolling interest in Operating Partnership			(50,623)					(50,623)
Dividend for RPI Spin-off				26,044				26,044
Balance at December 31, 2012	$9,392	$—	$10,432,447	$(2,732,787)	$(87,354)	$—	$83,322	$7,705,020
Net income				302,528			3,103	305,631
Issuance of Preferred Stock, net of issuance costs		242,042						242,042
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(4,283)	(4,283)
Restricted stock grants, net of forfeitures (18,444 common shares)	—		8,340					8,340
Employee stock purchase program (135,317 common shares)	—		2,708					2,708
Stock option grants, net of forfeitures (344,670 common shares)	3		35,995					35,998
Treasury stock purchases (28,345,108 common shares)						(566,863)		(566,863)
Cash dividends reinvested (DRIP) in stock (28,852 common shares)	—		613					613
Other comprehensive loss before reclassification					(60,680)			(60,680)
Amounts reclassified from Accumulated Other Comprehensive Loss					109,861			109,861
Cash distributions declared ($0.51 per share)				(471,386)				(471,386)

Cash distributions on Preferred Stock				(14,078)				(14,078)
Fair value adjustment for noncontrolling interest in Operating Partnership			(3,173)					(3,173)
Common stock warrants			895,513					895,513
Balance at December 31, 2013	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263
Net income				665,850			1,851	667,701
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(4,392)	(4,392)
Restricted stock grants, net of forfeitures (16,112 common shares)	—	—	2,496					2,496
Employee stock purchase program (138,446 common shares)	1		2,951					2,952
Stock option grants, net of forfeitures (1,164,945 common shares)	12		40,714					40,726
Treasury stock purchases (27,624,282 common shares)						(555,801)		(555,801)
Cash dividends reinvested (DRIP) in stock (22,186 common shares)	1	—	505					506
Other comprehensive loss					(13,580)			(13,580)
Cash distributions declared ($0.63 per share)				(556,931)				(556,931)
Cash distributions on Preferred Stock				(15,936)				(15,936)
Fair value adjustment for noncontrolling interest in Operating Partnership			3,169					3,169
Fair value adjustment for noncontrolling interest in GGPOP			(70,653)					(70,653)
Balance at December 31, 2014	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash Flows provided by Operating Activities:
Net income (loss)	$679,894	$317,199	$(471,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(61,278)	(68,756)	(78,340)
Distributions received from Unconsolidated Real Estate Affiliates	46,463	53,592	35,399
Provision for doubtful accounts	8,151	4,095	4,807
Depreciation and amortization	718,064	773,255	813,953
Amortization/write-off of deferred finance costs	13,621	9,453	5,380
Accretion/write-off of debt market rate adjustments	13,442	9,698	(39,798)
Amortization of intangibles other than in-place leases	76,615	84,229	105,871
Straight-line rent amortization	(48,935)	(49,780)	(61,963)
Deferred income taxes	(5,615)	(3,847)	1,655
Litigation loss	17,854	—	—
(Gain) loss on dispositions, net	(131,849)	811	(24,426)
Gains from changes in control of investment properties	(91,193)	(219,784)	(18,549)
Gain on extinguishment of debt	(66,679)	(25,894)	(60,676)
Provisions for impairment	5,278	30,936	118,588
Loss (gain) on foreign currency	18,048	(7,312)	—
Warrant liability adjustment	—	40,546	502,234
Cash paid for extinguishment of tax indemnification liability	(138,000)	—	—
Gain on extinguishment of tax indemnification liability	(77,215)	—	—
Net changes:
Accounts and notes receivable	(19,613)	1,697	4,985
Prepaid expenses and other assets	(28,966)	25,273	8,956
Deferred expenses	(24,234)	(44,877)	(45,518)
Restricted cash	(1,070)	16,894	50,864
Accounts payable and accrued expenses	21,703	(80,902)	(63,945)
Other, net	25,238	23,005	19,159
Net cash provided by operating activities	949,724	889,531	807,103
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	(537,357)	(433,405)	(362,358)
Development of real estate and property improvements	(624,829)	(516,906)	(339,988)
Loans to joint venture partners	(137,070)	(32,161)	—
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	361,183	1,006,357	397,251
Contributions to Unconsolidated Real Estate Affiliates	(130,500)	(87,909)	(265,107)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	387,234	222,053	372,205
Increase (decrease) in restricted cash	3,414	8,831	(23,455)
Net cash (used in) provided by investing activities	(677,925)	166,860	(221,452)
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	2,401,407	5,501,047	5,622,525
Principal payments on mortgages, notes and loans payable	(1,760,032)	(5,155,453)	(5,796,656)
Deferred finance costs	(21,264)	(20,548)	(34,137)
Net proceeds from issuance of Preferred Stock	—	242,042	—
Purchase of Warrants	—	(633,229)	—
Treasury stock purchases	(555,801)	(566,863)	—
Cash distributions paid to common stockholders	(534,151)	(447,195)	(384,339)
Cash distributions reinvested (DRIP) in common stock	506	614	48,523
Cash distributions paid to preferred stockholders	(15,936)	(10,093)	—
Cash distributions and redemptions paid to holders of common units	(718)	(36,894)	(3,812)
Other, net	9,390	22,637	14,188
Net cash used in financing activities	(476,599)	(1,103,935)	(533,708)
Net change in cash and cash equivalents	(204,800)	(47,544)	51,943
Cash and cash equivalents at beginning of year	577,271	624,815	572,872
Cash and cash equivalents at end of year	$372,471	$577,271	$624,815
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Cash Flow Information:
Interest paid	$688,297	$834,155	$859,809
Interest capitalized	16,665	11,210	1,489
Income taxes paid	10,202	6,313	2,664
Accrued capital expenditures included in accounts payable and accrued expenses	198,471	103,988	96,300
Settlement of Tax indemnification liability:
Assets	106,743	—	—
Liability extinguished	(321,958)	—	—
Non-Cash Transactions:
Notes receivable related to sale of investment property and Aliansce	—	151,127	—
Gain on investment in Unconsolidated Real Estate Affiliates	—	9,837	23,358
Amendment of warrant agreement	—	895,513	—
Non-Cash Sale of Retail Property
Assets	21,426	71,881	20,296
Liabilities and equity	(21,426)	(71,881)	(20,296)
Rouse Properties, Inc. Dividend:
Non-cash dividend for RPI Spin-off	—	—	(26,044)
Non-Cash Distribution of RPI Spin-off:
Assets	—	—	1,554,486
Liabilities and equity	—	—	(1,554,486)
Non-Cash Sale of Property to RPI:
Assets	—	—	63,672
Liabilities and equity	—	—	(63,672)
Non-Cash Sale of Property to HHC:
Assets	—	—	17,085
Liabilities and equity	—	—	(17,085)
Non-Cash Acquisition of The Oaks and Westroads
Assets (Consolidated)	—	—	218,071
Liabilities and equity (Consolidated)	—	—	(218,071)
Non-Cash Acquisition of Quail Springs—Refer to Note 3
Non-Cash Sale of The Grand Canal Shoppes and The Shoppes at The Palazzo—Refer to Note 3
Non-Cash Sale of Bayside Marketplace—Refer to Note 3
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
GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of December 31, 2014, we are the owner, either entirely or with joint venture partners of 128 retail properties.
Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of December 31, 2014, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units, as defined below) of the Operating Partnerships, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.
GGPOP is the general partner of, and owns approximately 1.5% of the equity interest in, each Operating Partnership. GGPOP has common units of limited partnership ("Common Units"), which are redeemable for cash or, at our option, shares of GGP common stock. It also has preferred units of limited partnership interest ("Preferred Units"), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock ("Convertible Preferred Units") (Note 11).
In addition to holding ownership interests in various joint ventures, the Operating Partnerships generally conduct their operations through General Growth Management, Inc. ("GGMI"), General Growth Services, Inc. ("GGSI") and GGPLP REIT Services, LLC ("GGPRS"). GGMI and GGSI are taxable REIT subsidiaries ("TRS"s), which provide management, leasing, tenant coordination, business development, marketing, strategic partnership and other services for a majority of our Unconsolidated Real Estate Affiliates (defined below) and for substantially all of our Consolidated Properties, as defined below. GGSI also serves as a contractor to GGMI for these services. GGPRS generally provides financial, accounting, tax, legal, development, and other services to our Consolidated Properties.
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
We operate in a single reportable segment which includes the operation, development and management of retail and other rental properties, primarily regional malls. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company NOI in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue, Company NOI, or combined assets. Company NOI excludes from NOI certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.
Reclassifications
Certain prior period amounts included in the Consolidated Statements of Operations and Comprehensive Income (Loss) and related footnotes associated with properties we have disposed of have been reclassified to discontinued operations for all periods presented (Note 4). Additionally, $18.4 million of accrued interest related to the tax indemnification liability (Note 18) was reclassified from accounts payable and accrued expenses to tax indemnification liability in our Consolidated Balance Sheets as of December 31, 2013, as presented herein. Also, $32.2 million of notes receivable was reclassified from acquisition of real estate and property additions to loans to joint venture partners in our Consolidated Statements of Cash Flows for the year ended December 31, 2013.
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
The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount
As of December 31, 2014
Tenant leases:
In-place value	$608,840	$(362,531)	$246,309
As of December 31, 2013
Tenant leases:
In-place value	$797,311	$(420,370)	$376,941
The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 15); the below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in accounts payable and accrued expenses (Note 16) in our Consolidated Balance Sheets.
Amortization/accretion of all intangibles, including the intangibles in Note 15 and Note 16, had the following effects on our income (loss) from continuing operations:

	Year Ended December 31,
	2014	2013	2012
Amortization/accretion effect on continuing operations	$(196,792)	$(237,302)	$(327,185)

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Future amortization/accretion of these intangibles is estimated to decrease results from continuing operations as follows:

Year	Amount
2015	$133,254
2016	103,718
2017	78,008
2018	51,032
2019	28,320

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

	Year Ended December 31,
	2014	2013	2012
Amortization of straight-line rent	$48,254	$47,567	$58,331
Net amortization/accretion of above and below-market tenant leases	(66,285)	(67,344)	(78,541)
Lease termination income	10,590	10,633	8,544
The following is a summary of straight-line rent receivables, which are included in accounts and notes receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	December 31, 2014	December 31, 2013
Straight-line rent receivables, net	$228,153	$188,291
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
We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The following table summarizes the changes in allowance for doubtful accounts:

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	2014	2013	2012
Balance as of January 1,	$17,892	$24,692	$32,859
Provision for doubtful accounts(1)	10,934	5,528	7,000
Provisions for doubtful accounts in discontinued operations	602	1,277	1,235
Write-offs	(13,807)	(13,605)	(16,402)
Balance as of December 31,	$15,621	$17,892	$24,692
_______________________________________________________________________________

(1)	Excludes recoveries of $2.7 million, $1.9 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Year Ended December 31,
	2014	2013	2012
Management fees from affiliates	$70,887	$68,681	$70,506
Management fee expense	(26,972)	(25,551)	(23,061)
Net management fees from affiliates	$43,915	$43,130	$47,445
Income Taxes (Note 8)
We expect to distribute 100% of our taxable capital gains and taxable ordinary income to shareholders annually. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and cannot correct such failure, we would not be allowed to deduct distributions to shareholders in computing our taxable income and federal income tax. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in our loss of REIT status. If we lose our REIT status, corporate level income tax would apply to our taxable income at regular corporate rates, or we may be subject to applicable alternative minimum tax. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for four subsequent taxable years.
Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns and are recorded primarily by certain of our taxable REIT subsidiaries. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision. In 2010, GGP experienced a change in control, as a result of the transactions undertaken to emerge from bankruptcy, pursuant to Section 382 of the Internal Revenue Code that could limit the benefit of deferred tax assets. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.

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
During the year ended December 31, 2014, we recorded a $5.3 million impairment charge in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss). This impairment charge related to one operating property and was recorded because the estimated fair value of the property, based on a bona-fide purchase offer, was less than the carrying value of the properties. During the year ended December 31, 2014, we recorded no impairment charges in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income (Loss).
During the year ended December 31, 2013, we recorded no impairment charges in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2013, we recorded $30.9 million of impairment charges in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income (Loss), which related to five operating properties. We recorded a gain on extinguishment of debt in discontinued operations of approximately $66.7 million in the first quarter of 2014 related to one of these impaired properties that is included in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income (Loss).
During the year ended December 31, 2012, we recorded no impairment charge in continuing operations of our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2012, we recorded $108.7 million of impairment charges in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income (Loss), which related to eight operating properties.
Investment in Unconsolidated Real Estate Affiliates
A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the years ended December 31, 2014, 2013, and 2012.
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
The impairment section above includes a discussion of all impairments recognized during the years ended December 31, 2014, 2013 and 2012, which were based on Level 2 inputs. Note 5 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 9 includes a discussion of our outstanding warrants, which were measured at fair value using Level 3 inputs until the warrant agreement was amended on March 28, 2013. Note 11 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. At December 31, 2014, we have $100.0 million outstanding under our credit facility.
Recently Issued Accounting Pronouncements
Effective January 1, 2015 with early adoption permitted January 1, 2014 the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have (or will have) a major effect on the company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. Pursuant to its terms, we have elected to adopt this pronouncement effective January 1, 2015. This definition will be applied prospectively after the adoption and is anticipated to substantially reduce the number of transactions, going forward, that qualify for discontinued operations as compared to previous periods.
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
NOTE 3 ACQUISITIONS AND JOINT VENTURE ACTIVITY
On December 24, 2014 we formed a joint venture that holds 100% of Bayside Marketplace and sold a portion of our interest to a third party. We received $71.9 million in cash, net of debt assumed of $122.5 million, and the partner received a 49% economic interest in the joint venture. We recorded gain from change in control of investment property of $91.2 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014, as a result of this transaction. We are the managing member, however we account for the joint venture under the equity method of accounting because we share control over major decisions with the joint venture partner and the partner has substantive participating rights including establishing operating and capital decisions including budgets, in the ordinary course of business.

The table below summarizes the gain calculation:

Cash received from joint venture partner	$71,883
Less: Proportionate share of previous investment in Bayside Marketplace	(19,310)
Gain from change in control of investment property	$91,193
On December 17, 2014, we entered into an agreement to acquire the Crown Building in New York City, New York located at 730 Fifth Avenue for approximately $1.775 billion through a joint venture in which we have a 50% interest. We contributed $50.0 million to the joint venture to fund a deposit related to the acquisition that is expected to close in the second quarter of 2015.
During the year ended December 31, 2014, we acquired joint venture interests in five retail properties located in New York City, Miami, and Bellevue (WA) for total consideration of $690.2 million (excluding closing costs), which included equity of $405.5 million and the assumption of debt of $310.2 million. The five retail properties acquired are described below. We account for the joint ventures under the equity method of accounting (excluding Miami Design District Associates which is accounted for using the cost method) because we share control over major decisions with our joint venture partners. These properties will be accounted for as Unconsolidated Real Estate Affiliates, and are recorded within the investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets (Note 6).

On October 22, 2014, we contributed $49.1 million for a 50% interest in a joint venture that acquired the retail portion of 530 Fifth Avenue in New York, New York for a gross purchase price of $300 million with $190 million in gross property-level financing. We have an effective 50% interest in the joint venture. In connection with the acquisition, we provided $39.4 million in loans to our joint venture partner and $31.0 million in a mezzanine loan to the joint venture (Note 14).

On September 30, 2014, we contributed $8.3 million for a 10% interest in a joint venture that acquired the retail portion of 522 Fifth Avenue in New York, New York for a gross purchase price of $165.0 million with $83.3 million in gross property-level financing. We have an effective 10% interest in the joint venture. In connection with the acquisition we provided a $5.3 million loan to our joint venture partner (Note 14).

On September 15, 2014, we contributed $244.7 million to a joint venture that acquired a 20% interest in a development located in Miami, Florida and an 85.67% interest in a mall located in Bellevue, Washington. The joint venture's 20% interest in the Miami Design District Associates, LLC ("MDDA") was acquired for a purchase price of $280.0 million. Through the formation of the joint venture, we have a 12.5% share of this investment and account for it as a cost method investment. The joint venture partner

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

contributed a property, The Shops at the Bravern, LLC ("Bravern"), for a net contribution of $79.0 million. Through the formation of the joint venture, we have a 40% interest in the property and account for the joint venture under the equity method of accounting.

On June 27, 2014, we contributed $106.6 million to a joint venture that acquired 685 Fifth Avenue in New York, New York for a gross purchase price of $521.4 million with $340.0 million in gross property-level financing. We have a 50% interest in the joint venture. In connection with the acquisition we provided an $85.3 million loan to our joint venture partner (Note 14).
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
On May 16, 2013, we formed a joint venture that holds 100% of The Grand Canal Shoppes and The Shoppes at The Palazzo. We received $411.5 million in cash, net of debt assumed of $311.9 million, and the joint venture partner received a 49.9% economic interest in the joint venture. We recorded gains from changes in control of investment properties of $200.0 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013, as a result of this transaction. We are the general partner, however we account for the joint venture under the equity method of accounting because we share control over major decisions with the partner and the partner has substantive participating rights. The table below summarizes the gain calculation:

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
During 2014, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $66.7 million and a reduction of property-level debt of $79.0 million. We transferred six office properties and cash aggregating total consideration of $268.0 million in full settlement of our $322.0 million tax indemnification liability (Note 18). Additionally, we sold three operating properties for $278.6 million, which resulted in a gain of $125.2 million. We used the net proceeds from these transactions to repay debt of $127.0 million.
During 2013, we sold our interests in six retail properties for total consideration of $142.6 million, which reduced our property level debt by approximately $143.6 million. Additionally, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on debt extinguishment of $25.9 million and a reduction of property level debt of $96.9 million.
On January 12, 2012, we completed the RPI Spin-Off, a 30-mall portfolio. The RPI Spin-Off was accomplished through a special dividend of the common stock of RPI to holders of GGP common stock as of December 30, 2011.
In addition, during 2012, we sold our interests in an office portfolio, three office properties, 18 retail properties and an anchor box for total cash proceeds of $394.5 million, and reduced our property level debt by $320.6 million.
The following table summarizes the operations of the properties included in discontinued operations.

	Year Ended December 31,
	2014	2013	2012
Retail and other revenue	$27,276	$73,329	$151,856
Total revenues	27,276	73,329	151,856
Retail and other operating expenses	17,515	56,926	117,352
Provisions for impairment	—	30,935	108,681
Total expenses	17,515	87,861	226,033
Operating income (loss)	9,761	(14,532)	(74,177)
Interest expense, net	(2,188)	(22,167)	(45,539)
Provision for income taxes	—	—	(23)
Gains (losses) on dispositions	130,416	(817)	24,426
Net income (loss) from operations	137,989	(37,516)	(95,313)
Gain on extinguishment of debt	66,679	25,894	50,765
Gain on extinguishment of tax indemnification liability	77,215	—	—
Net income (loss) from discontinued operations	$281,883	$(11,622)	$(44,548)

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 5 FAIR VALUE
Fair Value of Certain Operating Properties
The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded as of December 31, 2014 and 2013.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2014
Investments in real estate(1)	$26,250	$—	$26,250	$—
Year Ended December 31, 2013
Investments in real estate(1)	$12,000	$—	$12,000	$—
_______________________________________________________________________________

(1)	Refer to Note 2 for more information regarding impairment.
We estimated the fair value relating to impairment assessments based upon negotiated sales prices, which is classified within Level 2 of the fair value hierarchy.
Fair Value of Financial Instruments
The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
Fixed-rate debt	$13,606,936	$14,211,247	$13,919,820	$13,957,952
Variable-rate debt	2,391,353	2,399,547	1,752,617	1,787,139
	$15,998,289	$16,610,794	$15,672,437	$15,745,091
_______________________________________________________________________________

(1)	Includes market rate adjustments of $19.9 million and $0.9 million as of December 31, 2014 and 2013, respectively.
The fair value of our Junior Subordinated Notes approximates their carrying amount as of December 31, 2014 and 2013. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES
Following is summarized financial information for all of our Unconsolidated Real Estate Affiliates.

	December 31, 2014	December 31, 2013
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates
Assets:
Land	$1,152,485	$1,046,354
Buildings and equipment	10,009,490	8,670,976
Less accumulated depreciation	(2,591,347)	(2,301,054)
Construction in progress	125,931	46,339
Net property and equipment	8,696,559	7,462,615
Investments in unconsolidated joint ventures	16,462	—
Net investment in real estate	8,713,021	7,462,615
Cash and cash equivalents	308,621	260,405
Accounts and notes receivable, net	203,511	187,533
Deferred expenses, net	281,835	254,949
Prepaid expenses and other assets	594,257	147,182
Total assets	$10,101,245	$8,312,684
Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$7,945,828	$6,503,686
Accounts payable, accrued expenses and other liabilities	418,995	324,620
Cumulative effect of foreign currency translation ("CFCT")	(35,238)	(22,896)
Owners' equity, excluding CFCT	1,771,660	1,507,274
Total liabilities and owners' equity	$10,101,245	$8,312,684
Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$1,736,422	$1,484,378
Less: joint venture partners' equity	(861,515)	(760,804)
Plus: excess investment/basis differences	1,694,257	1,666,719
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,569,164	$2,390,293
Reconciliation—Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset—Investment in and loans to/from Unconsolidated Real Estate Affiliates	$2,604,762	$2,407,698
Liability—Investment in Unconsolidated Real Estate Affiliates	(35,598)	(17,405)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$2,569,164	$2,390,293

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$827,436	$768,353	$710,895
Tenant recoveries	355,188	327,033	296,815
Overage rents	30,915	32,500	25,794
Other	39,804	34,007	32,755
Total revenues	1,253,343	1,161,893	1,066,259
Expenses:
Real estate taxes	110,665	104,270	95,435
Property maintenance costs	39,105	34,666	37,835
Marketing	14,626	15,981	16,573
Other property operating costs	172,547	160,286	152,866
Provision for doubtful accounts	3,052	1,283	1,937
Property management and other costs(1)	57,980	52,803	48,597
General and administrative	9,250	2,333	1,660
Depreciation and amortization	325,787	279,522	260,075
Total expenses	733,012	651,144	614,978
Operating income	520,331	510,749	451,281
Interest income	5,909	1,431	746
Interest expense	(315,339)	(286,917)	(278,935)
Provision for income taxes	(1,497)	(316)	(935)
Equity in loss of unconsolidated joint ventures	(194)	—	—
Income from continuing operations	209,210	224,947	172,157
Net income from disposed investment	1,415	28,166	52,429
Allocation to noncontrolling interests	(58)	1	(74)
Net income attributable to the ventures	$210,567	$253,114	$224,512
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$210,567	$253,114	$224,512
Joint venture partners' share of income	(114,263)	(140,193)	(131,047)
Amortization of capital or basis differences	(35,026)	(44,165)	(15,123)
Equity in income of Unconsolidated Real Estate Affiliates	$61,278	$68,756	$78,342
_______________________________________________________________________________

(1)	Includes management fees charged to the unconsolidated joint ventures by GGMI, GGSI and GGPLP.
The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 24 domestic joint ventures, comprising 38 U.S. retail properties and 3 strip/other retail centers, and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.
On December 1, 2014, we sold our interest in a joint venture, which resulted in our recognition of a gain of $9.7 million. The $9.7 million gain is recognized within equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Operations and Comprehensive Income (Loss). The gain is included in amortization of capital or basis differences in the table above.
Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt
Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $3.9 billion as of December 31, 2014 and $3.2 billion as of December 31, 2013, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.
We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $89.3 million at one property as of December 31, 2014, and $90.6 million as of December 31, 2013. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of December 31, 2014, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.
NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	December 31, 2014(1)	Weighted-Average Interest Rate(2)	December 31, 2013(3)	Weighted-Average Interest Rate(2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable(4)	$13,600,337	4.52%	$13,907,029	4.55%
Corporate and other unsecured loans	6,599	4.41%	12,791	4.41%
Total fixed-rate debt	13,606,936	4.52%	13,919,820	4.55%
Variable-rate debt:
Collateralized mortgages, notes and loans payable(4)	2,291,353	2.00%	1,700,817	2.61%
Revolving credit facility	100,000	1.73%	51,800	1.74%
Total variable-rate debt	2,391,353	1.99%	1,752,617	2.59%
Total Mortgages, notes and loans payable	$15,998,289	4.14%	$15,672,437	4.33%
Junior Subordinated Notes	$206,200	1.68%	$206,200	1.69%
_______________________________________________________________________________

(1)	Includes net $19.9 million of debt market rate adjustments.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of deferred finance costs.

(3)	Includes net $0.9 million of debt market rate adjustments.

(4)	$100.9 million of the fixed-rate balance and $1.4 billion of the variable-rate balance is cross-collateralized.
Collateralized Mortgages, Notes and Loans Payable
As of December 31, 2014, $21.9 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.5 billion of debt, are cross-collateralized with other properties. Although a majority of the $15.9 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.7 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.
During the year ended December 31, 2014, we refinanced consolidated mortgage notes totaling $1.4 billion related to eight properties with net proceeds of $657.1 million. The prior loans had a weighted-average term-to-maturity of 1.6 years, and a weighted-average interest rate of 4.8%. The new loans have a weighted-average term-to-maturity of 6.7 years, and a weighted-average interest rate of 3.3%. In addition to these loans, we also obtained a $450.0 million construction loan at Ala Moana Center with an interest rate of LIBOR plus 1.9%. As of December 31, 2014, the Company has drawn $228.9 million under this loan.
On August 1, 2014, we amended our $1.4 billion corporate loan secured by cross-collateralized mortgages on 14 properties. This amendment lowered the interest rate on the loan from LIBOR plus 2.50% to LIBOR plus 1.75%. The loan matures on April 26, 2016. At our option, there are two one-year maturity date extension options available, subject to certain compliance requirements.
Corporate and Other Unsecured Loans
We have certain unsecured debt obligations, the terms of which are described below:

	December 31, 2014(2)	Weighted-Average Interest Rate	December 31, 2013(3)	Weighted-Average Interest Rate
Unsecured debt:
HHC Note(1)	6,735	4.41%	13,179	4.41%
Revolving credit facility	100,000	1.73%	51,800	1.74%
Total unsecured debt	$106,735	1.90%	$64,979	2.28%
_______________________________________________________________________________

(1)	Matures in December 2015.

(2)
Excludes a market rate discount of $0.1 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets. The market rate discount amortizes as an addition to interest expense over the life of the loan.

(3)
Excludes a market rate discount of $0.4 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets. The market rate discount amortizes as an addition to interest expense over the life of the loan.

Our Facility as amended on October 23, 2013, provides for revolving loans of up to $1.0 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2018 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 132.5 to 195 basis points, which is determined by the Company's leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of December 31, 2014. $100.0 million was outstanding on the Facility, as of December 31, 2014.
Junior Subordinated Notes
GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPN. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPN due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $49.1 million as of December 31, 2014 and $19.4 million as of December 31, 2013. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2014.
NOTE 8 INCOME TAXES
We have elected to be taxed as a REIT under the Internal Revenue Code. We intend to maintain REIT status. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable ordinary income. In addition, the Company is required to meet certain asset and income tests.
As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2011 through 2014 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2010 through 2014.
The provision for income taxes for the years ended December 31, 2014, 2013, and 2012 are as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Current	$13,994	$3,855	$5,036
Deferred	(6,741)	(3,510)	4,055
Total from Continuing Operations	7,253	345	9,091
Current	—	—	23
Total from Discontinued Operations	—	—	23
Total	$7,253	$345	$9,114
Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our TRS net operating loss carryforwards of $19.5 million are currently scheduled to expire in subsequent years through 2033. Our capital loss carryforwards of $6.6 million are scheduled to expire in 2016. Substantially all of these attributes are limited under Section 382 of the Code and are subject to valuation allowances.
Each TRS and certain REIT entities subject to state income taxes are tax paying components for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Total deferred tax assets	$19,347	$16,077	$17,778
Valuation allowance	(15,127)	(15,171)	(16,876)
Net deferred tax assets	4,220	906	902
Total deferred tax liabilities	(21,240)	(24,667)	(28,174)
Net deferred tax liabilities	$(17,020)	$(23,761)	$(27,272)
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31, 2014, December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Operating loss and tax credit carryforwards	$15,699	$15,477	$15,051
Other TRS property, primarily differences in basis of assets and liabilities	(17,592)	(24,067)	(25,447)
Valuation allowance	(15,127)	(15,171)	(16,876)
Net deferred tax liabilities	$(17,020)	$(23,761)	$(27,272)
We have unrecognized tax benefits recorded pursuant to uncertain tax positions of $6.1 million and $5.1 million as of December 31, 2014 and December 31, 2013 respectively, excluding interest, all of which would impact our effective tax rate. We believe that it is reasonably possible that all of our currently remaining unrecognized tax benefits may be recognized by the end of 2015 upon the potential settlement of an audit and the expiration of the statute of limitations.
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
_______________________________________________________________________________

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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

		Exercise Price
Record Date	Issuable Shares (1)	Brookfield and Blackstone—B (2)	Fairholme, Pershing Square and Blackstone—A (2)(3)
April 16, 2013	83,443,178	$9.53	$9.30
July 16, 2013	83,945,892	9.47	9.25
October 15, 2013	84,507,750	9.41	9.19
December 13, 2013	85,084,392	9.34	9.12
April 15, 2014	85,668,428	9.28	9.06
July 15, 2014	86,215,500	9.22	9.01
October 15, 2014	86,806,928	9.16	8.94
December 15, 2014	87,353,999	9.10	8.89
_______________________________________________________________________________

(1)	Issuable shares as of April 16, 2013 exclude the Fairholme and Blackstone A and B warrants purchased by GGPLP.

(2)	On January 28, 2013, the Fairholme and Blackstone Warrants (A and B) were purchased by GGPLP.

(3)	On December 31, 2012, the Pershing Square Warrants were purchased by the Brookfield Investor.
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
As a result of the transactions occurring on December 31, 2012, and January 28, 2013, Brookfield now owns or manages on behalf of third parties all of the outstanding Warrants. Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 68,000,000 shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of December 31, 2014, the remaining Warrants are exercisable into approximately 59 million common shares of the Company, at a weighted-average exercise price of approximately $9.11 per share. Due to their ownership of Warrants, Brookfield's potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the change in fair value of the Warrants which is measured on a recurring basis using Level 3 inputs:

	Year Ended December 31,
	2013	2012
Balance as of January 1,	$1,488,196	$985,962
Warrant liability adjustment	40,546	502,234
Purchase of Warrants by GGPLP	(633,229)	—
Reclassification to equity	(895,513)	—
Balance as of December 31,	$—	$1,488,196
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

NOTE 10 RENTALS UNDER OPERATING LEASES
We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties as of December 31, 2014 are as follows:

Year	Amount
2015	$1,385,785
2016	1,280,551
2017	1,136,836
2018	998,624
2019	858,889
Subsequent	3,051,023
$8,711,708
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

	Year Ended December 31,
	2014	2013	2012
Distributions to preferred Operating Partnership units	$(8,965)	$(9,287)	$(12,414)
Net (income) loss allocation to noncontrolling interests in operating partnership from continuing operations (common units)	(3,228)	(2,281)	3,498
Net (income) loss allocated to noncontrolling interest in consolidated real estate affiliates	(1,851)	(3,103)	(784)
Allocation to noncontrolling interests	(14,044)	(14,671)	(9,700)
Other comprehensive loss allocated to noncontrolling interests	78	(393)	258
Comprehensive income allocated to noncontrolling interests	$(13,966)	$(15,064)	$(9,442)

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
Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders. However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common Units as of December 31, 2014, the aggregate amount of cash we would have paid would have been $164.0 million.
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of December 31, 2014	Converted Basis to Common Units Outstanding as of December 31, 2014	Conversion Price	Redemption Value
Series B(1)	3.00000	1,279,386	3,990,772	$16.66670	112,260
Series D	1.50821	532,750	803,498	33.15188	26,637
Series E	1.29836	502,658	652,631	38.51000	25,133
					$164,030
_______________________________________________________________________________

(1)
The conversion price of Series B preferred units is lower than the GGP December 31, 2014 closing common stock price of $28.13. Therefore, a common stock price of $28.13 is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2014, 2013, and 2012.

Balance at January 1, 2012	$223,795
Net loss	(3,498)
Distributions	(2,850)
Redemption of operating partnership units	(2,730)
Dividend for RPI Spin-Off	3,137
Other comprehensive loss	(258)
Fair value adjustment for noncontrolling interests in Operating Partnership	50,623
Balance at December 31, 2012	$268,219
Balance at January 1, 2013	268,219
Net income	2,281
Distributions	(3,275)
Redemption of operating partnership units (1)	(41,889)
Other comprehensive income	393
Fair value adjustment for noncontrolling interests in Operating Partnership	3,173
Balance at December 31, 2013	$228,902
Balance at January 1, 2014	$228,902
Net income	3,228
Distributions	(3,059)
Redemption of operating partnership units	(350)
Other comprehensive income	(78)
Fair value adjustment for noncontrolling interests in Operating Partnership	70,653
Balance at December 31, 2014	$299,296
_______________________________________________________________________________

(1)	Operating partnership unit holders redeemed 1,756,521 units in 2013.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Common Stock Dividend and Purchase of Common Stock
Our Board of Directors declared common stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15
2013
October 28	December 13	January 2, 2014	$0.14
July 29	October 15	October 29, 2013	0.13
May 10	July 16	July 30, 2013	0.12
February 4	April 16	April 30, 2013	0.12
Distributions paid on our common stock and their tax status, as sent to our shareholders, is presented in the following table. The tax status of GGP distributions in 2014, 2013, and 2012 may not be indicative of future periods.

	Year Ended December 31,
	2014	2013	2012
Ordinary income	$0.499	$0.330	$0.316
Capital gain distributions	0.034	0.290	0.221
Distributions per share	$0.533	$0.620	$0.537
Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 22,186 shares were issued during the year ended December 31, 2014 and 28,852 shares were issued during the year ended December 31, 2013.
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Our Board of Directors declared preferred stock dividends during 2014 and 2013 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2014
November 14	December 15	January 2, 2015	$0.3984
August 12	September 15	October 1, 2014	0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984
2013
October 28	December 13	January 2, 2014	$0.3984
July 29	September 13	October 1, 2013	0.3984
May 10	June 14	July 1, 2013	0.3984
March 4	March 15	April 1, 2013	0.2125

NOTE 12 EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of the Warrants and the dilutive effect of options and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), are computed using the "treasury" method.
Information related to our EPS calculations is summarized as follows:

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Numerators—Basic:
Income (loss) from continuing operations	$398,011	$328,821	$(426,985)
Preferred Stock dividend	(15,936)	(14,078)	—
Allocation to noncontrolling interests	(12,935)	(14,602)	(9,663)
Income (loss) from continuing operations—net of noncontrolling interests	369,140	300,141	(436,648)
Discontinued operations	281,883	(11,622)	(44,548)
Allocation to noncontrolling interests	(1,109)	(69)	(37)
Discontinued operations—net of noncontrolling interests	280,774	(11,691)	(44,585)
Net income (loss)	679,894	317,199	(471,533)
Preferred Stock dividend	(15,936)	(14,078)	—
Allocation to noncontrolling interests	(14,044)	(14,671)	(9,700)
Net income (loss) attributable to common stockholders	$649,914	$288,450	$(481,233)
Numerators—Diluted:
Income (loss) from continuing operations—net of noncontrolling interests	$369,140	$300,141	$(436,648)
Diluted income (loss) from continuing operations	$369,140	$300,141	$(436,648)
Net income (loss) attributable to common stockholders	$649,914	$288,450	$(481,233)
Diluted net income (loss) attributable to common stockholders	$649,914	$288,450	$(481,233)
Denominators:
Weighted-average number of common shares outstanding—basic	887,031	930,643	938,049
Effect of dilutive securities	57,690	3,425	—
Weighted-average number of common shares outstanding—diluted	944,721	934,068	938,049
Anti-dilutive Securities:
Effect of Preferred Units	5,505	5,506	5,526
Effect of Common Units	4,833	6,434	6,819
Effect of Stock Options	—	—	2,352
Effect of Warrants	—	46,724	61,065
	10,338	58,664	75,762
Options were dilutive for the years ended December 31, 2014 and December 31, 2013 and are included in the denominator of EPS. Because of the net loss, options were anti-dilutive for the year ended December 31, 2012, and, their effect has not been included in the calculation of diluted net loss per share. Warrants were dilutive for the year ended December 31, 2014 and are included in the denominator of EPS. Potentially dilutive shares related to the Warrants for the years ended December 31, 2013 and December 31, 2012 are excluded from the denominator in the computation of diluted EPS because they are anti-dilutive.
Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPOP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Units dividend be added back to the net income, resulting in anti-dilution.
During the year ended December 31, 2013, GGPOP repurchased 28,345,108 shares of GGP's common stock for $566.9 million. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS. In addition, GGPOP was issued 27,459,195 shares of GGP common stock on March 26, 2013, as a result of GGPOP's purchase and subsequent exercising of the Fairholme and Blackstone A and B Warrants

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

(Note 9). These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.
On February 10, 2014, GGPOP repurchased 27,624,282 shares of GGP’s common stock for $555.8 million. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets.  Accordingly, these shares have been excluded from the calculation of EPS.

On May 1, 2014, the shares of GGP common stock owned by GGPOP were contributed to GGPN, and as a result of these transactions, GGPN owns an aggregate of 83,428,585 shares of GGP common stock as of December 31, 2014, of which 55,969,390, with an aggregate cost of $1,122.7 million, are shown as treasury stock and 27,459,195 are shown as issued, but not outstanding on our Consolidated Balance Sheets.

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
Stock Options
The following tables summarize stock option activity for the Equity Plan for GGP for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	21,565,281	$17.28	9,692,499	$13.59	11,503,869	$15.65
Granted	50,000	22.41	12,740,784	19.97	—	—
Exercised	(1,164,945)	15.47	(339,723)	14.33	(607,473)	13.89
Forfeited	(662,820)	18.89	(488,969)	16.27	(703,183)	14.68
Expired	(43,292)	14.58	(39,310)	14.35	(500,714)	46.28
Stock options Outstanding at December 31,	19,744,224	$17.36	21,565,281	$17.28	9,692,499	$13.59

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$8.00 - $12.00	2,000,000	5.8	$9.69	2,000,000	5.8	$9.69
$13.00 - $17.00	5,863,404	6.4	14.62	3,397,118	6.4	14.58
$18.00 - $23.00	11,880,820	8.4	20.00	2,592,624	8.4	20.07
Total	17,746,224	7.6	$17.36	7,989,742	6.9	$15.14
	$212,645			$103,787
Stock options under the Equity Plan generally vest in 25% increments annually from one year from the grant date. Options under certain previous equity plans were replaced under the Plan with options, fully vested, in GGP common stock.
The weighted-average fair value of stock options as of the grant date was $5.33 for stock options granted during the year ended December 31, 2014 and $5.11 for stock options granted during the year ended December 31, 2013. The intrinsic value of stock options exercised during the year was $18.2 million, $4.9 million, and $3.3 million for the year ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.
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
The following table summarizes restricted stock activity for the respective grant year ended December 31, 2014, December 31, 2013 and December 31, 2012:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	1,242,924	$13.99	1,426,338	$14.07	1,716,932	$14.19
Granted	34,100	20.04	37,352	19.97	37,731	14.89
Vested	(1,154,894)	14.08	(164,970)	15.69	(205,142)	14.73
Canceled	(17,988)	14.73	(55,796)	15.15	(123,183)	14.89
Nonvested restricted stock grants outstanding as of end of period	104,142	$14.79	1,242,924	$13.99	1,426,338	$14.07
The weighted average remaining contractual term of nonvested awards as of December 31, 2014 was one year. The fair value of shares vested during the year was $29.5 million, $3.4 million, and $3.9 million for the year ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate(*)	2.20%	1.71%	No options granted
Dividend yield(*)	2.70%	2.52%	No options granted
Expected volatility	30.00%	32.32%	No options granted
Expected life (in years)	6.25	6.5	No options granted
_______________________________________________________________________________

(*)	Weighted average
Compensation expense related to stock-based compensation plans is summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
Stock options—Property management and other costs	$7,468	$5,104	$3,111
Stock options—General and administrative	15,074	9,553	6,282
Restricted stock—Property management and other costs	1,683	1,504	1,553
Restricted stock—General and administrative	1,013	6,855	7,922
Total	$25,238	$23,016	$18,868
Unrecognized compensation expense as of December 31, 2014 is as follows:

Year	Amount
2015	$19,558
2016	16,507
2017	13,976
2018	1,731
51,772
These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates which differ from estimated forfeitures.
NOTE 14                  ACCOUNTS AND NOTES RECEIVABLE

The following table summarizes the significant components of Accounts and notes receivable, net.

	December 31, 2014	December 31, 2013
Trade receivables	$124,698	$123,522
Notes receivable	320,881	179,559
Straight-line rent receivable	230,172	190,332
Other accounts receivable	3,638	3,378
Total Accounts and notes receivable	679,389	496,791
Provision for doubtful accounts	(15,621)	(17,892)
Total Accounts and notes receivable, net	$663,768	$478,899

Notes receivable includes $88.5 million and $39.4 million due from an entity who is our partner in the joint ventures related to the acquisition of the properties at 685 and 530 5th Avenue in New York, New York (Note 3). The notes receivable bear interest at a rate of 7.5% and 9%, respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

balance, and are collateralized by our partner's ownership interest in the joint ventures, and mature on June 27, 2024 and October 22, 2024, respectively.

Also included in notes receivable is a $132.4 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. (“Rique”) in conjunction with our sale of Aliansce Shopping Centers, S.A. (“Aliansce”) to Rique and Canada Pension Plan Investment Board on September 30, 2013.  The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the 5 year term.  We recognize the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Within notes receivable is a $32.2 million note receivable from our joint venture partner related to the acquisition of a portfolio of two properties in the Union Square area of San Francisco in September 2013. The note receivable bears interest at an interest rate of 5.21% and is collateralized by our partner's ownership interest in the joint venture. The note receivable matures on September 16, 2023.

NOTE 15 PREPAID EXPENSES AND OTHER ASSETS
The following table summarizes the significant components of prepaid expenses and other assets.

	December 31, 2014			December 31, 2013
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$870,103	$(498,016)	$372,087	$1,022,398	$(478,998)	$543,400
Below-market ground leases, net	119,866	(8,906)	110,960	164,017	(13,597)	150,420
Real estate tax stabilization agreement, net	111,506	(26,146)	85,360	111,506	(19,834)	91,672
Total intangible assets	$1,101,475	$(533,068)	$568,407	$1,297,921	$(512,429)	$785,492
Remaining Prepaid expenses and other assets:
Security and escrow deposits			93,676			145,999
Prepaid expenses			76,306			23,283
Other non-tenant receivables			28,712			25,988
Deferred tax, net of valuation allowances			4,220			906
Other			42,456			13,901
Total remaining Prepaid expenses and other assets			245,370			210,077
Total Prepaid expenses and other assets			$813,777			$995,569

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 16 ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31, 2014			December 31, 2013
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	$502,919	$(259,390)	$243,529	$622,710	$(271,215)	$351,495
Above-market headquarters office leases, net	15,268	(6,867)	8,401	15,268	(5,130)	10,138
Above-market ground leases, net	9,127	(1,522)	7,605	9,756	(1,181)	8,575
Total intangible liabilities	$527,314	$(267,779)	$259,535	$647,734	$(277,526)	$370,208
Remaining Accounts payable and accrued expenses:
Accrued interest			54,332			58,777
Accounts payable and accrued expenses			82,292			102,246
Accrued real estate taxes			85,910			92,663
Deferred gains/income			114,968			115,354
Accrued payroll and other employee liabilities			55,059			34,006
Construction payable			198,471			103,988
Tenant and other deposits			21,423			21,434
Insurance reserve liability			16,509			16,643
Capital lease obligations			12,066			12,703
Conditional asset retirement obligation liability			10,135			10,424
Uncertain tax position liability			6,663			5,536
Other			17,534			27,013
Total remaining Accounts payable and accrued expenses			675,362			600,787
Total Accounts payable and accrued expenses			$934,897			$970,995

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE LOSS
Components of accumulated other comprehensive loss as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Net unrealized gains on financial instruments	$70	$124
Foreign currency translation	(51,823)	(38,297)
	$(51,753)	$(38,173)

NOTE 18 LITIGATION
In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.
Urban Litigation
In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as The Rouse Company, LP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. GGP, GGP Operating Partnership, LP ("GGPOP") and other affiliates were later included as Urban Defendants. The lawsuit alleged, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The Urban Plaintiffs sought relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including GGP, Inc. and its affiliates, to engage in certain future transactions through Urban. On May 19, 2014 the Company settled the litigation and recorded a loss of $17.9 million, which is included in general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). The Company invested $60.0 million in Urban and contributed, at fair value, a 5.6% interest in three assets in exchange for preferred equity interests. The Company has no obligation to engage in future activity through Urban other than transactions associated with currently existing partnership assets.
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Tax Indemnification Liability
Pursuant to the Investment Agreements, GGP previously indemnified HHC from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million. The IRS disagreed with the method used to report gains for income tax purposes that are the subject of the MPC taxes. As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012. The United States Tax Court rendered its opinion on June 2, 2014, in favor of the IRS. On September 15, 2014, the United States Tax Court formally entered its decision awarding the IRS $144.1 million in taxes for 2007 and 2008. On December 12, 2014, we reached an agreement with HHC for settlement, which included the transfer of six office properties with a historical cost of $106.8 million and an agreed-upon value of $130.0 million and cash of $138.0 million in full settlement of the $322.0 million tax indemnification liability ($303.8 million plus applicable interest). As a result of the settlement, GGP recognized a gain on extinguishment of tax indemnification liability of approximately $77.2 million which amount is included in discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014.

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

	Year Ended December 31,
	2014	2013	2012
Contractual rent expense, including participation rent	$13,605	$13,475	$13,933
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	9,036	8,670	8,906
See Note 8 and Note 18 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.
The following table summarizes the contractual maturities of our long-term commitments. Long-term debt and ground leases include the related acquisition accounting fair value adjustments:

	2015	2016	2017	2018	2019	Subsequent/ Other	Total
Mortgages, notes and loans payable(1)	$650,557	$692,066	$877,261	$1,837,460	$1,327,020	$10,613,925	$15,998,289
Retained debt-principal	1,530	1,601	1,705	1,801	1,902	80,734	89,273
Purchase obligations (2)	203,262	—	—	—	—	—	203,262
Ground lease payments	4,821	4,820	4,849	4,767	4,810	162,764	186,831
Junior Subordinated Notes(3)	—	—	—	—	—	206,200	206,200
Uncertain tax position liability(4)	6,663	—	—	—	—	—	6,663
Total	$866,833	$698,487	$883,815	$1,844,028	$1,333,732	$11,063,623	$16,690,518
_______________________________________________________________________________

(1)	The $100.0 million outstanding on the revolving credit facility as of December 31, 2014 is included in 2015.

(2)	Purchase obligations relate to payables for capital expenditures.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

(3)
The $206.2 million of Junior Subordinated Notes are due in 2036, but may be redeemed any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2019.

(4)
We believe that it is reasonably possible that all of our currently remaining unrecognized tax benefits may be recognized by the end of 2015 upon the potential settlement of an audit and the expiration of the statute of limitations.

NOTE 20 SUBSEQUENT EVENTS
We formed a partnership to own and operate Ala Moana Center located in Honolulu, Hawaii. Effective with the partnership formation, we own a 75% equity interest and the partner owns a 25% equity interest in Ala Moana Center. The transaction generated approximately $907 million of net proceeds, of which we received approximately $670 million of net proceeds at closing on February 27, 2015. The remaining net proceeds of approximately $237 million will be paid in late 2016 upon completion of the redevelopment and expansion. We may sell an additional 12.5% equity interest in Ala Moana Center within the next 60 days on the same economic terms.

NOTE 21 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly data for the year ended December 31, 2014 and 2013 is summarized in the table below. Figures presented below have been adjusted for discontinued operations (Note 4). In Q4 2014, they include the impact of provisions for impairment (Note 2). In Q1 2013, the adjustments include the Warrant liability adjustment (Note 9). In Q4 2014 and Q2 2013 the adjustments include gains from changes in control of investment properties (Note 3) in continuing operations.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$622,884	$611,894	$627,759	$673,022
Operating income	222,905	206,350	237,931	274,327
Income from continuing operations	58,915	55,237	68,577	215,282
Income from discontinued operations	72,972	121,853	8,822	78,236
Net income attributable to common shareholders	124,052	169,740	70,624	285,498
Basic Earnings Per Share:
Continuing operations	0.06	0.06	0.07	0.23
Discontinued operations	0.08	0.14	0.01	0.09
Diluted Earnings Per Share:
Continuing operations	0.05	0.05	0.06	0.22
Discontinued operations	0.08	0.13	0.01	0.08
Dividends declared per share	$0.15	$0.15	$0.16	$0.17
Weighted-average shares outstanding:
Basic	896,257	883,763	883,898	884,370
Diluted	947,971	940,725	942,923	947,090

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$618,774	$594,006	$602,572	$670,665
Operating income	196,185	197,454	193,933	252,844
Income (loss) from continuing operations	(26,705)	216,477	32,855	106,194
Income (loss) from discontinued operations	17,967	(2,555)	(2,001)	(25,033)
Net income (loss) attributable to common shareholders	(13,653)	205,391	23,499	73,213
Basic Earnings (Loss) Per Share:
Continuing operations	(0.03)	0.22	0.03	0.11
Discontinued operations	0.02	—	—	(0.03)
Diluted Earnings (Loss) Per Share:
Continuing operations	(0.03)	0.22	0.03	0.10
Discontinued operations	0.02	—	—	(0.03)
Dividends declared per share	$0.12	$0.12	$0.13	$0.14
Weighted-average shares outstanding:
Basic	939,271	939,434	932,964	911,185
Diluted	939,271	989,461	980,767	960,765
_______________________________________________________________________________

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014
(Dollars in thousands)

			Acquisition Cost(b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Ala Moana Center	Honolulu, HI	$1,628,907	$571,836	1,738,740	$954	$18,610	$572,790	$1,757,350	$2,330,140	$207,950	November, 2010	(d)
Apache Mall	Rochester, MN	96,151	17,738	116,663	—	2,079	17,738	118,742	136,480	16,274	November, 2010	(d)
Augusta Mall	Augusta, GA	170,000	25,450	137,376	—	7,988	25,450	145,364	170,814	22,604	November, 2010	(d)
Baybrook Mall	Friendswood, TX	260,905	76,527	288,241	(1,091)	3,045	75,436	291,286	366,722	35,301	November, 2010	(d)
Beachwood Place	Beachwood, OH	212,291	59,156	196,205	—	3,486	59,156	199,691	258,847	24,870	November, 2010	(d)
Bellis Fair	Bellingham, WA	89,778	14,122	102,033	—	22,652	14,122	124,685	138,807	14,248	November, 2010	(d)
Boise Towne Square	Boise, ID	141,703	44,182	163,118	—	6,921	44,182	170,039	214,221	21,920	November, 2010	(d)
Brass Mill Center	Waterbury, CT	98,114	31,496	99,107	—	4,661	31,496	103,768	135,264	17,342	November, 2010	(d)
Coastland Center	Naples, FL	125,063	24,470	166,038	—	821	24,470	166,859	191,329	21,785	November, 2010	(d)
Columbia Mall	Columbia, MO	—	7,943	107,969	(154)	(307)	7,789	107,662	115,451	13,052	November, 2010	(d)
Columbiana Centre	Columbia, SC	—	22,178	125,061	—	(2,675)	22,178	122,386	144,564	17,450	November, 2010	(d)
Coral Ridge Mall	Coralville, IA	113,384	20,178	134,515	2,219	13,758	22,397	148,273	170,670	19,211	November, 2010	(d)
Coronado Center	Albuquerque, NM	197,534	28,312	153,526	4,545	39,799	32,857	193,325	226,182	23,078	November, 2010	(d)
Crossroads Center	St. Cloud, MN	103,785	15,499	103,077	—	1,464	15,499	104,541	120,040	14,001	November, 2010	(d)
Cumberland Mall	Atlanta, GA	160,000	36,913	138,795	—	8,059	36,913	146,854	183,767	21,229	November, 2010	(d)
Deerbrook Mall	Humble, TX	145,934	36,761	133,448	—	2,080	36,761	135,528	172,289	18,708	November, 2010	(d)
Eastridge Mall	Casper, WY	—	5,484	36,756	—	7,278	5,484	44,034	49,518	7,755	November, 2010	(d)
Eastridge Mall	San Jose, CA	136,203	30,368	135,317	(3,127)	3,623	27,241	138,940	166,181	22,446	November, 2010	(d)
Fashion Place	Murray, UT	226,730	24,068	232,456	2,079	51,224	26,147	283,680	309,827	32,440	November, 2010	(d)
Fashion Show	Las Vegas, NV	839,570	564,310	627,327	10,013	49,679	574,323	677,006	1,251,329	78,182	November, 2010	(d)
Four Seasons Town Centre	Greensboro, NC	83,254	17,259	126,570	—	3,732	17,259	130,302	147,561	20,331	November, 2010	(d)
Fox River Mall	Appleton, WI	178,063	42,259	217,932	—	3,051	42,259	220,983	263,242	27,405	November, 2010	(d)
Glenbrook Square	Fort Wayne, IN	149,782	30,965	147,002	2,444	16,060	33,409	163,062	196,471	20,680	November, 2010	(d)
Governor's Square	Tallahassee, FL	71,787	18,289	123,088	—	8,144	18,289	131,232	149,521	25,371	November, 2010	(d)
Grand Teton Mall	Idaho Falls, ID	—	13,066	59,658	—	1,231	13,066	60,889	73,955	9,212	November, 2010	(d)
Greenwood Mall	Bowling Green, KY	63,000	12,459	85,370	(330)	813	12,129	86,183	98,312	13,861	November, 2010	(d)
Hulen Mall	Fort Worth, TX	127,529	8,665	112,252	—	14,722	8,665	126,974	135,639	15,833	November, 2010	(d)
Jordan Creek Town Center	West Des Moines, IA	216,782	54,663	262,608	(226)	3,905	54,437	266,513	320,950	37,590	November, 2010	(d)
Lakeside Mall	Sterling Heights, MI	148,591	36,993	130,460	—	2,835	36,993	133,295	170,288	18,213	November, 2010	(d)
Lynnhaven Mall	Virginia Beach, VA	235,000	54,628	219,013	(90)	28,869	54,538	247,882	302,420	29,958	November, 2010	(d)
Mall of Louisiana	Baton Rouge, LA	216,515	88,742	319,097	—	1,041	88,742	320,138	408,880	36,452	November, 2010	(d)
Mall St. Matthews	Louisville, KY	186,662	42,014	155,809	(5,981)	9,383	36,033	165,192	201,225	20,847	November, 2010	(d)
Market Place Shopping Center	Champaign, IL	113,425	21,611	111,515	—	6,918	21,611	118,433	140,044	15,610	November, 2010	(d)
Mayfair Mall	Wauwatosa, WI	—	84,473	352,140	(1,950)	274	82,523	352,414	434,937	42,089	November, 2010	(d)
Meadows Mall	Las Vegas, NV	159,032	30,275	136,846	—	391	30,275	137,237	167,512	16,837	November, 2010	(d)
Mondawmin Mall	Baltimore, MD	—	19,707	63,348	—	19,328	19,707	82,676	102,383	11,399	November, 2010	(d)

			Acquisition Cost(b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Newgate Mall	Ogden, UT	58,000	17,856	70,318	—	8,075	17,856	78,393	96,249	16,845	November, 2010	(d)
North Point Mall	Alpharetta, GA	250,000	57,900	228,517	—	9,868	57,900	238,385	296,285	35,757	November, 2010	(d)
North Star Mall	San Antonio, TX	325,946	91,135	392,422	—	4,563	91,135	396,985	488,120	44,833	November, 2010	(d)
Northridge Fashion Center	Northridge, CA	237,466	66,774	238,023	—	29,729	66,774	267,752	334,526	32,401	November, 2010	(d)
NorthTown Mall	Spokane, WA	—	12,310	108,857	—	151	12,310	109,008	121,318	13,335	November, 2010	(d)
Oak View Mall	Omaha, NE	80,440	20,390	107,216	—	(15)	20,390	107,201	127,591	12,925	November, 2010	(d)
Oakwood Center	Gretna, LA	—	21,105	74,228	—	22,463	21,105	96,691	117,796	12,144	November, 2010	(d)
Oakwood Mall	Eau Claire, WI	—	13,786	92,114	—	4,411	13,786	96,525	110,311	12,627	November, 2010	(d)
Oglethorpe Mall	Savannah, GA	150,000	27,075	157,100	—	(420)	27,075	156,680	183,755	19,720	November, 2010	(d)
Oxmoor Center	Louisville, KY	90,379	—	117,814	—	11,024	—	128,838	128,838	15,363	November, 2010	(d)
Paramus Park	Paramus, NJ	91,592	31,320	102,054	—	4,883	31,320	106,937	138,257	15,605	November, 2010	(d)
Park City Center	Lancaster, PA	187,362	42,451	195,409	—	2,640	42,451	198,049	240,500	23,067	November, 2010	(d)
Park Place	Tucson, AZ	189,665	61,907	236,019	—	2,070	61,907	238,089	299,996	27,192	November, 2010	(d)
Peachtree Mall	Columbus, GA	77,889	13,855	92,143	—	2,368	13,855	94,511	108,366	14,287	November, 2010	(d)
Pecanland Mall	Monroe, LA	90,000	12,943	73,231	—	6,928	12,943	80,159	93,102	11,895	November, 2010	(d)
Pembroke Lakes Mall	Pembroke Pines, FL	260,000	64,883	254,910	—	(11,507)	64,883	243,403	308,286	29,783	November, 2010	(d)
Pioneer Place	Portland, OR	—	—	97,096	—	14,134	—	111,230	111,230	10,274	November, 2010	(d)
Prince Kuhio Plaza	Hilo, HI	43,930	—	52,373	—	5,461	—	57,834	57,834	10,592	November, 2010	(d)
Providence Place	Providence, RI	400,416	—	400,893	—	7,012	—	407,905	407,905	47,171	November, 2010	(d)
Provo Towne Centre	Provo, UT	44,333	17,027	75,871	943	(9,874)	17,970	65,997	83,967	18,646	November, 2010	(d)
Quail Springs Mall	Oklahoma City, OK	69,461	40,523	149,571	—	5,505	40,523	155,076	195,599	11,021	June, 2013	(d)
Red Cliffs Mall	St. George, UT	—	6,811	33,930	—	1,695	6,811	35,625	42,436	7,222	November, 2010	(d)
Ridgedale Center	Minnetonka, MN	150,971	39,495	151,090	(4,089)	6,247	35,406	157,337	192,743	17,449	November, 2010	(d)
River Hills Mall	Mankato, MN	—	16,207	85,608	—	1,295	16,207	86,903	103,110	11,372	November, 2010	(d)
Rivertown Crossings	Grandville, MI	160,861	47,790	181,770	—	2,563	47,790	184,333	232,123	23,104	November, 2010	(d)
Rogue Valley Mall	Medford, OR	55,000	9,042	61,558	—	1,726	9,042	63,284	72,326	7,149	November, 2010	(d)
Sooner Mall	Norman, OK	—	9,902	69,570	—	1,769	9,902	71,339	81,241	9,645	November, 2010	(d)
Spokane Valley Mall	Spokane, WA	60,437	16,817	100,209	—	(7,417)	16,817	92,792	109,609	14,526	November, 2010	(d)
Staten Island Mall	Staten Island, NY	266,659	102,227	375,612	—	(728)	102,227	374,884	477,111	48,221	November, 2010	(d)
Stonestown Galleria	San Francisco, CA	180,000	65,962	203,043	(13,161)	(3,436)	52,801	199,607	252,408	22,642	November, 2010	(d)
The Crossroads	Portage, MI	98,427	20,261	95,463	1,110	1,212	21,371	96,675	118,046	11,805	November, 2010	(d)
The Gallery At Harborplace	Baltimore, MD	86,232	15,930	112,117	—	5,839	15,930	117,956	133,886	17,753	November, 2010	(d)
The Maine Mall	South Portland, ME	235,000	36,205	238,067	—	9,322	36,205	247,389	283,594	29,410	November, 2010	(d)
The Mall In Columbia	Columbia, MD	350,000	124,540	479,171	—	25,204	124,540	504,375	628,915	54,442	November, 2010	(d)
The Oaks Mall	Gainesville, FL	134,253	21,954	173,353	—	(4,415)	21,954	168,938	190,892	17,806	April, 2012	(d)
The Parks at Arlington	Arlington, TX	258,493	19,807	299,708	49	16,704	19,856	316,412	336,268	37,660	November, 2010	(d)
The Shoppes at Buckland Hills	Manchester, CT	124,961	35,180	146,474	—	3,460	35,180	149,934	185,114	17,628	November, 2010	(d)
The Shops At Fallen Timbers	Maumee, OH	—	3,785	31,771	(535)	(1,951)	3,250	29,820	33,070	7,674	November, 2010	(d)
The Shops At La Cantera	San Antonio, TX	158,743	80,016	350,737	—	27,054	80,016	377,791	457,807	52,981	November, 2010	(d)
The Streets At SouthPoint	Durham, NC	257,515	66,045	242,189	—	103	66,045	242,292	308,337	30,426	November, 2010	(d)

			Acquisition Cost(b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
The Woodlands Mall	The Woodlands, TX	255,242	84,889	349,315	2,315	21,145	87,204	370,460	457,664	43,535	November, 2010	(d)
Town East Mall	Mesquite, TX	160,270	9,928	168,555	—	4,744	9,928	173,299	183,227	20,553	November, 2010	(d)
Tucson Mall	Tucson, AZ	246,000	2,071	193,815	—	73,919	2,071	267,734	269,805	32,277	November, 2010	(d)
Tysons Galleria	McLean, VA	318,100	90,317	351,005	—	5,992	90,317	356,997	447,314	37,538	November, 2010	(d)
Valley Plaza Mall	Bakersfield, CA	240,000	38,964	211,930	—	536	38,964	212,466	251,430	25,969	November, 2010	(d)
Visalia Mall	Visalia, CA	74,000	11,912	80,185	—	902	11,912	81,087	92,999	9,571	November, 2010	(d)
Westlake Center	Seattle, WA	46,611	19,055	129,295	(14,819)	(79,432)	4,236	49,863	54,099	5,796	November, 2010	(d)
Westroads Mall	Omaha, NE	151,638	32,776	184,253	—	17,156	32,776	201,409	234,185	19,372	April, 2012	(d)
White Marsh Mall	Baltimore, MD	190,000	43,880	177,194	4,125	6,427	48,005	183,621	231,626	22,893	November, 2010	(d)
Willowbrook	Wayne, NJ	360,000	110,660	419,822	—	(929)	110,660	418,893	529,553	50,290	November, 2010	(d)
Woodbridge Center	Woodbridge, NJ	250,000	67,825	242,744	—	22,272	67,825	265,016	332,841	45,031	November, 2010	(d)
Office, other and construction in progress (e)(f)		1,992,723	112,034	472,689	50,778	802,417	162,812	1,275,106	1,437,918	82,088

	Total	$16,204,489	$4,208,586	$17,286,897	$36,021	$1,445,806	$4,244,607	$18,732,703	$22,977,310	$2,280,845

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2014
(Dollars in thousands)
_______________________________________________________________________________

(a)	See description of mortgages, notes and other loans payable in Note 7 of Notes to Consolidated Financial Statements.

(b)	Acquisition for individual properties represents historical cost at the end of the month acquired.

(c)	The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $19.8 billion.

(d)	Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term

(e)	Office and other retail properties, as well as properties, that have been de-leased for redevelopment.

(f)	Includes $1.4 billion cross-collateralized corporate loan.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO SCHEDULE III
(Dollars in thousands)

Reconciliation of Real Estate

	2014	2013	2012
(In thousands)
Balance at beginning of period	$22,998,275	$23,461,858	$24,597,501
Additions	703,227	1,049,417	1,034,439
Impairments	(5,278)	(18,361)	(131,156)
Dispositions and write-offs	(718,914)	(1,494,639)	(2,038,926)
Balance at end of period	$22,977,310	$22,998,275	$23,461,858

Reconciliation of Accumulated Depreciation

	2014	2013	2012
(In thousands)
Balance at beginning of period	$1,884,861	$1,440,301	$974,185
Depreciation expense	685,006	737,565	775,768
Dispositions and write-offs	(289,022)	(293,005)	(309,652)
Balance at end of period	$2,280,845	$1,884,861	$1,440,301

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
2*	Third Amended Plan of Reorganization as filed with the United States Bankruptcy Court for the Southern District of New York on October 21, 2010	8-K	2.1	10/27/2010	001-11656

3.1	Amended and Restated Certificate of Incorporation of General Growth Properties, Inc., dated November 9, 2010	8-K	3.1	11/12/2010	001-34948

3.2	Amended and Restated Bylaws of General Growth Properties, Inc., dated November 9, 2010	8-K	3.2	11/12/2010	001-34948

3.3	Amendment to Amended and Restated Bylaws of General Growth Properties, Inc., dated February 25, 2011	8-K	3.1	3/1/2011	001-34948

3.4	Certificate of Designations, Preferences and Rights of 6.375% Series A Cumulative Redeemable Preferred Stock filed with the Delaware Secretary of State on February 11, 2013	8-K	3.2	2/13/2013	001-34948

4.1*	Rights Agreement dated July 27, 1993, between the Predecessor and certain other parties named therein	10-K	4.2	3/31/2006	001-11656

4.2*	Amendment to Rights Agreement dated as of February 1, 2000, between the Predecessor and certain other parties named therein	8-A12B	4.3	3/3/2010	001-11656

4.3*	Redemption Rights Agreement dated October 23, 1997, among the Predecessor, the Operating Partnership and Peter Leibowits	10-K	4.7	3/31/2006	001-11656

4.4*	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, the Predecessor and Southwest Properties Venture	10-K	4.8	3/31/2006	001-11656

4.5*	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, the Predecessor, Nashland Associates, and HRE Altamonte, Inc.	10-K	4.9	3/31/2006	001-11656

4.6*	Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, the Predecessor and the persons listed on the signature pages thereof	10-K	4.12	2/27/2008	001-11656

4.7*	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, the Predecessor and JSG, LLC	10-K	4.13	2/27/2009	001-11656

4.8*	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, the Predecessor and Everitt Enterprises, Inc.	10-K/A	4.14	4/30/2010	001-11656

4.9*	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, the Predecessor and Koury Corporation	10-K	4.15	2/27/2008	001-11656

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
4.10*	Registration Rights Agreement dated April 15, 1993, between the Predecessor, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein	10-K	4.16	2/27/2008	001-11656

10.1	Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership dated May 1, 2014	10-Q	10.2	8/6/2014	001-34948

10.2*	Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C.	10-K	10.20	3/31/2006	001-11656

10.3*	Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002	10-K	10.21	3/31/2006	001-11656

10.4*	Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.22	3/31/2006	001-11656

10.5*	Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.23	3/31/2006	001-11656

10.6*	Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008	10-K	10.25	2/27/2008	001-11656

10.07	Summary of Non-Employee Director Compensation Program Revised November 14, 2014 (filed herewith)

10.08*#	General Growth Properties, Inc. 2010 Equity Incentive Plan adopted October 27, 2010	8-K	4.1	11/1/2010	001-11656

10.09#	First Amendment to General Growth Properties, Inc. 2010 Equity Incentive Plan adopted November 12, 2013	8-K	10.2	11/18/2013	001-34948

10.10#	Form of Nonqualified Stock Option Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.26	11/15/2010	333-16811

10.11#	Form of Nonqualified Stock Option Award Agreement (employees) persuant to the 2010 Equity Incentive Plan (filed herewith)

10.12#	Form of Restricted Stock Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.28	11/15/2010	333-16811

10.13#	Form of Restricted Stock Award Agreement (employees) pursuant to the 2010 Equity Plan (filed herewith)

10.14#	Form of Appreciation Only LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan (filed herewith)

10.15#	Form of Full Value LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan (filed herewith)

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.16#	Form of Restricted Stock Award Agreement (new directors) pursuant to the 2010 Equity Plan (filed herewith)

10.17#	Form of Restricted Stock Award Agreement (directors) pursuant to the 2010 Equity Plan (filed herewith)

10.18#	Form of Full Value LTIP Unit Award Agreement (directors) pursuant to the 2010 Equity Incentive Plan (filed herewith)

10.19*#	Nonqualified Stock Option Award Agreement dated October 27, 2010, by and between General Growth Properties, Inc. and Sandeep Mathrani	8-K	10.2	11/1/2010	001-11656

10.20#	Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010	S-11/A	10.62	11/15/2010	333-16811

10.21#	First Amendment dated November 1, 2012 to Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010	10-K	10.34	2/28/2013	001-34948

10.22#	Second Amendment dated November 1, 2013 to Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010	10-Q	10.2	11/6/2013	001-34948

10.23*#	Employment Agreement, dated October 27, 2010, by and between General Growth Properties, Inc. and Sandeep Mathrani	8-K	10.1	11/1/2010	001-11656

10.24#	Employment Agreement, dated February 12, 2015, by and between the Company and Sandeep Mathrani	8-K	10.1	2/17/2015	001-34948

10.25#	Full Value LTIP Award, dated February 12, 2015, by and between the Company and Sandeep Mathrani	8-K	10.2	2/17/2015	001-34948

10.26	Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and the Predecessor	8-K	10.1	11/12/2010	001-34948

10.27	Registration Rights Agreement between affiliates of Brookfield Asset Management, Inc. and General Growth Properties, Inc., dated November 9, 2010	8-K	10.7	11/12/2010	001-34948

10.28	Amended and Restated Warrant Agreement between General Growth Properties, Inc. and American Stock Transfer & Trust Company, LLC, relating to the warrants issued to affiliates of Brookfield Asset Management, Inc., The Fairholme Fund, Fairholme Focused Income Fund, Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd. and Blackstone Real Estate Partners VI L.P. and its permitted assigns, October 282013	10-Q	10.1	11/6/2013	001-34948

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.29	Relationship Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010	10-K	10.51	3/8/2011	001-34948

10.30	Amending Agreement to Relationship Agreement between Brookfield Asset Management Inc. and General Growth Properties, Inc., dated January 12, 2012	10-K	10.48	2/28/2013	001-34948

10.31	Form of indemnification agreement for directors and executive officers	S-11/A	10.53	11/3/2010	333-16811

10.32	Standstill Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010	8-K	10.4	11/12/2010	001-34948

10.33
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
		8-K	10.1	10/28/2013	001-34948

10.34	Amendment dated April 30, 2014 to the Third Amended and Restated Credit Agreement, dated October 23, 2013	10-Q	10.4	8/6/2014	001-34948

10.35	Loan Agreement, dated as of April 26, 2013, by and among General Growth Properties, Inc., the Guarantors party thereto, the Lenders party thereto, RBC Capital Markets and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners, U.S. Bank National Association, as Administrative Agent, and other Lenders party thereto	8-K	99.1	5/2/2013	001-34948

10.36	First Amendment dated July 23, 2013 to the Loan Agreement dated April 26, 2013 (filed herewith)

10.37	Second Amendment dated August 1, 2014 to the Loan Agreement dated April 26, 2013	10-Q	10.5	8/6/2014	001-34948

10.38	Stock Purchase Agreement, dated as of September 12, 2013, by and among General Growth Properties, Inc., GGP Limited Partnership, Pershing Square, L.P., Pershing Square II, L.P., PSRH, Inc. and Pershing Square Holdings, Ltd.	8-K	10.3	11/18/2013	001-34948

10.39	Stock Purchase Agreement, dated as of February 10, 2014, by and among General Growth Properties, Inc., GGP Limited Partnership, Pershing Square, L.P., Pershing Square II, L.P., PSRH, Inc. and Pershing Square Holdings, Ltd.	8/K	10.1	2/10/2014	001-34948

10.40#	Second Amended and Restated Employee Stock Purchase Plan effective May 15, 2014	10-Q	10.3	8/6/2014	001-34948

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

21.1	List of Subsidiaries of General Growth Properties, Inc. (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to General Growth Properties, Inc. (filed herewith).

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP/Homart II L.L.C. (filed herewith).

23.3	Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to GGP-TRS L.L.C. (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from General Growth Properties, Inc.'s. Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Conso1idated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Incorporated by reference to filings by GGP, Inc. (formerly General Growth Properties, Inc. and referred to as "the Predecessor")

#	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.