Form 10-Q
period 2015-03-31
General Growth Properties, Inc.
filed 2015-05-01
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on April 28, 2015 was 886,203,025.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,639,735	$4,244,607
Buildings and equipment	16,208,711	18,028,844
Less accumulated depreciation	(2,140,032)	(2,280,845)
Construction in progress	331,604	703,859
Net property and equipment	18,040,018	20,696,465
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,474,620	2,604,762
Net investment in real estate	21,514,638	23,301,227
Cash and cash equivalents	173,273	372,471
Accounts and notes receivable, net	624,153	663,768
Deferred expenses, net	173,909	184,491
Prepaid expenses and other assets	846,965	813,777
Assets held for disposition	94,730	—
Total assets	$23,427,668	$25,335,734

Liabilities:
Mortgages, notes and loans payable	$13,763,034	$15,998,289
Investment in Unconsolidated Real Estate Affiliates	36,108	35,598
Accounts payable and accrued expenses	715,313	934,897
Dividend payable	157,968	154,694
Deferred tax liabilities	8,588	21,240
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	67,000	—
Total liabilities	14,954,211	17,350,918

Redeemable noncontrolling interests:
Preferred	168,736	164,031
Common	141,679	135,265
Total redeemable noncontrolling interests	310,415	299,296

Commitments and Contingencies	—	—

Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 969,543,198 issued, 886,114,613 outstanding as of March 31, 2015, and 968,340,597 issued, 884,912,012 outstanding as of December 31, 2014	9,421	9,409
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	242,042	242,042
Additional paid-in capital	11,363,799	11,351,625
Retained earnings (accumulated deficit)	(2,342,725)	(2,822,740)
Accumulated other comprehensive loss	(69,263)	(51,753)
Common stock in treasury, at cost, 55,969,390 shares as of March 31, 2015 and December 31, 2014	(1,122,664)	(1,122,664)
Total stockholders’ equity	8,080,610	7,605,919
Noncontrolling interests in consolidated real estate affiliates	78,695	79,601
Noncontrolling interest related to long-term incentive plan common units	3,737	—
Total equity	8,163,042	7,685,520
Total liabilities, redeemable noncontrolling interests and equity	$23,427,668	$25,335,734

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$374,112	$389,252
Tenant recoveries	177,482	181,466
Overage rents	8,815	9,821
Management fees and other corporate revenues	19,086	16,687
Other	14,648	25,659
Total revenues	594,143	622,885
Expenses:
Real estate taxes	55,987	56,916
Property maintenance costs	19,881	21,424
Marketing	4,708	5,804
Other property operating costs	76,296	85,666
Provision for doubtful accounts	3,271	2,142
Property management and other costs	42,793	44,950
General and administrative	12,446	11,599
Depreciation and amortization	175,948	171,478
Total expenses	391,330	399,979
Operating income	202,813	222,906

Interest and dividend income	8,821	6,409
Interest expense	(172,651)	(179,046)
Gain (loss) on foreign currency	(22,910)	5,182
Gains from changes in control of investment properties	591,245	—
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	607,318	55,451
Benefit from (provision for) income taxes	11,159	(3,692)
Equity in income of Unconsolidated Real Estate Affiliates	23,273	7,157
Income from continuing operations	641,750	58,916
Discontinued operations	—	72,972
Net income	641,750	131,888
Allocation to noncontrolling interests	(7,019)	(3,852)
Net income attributable to General Growth Properties, Inc.	634,731	128,036
Preferred Stock dividends	(3,984)	(3,984)
Net income attributable to common stockholders	$630,747	$124,052

Basic Earnings Per Share:
Continuing operations	$0.71	$0.06
Discontinued operations	—	0.08
Total basic earnings per share	$0.71	$0.14

Diluted Earnings Per Share:
Continuing operations	$0.66	$0.06
Discontinued operations	—	0.07
Total diluted earnings per share	$0.66	$0.13
Dividends declared per share	$0.17	$0.15

Comprehensive Income, Net:
Net income	$641,750	$131,888
Other comprehensive income (loss)
Foreign currency translation	(17,718)	3,952
Unrealized losses on financial instruments	(21)	—
Other comprehensive income (loss)	(17,739)	3,952
Comprehensive income	624,011	135,840

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Comprehensive income allocated to noncontrolling interests	(6,790)	(3,868)
Comprehensive income attributable to General Growth Properties, Inc.	617,221	131,972
Preferred Stock dividends	(3,984)	(3,984)
Comprehensive income, net, attributable to common stockholders	$613,237	$127,988

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2014	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

Net income				128,035			955	128,990
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,424)	(1,424)
Restricted stock grants, net (31,112 common shares)	1		684					685
Employee stock purchase program (52,180 common shares)	1		1,041					1,042
Stock option grants, net of forfeitures (26,652 common shares)			7,335					7,335
Treasury stock purchases (27,624,282 common shares)						(555,801)		(555,801)
Cash dividends reinvested (DRIP) in stock (6,254 common shares)			125					125
Other comprehensive income					3,936			3,936
Cash distributions declared ($0.15 per share)				(132,664)				(132,664)
Cash distributions on Preferred Stock				(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership			(17,079)					(17,079)

Balance at March 31, 2014	$9,397	$242,042	$11,364,549	$(2,924,336)	$(34,237)	$(1,122,664)	$81,673	$7,616,424

Balance at January 1, 2015	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

Net income				634,731			1,347	636,078
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,348)	(1,348)
Long Term Incentive Plan Common Unit grants, net (1,665,896 LTIP Units)							2,832	2,832
Restricted stock grants, net (240,943 common shares)	3	—	937					940
Employee stock purchase program (21,427 common shares)	—		525					525

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Stock option grants, net of forfeitures (936,082 common shares)	9		20,324					20,333
Cash dividends reinvested (DRIP) in stock (4,149 common shares)	—	—	118					118
Other comprehensive loss					(17,510)			(17,510)
Cash distributions declared ($0.17 per share)				(150,732)				(150,732)
Cash distributions on Preferred Stock				(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership			(9,730)					(9,730)

Balance at March 31, 2015	$9,421	$242,042	$11,363,799	$(2,342,725)	$(69,263)	$(1,122,664)	$82,432	$8,163,042

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$641,750	$131,888
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(23,273)	(7,157)
Distributions received from Unconsolidated Real Estate Affiliates	7,940	6,907
Provision for doubtful accounts	3,271	2,178
Depreciation and amortization	175,948	174,499
Amortization/write-off of deferred finance costs	3,176	2,567
Accretion/write-off of debt market rate adjustments	14,685	9,505
Amortization of intangibles other than in-place leases	23,063	20,035
Straight-line rent amortization	(6,087)	(11,597)
Deferred income taxes	(11,665)	41
Gain on dispositions, net	—	(4,693)
Gains from changes in control of investment properties	(591,245)	—
Gain on extinguishment of debt	—	(66,680)
Loss (gain) on foreign currency	22,910	(5,182)
Net changes:
Accounts and notes receivable	14,576	(28)
Prepaid expenses and other assets	8,965	3,814
Deferred expenses	(14,553)	(7,164)
Restricted cash	5,619	2,613
Accounts payable and accrued expenses	(60,305)	(22,006)
Other, net	8,429	7,587
Net cash provided by operating activities	223,204	237,127

Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(164,659)	—
Development of real estate and property improvements	(199,726)	(128,938)
Contributions to Unconsolidated Real Estate Affiliates	(57,046)	(16,950)
Proceeds from sales of investment properties	666,242	—
Loans to joint venture partners	(37,500)	—
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	32,474	26,546
Decrease in restricted cash	966	34
Net cash provided by (used in) investing activities	240,751	(119,308)

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	342,440	1,235,000
Principal payments on mortgages, notes and loans payable	(874,033)	(836,920)
Deferred finance costs	(618)	(1,838)
Treasury stock purchases	—	(555,801)
Cash distributions paid to common stockholders	(150,393)	(127,567)
Cash distributions paid to Preferred Stockholders	(3,984)	(3,984)
Cash redemptions paid to holders of common units	(192)	—
Other, net	23,627	(851)
Net cash used in financing activities	(663,153)	(291,961)

Net change in cash and cash equivalents	(199,198)	(174,142)
Cash and cash equivalents at beginning of period	372,471	577,271
Cash and cash equivalents at end of period	$173,273	$403,129

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$166,573	$172,135
Interest capitalized	4,255	4,361
Income taxes paid	4,237	1,574
Accrued capital expenditures included in accounts payable and accrued expenses	102,619	63,214
Non-Cash Sale of Property
Assets	—	21,426
Liabilities and equity	—	(21,426)
Non-Cash Sale of Ala Moana (Refer to Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1                                                 ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited consolidated financial statements for the year ended December 31, 2014 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2014 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report. Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

General Growth Properties, Inc. (“GGP” or the “Company”), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a “REIT”. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries.

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of March 31, 2015, we are the owner, either entirely or with joint venture partners, of 129 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP (“GGPOP”), GGP Nimbus, LP (“GGPN”) and GGP Limited Partnership (“GGPLP”, and together with GGPN, the “Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of March 31, 2015, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% is held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

GGPOP is the general partner of, and owns a 1.5% equity interest in, each Operating Partnership. GGPOP has common units of limited partnership (“Common Units”), which are redeemable for cash or, at our option, shares of GGP common stock. It also has preferred units of limited partnership interest (“Preferred Units”), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (“Convertible Preferred Units”) (Note 10). GGPOP has full value long term incentive plan units and appreciation only long term incentive plan units (collectively “LTIP Units”), which are redeemable for cash or, at our option, Common Units (Note 12).

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

We refer to our ownership interests in properties in which we own a majority or controlling interest and are consolidated under accounting principles generally accepted in the United States of America (“GAAP”) as the “Consolidated Properties.” We also own interests in certain properties through joint venture entities in which we own a noncontrolling interest (“Unconsolidated Real Estate Affiliates”) and we refer to those properties as the “Unconsolidated Properties.”

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

We operate in a single reportable segment which includes the operation, development and management of retail and other rental properties, primarily regional malls. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company NOI in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type. Our operating properties have similar economic characteristics and provide similar products and services to our tenants.There are no individual operating segments that are greater than 10% of combined revenue, Company NOI, or combined assets. Company NOI excludes certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company’s operating properties are aggregated into a single reportable segment.

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

We periodically review the estimated useful lives of our properties, and may adjust them as necessary. The estimated useful lives of our properties range from 20 - 45 years.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of March 31, 2015
Tenant leases:
In-place value	$477,416	$(276,637)	$200,779

As of December 31, 2014
Tenant leases:
In-place value	$608,840	$(362,531)	$246,309

The above-market tenant leases and below-market ground leases are included in Prepaid expenses and other assets (Note 14). The below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in Accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our Income (loss) from continuing operations:

	Three Months Ended March 31,
	2015	2014
Amortization/accretion effect on continuing operations	$(48,880)	$(52,089)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2015 Remaining	$82,945
2016	92,563
2017	68,829
2018	44,178
2019	25,792

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
Real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership and does not have continuing involvement. Unless all conditions are met, recognition of all or a portion of the profit shall be postponed.

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

	Three Months Ended March 31,
	2015	2014
Management fees from affiliates	$19,086	$16,687
Management fee expense	(7,276)	(6,690)
Net management fees from affiliates	$11,810	$9,997

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

Impairment charges are recorded in the Consolidated Statements of Comprehensive Income when the carrying value of a property is not recoverable and it exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.

No provisions for impairment were recognized for the three months ended March 31, 2015 and 2014.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three months ended March 31, 2015 and 2014.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2015 the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have (or will have) a major effect on the company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. Pursuant to its terms, we have adopted this pronouncement effective January 1, 2015. This definition has been applied prospectively and is anticipated to substantially reduce the number of transactions, going forward, that qualify for discontinued operations as compared to historical results. (See Note 4 to the Consolidated Financial Statements).

Effective January 1, 2016, companies will be required to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet. The recognition and measurement guidance for debt issuance costs will not be affected. The adoption of this pronouncement will result in the reclassification of unamortized capitalized loan fees from other assets to a direct reduction of the Company’s indebtedness on the consolidated balance sheets.
Effective January 1, 2017, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. On April 1, 2015, the Financial Accounting Standards Board voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

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

NOTE 3                       ACQUISITIONS AND JOINT VENTURE ACTIVITY

On March 31, 2015, we acquired a 50% interest in a joint venture with Sears Holdings Corporation that owns anchor pads and in-place leases at 12 stores located at our properties for approximately $165.0 million. We recorded the investment in the joint venture for approximately $164.5 million ($165.0 million net of prorations and acquisition costs) to investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheet as of March 31, 2015. We have also committed to invest $33.3 million in a new REIT formed by Sears Holdings Corporation.

During the three months ended March 31, 2015, we sold a 25% interest in Ala Moana Center in Honolulu, Hawaii for net proceeds of $907.0 million. We received $670.0 million at closing and will receive the remaining proceeds of $237.0 million in late 2016 after substantial completion of the redevelopment. Upon closing, our joint venture partner received a 25% economic interest in the joint venture. Subsequent to quarter end, we sold an additional 12.5% interest in Ala Moana Center under similar terms (Note 18).

In accordance with applicable accounting standards for real estate sales with future development required, we recognized a $584.4 million gain on change in control of investment properties as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the three months ended March 31, 2015, we recognized an additional $6.8 million gain on change of control of investment properties using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through March 31, 2015. We will recognize an additional $57.4 million in gain on change of control of investment properties through substantial completion of construction. In total, we recorded a gain from change in control of investment properties of $591.2 million on our Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 as a result of this transaction.

We account for the 75% interest in the joint venture that holds Ala Moana Center under the equity method of accounting (Note 6) because we share control over major decisions with the joint venture partner which results in the partner retaining substantive participating rights. Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.

The table below summarizes the gain calculation ($ in millions):

Total proceeds (net of transaction costs of $6.8 million)	$900.2
Joint venture partner share of debt	462.5
Total consideration	1,362.7
Less: JV partner proportionate share of investment in Ala Moana Center and estimated development costs	(714.1)
Total gain to be recognized from change in control of investment property and development	648.6
Gain attributable to JV partner proportionate share of investment in Ala Moana Center at closing	584.4
Gain attributable to post-sale development activities through March 31, 2015	6.8
Estimated future gain on change in control of investment properties related to completion of development	$57.4

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 4                         DISCONTINUED OPERATIONS AND GAINS ON DISPOSITIONS OF OPERATING PROPERTIES

In the first quarter of 2015, the Company adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company’s adoption of ASU No. 2014-08 resulted in a change in how the Company would record operating results and gains on sales of real estate. Any future sales would not be reflected within Discontinued Operations in the Company’s Consolidated Statements of Operations.

We have one property approved for sale and classified as held for disposition as of March 31, 2015. The assets and liabilities of this property have been reclassified to assets and liablities held for disposition on the Consolidated Balance Sheet as of March 31, 2015.

The Company did not have any dispositions during the three months ended March 31, 2015 that qualified for discontinued operations presentation subsequent to its adoption of ASU No. 2014-08. The following table summarizes the operations of the properties included in discontinued operations for the three months ended March 31, 2014.

Three Months Ended March 31,
2014

Retail and other revenue	$10,051
Retail and other operating expenses	6,976
Operating income	3,075
Interest expense, net	(1,476)
Gains on dispositions	4,693
Net income from operations	6,292
Gain on debt extinguishment	66,680
Net income from discontinued operations	$72,972

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management’s estimates of fair value are presented below for our debt as of March 31, 2015 and December 31, 2014.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2015		December 31, 2014
	Carrying Amount (1) (2)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value
Fixed-rate debt	$11,667,588	$12,387,240	$13,606,936	$14,211,247
Variable-rate debt	2,095,446	2,104,654	2,391,353	2,399,547
	$13,763,034	$14,491,894	$15,998,289	$16,610,794

(1) Includes market rate adjustments of $34.5 million and $19.9 million as of March 31, 2015 and December 31, 2014, respectively.
(2) Excludes carrying value of $67.0 million of mortgage notes included in liabilities held for disposition. The carrying value approximates the fair value.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of March 31, 2015 and December 31, 2014. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6                         UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for all of our Unconsolidated Real Estate Affiliates.

	March 31, 2015	December 31, 2014
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$1,736,027	$1,152,485
Buildings and equipment	12,009,777	10,009,490
Less accumulated depreciation	(2,863,321)	(2,591,347)
Construction in progress	679,808	125,931
Net property and equipment	11,562,291	8,696,559
Investment in unconsolidated joint ventures	16,374	16,462
Net investment in real estate	11,578,665	8,713,021
Cash and cash equivalents	300,923	308,621
Accounts and notes receivable, net	216,038	203,511
Deferred expenses, net	340,092	281,835
Prepaid expenses and other assets	754,461	594,257
Total assets	$13,190,179	$10,101,245

Liabilities and Owners’ Equity:	\
Mortgages, notes and loans payable	$9,594,565	$7,945,828
Accounts payable, accrued expenses and other liabilities	540,513	418,995
Cumulative effect of foreign currency translation (“CFCT”)	(50,108)	(35,238)
Owners’ equity, excluding CFCT	3,105,209	1,771,660
Total liabilities and owners’ equity	$13,190,179	$10,101,245

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$3,055,101	$1,736,422
Less: joint venture partners’ equity	(1,284,174)	(861,515)
Plus: excess investment/basis differences	1,667,585	1,694,257
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,438,512	$2,569,164

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$3,474,620	$2,604,762
Liability - Investment in Unconsolidated Real Estate Affiliates	(36,108)	(35,598)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,438,512	$2,569,164

(1) The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include Ala Moana Center as of March 31, 2015 as the property was contributed into a joint venture during the first quarter of 2015.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$223,959	$185,100
Tenant recoveries	98,024	87,346
Overage rents	6,152	4,855
Other	12,529	11,735
Total revenues	340,664	289,036

Expenses:
Real estate taxes	26,879	27,636
Property maintenance costs	12,655	11,592
Marketing	3,980	3,567
Other property operating costs	47,569	41,897
Provision for doubtful accounts	3,337	815
Property management and other costs (2)	15,254	14,167
General and administrative	1,115	483
Depreciation and amortization	93,922	75,626
Total expenses	204,711	175,783
Operating income	135,953	113,253

Interest income	1,954	1,547
Interest expense	(92,297)	(72,685)
Provision for income taxes	(205)	(188)
Equity in loss of unconsolidated joint ventures	(180)	—
Income from continuing operations	45,225	41,927
Net income from disposed investment	—	324
Allocation to noncontrolling interests	(8)	(4)
Net income attributable to the ventures	$45,217	$42,247

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$45,217	$42,247
Joint venture partners’ share of income	(22,243)	(24,217)
Amortization of capital or basis differences	299	(10,873)
Equity in income of Unconsolidated Real Estate Affiliates	$23,273	$7,157

(1) The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Ala Moana Center subsequent to the formation of the joint venture on February 27, 2015.
(2) Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 25 domestic joint ventures, comprising 40 U.S. retail properties and two strip/other retail centers, and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

On January 29, 2015, we sold our interest in a joint venture that owns Trails Village, which resulted in our recognition of a gain of $12.0 million. The $12.0 million is recognized within equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Operations and Comprehensive Income. The gain is included in amortization of capital or basis differences in the table above.

To the extent that the Company contributes assets to a joint venture accounted for using the equity method, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. The Company will recognize gains and losses on the contribution of its real estate to joint ventures, relating solely to the outside partner’s interest,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

to the extent the buyer is independent of the Company, the collection of the sales price is reasonably assured, and the Company will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.2 billion as of March 31, 2015 and $3.9 billion as of December 31, 2014, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $88.9 million at one property as of March 31, 2015, and $89.3 million as of December 31, 2014. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of March 31, 2015, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 7                         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	March 31, 2015 (1)	Weighted-Average Interest Rate (2)	December 31, 2014 (3)	Weighted-Average Interest Rate (2)

Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$11,662,579	4.49%	$13,600,337	4.52%
Corporate and other unsecured loans	5,009	4.41%	6,599	4.41%
Total fixed-rate debt	11,667,588	4.49%	13,606,936	4.52%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,995,446	1.99%	2,291,353	2.00%
Revolving credit facility	100,000	1.75%	100,000	1.73%
Total variable-rate debt	2,095,446	1.98%	2,391,353	1.99%

Total Mortgages, notes and loans payable	$13,763,034	4.11%	$15,998,289	4.14%

Junior Subordinated Notes	$206,200	1.70%	$206,200	1.68%

Variable-rate mortgages held for disposition	$67,000	2.67%	$—	—%

(1) Includes $34.5 million of market rate adjustments, net.
(2) Represents the weighted-average interest rates on our contractual principal balances.
(3) Includes $19.9 million of market rate adjustments, net.
(4) $100.4 million of the fixed-rate balance and $1.4 billion of the variable-rate balance is cross-collateralized.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2015, $18.1 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.5 billion of debt, are cross-collateralized with other properties. Although a majority of the $13.7 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.7 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the three months ended March 31, 2015, we refinanced a $220.0 million consolidated mortgage note at one property and generated proceeds of $7.1 million. The prior loan had a term-to-maturity of 2.7 years, and an interest rate of 5.6%. The new loan has a term-to-maturity of 10.0 years, and an interest rate of 3.9%. In addition, we paid down $527.2 million of consolidated mortgage notes at four properties. The prior loans had a weighted-average term-to-maturity of 1.6 years, and a weighted-average interest rate of 5.2%.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	March 31, 2015 (2)	Weighted-Average Interest Rate	December 31, 2014 (3)	Weighted-Average Interest Rate
Unsecured debt:
HHC Note (1)	$5,079	4.41%	$6,735	4.41%
Revolving credit facility	100,000	1.75%	100,000	1.73%
Total unsecured debt	$105,079	1.88%	$106,735	1.90%

(1) Matures in December 2015.
(2) Excludes a market rate discount of $0.1 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets. The market rate discount amortizes as an addition to interest expense over the life of the loan.
(3) Excludes a market rate discount of $0.1 million that decreases the total amount that appears outstanding in our Consolidated Balance Sheets. The market rate discount amortizes as an addition to interest expense over the life of the loan.

Our revolving credit facility (the “Facility”) as amended on October 23, 2013, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2018 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 132.5 to 195 basis points, which is determined by the Company’s leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of March 31, 2015. $100.0 million was outstanding on the Facility, as of March 31, 2015.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $49.9 million as of March 31, 2015 and $49.1 million as of December 31, 2014. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2015.

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

We believe that it is reasonably possible that all of our currently remaining unrecognized tax benefits may be recognized by the end of 2015 upon potential settlement of an audit and the expiration of the statute of limitations.

NOTE 9                         WARRANTS

Brookfield owns 73,930,000 warrants (the “Warrants”) to purchase common stock of GGP with an initial weighted average exercise price of $10.70. Each Warrant was fully vested upon issuance, has a term of seven years and expires on November 9, 2017. Below is a summary of Warrants that were originally issued and are still outstanding.

Initial Warrant Holder	Number of Warrants	Initial Exercise Price
Brookfield - A	57,500,000	$10.75
Brookfield - B	16,430,000	10.50
	73,930,000

The exercise prices of the Warrants are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events. In accordance with the agreement, these calculations adjust both the exercise price and the number of shares issuable for the originally issued 73,930,000 Warrants. During 2014 and 2015, the number of shares issuable upon exercise of the outstanding Warrants changed as follows:

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2014	85,668,428	9.28	9.06
July 15, 2014	86,215,500	9.22	9.01
October 15, 2014	86,806,928	9.16	8.94
December 15, 2014	87,353,999	9.10	8.89

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 68,000,000 shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of March 31, 2015, the Warrants are exercisable into approximately 61 million common shares of the Company, at a weighted-average exercise price of approximately $9.05 per share. Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

NOTE 10                         EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to GGPOP Common, Preferred, and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three months ended March 31,
	2015	2014
Distributions to preferred GGPOP units	$(2,232)	$(2,232)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(3,440)	(664)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(906)	—
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(441)	(956)
Allocation to noncontrolling interests	(7,019)	(3,852)
Other comprehensive loss (income) allocated to noncontrolling interests	229	(16)
Comprehensive income allocated to noncontrolling interests	$(6,790)	$(3,868)

Redeemable Noncontrolling Interests

The noncontrolling interest related to the Common, Preferred, and LTIP Units of GGPOP are presented either as redeemable noncontrolling interests or as noncontrolling interests in our permanent equity on our Consolidated Balance Sheets. Classification as redeemable or permanent equity is considered on a tranche-by-tranche basis and is dependent on whether we could be required, under certain events outside of our control, to redeem the securities for cash by the holders of the securities. Those tranches for which we could be required to redeem the security for cash are included in redeemable equity. If we control the decision to redeem the securities for cash, the securities are classified as permanent equity.

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common Units as of March 31, 2015, the aggregate amount of cash we would have paid would have been $168.7 million.

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

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of March 31, 2015	Converted Basis to Common Units Outstanding as of March 31, 2015	Conversion Price	Redemption Value
Series B (1)	3.00000	1,268,957	3,958,242	$16.66670	116,966
Series D	1.50821	532,750	803,498	33.15188	26,637
Series E	1.29836	502,658	652,631	38.51000	25,133
					$168,736

(1) The conversion price of Series B preferred units is lower than the GGP March 31, 2015 closing common stock price of $29.55; therefore, the March 31, 2015 common stock price of $29.55, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2015, and 2014.

Balance at January 1, 2014	$228,902
Net income	664
Distributions	(726)
Other comprehensive income	16
Fair value adjustment for noncontrolling interests in Operating Partnership	17,079
Balance at March 31, 2014	$245,935

Balance at January 1, 2015	$299,296
Net income	3,440
Distributions	(1,109)
Redemption of GGPOP units	(713)
Other comprehensive loss	(229)
Fair value adjustment for noncontrolling interests in Operating Partnership	9,730
Balance at March 31, 2015	$310,415

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
February 19	April 15	April 30, 2015	$0.17
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15

Our Dividend Reinvestment Plan (“DRIP”) provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 4,149 shares were issued during the three months ended March 31, 2015 and 6,254 shares were issued during the three months ended March 31, 2014.

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

Our Board of Directors declared preferred stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
February 19	March 16	April 1, 2015	$0.3984
2014
November 14	December 15	January 2, 2015	$0.3984
August 12	September 15	October 1, 2014	0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Numerators - Basic and Diluted:
Income from continuing operations	$641,750	$58,916
Preferred Stock dividends	(3,984)	(3,984)
Allocation to noncontrolling interests	(7,019)	(3,488)
Income from continuing operations - attributable to common stockholders	630,747	51,444

Discontinued operations	—	72,972
Allocation to noncontrolling interests	—	(364)
Discontinued operations - net of noncontrolling interests	—	72,608

Net income	641,750	131,888
Preferred Stock dividends	(3,984)	(3,984)
Allocation to noncontrolling interests	(7,019)	(3,852)
Net income attributable to common stockholders	$630,747	$124,052

Denominators:
Weighted-average number of common shares outstanding - basic	885,462	896,257
Effect of dilutive securities	68,970	51,714
Weighted-average number of common shares outstanding - diluted	954,432	947,971

Anti-dilutive Securities:
Effect of Preferred Units	5,472	5,506
Effect of Common Units	4,799	4,834
Effect of LTIP Common Units	1,256	—
	11,527	10,340

For the three months ended March 31, 2015 and 2014, dilutive options and dilutive shares related to the Warrants are included in the denominator of EPS.

Outstanding Common Units and LTIP Common Units have been excluded from the diluted EPS calculation for all periods presented because including such Common Units would also require that the share of GGPOP income attributable to such Units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Unit dividend be added back to the net income, resulting in them being anti-dilutive.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On May 1, 2014, the shares of GGP common stock owned by GGPOP were contributed to GGPN, and as a result of these transactions, GGPN owns an aggregate of 83,428,585 shares of GGP common stock as of March 31, 2015, of which 55,969,390 are shown as treasury stock and 27,459,195 are shown as issued, but not outstanding on our Consolidated Balance Sheets.

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

On November 12, 2014, the Company’s Equity Plan was amended to allow for the grant of LTIP Units to certain officers, directors, and employees of the Company as an alternative to the Company’s stock options. LTIP Units are classes of partnership interests that under certain conditions, including vesting, are convertible by the holder into Common Units, which are redeemable by the holder for Common Shares on a one-to-one ratio (subject to adjustment for changes to GGP’s capital structure) or for the cash value of such shares at the option of the Company.

Compensation expense related to stock-based compensation plans for the three months ended March 31, 2015, and 2014 is summarized in the following table in thousands:

	Three Months Ended March 31,
	2015	2014
Stock options - Property management and other costs	$1,889	$2,205
Stock options - General and administrative	2,794	4,697
Restricted stock - Property management and other costs	773	421
Restricted stock - General and administrative	148	276
LTIP Units - Property management and other costs	383	—
LTIP Units - General and administrative	2,466	—
Total	$8,453	$7,599

The following tables summarize stock option and LTIP Unit activity for the Equity Plan for GGP for the three months ended March 31, 2015, and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	19,744,224	$17.36	21,565,281	$17.28
Granted	267,253	29.15	50,000	22.41
Exercised	(936,082)	16.75	(26,652)	15.79
Forfeited	(124,784)	20.22	(107,797)	18.78
Expired	(2,439)	19.24	(8,102)	14.39
Stock options Outstanding at March 31,	18,948,172	$17.53	21,472,730	$17.29

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
LTIP Units Outstanding at January 1,	—	$—	—	$—
Granted	1,758,396	29.33	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
LTIP Units Outstanding at March 31,	1,758,396	$29.33	—	$—

NOTE 13                  ACCOUNTS AND NOTES RECEIVABLE, NET

The following table summarizes the significant components of Accounts and notes receivable, net.

	March 31, 2015	December 31, 2014
Trade receivables	$93,268	$124,698
Notes receivable	326,106	320,881
Straight-line rent receivable	217,470	230,172
Other accounts receivable	3,928	3,638
Total accounts and notes receivable	640,772	679,389
Provision for doubtful accounts	(16,619)	(15,621)
Total accounts and notes receivable, net	$624,153	$663,768

Included in notes receivable is a $110.7 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. (“Rique”) in conjunction with our sale of Aliansce Shopping Centers, S.A. (“Aliansce”) to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the 5 years term. We recognize the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

NOTE 14                  PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of Prepaid expenses and other assets.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2015			December 31, 2014
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$708,351	$(405,951)	$302,400	$870,103	$(498,016)	$372,087
Below-market ground leases, net	119,545	(9,191)	110,354	119,866	(8,906)	110,960
Real estate tax stabilization agreement, net	111,506	(27,724)	83,782	111,506	(26,146)	85,360
Total intangible assets	$939,402	$(442,866)	$496,536	$1,101,475	$(533,068)	$568,407

Remaining prepaid expenses and other assets:
Security and escrow deposits			77,674			93,676
Prepaid expenses			45,085			76,306
Other non-tenant receivables (1)			189,899			28,712
Deferred tax, net of valuation allowances			3,233			4,220
Other			34,538			42,456
Total remaining prepaid expenses and other assets			350,429			245,370
Total prepaid expenses and other assets			$846,965			$813,777

(1) Includes receivable due from our joint venture partner due upon completion of the redevelopment at Ala Moana.

NOTE 15                  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of Accounts payable and accrued expenses.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2015			December 31, 2014
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	418,874	(211,926)	$206,948	502,919	(259,390)	$243,529
Above-market headquarters office leases, net	15,268	(7,302)	$7,966	15,268	(6,867)	$8,401
Above-market ground leases, net	9,127	(1,614)	$7,513	9,127	(1,522)	$7,605
Total intangible liabilities	$443,269	$(220,842)	$222,427	$527,314	$(267,779)	$259,535

Remaining Accounts payable and accrued expenses:
Accrued interest			46,443			54,332
Accounts payable and accrued expenses			66,993			82,292
Accrued real estate taxes			76,124			85,910
Deferred gains/income			95,970			114,968
Accrued payroll and other employee liabilities			29,585			55,059
Construction payable			102,619			198,471
Tenant and other deposits			12,550			21,423
Insurance reserve liability			16,352			16,509
Capital lease obligations			11,898			12,066
Conditional asset retirement obligation liability			9,379			10,135
Uncertain tax position liability			6,663			6,663
Other			18,310			17,534
Total remaining Accounts payable and accrued expenses			492,886			675,362
Total Accounts payable and accrued expenses			$715,313			$934,897

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,300	$3,258
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,697	2,102

See Note 16 for our disclosure of additional contingencies.

NOTE 18 SUBSEQUENT EVENTS

On April 1, 2015, we acquired 85 Fifth Avenue located in New York, New York for net equity of $14.0 million. In connection with the acquisition, we provided a $7.0 million loan to our joint venture partner.

On April 10, 2015, we sold a 12.5% interest in Ala Moana Center for net proceeds of approximately $454 million. We received $335 million at closing and expect to receive the remaining proceeds of $119 million in late 2016 upon completion of the redevelopment and expansion.

On April 17, 2015, GGP acquired the Crown Building located at 730 Fifth Avenue in New York City for approximately $1.775 billion which was funded with $1.25 billion of secured debt. GGP’s share of the equity is $205 million. In connection with the acquisition, we provided $204.3 million in loans to our joint venture partners.

On April 27, 2015, GGP sold the office portion of 200 Lafayette in New York City for a gross purchase price of approximately $125 million.

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A malls (defined by sales per square foot) and urban retail properties. Our properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of such activity. predominantly located in the United States. As of March 31, 2015, we own, either entirely or with joint venture partners, 129 retail properties located throughout the United States comprising approximately 127 million square feet of gross leasable area ("GLA").

We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

We seek to increase long-term Company NOI and Company EBITDA (as defined below) growth through proactive earnings growth through proactive management and leasing of our properties. We believe that the most significant operating factor affecting incremental cash flow, Company NOI, and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:

•	contractual fixed rental increases;

•	positive re-leasing spreads on a suite-to-suite basis;

•	value creation from redevelopment projects;

•	opportunistic acquisition of high quality retail properties; and

•	managing operating expenses.

As of March 31, 2015 the level of long-term, or “permanent” occupancy, was 90.2%. Since March, 2014, we have seen an increase in rents between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2015 exhibited initial rents that were 8.7% higher than the final rents paid on expiring leases.

We may recycle capital by opportunistically investing in high quality retail properties. In addition, controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company NOI and Company EBITDA growth.

We have identified approximately $2.1 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve average returns of approximately 9-11% for all projects.

We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Our Company NOI (as defined below) increased 3.3% from $528.4 million for the three months ended March 31, 2014 to $546.0 million for the three months ended March 31, 2015. Our Company FFO (as defined below) increased 5.8% from $292.4 million million for the three months ended March 31, 2014 to $309.3 million for the three months ended March 31, 2015. Net income attributable to General Growth Properties, Inc. increased from $128.0 million for the three months ended March 31, 2014 to $634.7 million for the three months ended March 31, 2015.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to General Growth Properties, Inc.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	March 31, 2015 (1)	March 31, 2014 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$65.05	$64.49	0.87%
Unconsolidated Properties	88.67	86.83	2.12%
Total	$72.62	$71.64	1.37%

Percentage Leased
Consolidated Properties	95.6%	96.0%	(40) bps
Unconsolidated Properties	96.3%	96.8%	(50) bps
Total	95.8%	96.2%	(40) bps

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$12,040	$12,717	(5.32)%
Unconsolidated Properties	8,313	6,958	19.47%
Total	$20,353	$19,675	3.45%

Tenant Sales per square foot (3)
Consolidated Properties	$503	$519	(3.08)%
Unconsolidated Properties	777	688	12.94%
Total	$590	$565	4.42%

(1) Metrics exclude one asset that is being de-leased for redevelopment, assets acquired after January 1, 2014 and other assets.
(2) Rent is presented on a cash basis and consists of base minimum rent and common area costs.
(3) Tenant Sales (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales for tenants occupying less than 10,000 square feet is presented as sales per square foot in dollars on a trailing 12-month basis.

Lease Spread Metrics

The following table summarizes new and renewal leases that are scheduled to commence in 2015 and 2016 compared to expiring leases for the same suite for leases where the downtime between new and previous tenant was less than 24 months and the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Initial Rent Spread	% Change
Commencement 2015	912	2,816,298	6.0	$62.64	$57.63	$5.01	8.7%
Commencement 2016	57	222,058	7.3	111.38	85.70	25.68	30.0%
Total 2015/2016	969	3,038,356	6.1	$66.20	$59.65	$6.55	11.0%

(1) Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended March 31, 2015 and 2014

The following table is a breakout of the components of minimum rents:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$380,785	$391,259	$(10,474)	(2.7)%
Lease termination income	8,535	4,199	4,336	103.3
Straight-line rent	6,087	11,293	(5,206)	(46.1)
Above and below-market tenant leases, net	(21,295)	(17,499)	(3,796)	21.7
Total Minimum rents	$374,112	$389,252	$(15,140)	(3.9)%

Base minimum rents decreased $10.5 million primarily due to our contribution of Ala Moana Center into a joint venture during the first quarter of 2015 and our contribution of Bayside Marketplace into a joint venture during the fourth quarter of 2014. This resulted in $14.0 million less base minimum rents in the first quarter of 2015 compared to the first quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Tenant recoveries decreased $4.0 million primarily due to our contribution of Ala Moana Center into a joint venture during the first quarter of 2015 and our contribution of Bayside Marketplace into a joint venture during the fourth quarter of 2014. This resulted in $7.5 million less in tenant recoveries in the first quarter of 2015 compared to the first quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. This decrease was offset by a $3.8 million increase in recoverable real estate taxes.

Overage rents decreased $1.0 million primarily due to our contribution of Ala Moana Center into a joint venture during the first quarter of 2015 and our contribution of Bayside Marketplace into a joint venture during the fourth quarter of 2014. This resulted in $1.5 million less in overage rents in the first quarter of 2015 compared to the first quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Management fees and other corporate revenues increased $2.4 million primarily due to redevelopment at Baybrook Mall and our contribution of Ala Moana Center and Bayside Marketplace in joint ventures. This resulted in $1.7 million of additional management fees in the first quarter of 2015 compared to the first quarter of 2014.

Other revenue decreased $11.0 million primarily due to non-recurring land condemnation revenues of $10.0 million received in the first quarter of 2014.

Property maintenance costs decreased $1.5 million primarily due to our contribution of Ala Moana Center into a joint venture during the first quarter of 2015 and our contribution of Bayside Marketplace into a joint venture during the fourth quarter of 2014. This resulted in $1.0 million less in property maintenance costs in the first quarter of 2015 compared to the first quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Other property operating costs decreased $9.4 million primarily due to our contribution of Ala Moana Center into a joint venture during the first quarter of 2015 and our contribution of Bayside Marketplace into a joint venture during the fourth quarter of 2014. This resulted in $5.8 million less in other property operating costs in the first quarter of 2015 compared to the first quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Interest and dividend income increased $2.4 million primarily due to $3.0 million of interest income from the notes receivable related to the acquisition of properties at 685 and 530 Fifth Avenue in New York City, New York.

Interest expense decreased $6.4 million primarily due to our contribution of Ala Moana Center into a joint venture during the first quarter of 2015 and our contribution of Bayside Marketplace into a joint venture during the fourth quarter of 2014. This resulted in $3.3 million less in interest expense in the first quarter of 2015 compared to the first quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, interest expense on a corporate loan secured by fourteen properties decreased by $3.2 million due to a 2014 amendment that reduced the interest rate.

The loss on foreign currency is related to a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 13).

The gain from change in control of investment properties of $591.2 million in 2015 is due to our contribution of Ala Moana Center into a joint venture during the first quarter of 2015.

Benefit from income taxes increased $14.9 million primarily due to the deferred Federal income tax benefit related to the foreign currency translation loss on the note receivable recorded in conjunction with the sale of Aliansce in 2013 (Note 13).

Equity in income of Unconsolidated Real Estate Affiliates increased $16.1 million primarily due to our recognition of a $12.0 million gain on the sale of our interest in a joint venture in the first quarter of 2015. In addition, the contribution of Ala Moana Center into a joint venture during the first quarter of 2015 resulted in a $4.6 million increase in equity in income of Unconsolidated Real Estate Affiliates in the first quarter of 2015 compared to the first quarter of 2014.

Discontinued operations, net for the three months ended March 31, 2014, is primarily comprised of a $66.7 million gain on the extinguishment of debt related to the sale of one asset in the first quarter of 2014. Due to a change in accounting standards, no dispositions qualified for discontinued operations presentation during the three months ended March 31, 2015 (Note 4).

Liquidity and Capital Resources

Our primary source of liquidity is from the ownership and management of our properties. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances, and dividends.

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $173.3 million of consolidated unrestricted cash and $1.0 billion of available credit under our credit facility as of March 31, 2015, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities;

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us; and

•	to adhere to investment-grade debt levels.

We may also raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnerships (as defined in Note 1) or other capital raising activities.

During the three months ended March 31, 2015, we executed the following refinancing and capital transactions (at our proportionate share):

•
completed a $220.0 million secured financing, lowering the interest rate 170 basis points from 5.6% to 3.9%, lengthening the term-to-maturity from 2.7 years to 10.0 years, and generating net proceeds of $7.1 million; and

•
paid down $527.2 million of consolidated mortgage notes with proceeds from the sale of an interest in Ala Moana Center with a weighted-average term-to-maturity of 1.6 years, and a weighted-average interest rate of 5.2%.

As of March 31, 2015, we had $1.3 billion of debt pre-payable without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As a result of our financing efforts in 2015, we have reduced the amount of debt due in the next three years from $2.0 billion to $1.2 billion, representing 6.8% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $2.6 billion or approximately 15% of our total debt at maturity. In 2022, the $2.6 billion of debt maturing includes $1.1 billion for Ala Moana (at share).

As of March 31, 2015, our proportionate share of total debt aggregated $19.1 billion. Our total debt includes our consolidated debt of $13.9 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.2 billion. Of our proportionate share of total debt, $2.0 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The following table illustrates the scheduled payments for our proportionate share of total debt as of March 31, 2015. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 7). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2019.

	Consolidated(1)	Unconsolidated(1)
	(Dollars in thousands)
2015	$380,871	$132,431
2016	380,314	23,218
2017	536,566	195,646
2018	1,935,788	232,875
2019	1,097,062	1,169,057
Subsequent	9,554,877	3,428,665
	$13,885,478	$5,181,892

(1) Excludes $34.5 million of adjustments related to debt market rate adjustment.

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

Acquisitions and Joint Venture Activity

From time-to-time we may acquire whole or partial interests in high-quality retail properties and may sell assets.

On February 27, 2015, we formed a partnership to own and operate Ala Moana Center located in Honolulu, Hawaii. Effective with the partnership formation, we closed on the sale of a 25% equity interest in Ala Moana Center to the joint venture partner. The transaction generated approximately $907.0 million of net proceeds, of which we received approximately $670.0 million of net proceeds at closing. The remaining net proceeds of approximately $237.0 million will be paid in late 2016 upon completion of the redevelopment and expansion. Subsequent to quarter end, we sold an additional 12.5% interest in Ala Moana Center under similar terms.

We will account for the 75% interest in the joint venture that holds Ala Moana center under the equity method of accounting because we share control over major decisions with the joint venture partner, which results in the partner retaining substantive participating rights. Ala Moana Center was previously wholly Owned by GGP and accounted for on a consolidated basis.

On March 31, 2015, we acquired a 50% interest in a joint venture with Sears Holdings Corporation. that owns anchor pads and in-place leases at 12 stores located at our properties for approximately $165.0 million. We recorded the investment in the joint venture for approximately $164.5 million ($165.0 million net of prorations and acquisition costs) to investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheet as of March 31, 2015.

Warrants and Brookfield Investor Ownership

Brookfield owns or manages on behalf of third parties all of the Company’s outstanding Warrants (Note 9) which are exercisable into approximately 61 million common shares (assuming net share settlement) of the Company at a weighted-average exercise price of $9.05 per share. The exercise price and common shares issuable under the Warrants adjusts for future dividends declared by the Company.

As of February 4, 2015, Brookfield’s potential ownership of the Company (assuming full share settlement of the Warrants) was 39.8%, which is stated in their Form 13D filed on the same date. If Brookfield held or managed this same ownership through the maturity date of the Warrants, assuming: (a) GGP’s common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 38.7% under net share settlement, and 40.0% under full share settlement.

Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties primarily to improve the productivity and value of the property, convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.

We have identified approximately $2.1 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We plan to fund these redevelopments with available cash flow, construction financing, and proceeds from debt refinancings. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. We currently expect to achieve returns that average 9-11% for all projects (cash on cost, first year stabilized). Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	Ownership %	GGP’s Total Projected Share of Cost	GGP’s Investment to Date (1)	Expected Return on Investment (2)	Expected Project Opening
Major Development Summary (in millions, at share unless otherwise noted)

Open
	Total Open Projects	Various	$430.1	$406.9	12%

Under Construction

Mayfair Mall [3] Wauwatosa, WI	Nordstrom	100%	72.3	41.0	6-8%	Q4 2015

Ridgedale Center [3] Minnetonka, MN	Nordstrom, Macy's Expansion, New Inline GLA and renovation	100%	106.2	68.1	8-9%	Q4 2015

Southwest Plaza Littleton, CO	Redevelopment	100%	72.6	29.7	9-10%	Q4 2015

Ala Moana Center [4] Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court	62.5%	358.3	273.9	9-10%	Q4 2015

Baybrook Mall Friendswood, TX	Expansion	53%	90.5	31.9	9-10%	Q4 2015

Other Projects Various Malls	Redevelopment projects at various malls	N/A	280.5	79.4	8-9%	Various

	Total Projects Under Construction		$980.4	$524.0	8-10%

Projects in Pipeline

Staten Island Mall Staten Island, NY	Expansion	100%	180.0	5.3	8-9%	TBD

New Mall Development Norwalk, CT	Ground up mall development	100%	285.0	38.4	8-10%	TBD

Ala Moana Center [4] Honolulu, HI	Nordstrom box repositioning	62.5%	53.1	4.2	9-10%	TBD

Other Projects Various Malls	Redevelopment projects at various malls	N/A	215.2	5.7	8-9%	TBD

	Total Projects in Pipeline		$733.3	$53.6	8-10%

	Total Development Summary		$2,143.8	$984.5	9-11%

(1) Projected costs and investments to date exclude capitalized interest and internal overhead.
(2) Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions. Actual costs may vary.
(3) Project ROI includes income related to uplift on existing space.
(4) The Ala Moana estimated project costs are $573 million and $85 million at 100%, consistent with prior quarters. The at share amounts are adjusted to reflect the additional 12.5% interest sold on April 10, 2015.

Our investment in these projects for the three months ended March 31, 2015 has increased from December 31, 2014, in conjunction with the applicable development plan and as projects near completion. The continued progression of the redevelopment projects at Ala Moana Center and Baybrook Mall resulted in increases to GGP’s investment to date.

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

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Capital expenditures (1)	$34,898	$33,698
Tenant allowances (2)	41,772	32,079
Capitalized interest and capitalized overhead	17,080	16,202
Total	$93,750	$81,979

(1) Reflects only non-tenant operating capital expenditures.
(2) Tenant allowances paid on 0.9 million square feet.

The increase in Capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
February 19	April 15	April 30, 2015	$0.17
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
February 19	March 16	April 1, 2015	$0.3984
2014
November 14	December 15	January 2, 2015	$0.3984
August 12	September 15	October 1, 2014	0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $223.2 million for the three months ended March 31, 2015 and $237.1 million for the three months ended March 31, 2014. Significant changes in the components of net cash provided by operating activities include:

•	in 2015, an increase in base minimum rents and related collections due to overall increase in permanent occupancy; and

•	in 2014, a decrease in interest costs primarily as a result of the of the redemption of unsecured corporate bonds.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $240.8 million for the three months ended March 31, 2015 and ($119.3) million for the three months ended March 31, 2014. Significant components of net cash used in investing activities include:

•	in 2015, development of real estate and property improvements, ($199.7) million;

•	in 2015, proceeds from the sale of real estate, $666.2 million;

•	in 2015, acqusition of real estate, ($165) million;

•	in 2014, development of real estate and property improvements, ($128.9) million.

Cash Flows from Financing Activities

Net cash used in financing activities was $663.2 million for the three months ended March 31, 2015 and $292.0 million for the three months ended March 31, 2014. Significant components of net cash used in financing activities include:

•	in 2015, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, of $342 million net of principal payments of ($874) million;

•	in 2015, cash distributions paid to common stockholders of ($150.4) million;

•	in 2014, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments of $398.0 million;

•	in 2014, the acquisition of 27.6 million shares of our common stock, ($555.8) million; and

•	in 2014, cash distributions paid to common stockholders of ($127.6) million.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated interim financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer also to the accounting policies discussed in Note 2.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 for a discussion of the revised definition of discontinued operations and a recently-issued revenue recognition pronouncement. We have elected to adopt the revised definition of discontinued operations prospectively on January 1, 2015, pursuant to the pronouncement’s terms. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective beginning with the first quarter 2018. We are currently evaluating its impact on our consolidated financial statements.

Non-GAAP Supplemental Financial Measures and Definitions

Net Operating Income (“NOI”) and Company NOI

The Company defines NOI as income from property operations after operating expenses have been deducted, but prior to deducting financing, administrative and income tax expenses. NOI excludes reductions in ownership as a result of sales or other transactions ("Sold Interests") and has been reflected on a proportionate basis (at the Company’s ownership share). Other REITs may use different methodologies for calculating NOI, and accordingly, the Company’s NOI may not be comparable to other REITs. The Company considers NOI a helpful supplemental measure of its operating performance because it is a direct measure of the actual results of our properties. Because NOI excludes reductions in ownership as a result of sales or other transactions, general and administrative expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, provision for income taxes, discontinued operations, preferred stock dividends, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.

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

Funds From Operations (“FFO”) and Company FFO

The Company determines FFO based upon the definition set forth by National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO. The Company determines FFO to be our share of consolidated net income (loss) computed in accordance with GAAP, excluding real estate related depreciation and amortization, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon our economic ownership interest, and all determined on a consistent basis in accordance with GAAP. As with our presentation of NOI, FFO has been reflected on a proportionate basis.

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

As with our presentation of Company NOI and Company EBITDA, the Company also considers Company FFO to be a helpful supplemental measure of the operating performance for equity REITs because it excludes from FFO certain items that are non-cash and certain non-comparable items such as our Company NOI adjustments, and FFO items such as mark-to-market adjustments on debt and write-off of mark-to-market adjustments on extinguished of debt, acquisition accounting and other capital contribution or restructuring events.

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

The following table reconciles Company NOI to GAAP Operating Income (dollars in thousands) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Company NOI	$545,977	$528,419
Adjustments for minimum rents, real estate taxes and other property operating costs	(21,495)	(17,439)
Proportionate NOI	524,482	510,980
NOI of Sold Interests	6,495	13,254
Unconsolidated Properties	(120,474)	(93,789)
Noncontrolling interest in operating income of Consolidated Properties and other	4,411	3,801
Consolidated Properties	414,914	434,246
Management fees and other corporate revenues	19,086	16,687
Property management and other costs	(42,793)	(44,950)
General and administrative	(12,446)	(11,599)
Depreciation and amortization	(175,948)	(171,478)
Operating Income	$202,813	$222,906

The following table reconciles Company EBITDA to GAAP Net income attributable to GGP for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Company EBITDA	$501,928	$481,580
Adjustments for minimum rents, real estate taxes, other property operating costs, and general and administrative	(21,495)	(17,439)
Proportionate EBITDA	480,433	464,141
Unconsolidated Properties	(112,372)	(86,592)
EBITDA of Sold Interests	6,472	13,200
Noncontrolling interest in EBITDA of Consolidated Properties	4,228	3,635
Consolidated Properties	378,761	394,384
Depreciation and amortization	(175,948)	(171,478)
Interest income	8,821	6,409
Interest expense	(172,651)	(179,046)
(Loss) gain on foreign currency	(22,910)	5,182
Benefit from (provision for) income taxes	11,159	(3,692)
Equity in income of Unconsolidated Real Estate Affiliates	23,273	7,157
Discontinued operations	—	72,972
Gains from changes in control of investment properties	591,245	—
Allocation to noncontrolling interests	(7,019)	(3,852)
Net income attributable to GGP	$634,731	$128,036

The following table reconciles Company FFO to GAAP net income attributable to GGP for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Company FFO	$309,338	$292,419
Adjustments for minimum rents, property operating expenses, general and administrative, market rate adjustments, debt extinguishment, income taxes, and FFO from discontinued operations	(49,677)	42,763
Proportionate FFO (1)	259,661	335,182
Depreciation and amortization of capitalized real estate costs	(229,869)	(215,317)
Gain from change in control of investment properties	591,245	—
Preferred stock dividends	3,984	3,984
Gains on sales of investment properties	12,021	6,299
Noncontrolling interests in depreciation of Consolidated Properties	2,035	1,662
Redeemable noncontrolling interests	(4,346)	(664)
Depreciation and amortization of discontinued operations	—	(3,110)
Net income attributable to GGP	634,731	128,036

(1) FFO as defined by the NAREIT

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

ITEM 3                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3                 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4                           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5                 OTHER INFORMATION

None

ITEM 6                 EXHIBITS

10.1	Second Amended and Restated Limited Liability Company Agreement of Ala Moana Holding, LLC, dated April 10, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, has been filed with the SEC on May 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2015. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: May 1, 2015	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant)

EXHIBIT INDEX

10.1	Second Amended and Restated Limited Liability Company Agreement of Ala Moana Holding, LLC, dated April 10, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, has been filed with the SEC on May 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.