Form 10-Q
period 2015-06-30
General Growth Properties, Inc.
filed 2015-08-06
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on August 4, 2015 was 885,656,505.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,639,215	$4,244,607
Buildings and equipment	16,230,577	18,028,844
Less accumulated depreciation	(2,252,254)	(2,280,845)
Construction in progress	383,399	703,859
Net property and equipment	18,000,937	20,696,465
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,488,329	2,604,762
Net investment in real estate	21,489,266	23,301,227
Cash and cash equivalents	175,393	372,471
Accounts and notes receivable, net	823,704	663,768
Deferred expenses, net	172,940	184,491
Prepaid expenses and other assets	914,927	813,777
Total assets	$23,576,230	$25,335,734

Liabilities:
Mortgages, notes and loans payable	$13,756,412	$15,998,289
Investment in Unconsolidated Real Estate Affiliates	36,721	35,598
Accounts payable and accrued expenses	719,545	934,897
Dividend payable	157,901	154,694
Deferred tax liabilities	9,443	21,240
Junior subordinated notes	206,200	206,200
Total liabilities	14,886,222	17,350,918

Redeemable noncontrolling interests:
Preferred	153,339	164,031
Common	123,028	135,265
Total redeemable noncontrolling interests	276,367	299,296

Commitments and Contingencies	—	—

Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 969,726,994 issued, 885,648,409 outstanding as of June 30, 2015, and 968,340,597 issued, 884,912,012 outstanding as of December 31, 2014	9,422	9,409
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	242,042	242,042
Additional paid-in capital	11,408,288	11,351,625
Retained earnings (accumulated deficit)	(2,075,319)	(2,822,740)
Accumulated other comprehensive loss	(66,352)	(51,753)
Common stock in treasury, at cost, 56,619,390 shares as of June 30, 2015 and 55,969,390 shares as of December 31, 2014	(1,139,566)	(1,122,664)
Total stockholders’ equity	8,378,515	7,605,919
Noncontrolling interests in consolidated real estate affiliates	27,776	79,601
Noncontrolling interest related to long-term incentive plan common units	7,350	—
Total equity	8,413,641	7,685,520
Total liabilities, redeemable noncontrolling interests and equity	$23,576,230	$25,335,734

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$361,556	$385,011	$735,669	$774,263
Tenant recoveries	168,043	185,064	345,525	366,530
Overage rents	3,485	5,388	12,300	15,209
Management fees and other corporate revenues	26,731	17,717	45,817	34,403
Other	20,166	18,715	34,814	44,373
Total revenues	579,981	611,895	1,174,125	1,234,778
Expenses:
Real estate taxes	56,496	58,342	112,483	115,258
Property maintenance costs	12,903	14,135	32,784	35,559
Marketing	3,710	4,960	8,418	10,764
Other property operating costs	72,471	81,937	148,767	167,603
Provision for doubtful accounts	1,306	2,713	4,577	4,855
Property management and other costs	40,369	40,013	83,162	84,963
General and administrative	12,322	28,232	24,769	39,831
Depreciation and amortization	152,849	175,213	328,797	346,690
Total expenses	352,426	405,545	743,757	805,523
Operating income	227,555	206,350	430,368	429,255

Interest and dividend income	12,843	4,856	21,664	11,265
Interest expense	(142,747)	(175,118)	(315,398)	(354,164)
Gain (loss) on foreign currency	1,463	3,772	(21,448)	8,955
Gain from changes in control of investment properties and other	17,768	—	609,013	—
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	116,882	39,860	724,199	95,311
(Provision for) benefit from income taxes	(74)	(3,944)	11,085	(7,636)
Equity in income of Unconsolidated Real Estate Affiliates	13,278	19,320	24,530	26,477
Unconsolidated Real Estate Affiliates - gain on investment	297,767	—	309,787	—
Income from continuing operations	427,853	55,236	1,069,601	114,152
Discontinued operations	—	121,853	—	194,825
Net income	427,853	177,089	1,069,601	308,977
Allocation to noncontrolling interests	(5,913)	(3,365)	(12,932)	(7,217)
Net income attributable to General Growth Properties, Inc.	421,940	173,724	1,056,669	301,760
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Net income attributable to common stockholders	$417,956	$169,740	$1,048,701	$293,792

Basic Earnings Per Share:
Continuing operations	$0.47	$0.06	$1.18	$0.11
Discontinued operations	—	0.14	—	0.22
Total basic earnings per share	$0.47	$0.20	$1.18	$0.33

Diluted Earnings Per Share:
Continuing operations	$0.44	$0.05	$1.10	$0.11
Discontinued operations	—	0.13	—	0.20
Total diluted earnings per share	$0.44	$0.18	$1.10	$0.31
Dividends declared per share	$0.17	$0.15	$0.34	$0.30

Comprehensive Income, Net:
Net income	$427,853	$177,089	$1,069,601	$308,977
Other comprehensive income (loss)

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net unrealized gains (losses) on financial instruments	21	(33)	—	(33)
Foreign currency translation	2,912	3,194	(14,806)	7,145
Other comprehensive income (loss)	2,933	3,161	(14,806)	7,112
Comprehensive income	430,786	180,250	1,054,795	316,089
Comprehensive income allocated to noncontrolling interests	(5,935)	(3,202)	(12,725)	(7,069)
Comprehensive income attributable to General Growth Properties, Inc.	424,851	177,048	1,042,070	309,020
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Comprehensive income, net, attributable to common stockholders	$420,867	$173,064	$1,034,102	$301,052

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2014	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

Net income				301,760			1,115	302,875
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(2,224)	(2,224)
Restricted stock grants, net (31,112 common shares)	1		1,397					1,398
Employee stock purchase program (96,781 common shares)	1		1,970					1,971
Stock option grants, net of forfeitures (83,724 common shares)	1		13,600					13,601
Treasury stock purchases (27,624,282 common shares)						(555,801)		(555,801)
Cash dividends reinvested (DRIP) in stock (11,790 common shares)			252					252
Other comprehensive income					7,260			7,260
Cash distributions declared ($0.30 per share)				(266,168)				(266,168)
Cash distributions on Preferred Stock				(7,968)				(7,968)
Fair value adjustment for noncontrolling interest in Operating Partnership			(27,593)					(27,593)

Balance at June 30, 2014	$9,398	$242,042	$11,362,069	$(2,888,099)	$(30,913)	$(1,122,664)	$81,033	$7,652,866

Balance at January 1, 2015	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

Net income				1,056,669			2,746	1,059,415
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(52,778)	(52,778)
Long Term Incentive Plan Common Unit grants, net (1,665,896 LTIP Units)							5,557	5,557
Restricted stock grants, net (231,926 common shares)	2	—	1,869					1,871
Employee stock purchase program (99,080 common shares)	1		2,226					2,227

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Stock option grants, net of forfeitures (1,046,515 common shares)	10		26,811					26,821
Treasury stock purchase (650,000 common shares)						(16,902)		(16,902)
Cash dividends reinvested (DRIP) in stock (8,876 common shares)	—	—	248					248
Other comprehensive loss					(14,599)			(14,599)
Cash distributions declared ($0.34 per share)				(301,280)				(301,280)
Cash distributions on Preferred Stock				(7,968)				(7,968)
Fair value adjustment for noncontrolling interest in Operating Partnership			25,509					25,509

Balance at June 30, 2015	$9,422	$242,042	$11,408,288	$(2,075,319)	$(66,352)	$(1,139,566)	$35,126	$8,413,641

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$1,069,601	$308,977
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(24,530)	(26,477)
Distributions received from Unconsolidated Real Estate Affiliates	19,533	19,224
Provision for doubtful accounts	4,577	4,910
Depreciation and amortization	328,797	352,454
Amortization/write-off of deferred finance costs	6,154	5,643
Accretion/write-off of debt market rate adjustments	13,221	12,648
Amortization of intangibles other than in-place leases	33,416	44,810
Straight-line rent amortization	(15,388)	(25,317)
Deferred income taxes	(16,111)	3,570
Litigation loss	—	17,854
Gain on dispositions, net	(2,174)	(122,154)
Unconsolidated Real Estate Affiliates- gain on investments	(309,787)	—
Gain from changes in control of investment properties and other	(609,013)	—
Gain on extinguishment of debt	—	(66,680)
Loss (gain) on foreign currency	21,448	(8,955)
Net changes:
Accounts and notes receivable	(3,458)	(618)
Prepaid expenses and other assets	16,580	25,750
Deferred expenses	(22,340)	(4,206)
Restricted cash	846	(2,593)
Accounts payable and accrued expenses	(42,500)	(8,203)
Other, net	16,623	13,627
Net cash provided by operating activities	485,495	544,264

Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(341,365)	(160,207)
Development of real estate and property improvements	(335,769)	(272,719)
Contributions to Unconsolidated Real Estate Affiliates	(77,306)	(81,617)
Proceeds from sales of investment properties	1,055,881	206,346
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	101,399	44,961
Loans to joint venture partners	(211,239)	(87,379)
Decrease in restricted cash	869	2,635
Net cash provided by (used in) investing activities	192,470	(347,980)

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	832,440	1,751,346
Principal payments on mortgages, notes and loans payable	(1,369,192)	(1,448,244)
Deferred finance costs	(2,138)	(10,176)
Treasury stock purchases	—	(555,801)
Distributions to noncontrolling interests in consolidated real estate affiliates	(52,778)	(2,225)
Cash distributions paid to common stockholders	(301,043)	(260,126)
Cash distributions paid to Preferred Stockholders	(7,968)	(7,968)
Cash redemptions paid to holders of common units	(713)	—
Other, net	26,349	1,646
Net cash used in financing activities	(875,043)	(531,548)

Net change in cash and cash equivalents	(197,078)	(335,264)
Cash and cash equivalents at beginning of period	372,471	577,271
Cash and cash equivalents at end of period	$175,393	$242,007

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$310,756	$344,398
Interest capitalized	7,063	8,543
Income taxes paid	6,291	2,934
Accrued capital expenditures included in accounts payable and accrued expenses	94,429	63,178
Non-Cash acquisition of Treasury Shares
Liabilities	(16,902)	—
Equity	16,902	—
Non-Cash Sale of Property
Assets	—	21,426
Liabilities and equity	—	(21,426)
Non-Cash Sale of Ala Moana (Refer to Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1        ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited consolidated financial statements for the year ended December 31, 2014 which are included in the Company’s Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended December 31, 2014 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report. Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

General Growth Properties, Inc. (“GGP” or the “Company”), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a “REIT”. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries.

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of June 30, 2015, we are the owner, either entirely or with joint venture partners, of 131 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP (“GGPOP”), GGP Nimbus, LP (“GGPN”) and GGP Limited Partnership (“GGPLP”, and together with GGPN, the “Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of June 30, 2015, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% is held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

GGPOP is the general partner of, and owns a 1.5% equity interest in, each Operating Partnership. GGPOP has common units of limited partnership (“Common Units”), which are redeemable for cash or, at our option, shares of GGP common stock. It also has preferred units of limited partnership interest (“Preferred Units”), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (Note 10). GGPOP has full value long term incentive plan units and appreciation only long term incentive plan units (collectively “LTIP Units”), which are redeemable for cash or, at our option, shares of GGP common stock (Note 12).

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of June 30, 2015
Tenant leases:
In-place value	$450,625	$(271,229)	$179,396

As of December 31, 2014
Tenant leases:
In-place value	$608,840	$(362,531)	$246,309

The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 14). The below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our Income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization/accretion effect on continuing operations	$(29,007)	$(52,931)	$(77,887)	$(105,020)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2015 Remaining	$54,680
2016	92,460
2017	69,282
2018	44,731
2019	26,427

Revenue Recognition and Related Matters

Minimum rents are recognized on a straight-line basis over the terms of the related operating leases, including the effect of any free rent periods. Minimum rents also include lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as, accretion related to above-market and below-market tenant leases on acquired properties and properties that were recorded at fair value at the Effective Date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Management fees from affiliates	$26,731	$17,717	$45,817	$34,403
Management fee expense	(7,651)	(6,560)	(14,927)	(13,250)
Net management fees from affiliates	$19,080	$11,157	$30,890	$21,153

Impairment

Operating properties

We regularly review our consolidated properties for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant decreases in occupancy percentage, debt maturities and management’s intent with respect to the properties and prevailing market conditions.

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

Although we may market a property for sale, there can be no assurance that the transaction will occur until the sale is finalized. However, GAAP requires us to utilize the Company’s expected holding period of our properties when assessing recoverability. If we cannot recover the carrying value of these properties within the planned holding period, we will estimate the fair values of the assets and record impairment charges for properties when the estimated fair value is less than their carrying value.

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

No provisions for impairment were recognized for the three and six months ended June 30, 2015 and 2014.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and six months ended June 30, 2015 and 2014.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2015 the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have (or will have) a major effect on the company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. Pursuant to its terms, we have adopted this pronouncement effective January 1, 2015. This definition has been applied prospectively and is anticipated to substantially reduce the number of transactions, going forward, that qualify for discontinued operations as compared to historical results. (See Note 4).

Effective January 1, 2016, companies will be required to present debt issuance costs related to a recognized debt liability (excluding revolving credit facility) as a direct deduction from the carrying amount of that debt liability on the balance sheet. The recognition and measurement guidance for debt issuance costs will not be affected. The adoption of this pronouncement will result in the reclassification of unamortized capitalized loan fees from other assets to a direct reduction of the Company’s indebtedness on the consolidated balance sheets.
Effective January 1, 2018, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets, litigation related accruals and disclosures and fair value of debt. Actual results could differ from these and other estimates.

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On April 27, 2015, we sold the office portion of 200 Lafayette in New York, New York for a gross purchase price of approximately $124.5 million. This transaction resulted in a gain on sale of $11.9 million recognized in gain from changes in control of investment properties and other on our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015.

On April 17, 2015, we and our joint venture partners acquired the Crown Building located at 730 Fifth Avenue in New York, New York for a purchase price of $1.78 billion, which was funded with $1.25 billion of secured debt. We have an effective 50% interest in the retail portion of the property. GGP and Jeff Sutton will own, redevelop, lease and manage the retail portion of the property which is $1.30 billion of the purchase price. Vladislav Doronin’s Capital Group and Michael Shvo will own, redevelop, lease and manage the office tower which is $475.0 million of the purchase price. The office tower will be redeveloped into luxury residential condominiums. Our share of the retail property purchase price is $650.0 million, and our share of the equity is $208.5 million. In connection with the acquisition, we provided $204.3 million in loans to our joint venture partners.

On April 1, 2015 we acquired a 50% interest in a joint venture to own 85 Fifth Avenue in New York, New York. The total purchase price was $86.0 million which was funded with $60.0 million of secured debt. GGP’s share of the equity is $14.0 million. In connection with the acquisition, we provided a $7.0 million loan to our joint venture partner.

On March 31, 2015, we acquired a 50% interest in a joint venture with Sears Holdings Corporation that owns anchor pads and in-place leases at 12 stores located at our properties for approximately $165.0 million. We recorded the investment in the joint venture for approximately $164.5 million ($165.0 million net of prorations and acquisition costs) to investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheet as of March 31, 2015. We have also committed to invest $33.3 million in a new REIT formed by Sears Holdings Corporation (Note 18).

We account for the interests in the Crown, 85 Fifth, and Sears joint ventures under the equity method of accounting (Note 6) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights.

On February 27, 2015, we sold a 25% interest in Ala Moana Center in Honolulu, Hawaii for net proceeds of $907.0 million. We received $670.0 million at closing and will receive the remaining proceeds of $237.0 million in late 2016 upon completion of the redevelopment and expansion. Subsequently on April 10, 2015, we sold an additional 12.5% interest in Ala Moana Center for net proceeds of $453.5 million to another joint venture partner. We received $335.0 million at closing and will receive the remaining proceeds of $118.5 million in late 2016 upon completion of the redevelopment and expansion. As a result, our joint venture partners received a combined 37.5% economic interest in the joint venture.

Upon sale of the 25% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $584.4 million gain on change in control of investment properties and other as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the six months ended June 30, 2015, we recognized an additional $12.8 million gain on change of control of investment properties and other using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through June 30, 2015. We will recognize an additional $51.4 million gain on change of control of investment properties and other through substantial completion of construction. In total, we recorded a gain from change in control of investment properties

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and other of $6.0 million and $597.2 million on our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015, respectively, as a result of this transaction.

Upon sale of the 12.5% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $295.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the six months ended June 30, 2015, we recognized an additional $1.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through June 30, 2015. We will recognize an additional $25.6 million gain in Unconsolidated Real Estate Affiliates - gain on investment through substantial completion of construction. In total, we recorded a gain in Unconsolidated Real Estate Affiliates - gain on investment of $297.8 million on our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 as a result of this transaction.

We account for the 62.5% interest in the joint venture that holds Ala Moana Center under the equity method of accounting (Note 6) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights. Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.

The table below summarizes the gain calculation ($ in millions) for the 25% and 12.5% interests sold:

Gain on Sale of Interests in Ala Moana Center	25.0%	12.5%
Total proceeds (net of transaction costs of $6.8 million and $2.5 million, respectively)	$900.2	$451.0
Joint venture partner share of debt	462.5	231.3
Total consideration	1,362.7	682.3
Less: JV partner proportionate share of investment in Ala Moana Center and estimated development costs	(714.1)	(358.9)
Total gain from changes in control of investment properties and other	648.6	—
Total Unconsolidated Real Estate Affiliates - gain on investment	—	323.4
Gain attributable to JV partner proportionate share of investment in Ala Moana Center at closing	584.4	295.9
Gain attributable to post-sale development activities through June 30, 2015	12.8	1.9
Estimated future gain from changes in control of investment properties and other	51.4	—
Estimated future Unconsolidated Real Estate Affiliates - gain on investment	$—	$25.6

NOTE 4        DISCONTINUED OPERATIONS AND GAINS ON DISPOSITIONS OF OPERATING PROPERTIES

In the first quarter of 2015, the Company adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company’s adoption of ASU No. 2014-08 resulted in a change in how the Company would record operating results and gains on sales of real estate. Any future sales would not be reflected within discontinued operations in the Company’s Consolidated Statements of Comprehensive Income.

The Company did not have any dispositions during the six months ended June 30, 2015 that qualified for discontinued operations presentation subsequent to its adoption of ASU No. 2014-08. The following table summarizes the operations of the properties included in discontinued operations for the three and six months ended June 30, 2014.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014

Retail and other revenue	$8,436	$18,489
Retail and other operating expenses	3,659	10,636
Operating income	4,777	7,853
Interest expense, net	(385)	(1,862)
Gains on dispositions	117,461	122,154
Net income from operations	121,853	128,145
Gain on debt extinguishment	—	66,680
Net income from discontinued operations	$121,853	$194,825

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management’s estimates of fair value are presented below for our debt as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Fixed-rate debt	$11,760,966	$12,203,737	$13,606,936	$14,211,247
Variable-rate debt	1,995,446	2,005,375	2,391,353	2,399,547
	$13,756,412	$14,209,112	$15,998,289	$16,610,794

(1) Includes market rate adjustments of $33.1 million and $19.9 million as of June 30, 2015 and December 31, 2014, respectively.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of June 30, 2015 and December 31, 2014. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for all of our Unconsolidated Real Estate Affiliates.

	June 30, 2015	December 31, 2014
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$1,749,919	$1,152,485
Buildings and equipment	13,424,126	10,009,490
Less accumulated depreciation	(2,948,673)	(2,591,347)
Construction in progress	795,733	125,931
Net property and equipment	13,021,105	8,696,559
Investment in unconsolidated joint ventures	436,052	16,462
Net investment in real estate	13,457,157	8,713,021
Cash and cash equivalents	403,883	308,621
Accounts and notes receivable, net	223,182	203,511
Deferred expenses, net	364,387	281,835
Prepaid expenses and other assets	606,857	594,257
Total assets	$15,055,466	$10,101,245

Liabilities and Owners’ Equity:	\
Mortgages, notes and loans payable	$10,715,342	$7,945,828
Accounts payable, accrued expenses and other liabilities	618,319	418,995
Cumulative effect of foreign currency translation (“CFCT”)	(47,062)	(35,238)
Owners’ equity, excluding CFCT	3,768,867	1,771,660
Total liabilities and owners’ equity	$15,055,466	$10,101,245

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$3,721,805	$1,736,422
Less: joint venture partners’ equity	(1,732,801)	(861,515)
Plus: excess investment/basis differences	1,462,604	1,694,257
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,451,608	$2,569,164

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$3,488,329	$2,604,762
Liability - Investment in Unconsolidated Real Estate Affiliates	(36,721)	(35,598)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,451,608	$2,569,164

(1) The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include Ala Moana Center as of June 30, 2015 as the property was contributed into a joint venture during the first quarter of 2015.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$259,243	$212,018	$483,202	$397,118
Tenant recoveries	110,654	87,246	208,679	174,592
Overage rents	5,517	4,244	11,668	9,098
Other	12,526	7,340	25,055	19,076
Total revenues	387,940	310,848	728,604	599,884

Expenses:
Real estate taxes	35,536	26,956	62,416	54,592
Property maintenance costs	10,348	8,210	23,003	19,803
Marketing	3,974	3,223	7,954	6,790
Other property operating costs	50,989	40,819	98,558	82,715
Provision for doubtful accounts	927	227	4,264	1,043
Property management and other costs (2)	15,641	13,955	30,894	28,122
General and administrative	12,407	5,326	13,521	5,810
Depreciation and amortization	99,991	76,901	193,913	152,527
Total expenses	229,813	175,617	434,523	351,402
Operating income	158,127	135,231	294,081	248,482

Interest income	1,609	1,301	3,563	2,848
Interest expense	(108,688)	(73,325)	(200,985)	(146,010)
Provision for income taxes	(159)	(91)	(364)	(279)
Equity in loss of unconsolidated joint ventures	(302)	—	(482)	—
Income from continuing operations	50,587	63,116	95,813	105,041
Net income from disposed investment	—	454	—	778
Allocation to noncontrolling interests	(8)	(13)	(17)	(17)
Net income attributable to the ventures	$50,579	$63,557	$95,796	$105,802

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$50,579	$63,557	$95,796	$105,802
Joint venture partners’ share of income	(24,321)	(34,011)	(46,564)	(58,224)
Amortization of capital or basis differences	(12,980)	(10,226)	(24,702)	(21,101)
Equity in income of Unconsolidated Real Estate Affiliates	$13,278	$19,320	$24,530	$26,477

(1) The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Ala Moana Center subsequent to the formation of the joint venture on February 27, 2015.
(2) Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 27 domestic joint ventures, comprising 42 U.S. retail properties and two strip/other retail centers, and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

On January 29, 2015, we sold our interest in a joint venture that owns Trails Village, which resulted in our recognition of a gain of $12.0 million. The $12.0 million is recognized within Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income.

On April 10, 2015, we sold a 12.5% interest in Ala Moana Center, which resulted in our recognition of a gain of $297.8 million (Note 3). The $297.8 million is recognized within Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

To the extent that the Company contributes assets to a joint venture accounted for using the equity method, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. The Company will recognize gains and losses on the contribution of its real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the buyer is independent of the Company, the collection of the sales price is reasonably assured, and the Company will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.5 billion as of June 30, 2015 and $3.9 billion as of December 31, 2014, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $88.6 million at one property as of June 30, 2015, and $89.3 million as of December 31, 2014. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of June 30, 2015, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 7        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	June 30, 2015 (1)	Weighted-Average Interest Rate (2)	December 31, 2014 (3)	Weighted-Average Interest Rate (2)

Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$11,757,565	4.45%	$13,600,337	4.52%
Corporate and other unsecured loans	3,401	4.41%	6,599	4.41%
Total fixed-rate debt	11,760,966	4.45%	13,606,936	4.52%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,995,446	2.00%	2,291,353	2.00%
Revolving credit facility	—	—	100,000	1.73%
Total variable-rate debt	1,995,446	2.00%	2,391,353	1.99%

Total Mortgages, notes and loans payable	$13,756,412	4.09%	$15,998,289	4.14%

Junior subordinated notes	$206,200	1.73%	$206,200	1.68%

(1) Includes $33.1 million of market rate adjustments, net.
(2) Represents the weighted-average interest rates on our contractual principal balances.
(3) Includes $19.9 million of market rate adjustments, net.
(4) $100.0 million of the fixed-rate balance and $1.4 billion of the variable-rate balance is cross-collateralized.

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2015, $17.9 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.5 billion of debt, are cross-collateralized with other properties. Although a majority of the $13.8 billion of fixed and variable

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

rate collateralized mortgages, notes and loans payable are non-recourse, $1.7 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the six months ended June 30, 2015, we refinanced consolidated mortgage notes totaling $570.0 million at two properties and generated net proceeds of $200.0 million. The prior loans totaling $370.0 million had a weighted-average term-to-maturity of 1.6 years, and a weighted-average interest rate of 5.8%. The new loans have a weighted-average term-to-maturity of 11.2 years, and a weighted-average interest rate of 3.7%. In addition, we paid down $594.3 million of consolidated mortgage notes at five properties. The prior loans had a weighted-average term-to-maturity of 1.5 years, and a weighted-average interest rate of 5.3%.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	June 30, 2015 (2)	Weighted-Average Interest Rate	December 31, 2014 (2)	Weighted-Average Interest Rate
Unsecured debt:
HHC Note (1)	$3,404	4.41%	$6,735	4.41%
Revolving credit facility	—	—	100,000	1.73%
Total unsecured debt	$3,404	4.41%	$106,735	1.90%

(1) Matures in December 2015.
(2) Excludes minimal market rate discounts that decrease the total amount that appears outstanding in our Consolidated Balance Sheets. The market rate discount amortizes as an addition to interest expense over the life of the loan.

Our revolving credit facility (the “Facility”) as amended on October 23, 2013, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2018 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 132.5 to 195 basis points, which is determined by the Company’s leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of June 30, 2015. No amounts are outstanding on the Facility, as of June 30, 2015.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior subordinated notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior subordinated notes. The Junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $49.7 million as of June 30, 2015 and $49.1 million as of December 31, 2014. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2015.

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

We believe that it is reasonably possible that all of our currently remaining unrecognized tax benefits may be recognized by the end of 2015 upon the expiration of the statute of limitations.

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

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2014	85,668,428	9.28	9.06
July 15, 2014	86,215,500	9.22	9.01
October 15, 2014	86,806,928	9.16	8.94
December 15, 2014	87,353,999	9.10	8.89
April 15, 2015	87,856,714	9.05	8.84

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 68,000,000 shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of June 30, 2015, the Warrants are exercisable into approximately 57 million common shares of the Company, at a weighted-average exercise price of approximately $9.00 per share. Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

NOTE 10    EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to GGPOP Common, Preferred and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Distributions to preferred GGPOP units	$(2,232)	$(2,232)	$(4,464)	$(4,464)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(2,283)	(973)	(5,722)	(1,637)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(887)	—	(1,793)	—
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(511)	(160)	(953)	(1,116)
Allocation to noncontrolling interests	(5,913)	(3,365)	(12,932)	(7,217)
Other comprehensive (income) loss allocated to noncontrolling interests	(22)	163	207	148
Comprehensive income allocated to noncontrolling interests	$(5,935)	$(3,202)	$(12,725)	$(7,069)

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common Units as of June 30, 2015, the aggregate amount of cash we would have paid would have been $153.3 million.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

GGPOP issued Preferred Units that are convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of June 30, 2015	Converted Basis to Common Units Outstanding as of June 30, 2015	Conversion Price	Redemption Value (1)
Series B	3.00000	1,268,957	3,806,871	$16.66670	101,569
Series D	1.50821	532,750	803,498	33.15188	26,637
Series E	1.29836	502,658	652,631	38.51000	25,133
					$153,339

(1) The conversion price of Series B preferred units is lower than the GGP June 30, 2015 closing common stock price of $25.66; therefore, the June 30, 2015 common stock price of $25.66, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the six months ended June 30, 2015, and 2014.

Balance at January 1, 2014	$228,902
Net income	1,637
Distributions	(1,450)
Other comprehensive loss	(148)
Fair value adjustment for noncontrolling interests in Operating Partnership	30,762
Balance at June 30, 2014	$259,703

Balance at January 1, 2015	$299,296
Net income	5,722
Distributions	(2,222)
Redemption of GGPOP units	(713)
Other comprehensive loss	(207)
Fair value adjustment for noncontrolling interests in Operating Partnership	(25,509)
Balance at June 30, 2015	$276,367

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
May 21	July 15	July 31, 2015	$0.17
February 19	April 15	April 30, 2015	0.17
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our Dividend Reinvestment Plan (“DRIP”) provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 8,876 shares were issued during the six months ended June 30, 2015 and 11,790 shares were issued during the six months ended June 30, 2014.

Common Stock Purchase

In June 2015, we entered into transactions to purchase 650,000 shares of our common stock on multiple exchanges through the open market at a weighted average price of $26.00 per share (Note 18). These shares are presented as Common stock in treasury on our Consolidated Balance Sheets as of June 30, 2015.

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

Our Board of Directors declared preferred stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
May 21	June 15	July 1, 2015	$0.3984
February 19	March 16	April 1, 2015	0.3984
2014
November 14	December 15	January 2, 2015	$0.3984
August 12	September 15	October 1, 2014	0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerators - Basic and Diluted:
Income from continuing operations	$427,853	$55,236	$1,069,601	$114,152
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Allocation to noncontrolling interests	(5,913)	(2,687)	(12,932)	(6,175)
Income from continuing operations - attributable to common stockholders	417,956	48,565	1,048,701	100,009

Discontinued operations	—	121,853	—	194,825
Allocation to noncontrolling interests	—	(678)	—	(1,042)
Discontinued operations - net of noncontrolling interests	—	121,175	—	193,783

Net income	427,853	177,089	1,069,601	308,977
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Allocation to noncontrolling interests	(5,913)	(3,365)	(12,932)	(7,217)
Net income attributable to common stockholders	$417,956	$169,740	$1,048,701	$293,792

Denominators:
Weighted-average number of common shares outstanding - basic	886,218	883,763	885,842	889,975
Effect of dilutive securities	66,371	56,962	67,644	54,408
Weighted-average number of common shares outstanding - diluted	952,589	940,725	953,486	944,383

Anti-dilutive Securities:
Effect of Preferred Units	5,472	5,506	5,472	5,506
Effect of Common Units	4,795	4,834	4,797	4,834
Effect of LTIP Common Units	1,732	—	1,495	—
Weighted-average number of anti-dilutive securities	11,999	10,340	11,764	10,340

For the three and six months ended June 30, 2015 and 2014, dilutive options and dilutive shares related to the Warrants are included in the denominator of EPS.

Outstanding Common Units and LTIP Common Units have been excluded from the diluted EPS calculation for all periods presented because including such units would also require that the share of GGPOP income attributable to such units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Unit dividend be added back to the net income, resulting in them being anti-dilutive.

GGP owned 56,619,390 and 55,969,390 shares of treasury stock as of June 30, 2015 and June 30, 2014 respectively. These shares are presented as Common stock in treasury, at cost, on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

Compensation expense related to stock-based compensation plans for the three and six months ended June 30, 2015, and 2014 is summarized in the following table in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options - Property management and other costs	$1,803	$1,792	$3,692	$3,997
Stock options - General and administrative	2,746	3,574	5,540	8,270
Restricted stock - Property management and other costs	769	446	1,542	867
Restricted stock - General and administrative	163	279	311	555
LTIP Units - Property management and other costs	221	—	605	—
LTIP Units - General and administrative	2,512	—	4,978	—
Total	$8,214	$6,091	$16,668	$13,689

The following tables summarize stock option and LTIP Unit activity for the Equity Plan for GGP for the six months ended June 30, 2015, and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	19,744,224	$17.36	21,565,281	$17.28
Granted	267,253	29.15	50,000	22.41
Exercised	(1,046,515)	16.84	(83,724)	15.78
Forfeited	(223,195)	19.98	(244,346)	19.06
Expired	(3,332)	19.24	(8,102)	14.39
Stock options Outstanding at June 30,	18,738,435	$17.52	21,279,109	$17.28

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
LTIP Units Outstanding at January 1,	—	$—	—	$—
Granted	1,758,396	29.33	—	—
Exercised	—	—	—	—
Forfeited	(8,846)	29.15	—	—
Expired	—	—	—	—
LTIP Units Outstanding at June 30,	1,749,550	$29.33	—	$—

There was no significant restricted stock activity for the six months ended June 30, 2015 and 2014.

NOTE 13    ACCOUNTS AND NOTES RECEIVABLE, NET

The following table summarizes the significant components of Accounts and notes receivable, net.

	June 30, 2015	December 31, 2014
Trade receivables	$96,675	$124,698
Notes receivable	511,695	320,881
Straight-line rent receivable	226,491	230,172
Other accounts receivable	3,590	3,638
Total accounts and notes receivable	838,451	679,389
Provision for doubtful accounts	(14,747)	(15,621)
Total accounts and notes receivable, net	$823,704	$663,768

Notes receivable includes $204.3 million of notes receivables from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York (Note 3). The first note was issued for $104.3 million, bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at LIBOR plus 13.2% subject to terms and conditions in the loan agreement and matures on April 17, 2025.

Also included in notes receivable is $96.7 million and $44.1 million due from our joint venture partner related to the acquisition of the properties at 685 Fifth Avenue and 530 Fifth Avenue in New York, New York. The notes receivable bear interest at 7.5% and 9% respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan balance The notes are collateralized by our partner's ownership interest in the joint ventures. The loans mature on June 27, 2024 and June 18, 2024, respectively.

Included in notes receivable is a $114.3 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. (“Rique”) in conjunction with our sale of Aliansce Shopping Centers, S.A. (“Aliansce”) to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the term. On May 28, 2015, we agreed to extend the term of the note receivable issued to Rique by five years through September 30, 2023. This extension did not change the effective interest rate. We recognize the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of Prepaid expenses and other assets.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015			December 31, 2014
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$692,940	$(411,954)	$280,986	$870,103	$(498,016)	$372,087
Below-market ground leases, net	119,545	(9,714)	109,831	119,866	(8,906)	110,960
Real estate tax stabilization agreement, net	111,506	(29,302)	82,204	111,506	(26,146)	85,360
Total intangible assets	$923,991	$(450,970)	$473,021	$1,101,475	$(533,068)	$568,407

Remaining prepaid expenses and other assets:
Security and escrow deposits			81,511			93,676
Prepaid expenses			43,293			76,306
Other non-tenant receivables (1)			282,200			28,712
Deferred tax, net of valuation allowances			7,123			4,220
Other			27,779			42,456
Total remaining prepaid expenses and other assets			441,906			245,370
Total prepaid expenses and other assets			$914,927			$813,777

(1) Includes receivable due from our joint venture partners due upon completion of the redevelopment at Ala Moana.

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of Accounts payable and accrued expenses.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015			December 31, 2014
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	392,522	(203,589)	$188,933	502,919	(259,390)	$243,529
Above-market headquarters office leases, net	15,268	(7,736)	$7,532	15,268	(6,867)	$8,401
Above-market ground leases, net	9,127	(1,706)	$7,421	9,127	(1,522)	$7,605
Total intangible liabilities	$416,917	$(213,031)	$203,886	$527,314	$(267,779)	$259,535

Remaining Accounts payable and accrued expenses:
Accrued interest			45,945			54,332
Accounts payable and accrued expenses			68,304			82,292
Accrued real estate taxes			81,709			85,910
Deferred gains/income			106,061			114,968
Accrued payroll and other employee liabilities			37,303			55,059
Construction payable			94,429			198,471
Tenant and other deposits			11,966			21,423
Insurance reserve liability			16,707			16,509
Capital lease obligations			11,727			12,066
Conditional asset retirement obligation liability			9,200			10,135
Uncertain tax position liability			5,252			6,663
Other			27,056			17,534
Total remaining Accounts payable and accrued expenses			515,659			675,362
Total Accounts payable and accrued expenses			$719,545			$934,897

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

NOTE 17    COMMITMENTS AND CONTINGENCIES

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have been straight-lined over the term of the lease, to the extent applicable. The following is a summary of our contractual rental expense as presented in our Consolidated Statements of Comprehensive Income:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,032	$3,193	$4,332	$6,452
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,444	2,039	3,141	4,142

NOTE 18    SUBSEQUENT EVENTS

As of June 30, 2015, we entered into transactions to purchase 650,000 shares of our common stock for a net settlement of $16.9 million. This is shown as treasury stock on the Consolidated Balance Sheet as of June 30, 2015. Subsequent to June 30, 2015, these shares were canceled and removed from treasury stock.

On July 7, 2015, we purchased 1,125,760 shares of Seritage Growth Properties common stock at $29.58 per share for a total of $33.3 million as part of the spinoff of Sears Holdings Corporation.

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A malls (defined by sales per square foot) and urban retail properties. Our properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of such activity predominantly located in the United States. As of June 30, 2015, we own, either entirely or with joint venture partners, 131 retail properties located throughout the United States comprising approximately 127 million square feet of gross leasable area ("GLA").

We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

We seek to increase long-term Company NOI and Company EBITDA (as defined below) growth through proactive management and leasing of our properties. We believe that the most significant operating factor affecting incremental cash flow, Company NOI and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:

•	contractual fixed rental increases;

•	positive re-leasing spreads on a suite-to-suite basis;

•	income from redevelopment projects;

•	opportunistic acquisition of high quality retail properties; and

•	managing operating expenses.

As of June 30, 2015, the level of long-term, or “permanent” occupancy, was 90.2%. Since June 30, 2014, we have seen an increase in rents between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2015 exhibited initial rents that were 10.40% higher than the final rents paid on expiring leases.

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

Financial Overview

Our Company NOI (as defined below) increased 3.7% from $1,049.2 million for the six months ended June 30, 2014 to $1,088.3 million for the six months ended June 30, 2015. Our Company FFO (as defined below) increased 6.4% from $590.0 million for the six months ended June 30, 2014 to $627.9 million for the six months ended June 30, 2015. Net income attributable to General Growth Properties, Inc. increased from $301.8 million for the six months ended June 30, 2014 to $1,056.7 million for the six months ended June 30, 2015.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to General Growth Properties, Inc.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	June 30, 2015 (1)	June 30, 2014 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$65.09	$67.93	(4.18)%
Unconsolidated Properties	89.00	79.94	11.33%
Total	$72.75	$71.43	1.85%

Percentage Leased
Consolidated Properties	95.6%	96.2%	(60) bps
Unconsolidated Properties	96.7%	97.0%	(30) bps
Total	96.0%	96.5%	(50) bps

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$12,144	$12,746	(4.72)%
Unconsolidated Properties	8,363	7,078	18.15%
Total	$20,506	$19,824	3.45%

Tenant Sales per square foot (3)
Consolidated Properties	$512	$517	(0.97)%
Unconsolidated Properties	774	696	11.21%
Total	$595	$563	5.68%

(1) Metrics exclude one asset that is being de-leased in preparation for redevelopment, assets acquired after January 1, 2014 and other assets.
(2) Rent is presented on a cash basis and consists of base minimum rent and common area costs.
(3) Tenant Sales (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales for tenants occupying less than 10,000 square feet is presented as sales per square foot in dollars on a trailing 12-month basis.

Lease Spread Metrics

The following table summarizes signed leases that are scheduled to commence in the respective period compared to expiring rent for the prior tenant in the same suite where the downtime between new and previous tenant was less than 24 months and the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet.

	# of Leases	SF	Term (in years)	Initial Rent PSF [1]	Expiring Rent PSF [2]	Initial Rent Spread	% Change
Trailing 12 Commencements	1,616	4,756,024	6.70	62.3	$56.42	$5.88	10.40%

(1) Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended June 30, 2015 and 2014

The following table is a breakout of the components of minimum rents:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$358,936	$390,065	$(31,129)	(8.0)%
Lease termination income	1,912	2,993	(1,081)	(36.1)
Straight-line rent	9,302	13,381	(4,079)	(30.5)
Above and below-market tenant leases, net	(8,594)	(21,428)	12,834	(59.9)
Total Minimum rents	$361,556	$385,011	$(23,455)	(6.1)%

Base minimum rents decreased $31.1 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $34.7 million less base minimum rents in the second quarter of 2015 compared to the second quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Tenant recoveries decreased $17.0 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $17.5 million less in tenant recoveries in the second quarter of 2015 compared to the second quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Overage rents decreased $1.9 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $1.8 million less in overage rents in the second quarter of 2015 compared to the second quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Management fees and other corporate revenues increased $9.0 million primarily due to a $6.0 million fee related to the residential condominium joint venture at Ala Moana, $1.3 million in management fees related to the new Ala Moana Center and Bayside Marketplace joint ventures, and $1.3 million in financing fees earned at the Crown Building located at 730 Fifth Avenue in the second quarter of 2015.

Other property operating costs decreased $9.5 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $8.6 million less in other property operating costs in the second quarter of 2015 compared to the second quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

General and administrative expense decreased $15.9 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the $17.9 million loss from the settlement of litigation in the second quarter of 2014.

Depreciation and amortization expense decreased $22.4 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $16.2 million less in depreciation and amortization expense in the second quarter of 2015 compared to the second quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Interest and dividend income increased $8.0 million primarily due to $8.0 million of interest income from the notes receivable from our joint venture partners related to the acquisition of properties in New York, New York.

Interest expense decreased $32.4 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $12.8 million less in interest expense in the second quarter of 2015 compared to the second quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, there was a $7.1 million decrease in contractual interest related to mortgage notes that were paid down during the first quarter of 2015, a $4.0 million decrease related to the write off of market rate adjustments on debt that was paid down or refinanced during the period and a corporate loan secured by fourteen properties decreased by $3.0 million due to a 2014 amendment that reduced the interest rate.

The gain on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 13).

The gain from changes in control of investment properties and other of $17.8 million in the second quarter of 2015 is primarily due to our sale of the office portion of 200 Lafayette and our sale of an interest in Ala Moana Center (Note 3).

Equity in income of Unconsolidated Real Estate Affiliates decreased $6.0 million primarily due to a $3.8 million increase in interest expense on the 730 Fifth Avenue joint venture which closed in the second quarter of 2015 (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment is related to the $297.8 million gain on the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3).

Six months ended June 30, 2015 and 2014

The following table is a breakout of the components of minimum rents:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$739,721	$781,325	$(41,604)	(5.3)%
Lease termination income	10,448	7,191	3,257	45.3
Straight-line rent	15,389	24,675	(9,286)	(37.6)
Above and below-market tenant leases, net	(29,889)	(38,928)	9,039	(23.2)
Total Minimum rents	$735,669	$774,263	$(38,594)	(5.0)%

Base minimum rents decreased $41.6 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $48.8 million less base minimum rents in the first six months of 2015 compared to the first six months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Tenant recoveries decreased $21.0 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $25.1 million less in tenant recoveries in the first six months of 2015 compared to the first six months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Overage rents decreased $2.9 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $3.2 million less in overage rents in the first six months of 2015 compared to the first six months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Management fees and other corporate revenues increased $11.4 million primarily due to a $6.0 million fee related to the residential condominium joint venture at Ala Moana, $2.0 million in management fees related to the new Ala Moana Center and Bayside Marketplace joint ventures, and $1.3 million in financing fees earned at the Crown Building located at 730 Fifth Avenue in the first six months of 2015.

Other revenue decreased $9.6 million primarily due to non-recurring land condemnation revenues of $10.0 million received in the first quarter of 2014.

Other property operating costs decreased $18.8 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $14.4 million less in other property operating costs in the first six months of 2015 compared to the first six months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

General and administrative expense decreased $15.1 million in the first six months of 2015 compared to the first six months of 2014 primarily due to the $17.9 million loss from the settlement of litigation in the second quarter of 2014.

Depreciation and amortization expense decreased $17.9 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $23.7 million less in depreciation and amortization expense in the first six months of 2015 compared to the first six months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Interest and dividend income increased $10.4 million primarily due to $11.3 million of interest income from the notes receivable from our joint venture partners related to the acquisition of properties in New York, New York.

Interest expense decreased $38.8 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $16.1 million less in interest expense in the first six months of 2015 compared to the first six months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, there was a $9.8 million decrease in contractual interest related to mortgage notes that were paid down during the first quarter of 2015 and a corporate loan secured by fourteen properties decreased by $6.2 million due to a 2014 amendment that reduced the interest rate.

The gain (loss) on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 13).

The gain from changes in control of investment properties and other of $609.0 million in 2015 is primarily due to our sale of an interest in Ala Moana Center which caused the property to go from consolidated to unconsolidated. Also, the gain on the sale of the office portion of 200 Lafayette is included in the amount (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment is related to the $297.8 million gain on the sale of an additional 12.5% interest in Ala Moana Center (Note 3) and the $12.0 million gain on the sale of our interest in a joint venture in the first quarter of 2015 (Note 6).

Liquidity and Capital Resources

Our primary source of liquidity is from the ownership and management of our properties. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances and dividends.

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $175.4 million of consolidated unrestricted cash and $1.1 billion of available credit under our credit facility as of June 30, 2015, as well as anticipated cash provided by operations.

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

During the six months ended June 30, 2015, we executed the following refinancing and capital transactions (at our proportionate share):

•
completed $660.0 million in secured financings, lowering the interest rate 230 basis points from 6.0% to 3.7%, lengthening the term-to-maturity from 1.4 years to 10.8 years, and generating net proceeds of $208.3 million; and

•	paid down $594.3 million of consolidated mortgage notes with a weighted-average term-to-maturity of 1.5 years, and a weighted-average interest rate of 5.3%.

As of June 30, 2015, we had $1.5 billion of debt pre-payable without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As a result of our financing efforts in 2015, we have reduced the amount of debt due in the next three years from $2.0 billion to $0.9 billion, representing 5.0% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $2.8 billion or approximately 15% of our total debt at maturity.

As of June 30, 2015, our proportionate share of total debt aggregated $19.3 billion. Our total debt includes our consolidated debt of $13.8 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.5 billion. Of our proportionate share of total debt, $1.9 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The following table illustrates the scheduled payments for our proportionate share of total debt as of June 30, 2015. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 7). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2019.

	Consolidated(1)	Unconsolidated(1)
	(Dollars in thousands)
2015	$165,518	$9,549
2016	380,314	26,592
2017	536,566	199,158
2018	1,835,788	236,513
2019	1,030,062	1,158,002
Subsequent	9,817,377	3,912,525
	$13,765,625	$5,542,339

(1) Excludes $32.5 million of adjustments related to debt market rate adjustment.

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

On April 10, 2015, we closed on the sale of a 12.5% equity interest in Ala Moana Center to another joint venture partner. The transaction generated approximately $453.5 million of net proceeds, of which we received approximately $335 million of net proceeds at closing. The remaining net proceeds of approximately $118.5 million will be paid in late 2016 upon completion of the redevelopment and expansion.

We will account for the 62.5% interest in the joint venture that holds Ala Moana Center under the equity method of accounting because we share control over major decisions with the joint venture partners, which resulted from the partners obtaining substantive participating rights. Prior to the closing on February 27, 2015, Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.

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

On April 1, 2015 we acquired a 50% interest in a joint venture to own 85 Fifth Avenue in New York, New York. The total purchase price was $86 million which was funded with $60 million of secured debt. GGP’s share of the equity is $14.0 million. In connection with the acquisition, we provided a $7.0 million loan to our joint venture partner.

On April 17, 2015, we and our joint venture partners acquired the Crown Building located at 730 Fifth Avenue in New York, New York for a gross purchase price of $1.8 billion, which was funded with $1.25 billion of secured debt. We have an effective 50% interest in the retail portion of the property. GGP and Jeff Sutton will own, redevelop, lease and manage the retail portion of the property which is $1.3 billion of the purchase price. Vladislav Doronin’s Capital Group and Michael Shvo will own, redevelop, lease and manage the office tower which is $475.0 million of the purchase price. The office tower will be redeveloped into luxury residential condominiums.Our share of the retail property is $650.0 million, and our share of the equity is $208.5 million. In connection with the acquisition, we provided $204.3 million in loans to our joint venture partners.

We account for the interests in the Crown, 85 Fifth, and Sears joint ventures under the equity method of accounting (Note 6) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights.

Warrants and Brookfield Investor Ownership

Brookfield owns or manages on behalf of third parties all of the Company’s outstanding Warrants (Note 9) which are exercisable into approximately 57 million common shares (assuming net share settlement) of the Company at a weighted-average exercise price of $9.00 per share. The exercise price and common shares issuable under the Warrants adjusts for future dividends declared by the Company.

As of February 4, 2015, Brookfield’s potential ownership of the Company (assuming full share settlement of the Warrants) was 39.8%, which is stated in their Form 13D filed on the same date. If Brookfield held or managed this same ownership through the maturity date of the Warrants, assuming: (a) GGP’s common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 38.7% under net share settlement, and 40.1% under full share settlement.

Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties primarily to improve the productivity and value of the property, convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.

We have identified approximately $2.1 billion of income producing redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We plan to fund these redevelopments with available cash flow, construction financing, and proceeds from debt refinancings. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. We currently expect to achieve returns that average 9-11% for all projects (cash on cost, first year stabilized). Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	Ownership %	GGP’s Total Projected Share of Cost	GGP’s Investment to Date [1]	Expected Return on Investment [2]	Expected Project Opening
Major Development Summary (in millions, at share unless otherwise noted)

Open
	Total Open Projects	Various	$442.0	$421.7	12%

Under Construction

Mayfair Mall [3] Wauwatosa, WI	Nordstrom	100%	72.3	45.2	6-8%	Q4 2015

Ridgedale Center [3] Minnetonka, MN	Nordstrom, Macy's Expansion, New Inline GLA and renovation	100%	106.2	76.7	8-9%	Q4 2015

Southwest Plaza Littleton, CO	Redevelopment	100%	72.6	46.1	9-10%	Q4 2015

Ala Moana Center [4] Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court	62.5%	358.3	280.0	9-10%	Q4 2015

Baybrook Mall Friendswood, TX	Expansion	53%	90.5	45.9	9-10%	Q4 2015

Other Projects Various Malls	Redevelopment projects at various malls	N/A	344.6	99.0	8-9%	Various

	Total Projects Under Construction		$1,044.5	$592.9	8-10%

Projects in Pipeline

Staten Island Mall Staten Island, NY	Expansion	100%	180.0	6.0	8-9%	TBD

New Mall Development Norwalk, CT	Ground up mall development	100%	285.0	39.4	8-10%	TBD

Ala Moana Center [4] Honolulu, HI	Nordstrom box repositioning	62.5%	53.1	6.3	9-10%	TBD

Other Projects Various Malls	Redevelopment projects at various malls	N/A	139.2	3.3	8-9%	TBD

	Total Projects in Pipeline		$657.3	$55.0	8-10%

	Total Development Summary [5]		$2,143.8	$1,069.6	9-11%

(1) Projected costs and investments to date exclude capitalized interest and internal overhead.
(2) Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions. Actual costs may vary.
(3) Project ROI includes income related to uplift on existing space.
(4) The Ala Moana estimated project costs are $573 million and $85 million at 100%, consistent with prior quarters. The at share amounts are adjusted to reflect GGP's 62.5% share.
(5)These totals exclude purchase price and any future redevelopment related to the Sears anchor boxes acquired in March 2015.

Our investment in these projects for the three and six months ended June 30, 2015 has increased from December 31, 2014, in conjunction with the applicable development plan and as projects near completion. The continued progression of the redevelopment projects at Ala Moana Center and Baybrook Mall resulted in increases to GGP’s investment to date.

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

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Capital expenditures (1)	$75,832	$68,818
Tenant allowances (2)	76,411	61,584
Capitalized interest and capitalized overhead	34,191	31,112
Total	$186,434	$161,514

(1) Reflects only non-tenant operating capital expenditures.
(2) Tenant allowances paid on 1.7 million square feet.

The increase in Capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
May 21	July 15	July 31, 2015	$0.17
February 19	April 15	April 30, 2015	0.17
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
May 21	June 15	July 1, 2015	$0.3984
February 19	March 16	April 1, 2015	0.3984
2014
November 14	December 15	January 2, 2015	$0.3984
August 12	September 15	October 1, 2014	0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $485.5 million for the six months ended June 30, 2015 and $544.3 million for the six months ended June 30, 2014. Significant changes in the components of net cash provided by operating activities include:

•	in 2015, a decrease in cash inflows from certain properties contributed to joint ventures; and

•	in 2014, a decrease in interest costs primarily as a result of the redemption of unsecured corporate bonds.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $192.5 million for the six months ended June 30, 2015 and ($348.0) million for the six months ended June 30, 2014. Significant components of net cash used in investing activities include:

•	in 2015, development of real estate and property improvements, ($335.8) million;

•	in 2015, proceeds from the sale of real estate, $1,055.9 million;

•	in 2015, acquisition of real estate, ($341.4) million; and

•	in 2014, development of real estate and property improvements, ($272.7) million.

Cash Flows from Financing Activities

Net cash used in financing activities was $875.0 million for the six months ended June 30, 2015 and $531.5 million for the six months ended June 30, 2014. Significant components of net cash used in financing activities include:

•	in 2015, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, of $832.4 million net of principal payments of ($1,369.2) million;

•	in 2015, cash distributions paid to common stockholders of ($301.0) million;

•	in 2014, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments of $303.1 million;

•	in 2014, the acquisition of 27.6 million shares of our common stock, ($555.8) million; and

•	in 2014, cash distributions paid to common stockholders of ($260.1) million.

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

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 for a discussion of the revised definition of discontinued operations and a recently-issued revenue recognition pronouncement. We have elected to adopt the revised definition of discontinued operations prospectively on January 1, 2015, pursuant to the pronouncement’s terms. On July 9, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective beginning with the first quarter 2018. We are currently evaluating its impact on our consolidated financial statements.

Non-GAAP Supplemental Financial Measures and Definitions

Net Operating Income (“NOI”) and Company NOI

The Company defines NOI as income from property operations after operating expenses have been deducted, but prior to deducting financing, administrative and income tax expenses.  NOI excludes reductions in ownership as a result of sales or other transactions and has been reflected on a proportionate basis (at the Company’s ownership share).  Other REITs may use different methodologies for calculating NOI, and accordingly, the Company’s NOI may not be comparable to other REITs.  The Company considers NOI a helpful supplemental measure of its operating performance because it is a direct measure of the actual results of our properties.  Because NOI excludes reductions in ownership as a result of sales or other transactions, general and administrative expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, provision for income taxes, discontinued operations, preferred stock dividends, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.

The Company also considers Company NOI to be a helpful supplemental measure of its operating performance because it excludes from NOI certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. However, due to the exclusions noted, Company NOI should only be used as an alternative measure of the Company’s financial performance.  We present Company NOI and Company FFO (as defined below); as we believe certain investors and other users of our financial information use these measures of the Company’s historical operating performance.

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

Funds From Operations (“FFO”) and Company FFO

The Company determines FFO based upon the definition set forth by National Association of Real Estate Investment Trusts (“NAREIT”).  The Company determines FFO to be its share of consolidated net income (loss) computed in accordance with GAAP, excluding real estate related depreciation and amortization, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon the Company’s economic ownership interest, and all determined on a consistent basis in accordance with GAAP.  As with the Company’s presentation of NOI, FFO has been reflected on a proportionate basis.

The Company considers FFO a helpful supplemental measure of the operating performance for equity REITs and a complement to GAAP measures because it is a recognized measure of performance by the real estate industry. FFO facilitates an understanding of the operating performance of the Company’s properties between periods because it does not give effect to real estate depreciation and amortization since these amounts are computed to allocate the cost of a property over its useful life.  Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, the Company believes that FFO provides investors with a clearer view of the Company’s operating performance.
As with the Company’s presentation of Company NOI, the Company also considers Company FFO to be a helpful supplemental measure of the operating performance for equity REITs because it excludes from FFO certain items that are non-cash and certain non-comparable items such as Company NOI adjustments, and FFO items such as mark-to-market adjustments on debt and gains on the extinguishment of debt, and interest expense on debt repaid or settled all which are a result of the Company’s acquisition accounting and other capital contribution or restructuring events.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI and FFO as they are financial measures widely used in the REIT industry.  In order to provide a better understanding of the relationship between the Company’s non-GAAP financial measures of NOI, Company NOI, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of GAAP operating income to NOI and Company NOI and a reconciliation of net loss attributable to GGP to FFO and Company FFO.  None of the Company’s non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to GGP and none are necessarily indicative of cash available to fund cash needs.  In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company’s ownership share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments for the Company as a whole.

The following table reconciles Company NOI to GAAP Operating Income (dollars in thousands) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Company NOI	$548,213	$526,887	$1,088,312	$1,049,225
Adjustments for minimum rents, real estate taxes and other property operating costs	(5,926)	(7,206)	(25,980)	(25,531)
Proportionate NOI	542,287	519,681	1,062,332	1,023,694
Unconsolidated Properties	(141,320)	(110,216)	(261,795)	(204,006)
NOI of Sold Interests	898	17,494	11,831	37,716
Noncontrolling interest in NOI of Consolidated Properties	4,490	5,176	8,901	8,977
Consolidated Properties	406,355	432,135	821,269	866,381
Management fees and other corporate revenues	26,731	17,717	45,817	34,403
Property management and other costs	(40,369)	(40,013)	(83,162)	(84,963)
General and administrative	(12,322)	(28,232)	(24,769)	(39,831)
Depreciation and amortization	(152,849)	(175,213)	(328,797)	(346,690)
Gain (loss) on sales of investment properties	9	(44)	10	(45)
Operating Income	$227,555	$206,350	$430,368	$429,255

The following table reconciles Company EBITDA to GAAP Net income attributable to GGP for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Company EBITDA	$508,481	$484,957	$1,004,611	$960,481
Adjustments for minimum rents, real estate taxes, other property operating costs, and general and administrative	(5,926)	(25,060)	(25,980)	(43,385)
Proportionate EBITDA	502,555	459,897	978,631	917,096
Unconsolidated Properties	(127,364)	(100,738)	(239,737)	(187,331)
EBITDA of sold interests	884	17,430	11,713	37,572
Noncontrolling interest in EBITDA of Consolidated Properties	4,320	5,018	8,548	8,653
Consolidated Properties	380,395	381,607	759,155	775,990
Depreciation and amortization	(152,849)	(175,213)	(328,797)	(346,690)
Interest income	12,843	4,856	21,664	11,265
Interest expense	(142,747)	(175,118)	(315,398)	(354,164)
Gain (loss) on foreign currency	1,463	3,772	(21,448)	8,955
(Provision for) benefit from income taxes	(74)	(3,944)	11,085	(7,636)
Equity in income of Unconsolidated Real Estate Affiliates	13,278	19,320	24,530	26,477
Unconsolidated Real Estate Affiliates - gain on investment	297,767	—	309,787	—
Discontinued operations	—	121,853	—	194,825
Gain from changes in control of investment properties and other	17,768	—	609,013	—
Gain (loss) on sales of investment properties	9	(44)	10	(45)
Allocation to noncontrolling interests	(5,913)	(3,365)	(12,932)	(7,217)
Net income attributable to GGP	$421,940	$173,724	$1,056,669	$301,760

The following table reconciles Company FFO to GAAP net income attributable to GGP for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Company FFO	318,551	297,553	$627,886	$589,974
Adjustments for minimum rents, property operating expenses, general and administrative, market rate adjustments, debt extinguishment, income taxes, and FFO from discontinued operations	(4,195)	(25,632)	(53,871)	17,133
Proportionate FFO (1)	314,356	271,921	574,015	607,107
Depreciation and amortization of capitalized real estate costs	(210,694)	(218,079)	(440,565)	(433,401)
Gain from changes in control of investment properties and other	17,768	—	609,013	—
Preferred stock dividends	3,984	3,984	7,968	7,968
Gain on sales of investment properties	8	117,417	11	123,716
Unconsolidated Real Estate Affiliates - gain on investment	297,767	—	309,787	—
Noncontrolling interests in depreciation of Consolidated Properties	1,921	2,268	3,956	3,931
Redeemable noncontrolling interests	(3,170)	(973)	(7,516)	(1,637)
Depreciation and amortization of discontinued operations	—	(2,814)	—	(5,924)
Net income attributable to GGP	421,940	173,724	1,056,669	301,760

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

ITEM 1A    RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to the stock repurchases made by GGP during the six months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
June 2015	650,000	$26.00	650,000	$100,656,624
Total	650,000	$26.00	650,000	$100,656,624

(1) The Company's stock repurchase program, approved by our Board of Directors on August 8, 2011, authorizes the purchase of up to $250 million of the Company's common stock.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

None

ITEM 6         EXHIBITS

10.1	First Amendment dated July 1, 2015 to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, has been filed with the SEC on August 6, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2015. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: August 6, 2015	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant)

EXHIBIT INDEX

10.1	First Amendment dated July 1, 2015 to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, has been filed with the SEC on August 6, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.