Form 10-Q
period 2015-09-30
General Growth Properties, Inc.
filed 2015-11-04
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on November 2, 2015 was 882,494,813.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,638,774	$4,244,607
Buildings and equipment	16,318,055	18,028,844
Less accumulated depreciation	(2,375,762)	(2,280,845)
Construction in progress	497,181	703,859
Net property and equipment	18,078,248	20,696,465
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,490,157	2,604,762
Net investment in real estate	21,568,405	23,301,227
Cash and cash equivalents	160,670	372,471
Accounts and notes receivable, net	881,564	663,768
Deferred expenses, net	169,673	184,491
Prepaid expenses and other assets	1,009,483	813,777
Total assets	$23,789,795	$25,335,734

Liabilities:
Mortgages, notes and loans payable	$14,015,550	$15,998,289
Investment in Unconsolidated Real Estate Affiliates	37,610	35,598
Accounts payable and accrued expenses	800,248	934,897
Dividend payable	166,115	154,694
Deferred tax liabilities	—	21,240
Junior subordinated notes	206,200	206,200
Total liabilities	15,225,723	17,350,918

Redeemable noncontrolling interests:
Preferred	154,566	164,031
Common	123,812	135,265
Total redeemable noncontrolling interests	278,378	299,296

Commitments and Contingencies	—	—

Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 965,951,483 issued, 882,432,953 outstanding as of September 30, 2015, and 968,340,597 issued, 884,912,012 outstanding as of December 31, 2014	9,385	9,409
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	242,042	242,042
Additional paid-in capital	11,362,222	11,351,625
Retained earnings (accumulated deficit)	(2,162,995)	(2,822,740)
Accumulated other comprehensive loss	(77,437)	(51,753)
Common stock in treasury, at cost, 56,059,335 shares as of September 30, 2015 and 55,969,390 shares as of December 31, 2014	(1,124,862)	(1,122,664)
Total stockholders’ equity	8,248,355	7,605,919
Noncontrolling interests in consolidated real estate affiliates	26,935	79,601
Noncontrolling interests related to long-term incentive plan common units	10,404	—
Total equity	8,285,694	7,685,520
Total liabilities, redeemable noncontrolling interests and equity	$23,789,795	$25,335,734

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$358,716	$396,285	$1,094,384	$1,170,547
Tenant recoveries	172,515	186,066	518,040	552,596
Overage rents	6,455	9,277	18,755	24,486
Management fees and other corporate revenues	19,496	17,355	65,313	51,759
Other	28,142	18,775	62,956	63,149
Total revenues	585,324	627,758	1,759,448	1,862,537
Expenses:
Real estate taxes	57,942	57,430	170,425	172,686
Property maintenance costs	11,707	13,394	44,491	48,952
Marketing	4,273	4,624	12,849	15,926
Other property operating costs	79,265	84,581	227,874	251,646
Provision for doubtful accounts	1,622	355	6,199	5,211
Property management and other costs	38,685	34,428	121,847	119,391
General and administrative	12,627	12,778	37,395	52,609
Depreciation and amortization	154,228	182,237	483,026	528,928
Total expenses	360,349	389,827	1,104,106	1,195,349
Operating income	224,975	237,931	655,342	667,188

Interest and dividend income	13,232	8,536	34,896	19,801
Interest expense	(144,891)	(174,109)	(460,289)	(528,273)
Loss on foreign currency	(25,092)	(15,972)	(46,540)	(7,017)
Gain from changes in control of investment properties and other	13,399	—	622,412	—
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	81,623	56,386	805,821	151,699
Benefit from (provision for) income taxes	17,996	4,800	29,082	(2,836)
Equity in income of Unconsolidated Real Estate Affiliates	16,584	7,391	41,115	33,868
Unconsolidated Real Estate Affiliates - gain on investment	11,163	—	320,950	—
Income from continuing operations	127,366	68,577	1,196,968	182,731
Discontinued operations	—	8,822	—	203,649
Net income	127,366	77,399	1,196,968	386,380
Allocation to noncontrolling interests	(3,514)	(2,791)	(16,447)	(10,008)
Net income attributable to General Growth Properties, Inc.	123,852	74,608	1,180,521	376,372
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(11,952)
Net income attributable to common stockholders	$119,868	$70,624	$1,168,569	$364,420

Basic Earnings Per Share:
Continuing operations	$0.14	$0.07	$1.32	$0.18
Discontinued operations	—	0.01	—	0.23
Total basic earnings per share	$0.14	$0.08	$1.32	$0.41

Diluted Earnings Per Share:
Continuing operations	$0.13	$0.06	$1.23	$0.18
Discontinued operations	—	0.01	—	0.21
Total diluted earnings per share	$0.13	$0.07	$1.23	$0.39
Dividends declared per share	$0.18	$0.16	$0.52	$0.46

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Comprehensive Income, Net:
Net income	$127,366	$77,399	$1,196,968	$386,380
Other comprehensive loss
Net unrealized gains (losses) on financial instruments	16	6	16	(26)
Foreign currency translation	(19,816)	(12,270)	(34,622)	(5,124)
Unrealized gains on available-for-sale securities	8,635	—	8,635	—
Other comprehensive loss	(11,165)	(12,264)	(25,971)	(5,150)
Comprehensive income	116,201	65,135	1,170,997	381,230
Comprehensive income allocated to noncontrolling interests	(3,434)	(2,904)	(16,160)	(9,975)
Comprehensive income attributable to General Growth Properties, Inc.	112,767	62,231	1,154,837	371,255
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(11,952)
Comprehensive income, net, attributable to common stockholders	$108,783	$58,247	$1,142,885	$359,303

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2014	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

Net income				376,372			1,262	377,634
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(3,454)	(3,454)
Restricted stock grants, net (24,744 common shares)	1		2,037					2,038
Employee stock purchase program (119,869 common shares)	1		2,497					2,498
Stock option grants, net of forfeitures (334,216 common shares)	3		22,574					22,577
Treasury stock purchases (27,624,282 common shares)						(555,801)		(555,801)
Cash dividends reinvested (DRIP) in stock (17,467 common shares)			384					384
Other comprehensive loss					(5,117)			(5,117)
Cash distributions declared ($0.46 per share)				(406,686)				(406,686)
Cash distributions on Preferred Stock				(11,952)				(11,952)
Fair value adjustment for noncontrolling interest in Operating Partnership			(27,751)					(27,751)

Balance at September 30, 2014	$9,400	$242,042	$11,372,184	$(2,957,989)	$(43,290)	$(1,122,664)	$79,950	$7,579,633

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2015	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

Net income				1,180,521			3,340	1,183,861
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(53,888)	(53,888)
Long Term Incentive Plan Common Unit grants, net (1,655,576 LTIP Units)							8,286	8,286
Restricted stock grants, net (223,244 common shares)	2	—	2,769					2,771
Employee stock purchase program (116,936 common shares)	1		2,764					2,765
Stock option grants, net of forfeitures (1,216,723 common shares)	13		33,938					33,951
Cancellation of common shares (3,963,675 common shares)	(40)		(51,700)	(48,859)		100,599		—
Treasury stock purchase (4,053,620 common shares)						(102,797)		(102,797)
Cash dividends reinvested (DRIP) in stock (17,658 common shares)	—	—	487					487
Other comprehensive loss					(25,684)			(25,684)
Cash distributions declared ($0.52 per share)				(459,965)				(459,965)
Cash distributions on Preferred Stock				(11,952)				(11,952)
Fair value adjustment for noncontrolling interest in Operating Partnership			22,339					22,339

Balance at September 30, 2015	$9,385	$242,042	$11,362,222	$(2,162,995)	$(77,437)	$(1,124,862)	$37,339	$8,285,694

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$1,196,968	$386,380
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(41,115)	(33,868)
Distributions received from Unconsolidated Real Estate Affiliates	47,763	28,041
Provision for doubtful accounts	6,199	5,328
Depreciation and amortization	483,026	536,938
Amortization/write-off of deferred finance costs	8,887	10,231
Accretion/write-off of debt market rate adjustments	13,305	13,040
Amortization of intangibles other than in-place leases	50,560	57,990
Straight-line rent amortization	(22,776)	(37,530)
Deferred income taxes	(36,244)	(4,289)
Litigation loss	—	17,854
Gain on dispositions, net	(13,635)	(129,757)
Unconsolidated Real Estate Affiliates - gain on investments	(320,950)	—
Gain from changes in control of investment properties and other	(622,412)	—
Gain on extinguishment of debt	—	(66,679)
Loss on foreign currency	46,540	7,017
Net changes:
Accounts and notes receivable	(20,925)	(1,365)
Prepaid expenses and other assets	(11,287)	(8,904)
Deferred expenses	(29,503)	(12,132)
Restricted cash	1,185	(4,526)
Accounts payable and accrued expenses	6,624	22,916
Other, net	24,782	19,713
Net cash provided by operating activities	766,992	806,398

Cash Flows used in Investing Activities:
Acquisition of real estate and property additions	(342,055)	(407,067)
Development of real estate and property improvements	(509,916)	(453,718)
Contributions to Unconsolidated Real Estate Affiliates	(134,552)	(99,095)
Proceeds from sales of investment properties	1,092,003	274,242
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	120,981	364,966
Loans to joint venture partners	(271,219)	(100,899)
Acquisition of marketable securities	(33,300)	—
Decrease in restricted cash	(27,238)	3,727
Net cash used in investing activities	(105,296)	(417,844)

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	1,297,440	1,886,636
Principal payments on mortgages, notes and loans payable	(1,575,138)	(1,595,058)
Deferred finance costs	(2,138)	(12,930)
Treasury stock purchases	(100,599)	(555,801)
Distributions to noncontrolling interests in consolidated real estate affiliates	(53,888)	(3,454)
Cash distributions paid to common stockholders	(451,714)	(392,699)
Cash distributions paid to Preferred Stockholders	(11,952)	(11,952)
Cash redemptions paid to holders of common units	(1,471)	—
Other, net	25,963	(991)
Net cash used in financing activities	(873,497)	(686,249)

Net change in cash and cash equivalents	(211,801)	(297,695)
Cash and cash equivalents at beginning of period	372,471	577,271
Cash and cash equivalents at end of period	$160,670	$279,576

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$456,196	$518,773
Interest capitalized	10,270	12,718
Income taxes paid	9,323	8,486
Accrued capital expenditures included in accounts payable and accrued expenses	145,802	89,720
Non-Cash acquisition of Treasury Shares
Liabilities	(2,198)	—
Equity	2,198	—
Non-Cash Sale of Property
Assets	—	21,426
Liabilities and equity	—	(21,426)
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

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of September 30, 2015, we are the owner, either entirely or with joint venture partners, of 131 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP (“GGPOP”), GGP Nimbus, LP (“GGPN”) and GGP Limited Partnership (“GGPLP”, and together with GGPN, the “Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of September 30, 2015, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% is held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

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

Reclassifications

Certain prior period amounts related to gains on extinguishment of debt that were previously presented as a distinct component of discontinued operations within the Consolidated Statements of Comprehensive Income have been collapsed within discontinued operations for all periods presented.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of September 30, 2015
Tenant leases:
In-place value	$434,593	$(271,572)	$163,021

As of December 31, 2014
Tenant leases:
In-place value	$608,840	$(362,531)	$246,309

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

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our Income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization/accretion effect on continuing operations	$(33,336)	$(46,691)	$(111,224)	$(151,711)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2015 Remaining	$26,349
2016	90,716
2017	67,885
2018	43,558
2019	25,860

Marketable Securities

Marketable securities are comprised of equity securities that are classified as available-for-sale. Available-for-sale securities are presented in prepaid expenses and other assets on our Consolidated Balance Sheets at fair value. Unrealized gains and losses resulting from the mark-to-market of these securities are included in other comprehensive income (loss). Realized gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Management fees from affiliates	$19,496	$17,355	$65,313	$51,759
Management fee expense	(7,640)	(6,555)	(22,575)	(19,805)
Net management fees from affiliates	$11,856	$10,800	$42,738	$31,954

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

No provisions for impairment were recognized for the three and nine months ended September 30, 2015 and 2014.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. During the three and nine months ended September 30, 2015, we recorded a $3.2 million impairment charge in equity in income from Unconsolidated Real Estate Affiliates on our Consolidated Statements of Comprehensive Income. This impairment charge relates to our investment in a single property venture where we concluded that our investment was other-than-temporarily impaired due to the Company receiving a purchase offer for its investment at a price less than the carrying value. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and nine months ended September 30, 2014.

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

Note 5 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 5 also includes a discussion of available-for-sale securities measured at fair value on a recurring basis using Level 1 inputs. Note 10 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

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

Effective January 1, 2016, the FASB issued an update that will require us to evaluate whether we should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. We are currently evaluating the impact of the adoption of this pronouncement on our consolidated financial statements.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On July 7, 2015, we purchased 1,125,760 shares of Seritage Growth Properties common stock at $29.58 per share for a total of $33.3 million as part of the spinoff of Sears Holdings Corporation. This investment is classified as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. As of September 30, 2015, Seritage Growth Properties common stock traded at $37.25 per share resulting in unrealized gains of $8.6 million included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015.

On April 27, 2015, we sold the office portion of 200 Lafayette in New York, New York for a gross purchase price of approximately $124.5 million. This transaction resulted in a gain on sale of $11.9 million recognized in gain from changes in control of investment properties and other on our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015.

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

On March 31, 2015, we acquired a 50% interest in a joint venture with Sears Holdings Corporation that owns anchor pads and in-place leases at 12 stores located at our properties for approximately $165.0 million. Subsequently, Sears Holdings Corporation sold its investment in the joint venture to Seritage Growth Properties. We recorded the investment in the joint venture for approximately $164.5 million ($165.0 million net of prorations and acquisition costs) to investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheet.

We account for the interests in the Crown, 85 Fifth, and Sears joint ventures under the equity method of accounting (Note 6) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights.

On February 27, 2015, we sold a 25% interest in Ala Moana Center in Honolulu, Hawaii for net proceeds of $907.0 million. We received $670.0 million at closing and will receive the remaining proceeds of $237.0 million in late 2016 upon completion of the redevelopment and expansion. Subsequently on April 10, 2015, we sold an additional 12.5% interest in Ala Moana Center for net proceeds of $453.5 million to another joint venture partner. We received $335.0 million at closing and will receive the remaining proceeds of $118.5 million in late 2016 upon completion of the redevelopment and expansion. As a result, our joint venture partners own a combined 37.5% economic interest in the joint venture.

Upon sale of the 25% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $584.4 million gain on change in control of investment properties and other as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the nine months ended September 30, 2015, we recognized an additional $26.3 million gain on change of control of investment properties and other using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through September 30, 2015. We will recognize an additional $38.0 million gain on change of control of investment properties and other through substantial completion of construction. In total, we recorded a gain from change in control of investment properties and other of $13.5 million and $610.7 million on our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015, respectively, as a result of this transaction.

Upon sale of the 12.5% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $295.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the nine months ended September 30, 2015, we recognized an additional $9.5 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through September 30, 2015. We will recognize an additional $19.0 million gain in Unconsolidated Real Estate Affiliates - gain on investment through substantial completion of construction. In total, we recorded a gain in Unconsolidated Real Estate Affiliates - gain on investment of $6.6 million and $304.4 million on our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015, respectively, as a result of this transaction.

We account for the 62.5% interest in the joint venture that owns Ala Moana Center under the equity method of accounting (Note 6) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights. Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.

The table below summarizes the gain calculation ($ in millions) for the 25% and 12.5% interests sold:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Gain on Sale of Interests in Ala Moana Center	25.0%	12.5%
Total proceeds (net of transaction costs of $6.8 million and $2.5 million, respectively)	$900.2	$451.0
Joint venture partner share of debt	462.5	231.3
Total consideration	1,362.7	682.3
Less: JV partner proportionate share of investment in Ala Moana Center and estimated development costs	(714.0)	(357.9)
Total gain from changes in control of investment properties and other	648.7	—
Total Unconsolidated Real Estate Affiliates - gain on investment	—	324.4
Gain attributable to JV partner proportionate share of investment in Ala Moana Center at closing	584.4	295.9
Gain attributable to post-sale development activities through September 30, 2015	26.3	9.5
Estimated future gain from changes in control of investment properties and other	38.0	—
Estimated future Unconsolidated Real Estate Affiliates - gain on investment	$—	$19.0

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

The Company did not have any dispositions during the nine months ended September 30, 2015 that qualified for discontinued operations presentation subsequent to its adoption of ASU No. 2014-08. The following table summarizes the operations of the properties included in discontinued operations for the three and nine months ended September 30, 2014.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014

Retail and other revenue	$5,519	$24,004
Retail and other operating expenses	3,971	14,603
Operating income	1,548	9,401
Interest expense, net	(328)	(2,188)
Gains on dispositions	7,602	129,757
Net income from operations	8,822	136,970
Gain on debt extinguishment	—	66,679
Net income from discontinued operations	$8,822	$203,649

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management’s estimates of fair value are presented below for our debt as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Fixed-rate debt	$11,770,104	$12,343,645	$13,606,936	$14,211,247
Variable-rate debt	2,245,446	2,254,303	2,391,353	2,399,547
	$14,015,550	$14,597,948	$15,998,289	$16,610,794

(1) Includes market rate adjustments of $33.2 million and $19.9 million as of September 30, 2015 and December 31, 2014, respectively.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of September 30, 2015 and December 31, 2014. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

Recurring Fair Value of Marketable Securities

Marketable securities are measured at fair value on our Consolidated Balance Sheets using Level 1 inputs and included in Prepaid expenses and other assets. The fair values are shown below.

(Amounts in thousands)	September 30, 2015			December 31, 2014
	Fair Value	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain
Marketable securities:
Seritage Growth Properties	$41,935	$33,300	$8,635	$—	$—	$—

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for all of our Unconsolidated Real Estate Affiliates.

	September 30, 2015	December 31, 2014
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$1,748,898	$1,152,485
Buildings and equipment	12,145,655	10,009,490
Less accumulated depreciation	(3,035,579)	(2,591,347)
Construction in progress	991,755	125,931
Net property and equipment	11,850,729	8,696,559
Investment in unconsolidated joint ventures	416,989	16,462
Net investment in real estate	12,267,718	8,713,021
Cash and cash equivalents	403,150	308,621
Accounts and notes receivable, net	234,159	203,511
Deferred expenses, net	335,671	281,835
Prepaid expenses and other assets	670,233	594,257
Total assets	$13,910,931	$10,101,245

Liabilities and Owners’ Equity:	\
Mortgages, notes and loans payable	$9,795,210	$7,945,828
Accounts payable, accrued expenses and other liabilities	691,263	418,995
Cumulative effect of foreign currency translation (“CFCT”)	(68,858)	(35,238)
Owners’ equity, excluding CFCT	3,493,316	1,771,660
Total liabilities and owners’ equity	$13,910,931	$10,101,245

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$3,424,458	$1,736,422
Less: joint venture partners’ equity	(1,785,634)	(861,515)
Plus: excess investment/basis differences	1,813,723	1,694,257
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,452,547	$2,569,164

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$3,490,157	$2,604,762
Liability - Investment in Unconsolidated Real Estate Affiliates	(37,610)	(35,598)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,452,547	$2,569,164

(1) The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include Ala Moana Center as of September 30, 2015 as the property was contributed into a joint venture during the first quarter of 2015.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$264,333	$204,661	$742,168	$601,778
Tenant recoveries	113,624	90,087	321,755	264,679
Overage rents	7,602	6,303	19,270	15,401
Other	11,006	7,910	36,061	26,985
Total revenues	396,565	308,961	1,119,254	908,843

Expenses:
Real estate taxes	33,080	27,468	93,754	82,060
Property maintenance costs	9,373	8,469	32,316	28,271
Marketing	4,477	2,873	12,518	9,663
Other property operating costs	53,961	45,532	152,290	128,250
Provision for doubtful accounts	172	1,119	4,436	2,162
Property management and other costs (2)	15,859	13,929	46,731	42,051
General and administrative	952	2,299	9,415	8,109
Depreciation and amortization	99,475	81,148	293,387	233,674
Total expenses	217,349	182,837	644,847	534,240
Operating income	179,216	126,124	474,407	374,603

Interest income	1,837	1,449	5,399	4,297
Interest expense	(100,766)	(82,683)	(294,132)	(228,693)
Provision for income taxes	(242)	(341)	(606)	(619)
Equity in loss of unconsolidated joint ventures	(13,252)	—	(22,466)	—
Income from continuing operations	66,793	44,549	162,602	149,588
Net income from disposed investment	—	485	—	1,263
Allocation to noncontrolling interests	(18)	(14)	(35)	(31)
Net income attributable to the ventures	$66,775	$45,020	$162,567	$150,820

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$66,775	$45,020	$162,567	$150,820
Joint venture partners’ share of income	(31,676)	(24,628)	(78,240)	(82,851)
Amortization of capital or basis differences (3)	(18,515)	(13,001)	(43,212)	(34,101)
Equity in income of Unconsolidated Real Estate Affiliates	$16,584	$7,391	$41,115	$33,868

(1) The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Ala Moana Center subsequent to the formation of the joint venture on February 27, 2015.
(2) Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.
(3) Includes a $3.2 million impairment charge related to our investment in a single property venture (Note 2).

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 26 domestic joint ventures, comprising 42 U.S. retail properties and one strip/other retail center, and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.

On March 7, 2014, we formed a joint venture, AMX Partners, LLC ("AMX"), with Kahikolu Partners, LLC (“MKB”) for the purpose of constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. In conjunction with the closing of AMX, GGP agreed to sell the air rights above the parking podium to AMX for $50 million. GGP received a $25 million payment in the third quarter of 2015 and will receive the remaining $25 million in the fourth quarter of 2015 once the reconstruction of the parking podium is completed and the space is ready for the condo building construction.

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
On April 10, 2015, we sold a 12.5% interest in Ala Moana Center, which resulted in our recognition of a gain of $305.4 million (Note 3). The $305.4 million is recognized within Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income.
On September 24, 2015, we sold our interest in a joint venture that owns Lake Mead & Buffalo, which resulted in our recognition of a gain of $3.1 million. The $3.1 million is recognized within Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income.

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

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.0 billion as of September 30, 2015 and $3.9 billion as of December 31, 2014, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $88.3 million at one property as of September 30, 2015, and $89.3 million as of December 31, 2014. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of September 30, 2015, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 7        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	September 30, 2015 (1)	Weighted-Average Interest Rate (2)	December 31, 2014 (3)	Weighted-Average Interest Rate (2)

Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$11,768,328	4.44%	$13,600,337	4.52%
Corporate and other unsecured loans	1,776	4.41%	6,599	4.41%
Total fixed-rate debt	11,770,104	4.44%	13,606,936	4.52%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,995,446	2.02%	2,291,353	2.00%
Revolving credit facility	250,000	1.77%	100,000	1.73%
Total variable-rate debt	2,245,446	1.99%	2,391,353	1.99%

Total Mortgages, notes and loans payable	$14,015,550	4.05%	$15,998,289	4.14%

Junior subordinated notes	$206,200	1.75%	$206,200	1.68%

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(1) Includes $33.2 million of market rate adjustments, net.
(2) Represents the weighted-average interest rates on our contractual principal balances.
(3) Includes $19.9 million of market rate adjustments, net.
(4) $99.5 million of the fixed-rate balance and $1.4 billion of the variable-rate balance is cross-collateralized.

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2015, $17.9 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.5 billion of debt, are cross-collateralized with other properties. Although a majority of the $13.8 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.7 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the nine months ended September 30, 2015, we refinanced consolidated mortgage notes totaling $710.0 million at four properties and generated net proceeds of $240.9 million. The prior loans totaling $469.1 million had a weighted-average term-to-maturity of 1.3 years, and a weighted-average interest rate of 5.6%. The new loans have a weighted-average term-to-maturity of 11.0 years, and a weighted-average interest rate of 3.8%. In addition, we paid down $594.3 million of consolidated mortgage notes at five properties. The prior loans had a weighted-average term-to-maturity of 1.5 years, and a weighted-average interest rate of 5.3%.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	September 30, 2015 (2)	Weighted-Average Interest Rate	December 31, 2014 (2)	Weighted-Average Interest Rate
Unsecured debt:
HHC Note (1)	$1,712	4.41%	$6,735	4.41%
Revolving credit facility	250,000	1.77%	100,000	1.73%
Total unsecured debt	$251,712	1.79%	$106,735	1.90%

(1) Matures in December 2015.
(2) Excludes minimal market rate discounts that decrease the total amount that appears outstanding in our Consolidated Balance Sheets. The market rate discount amortizes as an addition to interest expense over the life of the loan.

Our revolving credit facility (the “Facility”) as amended on October 23, 2013, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2018 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 132.5 to 195 basis points, which is determined by the Company’s leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of September 30, 2015. As of September 30, 2015, $250.0 million was outstanding on the Facility.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”) in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

of floating rate Junior subordinated notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior subordinated notes. The Junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $75.7 million as of September 30, 2015 and $49.1 million as of December 31, 2014. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of September 30, 2015.

NOTE 8        INCOME TAXES

We have elected to be taxed as a REIT under the Internal Revenue Code. We intend to maintain REIT status. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable ordinary income. In addition, the Company is required to meet certain asset and income tests.

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2012 through 2014 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2011 through 2014.

During the quarter ended September 30, 2015, all of the Company’s unrecognized tax benefits were recognized due to the expiration of the statute of limitations.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2014	85,668,428	9.28	9.06
July 15, 2014	86,215,500	9.22	9.01
October 15, 2014	86,806,928	9.16	8.94
December 15, 2014	87,353,999	9.10	8.89
April 15, 2015	87,856,714	9.05	8.84
July 15, 2015	88,433,357	8.99	8.78

Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 69 million shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of September 30, 2015, the Warrants are exercisable into approximately 58 million common shares of the Company, at a weighted-average exercise price of approximately $8.94 per share. Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

NOTE 10    EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to GGPOP Common, Preferred and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Distributions to preferred GGPOP units	$(2,228)	$(2,232)	$(6,693)	$(6,697)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(692)	(412)	(6,414)	(2,049)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(325)	—	(2,118)	—
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(269)	(147)	(1,222)	(1,262)
Allocation to noncontrolling interests	(3,514)	(2,791)	(16,447)	(10,008)
Other comprehensive (income) loss allocated to noncontrolling interests	80	(113)	287	33
Comprehensive income allocated to noncontrolling interests	$(3,434)	$(2,904)	$(16,160)	$(9,975)

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of September 30, 2015, the aggregate amount of cash we would have paid would have been $123.8 million and $154.6 million, respectively.

GGPOP issued Preferred Units that are convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of September 30, 2015	Converted Basis to Common Units Outstanding as of September 30, 2015	Conversion Price	Redemption Value (1)
Series B	3.00000	1,268,957	3,806,871	$16.66670	$102,796
Series D	1.50821	532,750	803,498	33.15188	26,637
Series E	1.29836	502,658	652,631	38.51000	25,133
					$154,566

(1) The conversion price of Series B preferred units is lower than the GGP September 30, 2015 closing common stock price of $25.97; therefore, the September 30, 2015 common stock price of $25.97, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2015, and 2014.

Balance at January 1, 2014	$228,902
Net income	2,049
Distributions	(2,223)
Other comprehensive loss	(33)
Fair value adjustment for noncontrolling interests in Operating Partnership	30,920
Balance at September 30, 2014	$259,615

Balance at January 1, 2015	$299,296
Net income	6,414
Distributions	(3,235)
Redemption of GGPOP units	(1,471)
Other comprehensive loss	(287)
Fair value adjustment for noncontrolling interests in Operating Partnership	(22,339)
Balance at September 30, 2015	$278,378

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15

Our Dividend Reinvestment Plan (“DRIP”) provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 17,658 shares were issued during the nine months ended September 30, 2015 and 17,467 shares were issued during the nine months ended September 30, 2014.

Common Stock Purchase

In June 2015, we entered into transactions to purchase 650,000 shares of our common stock on multiple exchanges through the open market at a weighted average price of $26.00 per share. During the three months ended September 30, 2015 we entered into transactions to purchase an additional 3,403,620 shares of our common stock on multiple exchanges through the open market at a weighted average price of $25.24 per share. In total, we acquired 4,053,620 shares of our common stock for a total purchase price of $102.8 million plus commissions. With the exception of 89,945 shares purchased for $24.86 per share, these shares were retired in the three months ended September 30, 2015. The 89,945 shares were part of our treasury stock as of September 30, 2015. During October 2015 we retired the remaining 89,945 shares.

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

Our Board of Directors declared preferred stock dividends during 2015 and 2014 as follows:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
November 2	December 15	January 4, 2016	$0.3984
September 1	September 15	October 1, 2015	0.3984
May 21	June 15	July 1, 2015	0.3984
February 19	March 16	April 1, 2015	0.3984
2014
November 14	December 15	January 2, 2015	$0.3984
August 12	September 15	October 1, 2014	0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the nine months ended September 30, 2015, and 2014:

	Net unrealized gains (losses) on financial instruments	Foreign currency translation	Unrealized gains on available-for-sale securities	Total
Balance at January 1, 2014	$124	$(38,297)	$—	$(38,173)
Other comprehensive income (loss)	(26)	(5,091)	—	(5,117)
Balance at September 30, 2014	$98	$(43,388)	$—	$(43,290)

Balance at January 1, 2015	$70	$(51,823)	$—	$(51,753)
Other comprehensive income (loss)	15	(34,271)	8,572	(25,684)
Balance at September 30, 2015	$85	$(86,094)	$8,572	$(77,437)

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerators - Basic and Diluted:
Income from continuing operations	$127,366	$68,577	$1,196,968	$182,731
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(11,952)
Allocation to noncontrolling interests	(3,514)	(2,741)	(16,447)	(8,916)
Income from continuing operations - attributable to common stockholders	119,868	61,852	1,168,569	161,863

Discontinued operations	—	8,822	—	203,649
Allocation to noncontrolling interests	—	(50)	—	(1,092)
Discontinued operations - net of noncontrolling interests	—	8,772	—	202,557

Net income	127,366	77,399	1,196,968	386,380
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(11,952)
Allocation to noncontrolling interests	(3,514)	(2,791)	(16,447)	(10,008)
Net income attributable to common stockholders	$119,868	$70,624	$1,168,569	$364,420

Denominators:
Weighted-average number of common shares outstanding - basic	884,640	883,898	885,437	887,927
Effect of dilutive securities	64,421	59,025	66,546	55,988
Weighted-average number of common shares outstanding - diluted	949,061	942,923	951,983	943,915

Anti-dilutive Securities:
Effect of Preferred Units	5,472	5,506	5,472	5,506
Effect of Common Units	4,770	4,834	4,788	4,834
Effect of LTIP Units	1,725	—	1,572	—
Weighted-average number of anti-dilutive securities	11,967	10,340	11,832	10,340

For the three and nine months ended September 30, 2015 and 2014, dilutive options and dilutive shares related to the Warrants are included in the denominator of EPS.

Outstanding Common Units and LTIP Units have been excluded from the diluted EPS calculation for all periods presented because including such units would also require that the share of GGPOP income attributable to such units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Unit dividend be added back to the net income, resulting in them being anti-dilutive.

GGP owned 56,059,335 and 55,969,390 shares of treasury stock as of September 30, 2015 and September 30, 2014 respectively. These shares are presented as Common stock in treasury, at cost, on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

On November 12, 2014, the Company’s Equity Plan was amended to allow for the grant of LTIP Units to certain officers, directors, and employees of the Company as an alternative to the Company’s stock options or restricted stock. LTIP Units are classes of partnership interests that under certain conditions, including vesting, are convertible by the holder into Common Units, which are redeemable by the holder for Common Shares on a one-to-one ratio (subject to adjustment for changes to GGP’s capital structure) or for the cash value of such shares at the option of the Company.

Compensation expense related to stock-based compensation plans for the three and nine months ended September 30, 2015, and 2014 is summarized in the following table in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options - Property management and other costs	$1,797	$1,746	$5,489	$5,743
Stock options - General and administrative	2,734	3,626	8,274	11,896
Restricted stock - Property management and other costs	760	373	2,302	1,241
Restricted stock - General and administrative	153	279	464	834
LTIP Units - Property management and other costs	224	—	829	—
LTIP Units - General and administrative	2,512	—	7,490	—
Total	$8,180	$6,024	$24,848	$19,714

The following tables summarize stock option and LTIP Unit activity for the Equity Plan for GGP for the nine months ended September 30, 2015, and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	19,744,224	$17.36	21,565,281	$17.28
Granted	267,253	29.15	50,000	22.41
Exercised	(1,216,723)	16.62	(334,216)	14.74
Forfeited	(333,122)	19.61	(316,243)	19.00
Expired	(11,507)	16.89	(10,840)	14.33
Stock options Outstanding at September 30,	18,450,125	$17.54	20,953,982	$17.31

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
LTIP Units Outstanding at January 1,	—	$—	—	$—
Granted	1,758,396	29.33	—	—
Exercised	—	—	—	—
Forfeited	(19,166)	29.15	—	—
Expired	—	—	—	—
LTIP Units Outstanding at September 30,	1,739,230	$29.33	—	$—

There was no significant restricted stock activity for the nine months ended September 30, 2015 and 2014.

NOTE 13    ACCOUNTS AND NOTES RECEIVABLE, NET

The following table summarizes the significant components of Accounts and notes receivable, net.

	September 30, 2015	December 31, 2014
Trade receivables	$107,795	$124,698
Notes receivable	551,496	320,881
Straight-line rent receivable	233,975	230,172
Other accounts receivable	3,434	3,638
Total accounts and notes receivable	896,700	679,389
Provision for doubtful accounts	(15,136)	(15,621)
Total accounts and notes receivable, net	$881,564	$663,768

On September 17, 2015, we entered into a promissory note with our joint venture partner, Ashkenazy Holding Co., LLC ("AHC"), in which we lent $40.4 million that bears interest at 6% per annum. The note is collateralized by AHC's equity in Miami Design District Associates, which is part of the AACMDD Group, LLC joint venture. We have an option through August 15, 2016 to purchase the collateral in exchange for cancellation of the note. If the option is exercised, all amounts previously paid by AHC must be repaid to AHC.

On June 30, 2015, we entered into a promissory note with our joint venture partner MKB, in which we would lend MKB up to $80 million for capital calls after an initial contribution of $80 million by MKB and until the joint venture secured construction financing. This loan bears interest at LIBOR plus 6% and is secured by MKB's partnership interest in AMX, which is constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. As of September 30, 2015, there was $19.6 million outstanding on this loan. Construction financing closed during the third quarter of 2015.

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

Also included in notes receivable is $99.3 million and $45.4 million due from our joint venture partner related to the acquisition of the properties at 685 Fifth Avenue and 530 Fifth Avenue in New York, New York. The notes receivable bear interest at 7.5% and 9% respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan balance. The notes are collateralized by our partner's ownership interest in the joint ventures. The loans mature on June 27, 2024 and June 18, 2024, respectively.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Included in notes receivable is a $89.6 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. (“Rique”) in conjunction with our sale of Aliansce Shopping Centers, S.A. (“Aliansce”) to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the term. On May 28, 2015, we agreed to extend the term of the note receivable issued to Rique by five years through September 30, 2023. This extension did not change the effective interest rate. We recognize the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of Prepaid expenses and other assets.

	September 30, 2015			December 31, 2014
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$669,439	$(416,312)	$253,127	$870,103	$(498,016)	$372,087
Below-market ground leases, net	119,545	(10,238)	109,307	119,866	(8,906)	110,960
Real estate tax stabilization agreement, net	111,506	(30,880)	80,626	111,506	(26,146)	85,360
Total intangible assets	$900,490	$(457,430)	$443,060	$1,101,475	$(533,068)	$568,407

Remaining prepaid expenses and other assets:
Security and escrow deposits			83,468			93,676
Prepaid expenses			49,900			76,306
Other non-tenant receivables (1)			344,109			28,712
Deferred tax, net of valuation allowances			12,561			4,220
Marketable securities			41,935			—
Other			34,450			42,456
Total remaining prepaid expenses and other assets			566,423			245,370
Total prepaid expenses and other assets			$1,009,483			$813,777

(1) Includes receivable due from our joint venture partners due upon completion of the redevelopment at Ala Moana.

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of Accounts payable and accrued expenses.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015			December 31, 2014
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	384,456	(207,996)	$176,460	502,919	(259,390)	$243,529
Above-market headquarters office leases, net	15,268	(8,170)	$7,098	15,268	(6,867)	$8,401
Above-market ground leases, net	9,127	(1,798)	$7,329	9,127	(1,522)	$7,605
Total intangible liabilities	$408,851	$(217,964)	$190,887	$527,314	$(267,779)	$259,535

Remaining Accounts payable and accrued expenses:
Accrued interest			45,467			54,332
Accounts payable and accrued expenses			75,852			82,292
Accrued real estate taxes			99,023			85,910
Deferred gains/income			119,261			114,968
Accrued payroll and other employee liabilities			54,270			55,059
Construction payable			145,802			198,471
Tenant and other deposits			12,552			21,423
Insurance reserve liability			17,233			16,509
Capital lease obligations			11,553			12,066
Conditional asset retirement obligation liability			7,645			10,135
Uncertain tax position liability			—			6,663
Other			20,703			17,534
Total remaining Accounts payable and accrued expenses			609,361			675,362
Total Accounts payable and accrued expenses			$800,248			$934,897

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,276	$3,528	$6,609	$9,981
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,687	2,371	4,829	6,513

NOTE 18    SUBSEQUENT EVENTS

On October 30, 2015, the Company amended its corporate credit facility. Among other things, the amendment reduces the drawn spread depending on the Company's leverage level and extends the maturity date to October 30, 2020.

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A malls (defined by sales per square foot) and urban retail properties. Our properties are generally the centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of such activity predominantly located in the United States. As of September 30, 2015, we own, either entirely or with joint venture partners, 131 retail properties located throughout the United States comprising approximately 127 million square feet of gross leasable area ("GLA").

We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

We seek long-term growth in Company NOI and Company EBITDA (as defined below) through proactive management and leasing of our properties. We believe that the most significant operating factor affecting incremental cash flow, Company NOI and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:

•	contractual fixed rental increases;

•	positive re-leasing spreads on a suite-to-suite basis;

•	income from redevelopment projects;

•	opportunistic acquisition of high quality retail properties; and

•	managing operating expenses.

As of September 30, 2015, the level of long-term, or “permanent” occupancy, was 91.3%. Since September 30, 2014, we have seen an increase in rents between the rent paid on expiring leases and the rent commencing under new leases, on a suite-to-suite basis. On a suite-to-suite basis, the leases commencing occupancy in 2015 exhibited initial rents that were 9.70% higher than the final rents paid on expiring leases.

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

Financial Overview

Our Company NOI (as defined below) increased 4.4% from $1,584.0 million for the nine months ended September 30, 2014 to $1,653.5 million for the nine months ended September 30, 2015. Our Company FFO (as defined below) increased 7.8% from $898.2 million for the nine months ended September 30, 2014 to $968.6 million for the nine months ended September 30, 2015. Net income attributable to General Growth Properties, Inc. increased from $376.4 million for the nine months ended September 30, 2014 to $1,180.5 million for the nine months ended September 30, 2015.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to General Growth Properties, Inc.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	September 30, 2015 (1)	September 30, 2014 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$64.95	$67.90	(4.34)%
Unconsolidated Properties	89.14	80.30	11.01%
Total	$72.68	$71.51	1.64%

Percentage Leased
Consolidated Properties	96.1%	96.6%	(50) bps
Unconsolidated Properties	97.3%	97.2%	10 bps
Total	96.5%	96.8%	(30) bps

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$12,286	$11,894	3.30%
Unconsolidated Properties	8,421	8,148	3.35%
Total	$20,707	$20,042	3.32%

Tenant Sales per square foot (3)
Consolidated Properties	$512	$490	4.49%
Unconsolidated Properties	769	752	2.26%
Total	$593	$571	3.70%

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

	# of Leases	SF	Term (in years)	Initial Rent PSF [1]	Expiring Rent PSF [2]	Initial Rent Spread	% Change
Trailing 12 Commencements	1,694	4,924,232	6.6	$63.30	$57.68	$5.62	9.7%
2015 Commencements	1,586	4,701,589	6.4	$63.99	$58.48	$5.51	9.4%
2016 Commencements	240	871,253	6.4	$80.70	$67.54	$13.15	19.5%

(1) Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended September 30, 2015 and 2014

The following table is a breakout of the components of minimum rents:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$365,935	$393,857	$(27,922)	(7.1)%
Lease termination income	779	1,508	(729)	(48.3)
Straight-line rent	7,388	12,117	(4,729)	(39.0)
Above and below-market tenant leases, net	(15,386)	(11,197)	(4,189)	37.4
Total Minimum rents	$358,716	$396,285	$(37,569)	(9.5)%

Base minimum rents decreased $27.9 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $34.8 million less base minimum rents in the third quarter of 2015 compared to the third quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The offsetting increase in base minimum rents is a result of an increase in occupancy and rent between September 30, 2014 and September 30, 2015.

Tenant recoveries decreased $13.6 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $18.5 million less in tenant recoveries in the third quarter of 2015 compared to the third quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The offsetting increase in tenant recoveries is primarily due to higher real estate tax recoveries in the third quarter of 2015.

Overage rents decreased $2.8 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $2.7 million less in overage rents in the third quarter of 2015 compared to the third quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Management fees and other corporate revenues increased $2.1 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in an additional $1.5 million in management fees in the third quarter of 2015 compared to the third quarter of 2014. The remaining additional increase in management fees is primarily due to management fees earned on joint ventures acquired during 2015 (Note 3).

Other revenue increased $9.4 million primarily due to the sale of air rights at Ala Moana Center which resulted in a $12.5 million gain on sale for the three months ended September 30, 2015. This is offset by our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $2.8 million less in other revenue in the third quarter of 2015 compared to the third quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Property maintenance costs decreased $1.7 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $1.2 million less in property maintenance costs in the third quarter of 2015 compared to the third quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The remaining additional decrease in property maintenance costs was a result of our operating expense management initiatives.

Other property operating costs decreased $5.3 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $5.9 million less in other property operating costs in the third quarter of 2015 compared to the third quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Depreciation and amortization expense decreased $28.0 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $16.4 million less in depreciation and amortization expense in the third quarter of 2015 compared to the third quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, amortization of in-place lease values decreased by $14.0 million in the third quarter of 2015 compared to the third quarter of 2014.

Interest and dividend income increased $4.7 million primarily due to interest on notes receivable from our joint venture partners that were issued during 2015 (Note 13).

Interest expense decreased $29.2 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $14.8 million less in interest expense in the third quarter of 2015 compared to the third quarter of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, there was a $9.2 million decrease due to mortgage notes that were paid down during the first quarter of 2015, and a corporate loan secured by fourteen properties decreased by $1.9 million due to a 2014 amendment that reduced the interest rate.

The loss on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 13).

The gain from changes in control of investment properties and other of $13.4 million in the third quarter of 2015 is primarily due to our sale of an interest in Ala Moana Center (Note 3).

Benefit from income taxes increased by $13.2 million primarily due to a $3.6 million adjustment for the impact of changes in the exchange rate on the note receivable denominated in Brazilian Reais, a $4.8 million reversal of liabilities in 2015 due to the expiration of the statute of limitations, and a $1.1 foreign tax credit for taxes paid in Brazil.

Equity in income of Unconsolidated Real Estate Affiliates increased $9.2 million primarily due to our sale of an interest in Ala Moana Center which caused the property to go from consolidated to unconsolidated.

Unconsolidated Real Estate Affiliates - gain on investment is primarily related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3) and the sale of our interest in a joint venture in the third quarter of 2015 (Note 6).

Nine months ended September 30, 2015 and 2014

The following table is a breakout of the components of minimum rents:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,105,654	$1,175,180	$(69,526)	(5.9)%
Lease termination income	11,226	8,700	2,526	29.0
Straight-line rent	22,779	36,792	(14,013)	(38.1)
Above and below-market tenant leases, net	(45,275)	(50,125)	4,850	(9.7)
Total Minimum rents	$1,094,384	$1,170,547	$(76,163)	(6.5)%

Base minimum rents decreased $69.5 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $83.5 million less base minimum rents in the first nine months of 2015 compared to the first nine months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The offsetting increase in base minimum rents is a result of an increase in occupancy and rent between September 30, 2014 and September 30, 2015.

Tenant recoveries decreased $34.6 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $43.6 million less in tenant recoveries in the first nine months of 2015 compared to the first nine months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The offsetting increase in tenant recoveries is primarily due to higher real estate tax recoveries in the first nine months of 2015.

Overage rents decreased $5.7 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $5.9 million less in overage rents in the first nine months of 2015 compared to the first nine months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Management fees and other corporate revenues increased $13.6 million primarily due to $6.7 million in fees related to the residential condominium joint venture at Ala Moana, $3.5 million in management fees related to the new Ala Moana Center and Bayside Marketplace joint ventures, and $1.3 million in financing fees earned at the Crown Building located at 730 Fifth Avenue in the first nine months of 2015.

Other revenue decreased slightly primarily due to land condemnation revenues of $10.0 million received in the first quarter of 2014. In addition, our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014 resulted in $8.1 million less in other revenue in the first nine months of 2015 compared to the first nine months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. This is offset by the sale of air rights at Ala Moana Center which resulted in a $12.5 million gain on sale for the nine months ended September 30, 2015.

Property maintenance costs decreased $4.5 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $3.4 million less in property maintenance costs in the first nine months of 2015 compared to the first nine months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The remaining additional decrease in property maintenance costs was a result of our operating expense management initiatives.

Marketing costs decreased $3.1 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $2.5 million less in marketing costs in the first nine months of 2015 compared to the first nine months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Other property operating costs decreased $23.8 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $20.3 million less in other property operating costs in the first nine months of 2015 compared to the first nine months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The remaining additional decrease in property maintenance costs was a result of our operating expense management initiatives.

General and administrative expense decreased $15.2 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to the $17.9 million loss from the settlement of litigation in the second quarter of 2014.

Depreciation and amortization expense decreased $45.9 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $40.1 million less in depreciation and amortization expense in the first nine months of 2015 compared to the first nine months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Interest and dividend income increased $15.1 million primarily due to interest on notes receivable from our joint venture partners that were issued during 2015 (Note 13).

Interest expense decreased $68.0 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $30.9 million less in interest expense in the first nine months of 2015 compared to the first nine months of 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, there was a $14.2 million decrease due to mortgage notes on four properties that were refinanced in 2014 and 2015, a $8.4 million decrease due to mortgage notes that were paid down during the first quarter of 2015, and a corporate loan secured by fourteen properties decreased by $8.7 million due to a 2014 amendment that reduced the interest rate.

The loss on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 13).

The gain from changes in control of investment properties and other of $622.4 million in 2015 is primarily due to our sale of an interest in Ala Moana Center. Also, the gain on the sale of the office portion of 200 Lafayette is included in the amount (Note 3).

(Provision for) benefit from income taxes increased by $31.9 million primarily due a $18.4 million adjustment for the impact of changes in the exchange rate on the note receivable denominated in Brazilian Reais, a $6.0 million reversal of liabilities in 2015 due to the settlement of an audit and expiration of the statute of limitations, $3.0 million due to the transfer of a property, and a $1.3 million foreign tax credit for taxes paid in Brazil.

Equity in income of Unconsolidated Real Estate Affiliates increased $7.2 million primarily due to our sale of an interest in Ala Moana Center which caused the property to go from consolidated to unconsolidated.

Unconsolidated Real Estate Affiliates - gain on investment is primarily related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3) and our gain on the sale of our interest in two joint ventures in the first nine months of 2015 (Note 6).

Liquidity and Capital Resources

Our primary source of liquidity is from the ownership and management of our properties. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances and dividends.

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $160.7 million of consolidated unrestricted cash and $800.0 million of available credit under our credit facility as of September 30, 2015, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities; and

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may also raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnerships (as defined in Note 1) or other capital raising activities.

During the nine months ended September 30, 2015, we executed the following refinancing and capital transactions (at our proportionate share):

•
completed $800.0 million in secured financings, lowering the interest rate 210 basis points from 5.8% to 3.7%, lengthening the term-to-maturity from 1.2 years to 10.7 years, and generating net proceeds of $249.2 million; and

•	paid down $594.3 million of consolidated mortgage notes with a weighted-average term-to-maturity of 1.5 years, and a weighted-average interest rate of 5.3%.

As of September 30, 2015, we had $1.5 billion of debt pre-payable without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As a result of our financing efforts in 2015, we have reduced the amount of debt due in the next three years from $2.0 billion to $0.8 billion, representing 4.4% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $2.8 billion or approximately 15% of our total debt at maturity.

As of September 30, 2015, our proportionate share of total debt aggregated $19.6 billion. Our total debt includes our consolidated debt of $14.0 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.6 billion. Of our proportionate share of total debt, $2.1 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The following table illustrates the scheduled payments for our proportionate share of total debt as of September 30, 2015. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 7). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2019.

	Consolidated(1)	Unconsolidated(1)
	(Dollars in thousands)
2015	$35,418	$5,287
2016	380,649	26,398
2017	536,918	198,949
2018	2,086,153	236,288
2019	1,030,444	1,180,602
Subsequent	9,955,833	3,916,903
	$14,025,415	$5,564,427

(1) Excludes $32.3 million of adjustments related to debt market rate adjustment.

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

On April 17, 2015, we and our joint venture partners acquired the Crown Building located at 730 Fifth Avenue in New York, New York for a gross purchase price of $1.8 billion, which was funded with $1.25 billion of secured debt. We have an effective 50% interest in the retail portion of the property. GGP and Jeff Sutton will own, redevelop, lease and manage the retail portion of the property which is $1.3 billion of the purchase price. Vladislav Doronin’s Capital Group and Michael Shvo will own, redevelop, lease and manage the office tower which is $475.0 million of the purchase price. The office tower will be redeveloped into luxury residential condominiums. Our share of the retail property is $650.0 million, and our share of the equity is $208.5 million. In connection with the acquisition, we provided $204.3 million in loans to our joint venture partners.

On July 7, 2015, we purchased 1,125,760 shares of Seritage Growth Properties common stock at $29.58 per share for a total of $33.3 million as part of the spinoff of Sears Holdings Corporation. This investment is classified as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. As of September 30, 2015, Seritage Growth Properties common stock traded at $37.25 per share resulting in unrealized gains of $8.6 million included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 (Note 3).

We account for the interests in the Crown, 85 Fifth, and Sears joint ventures under the equity method of accounting (Note 6) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights.

Warrants and Brookfield Investor Ownership

Brookfield owns or manages on behalf of third parties all of the Company’s outstanding Warrants (Note 9) which are exercisable into approximately 58 million common shares (assuming net share settlement) of the Company at a weighted-average exercise price of $8.94 per share. The exercise price and common shares issuable under the Warrants adjusts for future dividends declared by the Company.

As of February 4, 2015, Brookfield’s potential ownership of the Company (assuming full share settlement of the Warrants) was 39.8%, which is stated in their Form 13D filed on the same date. If Brookfield held or managed this same ownership through the maturity date of the Warrants, assuming: (a) GGP’s common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 39.0% under net share settlement, and 40.2% under full share settlement.

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

Property	Description	Ownership %	GGP’s Total Projected Share of Cost	GGP’s Investment to Date [1]	Expected Return on Investment [2]	Expected Project Opening
Major Development Summary (in millions, at share unless otherwise noted)
Open

Various Malls		N/A	499.6	461.9	12%

	Total Open Projects		$499.6	$461.9	11%

Under Construction

Mayfair Mall [3] Wauwatosa, WI	Nordstrom	100%	72.3	52.4	6-8%	Q4 2015

Ridgedale Center [3] Minnetonka, MN	Nordstrom, Macy's Expansion, New Inline GLA and renovation	100%	106.2	96.5	8-9%	Q4 2015

Southwest Plaza Littleton, CO	Redevelopment	100%	72.6	57.2	9-10%	Q4 2015

Baybrook Mall Friendswood, TX	Expansion	53%	90.5	52.3	9-10%	Q4 2015

Ala Moana Center[3] Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court	62.5%	358.3	331.6	9-10%	Q1 2016

Other Projects Various Malls	Redevelopment projects at various malls	N/A	300.0	96.2	8-9%	Various

	Total Projects Under Construction		$999.9	$686.2	8-10%

Projects in Pipeline

Staten Island Mall Staten Island, NY	Expansion	100%	180.0	7.7	8-9%	TBD

New Mall Development Norwalk, CT	Ground up mall development	100%	285.0	40.7	8-10%	TBD

Ala Moana Center Honolulu, HI	Nordstrom box repositioning	62.5%	53.1	18.8	9-10%	TBD

Other Projects Various Malls	Redevelopment projects at various malls [4]	N/A	126.3	3.6	8-9%	TBD

	Total Projects in Pipeline		$644.4	$70.8	8-10%

	Total Development Summary		$2,143.9	$1,218.9	9-11%

(1) Projected costs and investments to date exclude capitalized interest and overhead.
(2) Return on investment represents first year stabilized cash-on-cash return, based upon budgeted assumptions. Actual costs may vary. Developments stabilize generally within 12-18 months of opening. Expected stabilization for Open projects is 2015, Under Construction 2017-2018 and Pipeline TBD.
(3) Project ROI includes income related to uplift on existing space.

Our investment in these projects for the three and nine months ended September 30, 2015 has increased from December 31, 2014, in conjunction with the applicable development plan and as projects near completion. The continued progression of the redevelopment projects at Ala Moana Center and Baybrook Mall resulted in increases to GGP’s investment to date.

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

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Capital expenditures	137,739	$126,812
Tenant allowances	114,617	93,641
Capitalized interest and capitalized overhead	52,222	46,455
Total	$304,578	$266,908

The increase in Capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2015 and 2014 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
November 2	December 15	January 4, 2016	$0.3984
September 1	September 15	October 1, 2015	0.3984
May 21	June 15	July 1, 2015	0.3984
February 19	March 16	April 1, 2015	0.3984
2014
November 14	December 15	January 2, 2015	$0.3984
August 12	September 15	October 1, 2014	0.3984
May 15	June 16	July 1, 2014	0.3984
February 26	March 17	April 1, 2014	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $767.0 million for the nine months ended September 30, 2015 and $806.4 million for the nine months ended September 30, 2014. Significant changes in the components of net cash provided by operating activities include:

•	in 2015, a decrease in cash inflows from certain properties contributed to joint ventures; and

•	in 2014, a decrease in interest costs primarily as a result of the redemption of unsecured corporate bonds.

Cash Flows from Investing Activities

Net cash used in investing activities was $105.3 million for the nine months ended September 30, 2015 and $417.8 million for the nine months ended September 30, 2014. Significant components of net cash used in investing activities include:

•	in 2015, development of real estate and property improvements, ($509.9) million;

•	in 2015, proceeds from the sale of real estate, $1,092.0 million;

•	in 2015, acquisition of real estate, ($342.1) million; and

•	in 2014, development of real estate and property improvements, ($453.7) million.

Cash Flows from Financing Activities

Net cash used in financing activities was $873.5 million for the nine months ended September 30, 2015 and $686.2 million for the nine months ended September 30, 2014. Significant components of net cash used in financing activities include:

•	in 2015, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, of $1,297.4 million net of principal payments of ($1,575.1) million;

•	in 2015, cash distributions paid to common stockholders of ($451.7) million;

•	in 2014, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments of $291.5 million;

•	in 2014, the acquisition of 27.6 million shares of our common stock, ($555.8) million; and

•	in 2014, cash distributions paid to common stockholders of ($392.7) million.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 for a discussion of the revised definition of discontinued operations, the updated consolidation standard, and a recently-issued revenue recognition pronouncement. We have elected to adopt the revised definition of discontinued operations prospectively on January 1, 2015, pursuant to the pronouncement’s terms. The updated consolidation standard is effective for interim and annual reporting periods beginning after December 15, 2015. On July 9, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective beginning with the first quarter 2018. We are currently evaluating the impact of the adoption of the updated consolidation standard and the recently-issued revenue recognition standard on our consolidated financial statements.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI and FFO as they are financial measures widely used in the REIT industry.  In order to provide a better understanding of the relationship between the Company’s non-GAAP financial measures of NOI, Company NOI, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of GAAP operating income to NOI and Company NOI and a reconciliation of net income attributable to GGP to FFO and Company FFO.  None of the Company’s non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to GGP and none are necessarily indicative of cash available to fund cash needs.  In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company’s ownership share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for on the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments for the Company as a whole.

The following table reconciles Company NOI to GAAP Operating Income (dollars in thousands) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Company NOI	$565,593	$535,139	$1,653,514	$1,583,999
Adjustments for minimum rents, real estate taxes and other property operating costs	(9,240)	(5,025)	(35,291)	(30,611)
Proportionate NOI	556,353	530,114	1,618,223	1,553,388
Unconsolidated Properties	(150,855)	(104,590)	(412,650)	(308,598)
NOI of Sold Interests	245	19,847	12,540	57,987
Noncontrolling interest in NOI of Consolidated Properties	4,422	4,648	13,321	13,624
Consolidated Properties	410,165	450,019	1,231,434	1,316,401
Management fees and other corporate revenues	19,496	17,355	65,313	51,759
Property management and other costs	(38,685)	(34,428)	(121,847)	(119,391)
General and administrative	(12,627)	(12,778)	(37,395)	(52,609)
Depreciation and amortization	(154,228)	(182,237)	(483,026)	(528,928)
Gain (loss) on sales of investment properties	854	—	863	(44)
Operating Income	$224,975	$237,931	$655,342	$667,188

The following table reconciles Company EBITDA to GAAP Net income attributable to GGP for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Company EBITDA	$525,584	$497,634	$1,529,837	$1,457,769
Adjustments for minimum rents, real estate taxes, other property operating costs, and general and administrative	(9,240)	(5,025)	(35,291)	(48,465)
Proportionate EBITDA	516,344	492,609	1,494,546	1,409,304
Unconsolidated Properties	(142,465)	(96,702)	(382,201)	(284,034)
EBITDA of sold interests	226	19,780	12,370	57,757
Noncontrolling interest in EBITDA of Consolidated Properties	4,244	4,481	12,790	13,133
Consolidated Properties	378,349	420,168	1,137,505	1,196,160
Depreciation and amortization	(154,228)	(182,237)	(483,026)	(528,928)
Interest income	13,232	8,536	34,896	19,801
Interest expense	(144,891)	(174,109)	(460,289)	(528,273)
Loss on foreign currency	(25,092)	(15,972)	(46,540)	(7,017)
Benefit from (provision for) income taxes	17,996	4,800	29,082	(2,836)
Equity in income of Unconsolidated Real Estate Affiliates	16,584	7,391	41,115	33,868
Unconsolidated Real Estate Affiliates - gain on investment	11,163	—	320,950	—
Discontinued operations	—	8,822	—	203,649
Gain from changes in control of investment properties and other	13,399	—	622,412	—
Gain (loss) on sales of investment properties	854	—	863	(44)
Allocation to noncontrolling interests	(3,514)	(2,791)	(16,447)	(10,008)
Net income attributable to GGP	$123,852	$74,608	$1,180,521	$376,372

The following table reconciles Company FFO to GAAP net income attributable to GGP for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Company FFO	$340,747	$308,250	$968,639	$898,228
Adjustments for minimum rents, property operating expenses, general and administrative, market rate adjustments, debt extinguishment, income taxes, and FFO from discontinued operations	(23,974)	(15,019)	(77,849)	2,112
Proportionate FFO (1)	316,773	293,231	890,790	900,340
Depreciation and amortization of capitalized real estate costs	(220,039)	(230,036)	(660,604)	(663,434)
Gain from changes in control of investment properties and other	13,399	—	622,412	—
Preferred stock dividends	3,984	3,984	11,952	11,952
(Loss) gain on sales of investment properties	(2,359)	7,605	(2,352)	131,321
Unconsolidated Real Estate Affiliates - gain on investment	11,163	—	320,950	—
Noncontrolling interests in depreciation of Consolidated Properties	1,948	2,554	5,905	6,484
Redeemable noncontrolling interests	(1,017)	(412)	(8,532)	(2,049)
Depreciation and amortization of discontinued operations	—	(2,318)	—	(8,242)
Net income attributable to GGP	$123,852	$74,608	$1,180,521	$376,372

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

ITEM 1A    RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to the stock repurchases made by GGP during the nine months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
June 2015	650,000	$26.00	650,000	$100,656,624
August 2015	1,535,252	$25.71	1,535,252	$561,178,739
September 2015	1,868,368	$24.84	1,868,368	$514,762,922
Total	4,053,620	$25.36	4,053,620

(1) The Company's stock repurchase program, approved by our Board of Directors on August 8, 2011, authorizes the purchase of up to $250 million of the Company's common stock. On August 18, 2015, our Board of Directors approved an increase of $500 million to the Company's existing share repurchase program.

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

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, has been filed with the SEC on November 5, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2015. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: November 4, 2015	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.1	First Amendment dated July 1, 2015 to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014.	10-Q	10.1	8/6/2015	001-34948

10.2	Fourth Amended and Restated Credit Agreement dated October 30, 2015	8-K	10.1	11/2/2015	001-34948

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, has been filed with the SEC on November 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.