Form 10-K
period 2015-12-31
General Growth Properties, Inc.
filed 2016-02-19
CIK 1496048

Use these links to rapidly review the document

GENERAL GROWTH PROPERTIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate by check mark whether the registrant has filed all reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒    No ☐
On June 30, 2015, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $15.0 billion based upon the closing price of the common stock on such date.
As of February 17, 2016, there were 882,505,167 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on May 17, 2016 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2015

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
Our Company and Strategy
Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio predominantly comprised of Class A malls (defined primarily by sales per square foot) and urban retail properties. Our retail properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of such activity. As of December 31, 2015, we own, either entirely or with joint venture partners, 131 retail properties located throughout the United States comprising approximately 128 million square feet of gross leasable area ("GLA").
Our portfolio generated total comparable tenant sales (all less anchors) of $21.0 billion and comparable tenant sales (<10,000 square feet) of $588 per square foot during 2015. We have 78 Class A retail properties reporting tenant sales (all less anchors) of $16.9 billion and tenant sales (<10,000 square feet) of $682 per square foot that contribute approximately 76% of our share of Company net operating income ("Company NOI" as defined in Item 7). The quality of our portfolio is further summarized in the table below which indicates the 78 Class A retail properties and their contribution to our 2015 share of Company NOI. Sales (all less anchors) is presented as total sales volume in millions of dollars and Sales (<10,000 sq ft) is presented as sales per square foot in dollars.

Top Retail Properties	2015 Sales (all less anchors)	2014 Sales (all less anchors)	2015 Sales (<10,000 sq ft)	2014 Sales (<10,000 sq ft)	Sales Growth (all less anchors)	Sales Growth (<10,000 sq ft)	% of Company NOI
Top 10	$3,709	$3,650	$804	$809	1.6%	(0.6)%	23.0%
Top 30	8,455	8,184	683	658	3.3%	3.8%	48.0%
Top 50	13,184	12,888	702	689	2.3%	1.8%	66.0%
Top 100	19,468	18,953	604	588	2.7%	2.8%	95.0%
Total Retail Properties	20,981	20,407	588	571	2.8%	3.0%	100.0%
78 Class A Retail Properties	16,898	16,387	682	666	3.1%	2.4%	76.0%
Our long-term earnings growth is driven by:
1)positive leasing spreads;
2)improved occupancy;
3)value creation from redevelopment projects.
We may also recycle capital by strategic dispositions, opportunistic investments in high quality retail properties and controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company EBITDA growth.
As of December 31, 2015 our total leased space (as defined in Item 7) was 96.9%. On a suite-to-suite basis, the leases commencing occupancy in 2015 exhibited initial rents that were 10.8% higher than the final rents paid on expiring leases compared to 18.3% for those commencing in 2014.
We have identified approximately $2.3 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve stabilized returns on cost of approximately 9-11% for all projects.
We may recycle capital by opportunistically investing in high quality retail properties. We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Transactions
During 2015, we completed transactions that promote our long-term strategy as summarized below (figures shown represent our proportionate share):

•	sold a total 37.5% interest in Ala Moana Center to joint venture partners for total consideration of $2.0 billion;

•
acquired interests in two retail properties located in New York City (730 Fifth Ave and 85 Fifth Ave) for total consideration of $710.2 million, which included equity of $222.5 million and debt of $487.7 million (Note 3);

•
acquired a 50% interest in a joint venture with Sears Holdings Corporation (subsequently Sears Holdings Corporation sold its interest to Seritage Growth Properties) that owns anchor pads and in-place leases at 12 stores located at our properties for a net amount of approximately $131.0 million;

•	sold interests in three assets for total consideration of $163.4 million, which resulted in a gain of $27.0 million;

•	repurchased 4.3 million of our common shares at $25.34 per share for a total price of $109.6 million;

•	acquired additional 2.5% equity interest in the Miami Design District Associates, LLC ("MDD"), a large urban retail development project for $40.0 million; and

•	purchased 1,125,760 shares of Seritage Growth Properties common stock at $29.58 per share for a total of $33.3 million.

Segments
We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company NOI in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue, Company NOI, or combined assets. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.
For the year ended December 31, 2015, our largest tenant, Limited Brands, Inc., (based on common parent ownership) accounted for approximately 3.7% of rents. Our three largest tenants, Limited Brands, Inc., The Gap, Inc., and Foot Locker, Inc., in aggregate, comprised approximately 9.4% of rents.
Competition
In order to maintain and increase our competitive position within a marketplace we:

•	strategically locate tenants within each property to achieve a merchandising strategy that promotes cross-shopping and maximizes sales;

•	introduce new concepts to the property which may include restaurants, theaters, first-to-market retailers, and e-commerce retailers;

•	invest capital to provide the right environment for our tenants and consumers, including aesthetic, technological, and infrastructure improvements; and

•	ensure our properties are clean, secure and comfortable.
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
As of December 31, 2015, the Phase I environmental site assessments have not revealed any environmental conditions that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that these assessments do not reveal all potential environmental liabilities or that conditions have changed since the assessment was prepared (typically, at the time the property was purchased or developed).
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
Financing Policies
We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. We generally seek to finance individual properties on a secured basis and ladder our maturities. Mortgage financing instruments usually limit additional indebtedness on those properties. Typically, we invest in or form separate legal entities to assist us in obtaining permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party or as a securitized financing. These legal entities are structured so that they would not necessarily be consolidated in the event we became subject to a bankruptcy proceeding or liquidation. We decide upon the structure of the financing based upon the best terms available to us and whether the proposed financing is consistent with our other business objectives. We seek to minimize corporate recourse and cross collateralization and generally adhere to investment grade secured debt levels. We include the outstanding securitized debt of legal entities owning consolidated properties as part of our consolidated indebtedness.
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

If our Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Any such offering could dilute a stockholder's investment in us. Brookfield Asset Management Inc. (including certain of its affiliates, "Brookfield") has preemptive rights to purchase our common stock as necessary to allow it to maintain its respective proportional ownership interest in GGP on a fully diluted basis.
We have a dividend reinvestment plan ("DRIP"). We may determine to pay dividends in a combination of cash and shares of common stock.
Conflict of Interest Policies
We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for NYSE companies. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our Related Party Transaction Policy, including such transactions with Brookfield (as defined above), our largest stockholder.
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
Employees
As of February 2, 2016, we had approximately 1,700 employees.
Insurance
We have comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.
Qualification as a REIT
The Company intends to maintain REIT status, and therefore our operations generally will not be subject to federal income tax on real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2015, 2014 and 2013 has been presented in Note 11.
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
We may be unable to lease space in our properties on favorable terms or at all
Our results of operations depend on our ability to continue to lease space in our properties, including vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix, or leasing properties on economically favorable terms. Because approximately 6% to 12% of our total leases expire annually based on expiring GLA, we are continually focused on leasing our properties. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases.
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
We provide financial support for a number of joint venture partners
We provide financing to some of our joint venture partners. As of December 31, 2015, we have provided venture partners loans of $520.2 million (of which $514.8 million is secured by the respective partnership interests). A default by a joint venture partner under their debt obligation may result in a loss.
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
We believe that we are a domestically controlled qualified investment entity as defined by the Code. The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015 and it permits a publicly traded REIT to treat all of its 5%-or-less shareholders as United States persons unless it has actual knowledge to the contrary. Even with this change in presumption, no assurance can be given that the Company is or will continue to be a domestically controlled qualified investment entity.

An ownership limit, certain anti-takeover defenses and applicable law may hinder any attempt to acquire us
Our amended and restated certificate of incorporation and amended and restated bylaws contain the following limitations.
The ownership limit.  In order to protect our REIT status, our certificate of incorporation provides the following three restrictions on transfer:

•
No one person may own more than 9.9% of the outstanding number or value. This ensures we meet the REIT requirement that not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly by five or fewer “individuals” at any time during the last half of a taxable year.

•
No person can acquire shares that would result in outstanding shares being beneficially owned by fewer than 100 persons. This ensures we meet the REIT requirement that there be at least 100 stockholders.

•
No person can transfer shares that would cause us or our subsidiaries to constructively own 10% or more of the ownership interests in a tenant. This protects against having certain rent be treated as “related party” rent and thereby having such rent be non-qualifying income for purposes of the REIT tests.

Our board of directors has the ability to provide a waiver from these ownership restrictions. Any attempt to own or transfer shares or any of our other shares of beneficial interest in violation of these restrictions may result in the transfer being automatically void. Our charter provides that shares in excess of the ownership limits will be transferred to a trust for the exclusive benefit of a charitable beneficiary. As of February 4, 2015, Brookfield's potential ownership of the Company (assuming full share settlement of the Warrants (Note 9)), including (i) the effect of shares issuable upon exercise of the Warrants owned by Brookfield or managed by Brookfield on behalf of third parties and (ii) shares managed by Brookfield on behalf of third parties, is 39.8%, which is stated in their Form 13D filed on the same date.
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
There is a risk of investor influence over our company that may be adverse to our best interests and those of our other shareholders
Brookfield owns, or manages on behalf of third parties, a significant portion of the shares of our common stock (excluding shares issuable upon the exercise of Warrants) as of December 31, 2015. The effect of the exercise of the Warrants by Brookfield or the election to receive future dividends in the form of common stock, would further increase their ownership. Due to the Warrants, Brookfield's potential ownership amount will continue to change due to payments of dividends and changes in our stock price.
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
Brookfield has the right to designate three directors of our Board of Directors as long as it owns 20% or greater of our outstanding shares as stated under the various agreements made during GGP's emergence from bankruptcy in 2010. As long as Brookfield owns directly or indirectly, a substantial portion of our outstanding shares, subject to the terms of the standstill agreements, it would be able to exert significant influence over us, including:
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
Some of our directors are involved in other businesses including, without limitation, real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us and our board of directors has adopted resolutions renouncing any interest or expectation in any such business opportunities. In addition, our relationship agreement with Brookfield Asset Management Inc. contains significant exclusions from Brookfield's obligation to present opportunities to us.
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

Liquidity Risks
Our indebtedness could adversely affect our financial health and operating flexibility
As of December 31, 2015, we had $19.9 billion aggregate principal amount of indebtedness outstanding at our proportionate share, net of noncontrolling interest, which includes $315.0 million under our revolving credit facility, $5.5 billion of our share of unconsolidated debt, and our Junior Subordinated Notes of $206.2 million. Our indebtedness may have important consequences to us and the value of our equity, including:

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
Our debt contains restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions or operate our business
The terms of certain of our debt will require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest coverage and net worth, or to satisfy similar tests as a precondition to incurring additional debt. We entered into a revolving credit facility in April 2012 that subjects us to such covenants and restrictions. The revolving credit facility was amended in October 2015, and we may draw up to $1.1 billion under it. In addition, certain of our indebtedness contains restrictions. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:
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
We may not be able to refinance, extend or repay our consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates
As of December 31, 2015, our proportionate share of total debt, including the $206.2 million of Junior Subordinated Notes and $315.0 million under our revolving credit facility, aggregated $19.9 billion consisting of our consolidated debt, net of noncontrolling interest, of $14.4 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates (Note 6) of $5.5 billion. Of our proportionate share of total debt, $1.9 billion (excluding the corporate revolver) is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder. There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans. If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

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
FORWARD-LOOKING INFORMATION
Refer to Item 7.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our investments in real estate as of December 31, 2015 consisted of our interests in 131 retail properties. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. We manage substantially all of our Consolidated Properties (defined in Note 1) and provide management, leasing, and other services to a majority of our Unconsolidated Properties. Information regarding encumbrances on our properties is included here and on Schedule III of this Annual Report.
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
The following sets forth certain information regarding our properties as of December 31, 2015:
RETAIL PROPERTIES

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
Consolidated Retail Properties
1	200 Lafayette	New York, NY	100%	31,328	31,328	100.0%	Pirch
2	830 N. Michigan Ave.	Chicago, IL	100%	117,411	117,411	100.0%	Uniqlo, Topshop
3	Apache Mall (1)	Rochester, MN	100%	778,053	408,937	98.3%	Herberger's, JCPenney, Macy's
4	Augusta Mall (1)	Augusta, GA	100%	1,100,812	503,589	95.5%	Dillard's, JCPenney, Macy's, Sears
5	Baybrook Mall	Friendswood (Houston), TX	100%	1,457,433	639,897	99.8%	Dillard's, JCPenney, Macy's, Sears
6	Beachwood Place	Beachwood, OH	100%	980,899	321,717	98.5%	Dillard's, Nordstrom, Saks Fifth Avenue
7	Bellis Fair	Bellingham (Seattle), WA	100%	775,149	436,839	98.4%	JCPenney, Kohl's, Macy's, Target
8	Boise Towne Square (1)	Boise, ID	100%	1,210,992	423,035	96.8%	Dillard's, JCPenney, Macy's, Sears, Kohl's

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
9	Brass Mill Center	Waterbury, CT	100%	1,179,573	444,756	96.9%	Burlington Coat Factory, JCPenney, Macy's, Sears
10	Coastland Center (1)	Naples, FL	100%	927,824	337,434	96.7%	Dillard's, JCPenney, Macy's, Sears
11	Columbia Mall	Columbia, MO	100%	735,398	314,338	93.7%	Dillard's, JCPenney, Sears, Target
12	Columbiana Centre	Columbia, SC	100%	790,020	269,101	99.7%	Belk, Dillard's, JCPenney
13	Coral Ridge Mall	Coralville (Iowa City), IA	100%	1,062,516	521,555	97.7%	Dillard's, JCPenney, Target, Younkers
14	Coronado Center (1)	Albuquerque, NM	100%	1,102,851	516,204	100.0%	JCPenney, Kohl's, Macy's, Sears
15	Crossroads Center	St. Cloud, MN	100%	889,851	366,409	97.2%	JCPenney, Macy's, Sears, Target
16	Cumberland Mall	Atlanta, GA	100%	1,034,845	386,861	99.5%	Costco, Macy's, Sears
17	Deerbrook Mall	Humble (Houston), TX	100%	1,212,015	558,475	99.1%	Dillard's, JCPenney, Macy's, Sears
18	Eastridge Mall WY	Casper, WY	100%	566,351	276,555	88.4%	JCPenney, Macy's, Sears, Target
19	Eastridge Mall CA (2)	San Jose, CA	100%	1,331,251	658,990	98.8%	JCPenney, Macy's, Sears
20	Fashion Place (1)	Murray, UT	100%	923,466	441,863	97.0%	Dillard's, Nordstrom
21	Fashion Show	Las Vegas, NV	100%	1,866,694	833,406	99.0%	Dillard's, Macy's, Macy's Men's, Neiman Marcus, Nordstrom, Saks Fifth Avenue
22	Four Seasons Town Centre	Greensboro, NC	100%	1,080,634	438,618	92.9%	Dillard's, JCPenney
23	Fox River Mall	Appleton, WI	100%	1,191,188	596,274	98.3%	JCPenney, Macy's, Sears, Target, Younkers
24	Glenbrook Square	Fort Wayne, IN	100%	1,224,976	448,106	90.1%	JCPenney, Macy's, Sears, Carson's
25	Governor's Square (1)	Tallahassee, FL	100%	1,031,290	339,685	92.7%	Dillard's, JCPenney, Macy's, Sears
26	Grand Teton Mall	Idaho Falls, ID	100%	628,665	211,466	91.9%	Dillard's, JCPenney, Macy's, Sears
27	Greenwood Mall	Bowling Green, KY	100%	851,589	422,536	97.4%	Dillard's, JCPenney, Macy's, Sears
28	Hulen Mall	Ft. Worth, TX	100%	993,007	396,437	96.8%	Dillard's, Macy's, Sears
29	Jordan Creek Town Center	West Des Moines, IA	100%	1,355,642	746,149	97.8%	Dillard's, Younkers
30	Lakeside Mall	Sterling Heights, MI	100%	1,503,945	483,227	85.1%	JCPenney, Lord & Taylor, Macy's, Macy's Men's & Home, Sears
31	Lynnhaven Mall	Virginia Beach, VA	100%	1,156,327	624,935	98.4%	Dillard's, JCPenney, Macy's
32	Mall Of Louisiana	Baton Rouge, LA	100%	1,572,793	623,529	98.9%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Sears
33	Mall St. Matthews	Louisville, KY	100%	1,019,225	505,090	98.1%	Dillard's, Dillard's Men's & Home, JCPenney
34	Market Place Shopping Center	Champaign, IL	100%	896,958	512,144	98.3%	Bergner's, JCPenney, Macy's,
35	Mayfair	Wauwatosa (Milwaukee), WI	100%	1,573,084	621,190	97.0%	Boston Store, Macy's, Nordstrom
36	Meadows Mall	Las Vegas, NV	100%	944,695	307,842	95.8%	Dillard's, JCPenney, Macy's, Sears
37	Mondawmin Mall	Baltimore, MD	100%	458,710	393,182	99.8%

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
38	Newgate Mall (1)	Ogden (Salt Lake City), UT	100%	676,187	338,394	96.7%	Dillard's, Sears, Burlington Coat Factory
39	North Point Mall	Alpharetta (Atlanta), GA	100%	1,331,220	428,219	93.3%	Dillard's, JCPenney, Macy's, Sears, Von Maur
40	North Star Mall	San Antonio, TX	100%	1,248,491	519,169	99.2%	Dillard's, JCPenney, Macy's, Saks Fifth Avenue
41	Northridge Fashion Center	Northridge (Los Angeles), CA	100%	1,461,560	637,117	97.7%	JCPenney, Macy's, Macy's Men's & Home, Sears
42	Northtown Mall (1)	Spokane, WA	100%	948,507	429,627	86.8%	JCPenney, Kohl's, Macy's, Sears
43	Oak View Mall	Omaha, NE	100%	859,446	255,260	81.1%	Dillard's, JCPenney, Sears, Younkers
44	Oakwood Center	Gretna, LA	100%	913,845	399,817	98.4%	Dillard's, JCPenney, Sears
45	Oakwood Mall	Eau Claire, WI	100%	817,880	403,036	95.3%	JCPenney, Macy's, Sears, Younkers
46	Oglethorpe Mall	Savannah, GA	100%	942,942	406,358	97.0%	Belk, JCPenney, Macy's, Sears
47	Oxmoor Center (1)	Louisville, KY	94%	917,596	350,386	95.5%	Macy's, Sears, Von Maur
48	Paramus Park (1)	Paramus, NJ	100%	764,902	305,845	98.6%	Macy's, Sears
49	Park City Center	Lancaster (Philadelphia), PA	100%	1,438,538	535,373	93.9%	Boscov's, JCPenney, Kohl's, Sears, The Bon Ton
50	Park Place	Tucson, AZ	100%	1,054,959	473,502	99.7%	Dillard's, Macy's, Sears
51	Peachtree Mall	Columbus, GA	100%	822,253	301,038	93.7%	Dillard's, JCPenney, Macy's
52	Pecanland Mall	Monroe, LA	100%	963,277	347,841	95.1%	Belk, Burlington Coat Factory, Dillard's, JCPenney, Sears
53	Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	100%	1,135,329	354,054	98.2%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Macy's Home Store, Sears
54	Pioneer Place (1)	Portland, OR	100%	636,750	347,852	88.8%
55	Prince Kuhio Plaza (1)	Hilo, HI	100%	496,466	310,046	96.4%	Macy's, Macy's Men's & Home & Childrens, Sears
56	Providence Place (1)	Providence, RI	94%	1,251,502	733,382	99.7%	Macy's, Nordstrom
57	Provo Towne Centre (1) (2)	Provo, UT	75%	792,022	300,303	85.8%	Dillard's, JCPenney, Sears
58	Quail Springs Mall	Oklahoma City, OK	100%	1,111,708	446,112	97.9%	Dillard's, JCPenney, Macy's, Von Maur
59	Red Cliffs Mall	St. George, UT	100%	448,092	155,757	99.1%	Dillard's, JCPenney, Sears
60	Ridgedale Center	Minnetonka, MN	100%	1,102,775	301,835	97.9%	JCPenney, Macy's, Sears, Nordstrom
61	River Hills Mall	Mankato, MN	100%	707,654	343,712	94.9%	Herberger's, JCPenney, Sears, Target
62	Rivertown Crossings	Grandville (Grand Rapids), MI	100%	1,267,104	631,479	96.5%	JCPenney, Kohl's, Macy's, Sears, Younkers
63	Rogue Valley Mall	Medford (Portland), OR	100%	637,153	280,169	81.0%	JCPenney, Kohl's, Macy's, Macy's Home Store
64	Sooner Mall	Norman, OK	100%	504,208	237,303	100.0%	Dillard's, JCPenney, Sears

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
65	Southwest Plaza (3)	Littleton, CO	100%	1,201,798	559,849	98.3%	Dillard's, JCPenney, Macy's, Sears
66	Spokane Valley Mall (1)	Spokane, WA	75%	866,156	350,545	94.8%	JCPenney, Macy's, Sears
67	Staten Island Mall	Staten Island, NY	100%	1,264,622	524,108	97.9%	Macy's, Sears, JCPenney
68	Stonestown Galleria	San Francisco, CA	100%	836,454	408,161	97.4%	Macy's, Nordstrom
69	The Crossroads	Portage (Kalamazoo), MI	100%	769,375	266,414	96.7%	Burlington Coat Factory, JCPenney, Macy's, Sears
70	The Gallery At Harborplace (1)	Baltimore, MD	100%	394,692	111,371	86.9%
71	The Maine Mall (1)	South Portland, ME	100%	1,022,894	523,788	99.5%	JCPenney, Macy's, Sears, The Bon Ton
72	The Mall In Columbia	Columbia, MD	100%	1,433,915	633,747	98.1%	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears
73	The Oaks Mall	Gainesville, FL	100%	906,104	348,237	94.7%	Belk, Dillard's, JCPenney, Macy's, Sears
74	The Parks At Arlington	Arlington (Dallas), TX	100%	1,510,413	761,468	99.7%	Dillard's, JCPenney, Macy's, Sears
75	The Shoppes At Buckland Hills	Manchester, CT	100%	1,072,972	560,361	93.8%	JCPenney, Macy's, Macy's Men's & Home, Sears
76	The Shops At Fallen Timbers	Maumee, OH	100%	612,582	351,080	95.1%	Dillard's, JCPenney
77	The Shops at La Cantera	San Antonio, TX	75%	1,317,115	619,424	99.3%	Dillard's, Macy's, Neiman Marcus, Nordstrom
78	The Streets At Southpoint	Durham, NC	94%	1,335,455	609,108	98.7%	Hudson Belk, JCPenney, Macy's, Nordstrom, Sears
79	The Woodlands Mall	Woodlands (Houston), TX	100%	1,377,487	625,144	99.3%	Dillard's, JCPenney, Macy's, Nordstrom
80	Town East Mall	Mesquite (Dallas), TX	100%	1,222,841	413,455	97.1%	Dillard's, JCPenney, Macy's, Sears
81	Tucson Mall (1)	Tucson, AZ	100%	1,281,249	612,486	95.8%	Dillard's, JCPenney, Macy's, Sears
82	Tysons Galleria (1)	McLean (Washington, D.C.), VA	100%	802,176	290,243	95.7%	Macy's, Neiman Marcus, Saks Fifth Avenue
83	Valley Plaza Mall	Bakersfield, CA	100%	1,177,704	520,736	99.9%	JCPenney, Macy's, Sears, Target
84	Visalia Mall	Visalia, CA	100%	435,146	178,146	95.6%	JCPenney, Macy's
85	Westlake Center	Seattle, WA	100%	108,785	108,785	93.2%
86	Westroads Mall	Omaha, NE	100%	1,050,022	520,986	96.4%	JCPenney, Von Maur, Younkers
87	White Marsh Mall	Baltimore, MD	100%	1,160,677	437,322	97.0%	JCPenney, Macy's, Macy's Home Store, Sears, Boscov's
88	Willowbrook (1)	Wayne, NJ	100%	1,518,937	488,877	100.0%	Bloomingdale's, Lord & Taylor, Macy's, Sears
89	Woodbridge Center	Woodbridge, NJ	100%	1,667,136	650,462	94.9%	Boscov's, JCPenney, Lord & Taylor, Macy's, Sears
		Total Consolidated Retail Properties		89,156.533	38,526.399
Unconsolidated Retail Properties
90	522 Fifth Avenue	New York, NY	10%	1,918	1,918	100.0%
91	530 Fifth Avenue	New York, NY	50%	31,230	31,230	100.0%	Fossil, Desigual, Chase Bank
92	685 Fifth Avenue	New York, NY	50%	126,477	23,374	100.0%	Coach

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
93	730 Fifth Avenue	New York, NY	50%	97,628	64,956	100.0%	Bulgari, Mikimoto, Piaget
94	85 Fifth Avenue	New York, NY	50%	12,946	12,946	100.0%	Anthropologie
95	Ala Moana Center (1)	Honolulu, HI	62.5%	2,339,704	1,113,336	95.5%	Macy's, Neiman Marcus, Nordstrom, Bloomingdale's
96	Alderwood	Lynnwood (Seattle), WA	50%	1,323,297	578,303	98.9%	JCPenney, Macy's, Nordstrom, Sears
97	Altamonte Mall	Altamonte Springs (Orlando), FL	50%	1,161,675	483,127	97.0%	Dillard's, JCPenney, Macy's, Sears
98	Bayside Marketplace (1)	Miami, FL	51%	207,040	205,937	97.5%
99	Bridgewater Commons	Bridgewater, NJ	35%	1,001,464	406,004	97.1%	Bloomingdale's, Lord & Taylor, Macy's
100	Carolina Place	Pineville (Charlotte), NC	50%	1,159,861	386,359	97.2%	Belk, Dillard's, JCPenney, Macy's, Sears
101	Christiana Mall (1)	Newark, DE	50%	1,266,991	625,679	99.4%	JCPenney, Macy's, Nordstrom, Target
102	Clackamas Town Center	Happy Valley, OR	50%	1,410,992	636,150	99.6%	JCPenney, Macy's, Macy's Home Store, Nordstrom, Sears
103	First Colony Mall	Sugar Land, TX	50%	1,129,963	510,915	99.4%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's
104	Florence Mall	Florence (Cincinnati, OH), KY	50%	940,967	388,560	87.6%	JCPenney, Macy's, Macy's Home Store, Sears
105	Galleria At Tyler (1)	Riverside, CA	50%	1,027,845	559,637	99.4%	JCPenney, Macy's, Nordstrom
106	Glendale Galleria (1)	Glendale, CA	50%	1,473,107	504,094	98.8%	Bloomingdale's, JCPenney, Macy's, Target
107	Kenwood Towne Centre (1)	Cincinnati, OH	50%	1,161,167	519,846	100.0%	Dillard's, Macy's, Nordstrom
108	Miami Design District (4)	Miami, FL	15%	509,860	417,943	100.0%	Bulgari, Fendi, Hermes, Louis Vuitton, Prada, Valentino
109	Mizner Park (1)	Boca Raton, FL	47%	520,891	176,870	90.1%	Lord & Taylor
110	Natick Mall	Natick (Boston), MA	50%	1,500,606	747,514	98.5%	Lord & Taylor, Macy's, Sears, Neiman Marcus, Nordstrom
111	Neshaminy Mall	Bensalem, PA	50%	1,025,800	391,619	95.8%	Boscov's, Macy's, Sears
112	Northbrook Court	Northbrook (Chicago), IL	50%	1,014,506	478,229	95.3%	Lord & Taylor, Macy's, Neiman Marcus
113	Oakbrook Center	Oak Brook (Chicago), IL	48%	2,426,311	1,112,337	98.3%	Lord & Taylor, Macy's, Neiman Marcus, Nordstrom, Sears
114	Otay Ranch Town Center	Chula Vista (San Diego), CA	50%	646,996	506,996	96.8%	Macy's
115	Park Meadows	Lone Tree, CO	35%	1,577,029	754,029	98.8%	Dillard's, JCPenney, Macy's, Nordstrom
116	Perimeter Mall	Atlanta, GA	50%	1,564,332	511,058	97.1%	Dillard's, Macy's, Nordstrom, Von Maur
117	Pinnacle Hills Promenade	Rogers, AR	50%	987,521	359,079	94.6%	Dillard's, JCPenney
118	Plaza Frontenac	St. Louis, MO	55%	485,231	224,518	96.9%	Neiman Marcus, Saks Fifth Avenue
119	Riverchase Galleria	Hoover (Birmingham), AL	50%	1,498,623	558,565	96.6%	Belk, JCPenney, Macy's, Sears, Von Maur

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
120	Saint Louis Galleria (5)	St. Louis, MO	74%	1,161,299	447,247	96.5%	Dillard's, Macy's, Nordstrom
121	Stonebriar Centre	Frisco (Dallas), TX	50%	1,711,171	845,979	98.1%	Dillard's, JCPenney, Macy's, Nordstrom, Sears
122	The Grand Canal Shoppes (1)	Las Vegas, NV	50%	767,144	648,313	100.0%	Barneys New York
123	The Shoppes At River Crossing	Macon, GA	50%	728,709	395,490	97.9%	Belk, Dillard's
124	The Shops at Bravern	Bellevue, WA	40%	236,523	111,886	100.0%	Neiman Marcus
125	Towson Town Center	Towson, MD	35%	1,021,836	602,707	98.6%	Macy's, Nordstrom
126	Union/Geary	San Francisco, CA	50%	41,715	22,208	100.0%	Bulgari
127	Union/Stockton	San Francisco, CA	50%	16,987	16,987	100.0%	Apple
128	Village Of Merrick Park (1)	Coral Gables, FL	55%	839,979	408,716	97.4%	Neiman Marcus, Nordstrom
129	Water Tower Place	Chicago, IL	47%	794,716	408,289	98.6%	Macy's
130	Whaler's Village	Lahaina, HI	50%	106,520	103,963	100.0%
131	Willowbrook Mall	Houston, TX	50%	1,444,276	459,904	96.7%	Dillard's, JCPenney, Macy's, Macy's Men's, Sears
		Total Unconsolidated Retail Properties		38,502,853	17,762,817
		Total Retail Properties		127,659,386	56,289,216

OTHER RETAIL PROPERTIES
Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
132	Shopping Leblon	Rio de Janeiro, Brazil	35%	256,045	256,045	99.5%
133	Owings Mills Mall	Owings Mills, MD	50%	1,085,619	438,582	28.0%	JCPenney, Macy's
		Total Strip and Other Retail		1,341,664	694,627
_______________________________________________________________________________
(1)A portion of the property is subject to a ground lease.
(2)Sale of property closed subsequent to December 31, 2015.
(3)Southwest Plaza is currently under redevelopment.
(4)Investment is accounted for using the cost method of accounting for financial reporting purposes.

(5)	Ownership of Saint Louis Galleria is more than 50% but management decisions are decided by the joint venture and the entity is unconsolidated for reporting purposes.

MORTGAGES, NOTES AND OTHER DEBT
The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our consolidated properties and our Unconsolidated Real Estate Affiliates, as well as our unsecured corporate debt (dollars in thousands).

Name	GGP Ownership	Proportionate Balance(1)	Maturity Year(2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2015(3)
Fixed Rate
Consolidated Property Level
Brass Mill Center	100%	$94,930	2016	$93,347	4.55%	No
Lakeside Mall	100%	147,856	2016	144,451	4.28%	No
Provo Towne Center (4)	75%	29,701	2017	28,886	4.53%	No
Four Seasons Town Centre	100%	79,193	2017	72,532	5.60%	No
Apache Mall	100%	94,375	2017	91,402	4.32%	No
Mall of Louisiana	100%	205,875	2017	191,409	5.82%	No
The Gallery at Harborplace - Other	100%	5,303	2018	190	6.05%	No
Hulen Mall	100%	125,308	2018	118,702	4.25%	No
Governor's Square	100%	69,599	2019	66,488	6.69%	No
Oak View Mall	100%	77,951	2019	74,467	6.69%	No
Coronado Center	100%	193,705	2019	180,278	3.50%	No
Park City Center	100%	184,242	2019	172,224	5.34%	No
Newgate Mall	100%	58,000	2020	58,000	3.69%	No
Fashion Place	100%	226,730	2020	226,730	3.64%	No
Mall St. Matthews	100%	186,662	2020	170,305	2.72%	No
Town East Mall	100%	160,270	2020	160,270	3.57%	No
Tucson Mall	100%	246,000	2020	246,000	4.01%	No
Visalia Mall	100%	74,000	2020	74,000	3.71%	No
Tysons Galleria	100%	312,326	2020	282,081	4.06%	No
The Mall In Columbia	100%	348,469	2020	316,928	3.95%	No
Northridge Fashion Center	100%	233,291	2021	207,503	5.10%	No
Deerbrook Mall	100%	143,437	2021	127,934	5.25%	No
White Marsh Mall	100%	190,000	2021	190,000	3.66%	No
Park Place	100%	186,399	2021	165,815	5.18%	No
Providence Place	94%	337,279	2021	302,577	5.65%	No
Fox River Mall	100%	175,162	2021	156,373	5.46%	No
Oxmoor Center	94%	83,905	2021	74,781	5.37%	No
Rivertown Crossings	100%	158,257	2021	141,356	5.52%	No
Westlake Center - Land	100%	2,437	2021	2,437	12.90%	Yes - Full
Fashion Show - Other	100%	4,206	2021	1,577	6.06%	Yes - Full
Bellis Fair	100%	88,253	2022	77,060	5.23%	No
The Shoppes at Buckland Hills	100%	122,931	2022	107,820	5.19%	No
The Gallery at Harborplace	100%	77,797	2022	68,096	5.24%	No
The Streets at SouthPoint	94%	238,931	2022	207,909	4.36%	No
Spokane Valley Mall (4)	75%	44,610	2022	38,484	4.65%	No
Greenwood Mall	100%	63,000	2022	57,469	4.19%	No
North Star Mall	100%	319,506	2022	270,113	3.93%	No
Coral Ridge Mall	100%	109,806	2022	98,394	5.71%	No
Rogue Valley Mall	100%	54,862	2022	48,245	4.50%	No
The Oaks Mall	100%	131,895	2022	112,842	4.55%	No
Westroads Mall	100%	148,975	2022	127,455	4.55%	No
Coastland Center	100%	122,554	2022	102,621	3.76%	No
Pecanland Mall	100%	88,840	2023	75,750	3.88%	No
Crossroads Center (MN)	100%	101,558	2023	83,026	3.25%	No
Cumberland Mall	100%	160,000	2023	160,000	3.67%	No
The Woodlands	100%	250,526	2023	207,057	5.04%	No
Meadows Mall	100%	154,969	2023	118,726	3.96%	No
Oglethorpe Mall	100%	150,000	2023	136,166	3.90%	No
Prince Kuhio Plaza	100%	43,132	2023	35,974	4.10%	No
Augusta Mall	100%	170,000	2023	170,000	4.36%	No
Staten Island Mall	100%	253,295	2023	206,942	4.77%	No

Name	GGP Ownership	Proportionate Balance(1)	Maturity Year(2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2015(3)
Stonestown Galleria	100%	180,000	2023	164,720	4.39%	No
Boise Towne Square	100%	130,345	2023	106,372	4.79%	No
The Crossroads (MI)	100%	96,782	2023	80,833	4.42%	No
Jordan Creek Town Center	100%	213,137	2024	177,448	4.37%	No
Woodbridge Center	100%	250,000	2024	220,726	4.80%	No
The Maine Mall	100%	235,000	2024	235,000	4.66%	No
Baybrook Mall	100%	249,178	2024	212,423	5.52%	No
The Parks At Arlington	100%	249,186	2024	212,687	5.57%	No
Fashion Show	100%	835,000	2024	835,000	4.03%	No
Beachwood Place	100%	220,000	2025	184,350	3.94%	No
Pembroke Lakes Mall	100%	260,000	2025	260,000	3.56%	No
Valley Plaza Mall	100%	240,000	2025	206,847	3.75%	No
Willowbrook Mall	100%	360,000	2025	360,000	3.55%	No
Boise Towne Plaza	100%	19,891	2025	16,006	4.13%	No
Paramus Park	100%	120,000	2025	120,000	4.07%	No
Glenbrook Square	100%	162,000	2025	137,791	4.27%	No
Peachtree Mall	100%	88,000	2025	70,865	4.31%	No
North Point Mall	100%	250,000	2026	218,205	4.54%	No
The Shops at La Cantera	75%	262,500	2027	262,500	3.60%	No
Providence Place - Other	94%	34,771	2028	2,247	7.75%	No
Provo Towne Center Land	75%	2,249	2095	37	10.00%	Yes - Full
Consolidated Property Level		$11,788,347		$10,733,249	4.43%

Unconsolidated Property Level
Riverchase Galleria	50%	$152,500	2017	$152,500	5.65%	No
The Shops at Bravern	40%	20,854	2017	20,273	3.86%	No
Plaza Frontenac	55%	28,600	2018	28,600	3.04%	No
Saint Louis Galleria	74%	158,262	2018	158,262	3.44%	No
The Grand Canal Shoppes	50%	313,125	2019	313,125	4.24%	No
First Colony Mall	50%	90,752	2019	84,321	4.50%	No
Natick Mall	50%	224,417	2019	209,699	4.60%	No
Oakbrook Center	48%	202,725	2020	202,725	3.66%	No
Christiana Mall	50%	117,094	2020	108,697	5.10%	No
Water Tower Place	47%	180,603	2020	171,026	4.35%	No
Kenwood Towne Centre	70%	152,540	2020	137,191	5.37%	No
Whaler's Village	50%	40,000	2021	40,000	5.42%	No
Village of Merrick Park	55%	95,380	2021	85,797	5.73%	No
Willowbrook Mall (TX)	50%	99,961	2021	88,965	5.13%	No
Northbrook Court	50%	64,302	2021	56,811	4.25%	No
Ala Moana Center	63%	875,000	2022	875,000	4.23%	No
Florence Mall	50%	45,000	2022	45,000	4.15%	No
Clackamas Town Center	50%	108,000	2022	108,000	4.18%	No
Bridgewater Commons	35%	105,000	2022	105,000	3.34%	No
The Shoppes at River Crossing	50%	38,675	2023	35,026	3.75%	No
Carolina Place	50%	87,500	2023	75,542	3.84%	No
Union Square Portfolio	50%	25,000	2023	25,000	5.12%	No
Galleria at Tyler	50%	93,537	2023	76,716	5.05%	No
Park Meadows	35%	126,000	2023	112,734	4.60%	No
Stonebriar Centre	50%	140,000	2024	120,886	4.05%	No
Pinnacle Hills Promenade	50%	60,067	2025	48,805	4.13%	No
Altamonte Mall	50%	80,000	2025	69,045	3.72%	No
Alderwood	50%	175,857	2025	138,693	3.48%	No
Towson Town Center	35%	113,761	2025	97,713	3.82%	No
Perimeter Mall	50%	137,500	2026	137,500	3.96%	No
Glendale Galleria	50%	215,000	2026	190,451	4.06%	No
Unconsolidated Property Level		$4,367,012		$4,119,103	4.30%

Total Fixed Rate Debt		$16,155,359		$14,852,352	4.40%

Name	GGP Ownership	Proportionate Balance(1)	Maturity Year(2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2015(3)
Variable Rate

Consolidated Property Level
Columbiana Centre (5)	100%	$130,816	2018	$128,177	Libor + 175 bps	Yes - Full
Eastridge (WY) (5)	100%	48,228	2018	47,255	Libor + 175 bps	Yes - Full
Grand Teton Mall (5)	100%	48,859	2018	47,873	Libor + 175 bps	Yes - Full
Mayfair (5)	100%	347,813	2018	340,796	Libor + 175 bps	Yes - Full
Mondawmin Mall (5)	100%	81,011	2018	79,377	Libor + 175 bps	Yes - Full
North Town Mall (5)	100%	89,207	2018	87,407	Libor + 175 bps	Yes - Full
Oakwood (5)	100%	76,913	2018	75,362	Libor + 175 bps	Yes - Full
Oakwood Center (5)	100%	91,413	2018	89,569	Libor + 175 bps	Yes - Full
Pioneer Place (5)	100%	188,185	2018	184,389	Libor + 175 bps	Yes - Full
Red Cliffs Mall (5)	100%	30,261	2018	29,650	Libor + 175 bps	Yes - Full
River Hills Mall (5)	100%	76,283	2018	74,744	Libor + 175 bps	Yes - Full
Sooner Mall (5)	100%	78,931	2018	77,338	Libor + 175 bps	Yes - Full
Southwest Plaza (5)	100%	73,383	2018	71,902	Libor + 175 bps	Yes - Full
The Shops at Fallen Timbers (5)	100%	25,217	2018	24,709	Libor + 175 bps	Yes - Full
Columbia Mall	100%	100,000	2018	100,000	Libor + 175 bps	Yes - Full
Market Place Shopping Center	100%	113,425	2018	113,425	Libor + 240 bps	No
Lynnhaven Mall	100%	235,000	2019	235,000	Libor + 185 bps	No
830 North Michigan	100%	85,000	2019	85,000	Libor + 160 bps	No
Westlake Center	100%	42,500	2019	42,500	Libor + 230 bps	No
200 Lafayette	100%	33,000	2019	33,000	Libor + 250 bps	No
Consolidated Property Level		$1,995,445		$1,967,473	2.08%

Unconsolidated Property Level
Union Square Portfolio	50%	$16,250	2018	$16,250	Libor + 400 bps	No
Ala Moana Construction Loan (6)	63%	220,029	2019	220,029	Libor + 190 bps	Yes - Partial
685 Fifth Avenue	50%	170,000	2019	170,000	Libor + 275 bps	No
Miami Design District	15%	63,680	2019	63,680	Libor + 250 bps	No
522 Fifth Avenue	10%	8,624	2019	8,624	Libor + 250 bps	No
530 Fifth Avenue	50%	15,500	2019	15,423	Libor + 788 bps	No
530 Fifth Avenue	50%	95,000	2019	94,526	Libor + 325 bps	No
Bayside Marketplace	51%	127,500	2020	127,500	Libor + 205 bps	No
Baybrook LPC Construction Loan (7)	53%	28,583	2020	28,583	Libor + 200 bps	Yes - Partial
730 Fifth Avenue (8)	37%	457,750	2020	457,750	Libor + 263 bps	No
Park Lane Construction Loan (9)	50%	24,416	2020	24,416	Libor + 325 bps	Yes - Partial
85 Fifth Avenue	50%	30,000	2021	30,000	Libor + 275 bps	No
Unconsolidated Property Level		$1,257,332		$1,256,781	3.10%

Consolidated Corporate
Junior Subordinated Notes Due 2036	100%	$206,200	2036	$206,200	Libor + 145 bps	Yes - Full
Corporate Revolver	100%	315,000	2020	315,000	Libor + 155 bps	Yes - Full
Consolidated Corporate		$521,200		$521,200	1.84%	No

Total Variable Rate Debt		$3,773,977		$3,745,454	2.38%

Total (10)		$19,929,336		$18,597,806	4.01%

_______________________________________________________________________________

(1)	Proportionate share for Consolidated Properties presented exclusive of non-controlling interests.

(2)	Assumes that all maturity extensions are exercised.

(3)	Total recourse to GGP or its subsidiaries of approximately $1.9 billion, excluding the corporate revolver.

(4)	Loan is cross-collateralized with other properties.

(5)	Properties provide mortgage collateral as guarantors for $1.4 billion corporate borrowing and are cross collateralized.

(6)	Reflects the amount drawn as of December 31, 2015 on the $450 million construction loan.

(7)	Reflects the amount drawn as of December 31, 2015 on the $126 million construction loan.

(8)
Per the joint venture agreement approximately $915 million of the total property debt is associated with the retail units and approximately $335 million is associated with the upper units. GGP owns a 50% equity interest in the retail units, and as a result GPP's pro rata share of the property debt is approximately $458 million or 37%.

(9)	Reflects the amount drawn as of December 31, 2015 on the $460 million construction loan.

(10)	Reflects amortization for the period subsequent to December 31, 2015.

Below is a reconciliation of our proportionate share of mortgages, notes and loans payable (from above) to our consolidated mortgages, notes and loans payable per our Consolidated Balance Sheet as of December 31, 2015 (dollars in thousands).

Total Maturities and Amortization, from above	$19,929,336
Our share of Unconsolidated Real Estate Affiliates	(5,624,344)
Total Consolidated Debt	14,304,992
Noncontrolling interests in consolidated real estate affiliates	143,553
Market rate adjustments, net	33,022
Deferred financing costs, net	(40,169)
Debt held for disposition	(31,950)
Debt related to solar projects	12,912
Junior Subordinated Notes Due 2036	(206,200)
Mortgages, Notes and Loans Payable	$14,216,160
Lease Expiration Schedule
The following table indicates various lease expiration information related to our retail properties owned as of December 31, 2015. The table excludes expirations and rental revenue from temporary tenants and tenants that pay percent-in-lieu rent. See "Note 2—Summary of Significant Accounting Policies" for our accounting policies for revenue recognition from our tenant leases and "Note 10—Rentals Under Operating Leases" for the future minimum rentals of our operating leases for the consolidated properties.

Year	Number of Expiring Leases	Expiring GLA at 100%	Percent of Total	Expiring Rent	Expiring Rent ($psf)
		(in thousands)		(in thousands)
Specialty Leasing	1,112	2,336	4.4%	$50,248	$21.51
2016	2,021	6,456	12.1%	360,090	55.78
2017	1,899	6,140	11.5%	344,050	56.03
2018	1,564	5,406	10.1%	342,177	63.3
2019	1,220	5,384	10.1%	315,985	58.69
2020	1,115	4,135	7.8%	254,256	61.48
2021	824	3,120	5.8%	213,633	68.48
2022	878	3,647	6.8%	237,319	65.06
2023	923	3,825	7.2%	278,354	72.77
2024	873	4,225	7.9%	308,271	72.97
Subsequent	1,340	8,670	16.3%	541,684	62.48
Total	13,769	53,345	100.0%	$3,246,068	$60.85
Vacant Space	770	1,720
Mall and Freestanding GLA	14,539	55,065
ITEM 3.    LEGAL PROCEEDINGS
Other than certain cases as described below and in Note 18, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.
Urban Litigation
In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as The Rouse Company, LP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. GGP, GGP Operating Partnership, LP ("GGPOP") and other affiliates were later included as Urban Defendants. The lawsuit alleged, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The Urban Plaintiffs sought relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including the predecessor entity to GGP ("GGP, Inc.") and its affiliates, to engage in certain future transactions through Urban. On May 19, 2014 the Company settled the litigation and recorded a loss of $17.9 million, which is included in General and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The Company invested $60.0 million in Urban and contributed, at fair value, a 5.6% interest in three assets in exchange for preferred equity interests. The Company has no obligation to engage in future activity through Urban other than transactions associated with currently existing partnership assets.
Tax Indemnification Liability
Pursuant to various agreements made during GGP's emergence from bankruptcy in 2010, GGP previously indemnified Howard Hughes Corporation ("HHC") from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to Master Planned Communities ("MPC") taxes in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC taxes in excess of the $303.8 million. The IRS disagreed with the method used to report gains for income tax purposes that are the subject of the MPC taxes. As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012. The United States Tax Court rendered its opinion on June 2, 2014, in favor of the IRS. On September 15, 2014, the United States Tax Court formally entered its decision awarding the IRS $144.1 million in taxes for 2007 and 2008. On December 12, 2014, we reached an agreement with HHC for settlement, which included the transfer of six office properties with a historical cost of $106.8 million and an agreed-upon value of $130.0 million and cash of $138.0 million in full settlement of the $322.0 million tax indemnification liability ($303.8 million plus applicable interest). As a result of the settlement, GGP recognized a gain on extinguishment of tax indemnification liability of approximately $77.2 million included in discontinued operations on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2014.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
See Note 13 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2015 and Note 11 for information regarding redemptions of the common units of GGP Operating Partnership, L.P. held by limited partners (the "Common Units") for common stock.
The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, S&P 500 and the FTSE National Association of REIT—Equity REITs from inception through December 31, 2015.
Total Return Performance
Inception to December 2015

As Of		November 9, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
General Growth Properties, Inc.	Cum $	100	115	115	160	166	238	236
	Return %		15.12	14.79	59.73	65.52	138.10	136.45
FTSE NAREIT Equity REIT Index	Cum $	100	102	111	131	134	174	180
	Return %		2.32	10.80	30.81	34.04	74.44	80.01
S&P 500 Index	Cum $	100	104	106	123	163	185	188
	Return %		3.96	6.15	23.14	63.02	85.34	87.90
The following table summarizes the quarterly high and low sales prices on the NYSE for 2015 and 2014.

	Stock Price
Quarter Ended	High	Low
2015
December 31	$29.56	$24.52
September 30	28.44	24.22
June 30	30.53	25.59
March 31	31.70	28.12
2014
December 31	$28.88	$23.19
September 30	25.14	22.92
June 30	24.35	21.73
March 31	22.71	19.38
The following table summarizes distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Dividend Per Share
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17
2014
November 14	December 15	January 2, 2015	$0.17
August 12	October 15	October 31, 2014	0.16
May 15	July 15	July 31, 2014	0.15
February 26	April 15	April 30, 2014	0.15

Recent Sales of Unregistered Securities and Repurchase of Shares
The following table provides information with respect to the stock repurchases made by GGP during the year ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
June 2015	650,000	$26.00	650,000	$100,656,624
August 2015	1,535,252	$25.71	1,535,252	$561,178,739
September 2015	1,868,368	$24.84	1,868,368	$514,762,922
November 2015	270,869	$25.00	270,869	$507,992,103
Total	4,324,489	$25.00	4,324,489

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Dollars in thousands, except per share amounts)
OPERATING DATA(1)
Total revenues	$2,403,906	$2,535,559	$2,486,017	$2,426,301	$2,350,249
Total expenses	1,480,013	1,594,046	1,645,601	1,644,998	1,742,748
Income (loss) from continuing operations	1,393,596	398,011	328,821	(426,985)	(189,161)
Net income (loss) available to common stockholders	1,358,624	649,914	288,450	(481,233)	(313,172)
Basic earnings (loss) per share:
Continuing operations	1.54	0.42	0.32	$(0.47)	$(0.20)
Discontinued operations	—	0.32	(0.01)	(0.05)	(0.13)
Total basic earnings (loss) per share	$1.54	$0.74	$0.31	$(0.52)	$(0.33)
Diluted earnings (loss) per share:
Continuing operations	1.43	0.39	0.32	$(0.47)	$(0.19)
Discontinued operations	—	0.30	(0.01)	(0.05)	(0.18)
Total diluted earnings (loss) per share	$1.43	$0.69	$0.31	$(0.52)	$(0.37)
Dividends declared per share(2)	$0.71	$0.63	$0.51	$0.42	$0.83
NET OPERATING INCOME ("NOI")(3)	$2,245,829	$2,136,580	$2,048,552	$1,955,776	$1,895,441
COMPANY NOI(3)	$2,282,169	$2,172,543	$2,090,123	$1,988,988	$1,925,066
EBITDA(4)	$2,081,802	$1,956,447	$1,877,949	$1,805,798	$1,711,461
COMPANY EBITDA(4)	$2,118,142	$2,010,264	$1,919,558	$1,839,003	$1,745,433
FUNDS FROM OPERATIONS ("FFO")(5)	$1,299,454	$1,320,197	$1,030,852	$521,080	$908,122
COMPANY FFO(5)	$1,376,806	$1,255,651	$1,148,233	$986,041	$869,704
CASH FLOW DATA(6)
Operating activities	1,064,888	949,724	889,531	$807,103	$502,802
Investing activities	(312,755)	(677,925)	166,860	(221,452)	485,423
Financing activities	(767,709)	(476,599)	(1,103,935)	(533,708)	(1,436,664)

	As of December 31,
	2015	2014	2013	2012	2011
BALANCE SHEET DATA
Investment in real estate assets—cost	$23,791,086	$25,582,072	$25,405,973	$26,327,729	$27,650,474
Total assets	24,073,555	25,281,632	25,708,408	27,238,173	29,505,736
Total debt (7)	14,422,360	16,150,387	15,824,742	16,128,834	17,336,799
Redeemable preferred noncontrolling interests	157,903	164,031	131,881	136,008	120,756
Redeemable common noncontrolling interests	129,724	135,265	97,021	132,211	103,039
Stockholders' equity	8,270,043	7,605,919	8,103,121	7,621,698	8,483,329
_______________________________________________________________________________

(1)
For all periods presented, the operating data related to continuing operations do not include the effects of amounts reported in discontinued operations. For the year ended December 31, 2015, the definition of discontinued operations changed based on updated accounting guidance. See Note 4 for further discussion of discontinued operations.

(2)	The 2011 dividend includes the impact for the non-cash dividend distribution of Rouse Properties, Inc. ("RPI").

(3)	NOI and Company NOI (as defined below) are presented at our proportionate share and do not represent income from operations as defined by GAAP.

(4)
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

(7)
We elected to early adopt accounting guidance requiring companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet. This resulted in the reclassification of unamortized capitalized loan fees from deferred expenses to a direct reduction of the Company’s total debt for all periods presented.

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

Overview—Introduction
Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio primarily comprised of Class A malls (as defined by sales per square foot) and urban retail properties. Our retail properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of such activity. As of December 31, 2015, we own, either entirely or with joint venture partners, 131 retail properties located throughout the United States, comprising approximately 128 million square feet of GLA.
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
We seek to increase long-term Company EBITDA (as defined below) growth through proactive management and leasing of our properties. We believe that the most significant operating factor affecting incremental cash flow and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:
•positive leasing spreads;
•improved occupancy;
•value creation from redevelopment projects.
We may also recycle capital by strategic dispositions, opportunistic investments in high quality retail properties and controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company EBITDA growth.
Overview
Our Company NOI (as defined below) increased 5.0% from $2.2 billion for the year ended December 31, 2014 to $2.3 billion for the year ended December 31, 2015. Operating income decreased 1.9% from $941.5 million for the year ended December 31, 2014 to $923.9 million for the year ended December 31, 2015. Our Company EBITDA (as defined below) increased 5.4% from $2.0 billion for the year ended December 31, 2014 to $2.1 billion for the year ended December 31, 2015. Our Company FFO (as defined below) increased 9.6% from $1.3 billion for the year ended December 31, 2014 to $1.4 billion for the year ended December 31, 2015. Net income attributable to General Growth Properties, Inc.increased 106.4% from $665.9 million for the year ended December 31, 2014 to $1.4 billion for the year ended December 31, 2015.
See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA, and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to General Growth Properties, Inc.
During 2015 we completed transactions and achieved operational goals in order to promote our long-term strategy to enhance the quality of our overall portfolio as follows (figures shown represent our proportionate share):

•	sold a total 37.5% interest in Ala Moana Center to joint venture partners for total consideration of $2.0 billion;

•
acquired interests in two retail properties located in New York City (730 Fifth Ave and 85 Fifth Ave) for total consideration of $710.2 million, which included equity of $222.5 million and debt of $487.7 million (Note 3);

•
acquired a 50% interest in a joint venture with Sears Holdings Corporation (subsequently Sears Holding Corporation sold its interest to Seritage Growth Properties) that owns anchor pads and in-place leases at 12 stores located at our properties for approximately $131.0 million;

•	sold interests in three assets for total consideration of $163.4 million, which resulted in a gain of $27.0 million;

•	repurchased 4.3 million of our common shares at $25.34 per share for a total price of $109.6 million;

•	acquired additional 2.5% equity interest in the Miami Design District Associates, LLC ("MDD"), a large urban retail development project for $40.0 million; and

•	purchased 1,125,760 shares of Seritage Growth Properties common stock at $29.58 per share for a total of $33.3 million.

Operating Metrics
The following table summarizes selected operating metrics for our portfolio.

	December 31, 2015(1)	December 31, 2014(1)	% Change
In-Place Rents per square foot (2)
Consolidated Retail Properties	$65.09	$63.80	2.02%
Unconsolidated Retail Properties	90.10	87.04	3.52%
Total Retail Properties	$73.12	$71.21	2.68%

Percentage Leased
Consolidated Retail Properties	96.6%	97.2%	(60) bps
Unconsolidated Retail Properties	97.6%	97.4%	20 bps
Total Retail Properties	96.9%	97.2%	(30) bps

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Retail Properties	$12,512	$12,094	3.46%
Unconsolidated Retail Properties	8,469	8,313	1.88%
Total Retail Properties	$20,981	$20,407	2.81%

Tenant Sales per square foot (3)
Consolidated Retail Properties	$511	$488	4.71%
Unconsolidated Retail Properties	756	754	0.27%
Total Retail Properties	$588	$571	2.98%
_______________________________________________________________________________

(1) Metrics exclude properties acquired in the years ended December 31, 2015 and 2014.
(2) Rent is presented on a cash basis and consists of base minimum rent and common area costs.
(3) Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales <10,000 square feet is presented as sales per square foot in dollars.

Lease Spread Metrics

The following table summarizes signed leases that were scheduled or expected to commence in 2015 and 2016 compared to expiring leases in the same suite, for leases where the downtime between new and previous tenant was less than 24 months, the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet and the new lease is at least a year.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot(1)	Expiring Rent Per Square Foot(2)	Initial Rent Spread	% Change
Commencement 2015	1,664	4,836,695	6.5	$64.92	$58.60	$6.32	10.8%
Commencement 2016	497	1,486,762	6.5	$76.42	$66.78	$9.64	14.4%
_______________________________________________________________________________

(1) Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.
Year Ended December 31, 2015 and 2014
The following table is a breakout of the components of minimum rents:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,495,083	$1,591,137	$(96,054)	(6.0)%
Lease termination income	13,782	10,589	3,193	30.2
Straight-line rent	27,811	48,254	(20,443)	(42.4)
Above and below-market tenant leases, net	(55,062)	(66,285)	11,223	(16.9)
Total Minimum rents	$1,481,614	$1,583,695	$(102,081)	(6.4)%
Base minimum rents decreased by $96.1 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $118.8 million less base minimum rents in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1). The offsetting increase in base minimum rents is a result of an increase in rent steps between December 31, 2015 and December 31, 2014.
Tenant recoveries decreased $49.9 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $61.5 million less tenant recoveries in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The offsetting increase in tenant recoveries is primarily due to higher real estate tax recoveries of approximately $13.2 million in 2015.
Overage rents decreased $7.6 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $9.9 million less overage rents in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The offsetting increase is a result of an increase in tenant sales between December 31, 2015 and December 31, 2014.
Management fees and other corporate revenues increased $15.7 million primarily due to $6.3 million in fees related to the residential condominium joint venture at Ala Moana, $5.0 million in management fees related to the new Ala Moana Center and Bayside Marketplace joint ventures, and $1.3 million in financing fees earned at 730 Fifth Avenue in 2015.
Other revenue increased $12.2 million primarily due to the sale of air rights at Ala Moana Center which resulted in a $25.0 million gain on sale in 2015. This increase was partially offset by our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $11.3 million less other revenue in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.

Real estate taxes decreased $5.1 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $11.4 million less real estate taxes in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The offsetting increase in real estate taxes was a result of increased real estate taxes across the portfolio.
Property maintenance costs decreased $6.9 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $4.8 million less property maintenance costs in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The remainder of the decrease is due to continued efforts to control operating expenses.
Other property operating costs decreased $30.8 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $28.7 million less other property operating costs in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.
Property management and other costs increased $6.5 million primarily due to a reduction of the self-insurance obligations in 2014.
General and administrative decreased $13.6 million primarily due to a $17.9 million loss from the settlement of litigation in the second quarter of 2014 (Note 18).
There were provisions for impairment of $8.6 million in 2015 and $5.3 million in 2014 (Notes 2 and 5).
Depreciation and amortization decreased by $64.7 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $56.1 million less depreciation and amortization in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.
Interest income increased $20.6 million primarily due to interest on notes receivable from our joint venture partners that were issued during 2015 (Note 14).
Interest expense decreased by $91.6 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $45.8 million less interest expense in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, there was a $15.3 million decrease due to mortgage notes on four properties that were refinanced in 2014 and 2015 at lower interest rates, a $15.2 million decrease due to mortgage notes that were paid down during the first quarter of 2015, and interest on the corporate loan secured by fourteen properties decreased by $8.2 million due to a 2014 amendment that reduced the interest rate.
The loss on foreign currency is related to a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 14).
The gain from changes in control of investment properties and other of $634.4 million in 2015 is primarily due to our sale of an interest in Ala Moana Center. Also, the gain on the sale of the office portion of 200 Lafayette is included in the amount (Note 3). The gain from change in control of investment properties of $91.2 million in 2014 is due to the sale of an interest in Bayside Marketplace (Note 3).

(Provision for) benefit from income taxes increased by $45.6 million primarily due to a $9.9 million adjustment for the impact of changes in the exchange rate on the note receivable denominated in Brazilian Reais, a $8.5 million tax benefit on the sale of air rights at Ala Moana in 2015, a $7.1 million reversal of FIN 48 liabilities in 2015 due to the expiration of the statute of limitations, a $6.4 million adjustment related to an internal property sale, and a $4.2 million benefit related to solar investment tax credits in 2015.

Equity in income of Unconsolidated Real Estate Affiliates increased by $21.8 million primarily due to our sale of an interest in Ala Moana Center which caused the property to go from consolidated to unconsolidated, resulting in $32.7 million in additional equity in income of Unconsolidated Real Estate Affiliates. This was partially offset by our acquisition of 730 Fifth which decreased equity in income of Unconsolidated Real Estate Affiliates by $13.8 million primarily due to increased deprecation and amortization and interest expense.

Unconsolidated Real Estate Affiliates - gain on investment is primarily related to the sale of the additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3) and the sale of our interest in a joint venture in the third quarter of 2015 (Note 6).

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
Base minimum rents increased by $28.1 million primarily due to a 0.3% increase in occupancy between December 31, 2014 and December 31, 2013, the acquisition of an additional 50% of Quail Springs Mall during the second quarter of 2013, and the acquisition of two operating properties during the fourth quarter of 2013. These increases were partially offset by our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013, which resulted in lower base minimum rents during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Tenant recoveries increased $22.5 million primarily due to higher fixed operating expense recoveries of approximately $11.5 million and higher real estate tax recoveries of approximately $9.4 million in 2014.
Overage rents decreased $4.4 million due in part to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013. This resulted in $1.2 million less overage rents in 2014 compared to 2013, as the properties are now accounted for as Unconsolidated Real Estate Affiliates.
Real estate taxes decreased $11.8 million primarily due to a $11.1 million settlement of a multi-year real estate tax suit with a municipality during the first quarter of 2013.
Property maintenance costs decreased $2.5 million primarily due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013. This resulted in a $4.9 million decrease in property maintenance costs in 2014 compared to 2013, as the properties are now accounted for as Unconsolidated Real Estate Affiliates.
Other property operating costs decreased $7.8 million primarily due to our contribution of The Grand Canal Shoppes and the Shoppes at The Palazzo into a joint venture during the second quarter of 2013. This resulted in a $5.8 million decrease in other property operating costs in 2014 compared to 2013, as the properties are now accounted for as Unconsolidated Real Estate Affiliates.
Property management and other costs decreased $9.4 million primarily due to a reduction of the self-insurance obligations in 2014.
General and administrative increased $14.8 million primarily due to a $17.9 million loss from the settlement of litigation in the second quarter of 2014 (Note 18).
There was a provision for impairment of $5.3 million in 2014 (Notes 2 and 5).
Depreciation and amortization decreased by $41.3 million primarily due to in-place leases becoming fully amortized during the year leading to a $34.6 million decrease in amortization expense. In addition, our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture during the second quarter of 2013 resulted in $12.0 million less in depreciation and amortization in 2014 as compared to 2013, as these properties are now accounted for as Unconsolidated Real Estate Affiliates.
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

The gain from change in control of investment properties of $91.2 million in 2014 is due to the sale of an interest in Bayside Marketplace (Note 3). The 2013 gain from change in control of investment properties of $219.8 million is due to our contribution of The Grand Canal Shoppes and The Shoppes at the Palazzo into a joint venture and the purchase of our partner's interest in Quail Springs Mall previously held in a joint venture.
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
Liquidity and Capital Resources
Our primary source of cash is from the ownership and management of our properties and strategic dispositions. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances, dividends, and acquisitions.
We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $356.9 million of consolidated unrestricted cash and $735.0 million of available credit under our credit facility as of December 31, 2015, as well as anticipated cash provided by operations.
Our key financing objectives include:
•to obtain property-secured debt with laddered maturities; and
•to minimize the amount of debt that is cross collateralized and/or recourse to us.
We may raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnerships (as defined in Note 1) or other capital raising activities.
During 2015, the following refinancing and capital transactions (at our proportionate share) occurred:

•
completed $800.0 million in secured refinancings, lowering the interest rate 210 basis points from 5.8% to 3.7%, lengthening the term-to-maturity from 1.2 years to 10.7 years, and generating net proceeds of $249.2 million;

•	paid down $594.3 million of consolidated mortgage notes with a weighted-average term-to-maturity of 1.5 years, and a weighted-average interest rate of 5.3%; and

•	obtained new mortgage notes totaling $250.0 million on two properties with a weighted-average term-to-maturity of 10.0 years and a weighted-average interest rate of 4.3%.

As of December 31, 2015, we had $1.8 billion of debt pre-payable without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.
As of December 31, 2015, our proportionate share of total debt aggregated $19.9 billion. Our total debt includes our consolidated debt of $14.4 billion and our share of Unconsolidated Real Estate Affiliates debt of 5.5 billion. Of our proportionate share of total debt, $1.9 billion (excluding the corporate revolver) is recourse to the Company or its subsidiaries due to guarantees or other security provisions for the benefit of the note holder.
The amount of debt due in the next three years represents 14.8% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.1 billion or approximately 16.7% of our total debt at maturity.
The following table illustrates the scheduled payments for our proportionate share of total debt as of December 31, 2015. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 7).

	Consolidated	Unconsolidated
	(Dollars in thousands)
2016	$240,481	$—
2017	382,752	173,526
2018	1,728,259	202,772
2019	920,157	1,130,606
2020	1,912,267	1,278,452
Subsequent	9,238,444	2,745,196
	$14,422,360	$5,530,552
_______________________________________________________________________________
We believe we will be able to extend the maturity date, repay or refinance the consolidated debt that is scheduled to mature in 2016. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates upon maturity; however there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.
Acquisitions and Joint Venture Activity
From time-to-time we may acquire whole or partial interests in high-quality retail properties or make strategic dispositions.
During the year ended December 31, 2015, the following transactions (at our proportionate share) occurred:

•	sold a total 37.5% interest in Ala Moana Center to joint venture partners for total consideration of $2.0 billion;

•
acquired interests in two retail properties located in New York City (730 Fifth Ave and 85 Fifth Ave) for total consideration of $710.2 million, which included equity of $222.5 million and the assumption of debt of $487.7 million (Note 3);

•
acquired a 50% interest in a joint venture with Sears Holdings Corporation (subsequently Sears Holdings Corporation sold its interest to Seritage Growth Properties) that owns anchor pads and in-place leases at 12 stores located at our properties for a net amount of approximately $131.0 million;

•	sold interests in three assets for total consideration of $163.4 million, which resulted in a gain of $27.0 million;

•	repurchased 4.3 million of our common shares at $25.34 per share for a total price of $109.6 million;

•	acquired an additional 2.5% interest in the Miami Design District Associates, LLC ("MDD"), a large urban retail development project for $40.0 million; and

•	purchased 1,125,760 shares of Seritage Growth Properties common stock at $29.58 per share for a total of $33.3 million as part of the spin-off from Sears Holdings Corporation.
Warrants and Brookfield Ownership
Brookfield owns or manages on behalf of third parties all of the Company's outstanding Warrants (Note 9) which are exercisable into approximately 61 million common shares of the Company at a weighted-average exercise price of $8.82 per share, assuming net share settlement. The strike price and common shares issuable under the Warrants will adjust for dividends declared by the Company.
As of February 4, 2015, Brookfield's potential ownership of the Company (assuming full share settlement of the Warrants) was 39.8%, which is stated in their Form 13D filed on the same date. If Brookfield held or managed this same ownership through the maturity date of the Warrant assuming: (a) GGP's common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 38.9% under net share settlement, and 40.2% under full share settlement.
Developments and Redevelopments
We are currently redeveloping several consolidated and unconsolidated properties primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues. The execution of these redevelopment projects within our portfolio was identified as providing compelling risk-adjusted returns on investment.
We have identified approximately $2.3 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We plan to fund these developments and redevelopments with available cash flow, construction financing, proceeds from debt refinancings and net proceeds from asset sales.  We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets.  We currently expect to achieve returns that average 9-11% for all projects (cash on cost, first year stabilized).  Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date (1)	Expected Return on Investment (2)	% Opening on Open Date	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)

Open
Projects Open Prior to Q4 2015
Various Malls	Various projects open prior to Q4 2015	$500	$461	11%		2016

Projects Opened in Q4 2015
Mayfair Mall [3] Wauwatosa, WI	Nordstrom	57	54	7-8%	90%	2016

Ridgedale Center [3] Minnetonka, MN	Nordstrom, Macy's Expansion, New Inline	110	101	7-9%	40%	2017

Southwest Plaza Littleton, CO	Redevelopment	74	69	9-10%	80%	2017

Baybrook Mall Friendswood, TX	Expansion	95	63	8-10%	50%	2017

Ala Moana Center [3] Honolulu, HI	Demolish existing Sears store and expand mall, adding anchor, box and inline tenants, reconfigure center court	343	335	11%	50%	2017

Various Malls	Various projects opening Q4 2015	99	77	9-10%	90%	2017

	Total Open Projects	$1,278	$1,160

Under Construction

Staten Island Mall Staten Island, NY	Expansion	199	13	8-9%		2019

Other Projects Various Malls	Redevelopment projects at various malls	$203	$63	6-8%		2017-2018

	Total Projects Under Construction	$402	$76

Projects in Pipeline

New Mall Development Norwalk, CT	Ground up mall development	285	43	8-10%		2020

Ala Moana Center Honolulu, HI	Nordstrom box repositioning	53	22	9-10%		2018

Other Projects Various Malls	Redevelopment projects at various malls	304	90	8-9%		TBD

	Total Projects in Pipeline	$643	$155

	Total Development Summary	$2,323	$1,391	9-11%
______________________________________________________________________________
(1) Projected costs and investments to date exclude capitalized interest and internal overhead.
(2) Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions.  Actual costs may vary.
(3) Project ROI includes income related to uplift on existing space.

Our investment in these projects for the year ended December 31, 2015 increased from December 31, 2014 in conjunction with the applicable development plan and completion of projects. The completion of the projects at Ala Moana Center, Baybrook Mall and Southwest Plaza and continued construction on other projects resulted in increases to GGP's investment to date.
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

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Capital expenditures (1)	$180,443	$174,695
Tenant allowances (2)	150,272	132,242
Capitalized interest and capitalized overhead	65,920	58,217
Total	$396,635	$365,154
_______________________________________________________________________________
(1)Reflects only non-tenant operating capital expenditures.
(2)Tenant allowances paid on 2.7 million square feet.
The increase in capital expenditures is primarily driven by regular expenditures to improve and maintain the quality of our properties.
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
Summary of Cash Flows
Cash Flows from Operating Activities
Net cash provided by operating activities was $1,064.9 million for the year ended December 31, 2015, $949.7 million for the year ended December 31, 2014, and $889.5 million for the year ended December 31, 2013. Significant components of net cash provided by operating activities include:
2015 Activity

•	increase in management fees and other corporate revenue due to new joint ventures;

•	increase in distributions received from Unconsolidated Real Estate Affiliates;

•	increase in interest income related to notes receivable from joint venture partners; and

•	decrease in interest costs primarily a result of refinancing of mortgage notes, pay downs of mortgage notes in Q1 2015, and reduction in corporate loan interest rate due to 2014 amendment.
2014 Activity

•	increase in base minimum rents and related collections due to overall increase in permanent occupancy partially offset by

•	extinguishment of the tax indemnification liability.
2013 Activity

•	increase in base minimum rents and related collections due to overall increase in permanent occupancy;

•	decrease in interest costs primarily as a result of the redemption of unsecured corporate bonds; partially offset by

•	decrease in accounts payable and accrued expenses primarily attributable to a legal settlement.

Cash Flows from Investing Activities
Net cash (used in) provided by investing activities was $(312.8) million for the year ended December 31, 2015, $(677.9) million for the year ended December 31, 2014, and $166.9 million for the year ended December 31, 2013. Significant components of net cash used in investing activities include:
2015 Activity
•development of real estate and property improvements of $(694.6) million;

•	acquisition of marketable securities for $(33.3) million;

•	acquisition of real estate and real estate interests of $(384.3) million and loans to venture partners of $(328.8) million (Note 3); partially offset by

•	proceeds from the sale of joint venture interests and real estate assets of $1.2 billion (Note 3).
2014 Activity
•development of real estate and property improvements of $(624.8) million;

•	distributions received from our Unconsolidated Real Estate Affiliates in excess of income $387.2 million;

•	contributions of $(537.4) million to form seven new joint ventures and loans to venture partners of $(137.1) million (Note 3); partially offset by

•	proceeds from the disposition of one retail property and three other assets and the contribution of one property to a joint venture for $361.2 million (Note 3).
2013 Activity

•	proceeds from the formation of a joint venture $411.5 million;

•	acquisition of our joint venture partner's 50% interest in Quail Springs for $(55.5) million, net;

•	contribution to a joint venture that acquired a portfolio in San Francisco's Union Square area for $(40.3) million;

•	proceeds from the sale of our investment in Aliansce Shopping Centers S.A. of $446.3 million (Note 14); and

•	the acquisition of two retail properties for $(314.8) million
Cash Flows from Financing Activities
Net cash used in financing activities was $767.7 million for the year ended December 31, 2015, $476.6 million for the year ended December 31, 2014, and $1.1 billion for the year ended December 31, 2013. Significant components of net cash used in financing activities include:
2015 Activity

•	acquisition of 4.3 million shares of our common stock for $(109.6) million;

•	cash distributions paid to common and preferred stockholders of $(610.6) and $(15.9) million, respectively; and

•	distributions to noncontrolling interests in consolidated real estate affiliates of $(55.1) million.
2014 Activity

•	the acquisition of 27.6 million shares of our common stock for $(555.8) million;

•	cash distributions paid to common stockholders of $(534.2) million; and

•	proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments of $641.4 million.

2013 Activity

•	net proceeds from the issuance of Preferred Stock of $242.0 million;

•	purchase of the Fairholme and Blackstone Warrants $(633.2) million;

•	the acquisition of 28.3 million shares of our common stock $(566.9) million;

•	cash distributions paid to common stockholders of $(447.2) million; and

•	proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments $345.6 million, net.
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
Real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) our receivable is not subject to future subordination, and (4) we have transferred to the buyer the risks and rewards of ownership and do not have continuing involvement. Unless all conditions are met, recognition of all or a portion of the profit shall be postponed.
We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery history.
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
Impairment charges are recorded in the Consolidated Statements of Operations and Comprehensive Income when the carrying value of a property is not recoverable and it exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and / or in the period of disposition.
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

Contractual Cash Obligations and Commitments
The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2015:

	2016	2017	2018	2019	2020	Subsequent/ Other	Total
			(Dollars in thousands)
Long-term debt-principal(1)	$697,549	$510,611	$1,841,509	$1,036,033	$1,680,514	$8,444,219	$14,210,435
Interest payments(2)	581,334	576,658	531,077	473,995	426,390	1,074,562	3,664,016
Retained debt-principal	1,605	1,708	1,804	1,905	80,885	—	87,907
Ground lease payments	4,449	4,479	4,397	4,471	4,504	148,680	170,980
Corporate leases	6,798	6,802	6,813	6,854	6,858	7,971	42,096
Purchase obligations(3)	164,383	—	—	—	—	—	164,383
Junior Subordinated Notes(4)	—	—	—	—	—	206,200	206,200
Other long-term liabilities(5)	—	—	—	—	—	—	—
Total	$1,456,118	$1,100,258	$2,385,600	$1,523,258	$2,199,151	$9,881,632	$18,546,017
_______________________________________________________________________________

(1)
Excludes $33.0 million of non-cash debt market rate adjustments, $40.2 million of deferred financing costs, and $12.9 million of debt related to solar projects. The $315.0 million outstanding on the revolving credit facility as of December 31, 2015 is included in 2016.

(2)	Based on rates as of December 31, 2015. Variable rates are based on a LIBOR rate of 0.43%. Excludes interest payments related to debt market rate adjustments.

(3)	Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(4)
The $206.2 million of Junior Subordinated Notes are due in 2036, but may be redeemed by us any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in consolidated debt maturing subsequent to 2020.

(5)
Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $222.9 million in 2015, $228.0 million in 2014 and $239.8 million in 2013.

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

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Contractual rent expense, including participation rent	$8,546	$13,605	$13,475
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	6,183	9,036	8,670

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
Recently Issued Accounting Pronouncements
Refer to Note 2 of the Consolidated Financial Statements for recently issued accounting pronouncements.

Subsequent Events
Refer to Note 20 of the Consolidated Financial Statements for subsequent events.
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
The following table reconciles Company NOI to GAAP Operating Income (dollars in thousands) for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014

Company NOI	$2,282,169	$2,172,543
Adjustments for minimum rents, real estate taxes and other property operating costs	(36,340)	(35,963)
Proportionate NOI	2,245,829	2,136,580
Unconsolidated Properties	(578,841)	(428,799)
NOI of sold interests	15,540	77,305
Noncontrolling interest in NOI of Consolidated Properties	18,525	18,412
Consolidated Properties	1,701,053	1,803,498
Management fees and other corporate revenues	86,595	70,887
Property management and other costs	(161,556)	(155,093)
General and administrative	(50,405)	(64,051)
Provisions for impairment	(8,604)	(5,278)
Depreciation and amortization	(643,689)	(708,406)
(Loss) gain on sales of investment properties	499	(44)
Operating Income	$923,893	$941,513

The following table reconciles Company EBITDA to GAAP Net income attributable to GGP for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014

Company EBITDA	$2,118,142	$2,010,264
Adjustments for minimum rents, real estate taxes, other property operating costs, and general and administrative	(36,340)	(53,817)
Proportionate EBITDA	2,081,802	1,956,447
Unconsolidated Properties	(539,290)	(395,933)
EBITDA of sold interests	15,370	76,987
Noncontrolling interest in EBITDA of Consolidated Properties	17,805	17,740
Consolidated Properties	1,575,687	1,655,241
Depreciation and amortization	(643,689)	(708,406)
Interest income	49,254	28,613
Interest expense	(607,675)	(699,285)
Gain (loss) on foreign currency	(44,984)	(18,048)
Benefit from (provision for) income taxes	38,334	(7,253)
Provision for impairment excluded from FFO	(8,604)	(5,278)
Equity in income of Unconsolidated Real Estate Affiliates	73,390	51,568
Unconsolidated Real Estate Affiliates - gain on investment	327,017	9,710
Discontinued operations	—	281,883
Gains from changes in control of investment properties and other	634,367	91,193
(Loss) gain on sales of investment properties	499	(44)
Allocation to noncontrolling interests	(19,035)	(14,044)
Net income attributable to GGP	$1,374,561	$665,850

The following table reconciles Company FFO to GAAP net income attributable to GGP for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Company FFO	$1,376,806	$1,255,651
Adjustments for minimum rents, property operating expenses, general and administrative, market rate adjustments, debt extinguishment, income taxes and FFO from discontinued operations	(77,352)	64,546
Proportionate FFO (1)	1,299,454	1,320,197
Depreciation and amortization of capitalized real estate costs	(890,838)	(893,419)
Gain from change in control of investment properties and other	634,367	91,193
Preferred stock dividends	15,937	15,936
(Loss) gain on sales of investment properties	(2,687)	131,977
Unconsolidated Real Estate Affiliates - gain on investment	327,017	9,710
Noncontrolling interests in depreciation of Consolidated Properties	7,754	8,731
Provision for impairment excluded from FFO	(8,604)	(5,278)
Redeemable noncontrolling interests	(7,839)	(3,228)
Depreciation and amortization of discontinued operations	—	(9,969)
Net income attributable to GGP	$1,374,561	$665,850
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2015, we had consolidated debt of $14.2 billion, including $2.3 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $2.3 billion of variable-rate debt would result in a $5.8 million annualized increase or decrease in consolidated interest expense and operating cash flows.
In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $1.3 billion at December 31, 2015. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a $3.3 million annualized increase or decrease in our equity in the income (loss) of Unconsolidated Real Estate Affiliates.
We are subject to foreign currency exchange rate risk related to a $91.6 million note receivable denominated in Brazilian Reais (Note 14). During the year ended December 31, 2015, we recognized a $45.0 million loss on foreign currency on our Consolidated Statement of Operations and Comprehensive Income due to changes in the value of the Brazilian Real and its impact on this note receivable. As of December 31, 2015, a 10% increase in the value of the Brazilian Real would result in a $8.3 million gain on foreign currency, and a 10% decrease in the value of the Brazilian Real would result in a $10.2 million loss on foreign currency.
For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 5 and 7. At December 31, 2015, the fair value of our consolidated debt has been estimated for this purpose to be $335.8 million higher than the carrying amount of $14.2 billion.
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

As of December 31, 2015, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2015, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois
We have audited the internal control over financial reporting of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 19, 2016

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information which appears under the captions "Proposal 1—Election of Directors," "Executive Officers," "Corporate Governance-Committees of the Board of Directors-Audit Committee" and "—Nominating & Governance Committee," "Additional Information Stockholder Proposals and Nomination of Directors at the 2016 Annual Meeting of Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated by reference into this Item 10.
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
Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303.A 12(a) of the NYSE listing standards on April 27, 2015, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.
ITEM 11.    EXECUTIVE COMPENSATION
The information which appears under the caption "Executive Compensation" in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information which appears under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated by reference into this Item 12.
The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2015.

Plan Category	(a) Number of securities to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted Average Exercise Price of Outstanding Options Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	18,244,681	17.57	17,698,876	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
	18,244,681	17.57	17,698,876
_______________________________________________________________________________

(1)	Reflects shares of common stock, restricted stock and LTIPs available for issuance under the Equity Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information which appears under the captions "Corporate Governance-Director Independence," and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated by reference into this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information which appears under the captions "Proposal 2-Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees and Services" and "Audit Committee's Pre-Approval Policies and Procedures" in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated by reference into this Item 14.
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

GENERAL GROWTH PROPERTIES, INC.

/s/ SANDEEP MATHRANI
Sandeep Mathrani
Chief Executive Officer	February 19, 2016

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

Signature	Title	Date

/s/ SANDEEP MATHRANI	Director and Chief Executive Officer (Principal Executive Officer)	February 19, 2016
Sandeep Mathrani

/s/ MICHAEL B. BERMAN	Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Michael B. Berman

/s/ TARA L. MARSZEWSKI	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2016
Tara L. Marszewski

/s/ RICHARD B. CLARK	Director	February 19, 2016
Richard B. Clark

/s/ MARY LOU FIALA	Director	February 19, 2016
Mary Lou Fiala

Signature	Title	Date

/s/ J. BRUCE FLATT	Director	February 19, 2016
J. Bruce Flatt

/s/ JOHN K. HALEY	Director	February 19, 2016
John K. Haley

/s/ DANIEL B. HURWITZ	Director	February 19, 2016
Daniel B. Hurwitz

/s/ BRIAN W. KINGSTON	Director	February 19, 2016
Brian W. Kingston

/s/ DAVID J. NEITHERCUT	Director	February 19, 2016
David J. Neithercut

/s/ MARK R. PATTERSON	Director	February 19, 2016
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
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2015 due to the adoption of Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 19, 2016

GENERAL GROWTH PROPERTIES, INC. (Dollars in thousands, except per share amounts) CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets:
Investment in real estate:
Land	$3,596,354	$4,244,607
Buildings and equipment	16,379,789	18,028,844
Less accumulated depreciation	(2,452,127)	(2,280,845)
Construction in progress	308,903	703,859
Net property and equipment	17,832,919	20,696,465
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,506,040	2,604,762
Net investment in real estate	21,338,959	23,301,227
Cash and cash equivalents	356,895	372,471
Accounts and notes receivable, net	949,556	663,768
Deferred expenses, net	214,578	130,389
Prepaid expenses and other assets	997,334	813,777
Assets held for disposition	216,233	—
Total assets	$24,073,555	$25,281,632
Liabilities:
Mortgages, notes and loans payable	$14,216,160	$15,944,187
Investment in Unconsolidated Real Estate Affiliates	38,488	35,598
Accounts payable and accrued expenses	784,493	934,897
Dividend payable	172,070	154,694
Deferred tax liabilities	1,289	21,240
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	58,934	—
Total liabilities	15,477,634	17,296,816
Redeemable noncontrolling interests:
Preferred	157,903	164,031
Common	129,724	135,265
Total redeemable noncontrolling interests	287,627	299,296
Commitments and Contingencies	—	—
Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 966,096,656 issued, 882,397,202 outstanding as of December 31, 2015, and 968,340,597 issued and 884,912,012 outstanding as of December 31, 2014	9,386	9,409
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014	242,042	242,042
Additional paid-in capital	11,362,369	11,351,625
Retained earnings (accumulated deficit)	(2,141,549)	(2,822,740)
Accumulated other comprehensive loss	(72,804)	(51,753)
Common stock in treasury, at cost, 56,240,259 shares as of December 31, 2015 and 55,969,390 shares as of December 31, 2014	(1,129,401)	(1,122,664)
Total stockholders' equity	8,270,043	7,605,919
Noncontrolling interests in consolidated real estate affiliates	24,712	79,601
Noncontrolling interests related to long-term incentive plan common units	13,539	—
Total equity	8,308,294	7,685,520
Total liabilities and equity	$24,073,555	$25,281,632

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
Revenues:
Minimum rents	$1,481,614	$1,583,695	$1,553,941
Tenant recoveries	689,536	739,411	716,932
Overage rents	44,024	51,611	55,998
Management fees and other corporate revenues	86,595	70,887	68,792
Other	102,137	89,955	90,354
Total revenues	2,403,906	2,535,559	2,486,017
Expenses:
Real estate taxes	222,883	227,992	239,807
Property maintenance costs	60,040	66,897	69,411
Marketing	21,958	24,654	27,627
Other property operating costs	302,797	333,620	341,420
Provision for doubtful accounts	8,081	8,055	3,920
Property management and other costs	161,556	155,093	164,457
General and administrative	50,405	64,051	49,237
Provision for impairment	8,604	5,278	—
Depreciation and amortization	643,689	708,406	749,722
Total expenses	1,480,013	1,594,046	1,645,601
Operating income	923,893	941,513	840,416
Interest and dividend income	49,254	28,613	7,699
Interest expense	(607,675)	(699,285)	(723,152)
Loss on foreign currency	(44,984)	(18,048)	(7,312)
Warrant liability adjustment	—	—	(40,546)
Gains from changes in control of investment properties and other	634,367	91,193	219,784
Loss on extinguishment of debt	—	—	(36,479)
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	954,855	343,986	260,410
Benefit from (provision for) income taxes	38,334	(7,253)	(345)
Equity in income of Unconsolidated Real Estate Affiliates	73,390	51,568	58,919
Unconsolidated Real Estate Affiliates - gain on investment	327,017	9,710	9,837
Income from continuing operations	1,393,596	398,011	328,821
Discontinued operations:
Income from discontinued operations, including gains (losses) on dispositions	—	137,989	(37,516)
Gain on extinguishment of tax indemnification liability	—	77,215	—
Gain on extinguishment of debt	—	66,679	25,894
Discontinued operations, net	—	281,883	(11,622)
Net income	1,393,596	679,894	317,199
Allocation to noncontrolling interests	(19,035)	(14,044)	(14,671)
Net income attributable to General Growth Properties, Inc.	1,374,561	665,850	302,528
Preferred Stock dividends	(15,937)	(15,936)	(14,078)
Net income attributable to common stockholders	$1,358,624	$649,914	$288,450

GENERAL GROWTH PROPERTIES, INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

Basic Earnings (Loss) Per Share:
Continuing operations	$1.54	$0.42	$0.32
Discontinued operations	—	0.32	(0.01)
Total basic earnings per share	$1.54	$0.74	$0.31
Diluted Earnings (Loss) Per Share:
Continuing operations	$1.43	$0.39	$0.32
Discontinued operations	—	0.30	(0.01)
Total diluted earnings per share	$1.43	$0.69	$0.31
Comprehensive Income (Loss), Net:
Net income	$1,393,596	$679,894	$317,199
Other comprehensive income (loss):
Foreign currency translation	(33,292)	(13,604)	49,644
Unrealized gains (losses) on available-for-sale securities	11,978	—	(65)
Net unrealized gains (losses) on other financial instruments	30	(54)	(5)
Other comprehensive (loss) income	(21,284)	(13,658)	49,574
Comprehensive income	1,372,312	666,236	366,773
Comprehensive income allocated to noncontrolling interests	(18,802)	(13,966)	(15,064)
Comprehensive income attributable to General Growth Properties, Inc.	1,353,510	652,270	351,709
Preferred stock dividends	(15,937)	(15,936)	(14,078)
Comprehensive income, net, attributable to common stockholders	$1,337,573	$636,334	$337,631
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2013	$9,392	$—	$10,432,447	$(2,732,787)	$(87,354)	$—	$83,322	$7,705,020

Net income				302,528			3,103	305,631
Issuance of Preferred Stock, net of issuance costs		242,042						242,042
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(4,283)	(4,283)
Restricted stock grants, net of forfeitures (18,444 common shares)	—		8,340					8,340
Employee stock purchase program (135,317 common shares)	—		2,708					2,708
Stock option grants, net of forfeitures (344,670 common shares)	3		35,995					35,998
Treasury stock purchases (28,345,108 common shares)						(566,863)		(566,863)
Cash dividends reinvested (DRIP) in stock (28,852 common shares)	—		613					613
Other comprehensive loss before reclassifications					(60,680)			(60,680)
Amounts reclassified from Accumulated Other Comprehensive Loss					109,861			109,861
Cash distributions declared ($0.51 per share)				(471,386)				(471,386)
Cash distributions on Preferred Stock				(14,078)				(14,078)
Fair value adjustment for noncontrolling interest in Operating Partnership			(3,173)					(3,173)
Common stock warrants			895,513					895,513

Balance at December 31, 2013	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

GENERAL GROWTH PROPERTIES, INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2014	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

Net income				665,850			1,851	667,701
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(4,392)	(4,392)
Restricted stock grants, net of forfeitures (16,112 common shares)	—	—	2,496					2,496
Employee stock purchase program (138,446 common shares)	1		2,951					2,952
Stock option grants, net of forfeitures (1,164,945 common shares)	12		40,714					40,726
Treasury stock purchases (27,624,282 common shares)						(555,801)		(555,801)
Cash dividends reinvested (DRIP) in stock (22,186 common shares)	1	—	505					506
Other comprehensive loss					(13,580)			(13,580)
Cash distributions declared ($0.63 per share)				(556,931)				(556,931)
Cash distributions on Preferred Stock				(15,936)				(15,936)
Fair value adjustment for noncontrolling interest in certain properties			3,169					3,169
Fair value adjustment for noncontrolling interest in GGPOP and other			(70,653)					(70,653)

Balance at December 31, 2014	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

GENERAL GROWTH PROPERTIES, INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2015	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

Net income				1,374,561			2,685	1,377,246
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(55,050)	(55,050)
Long Term Incentive Plan Common Unit grants, net (1,645,901 LTIP Units)							11,015	11,015
Restricted stock grants, net (216,640 common shares)	2		3,438					3,440
Employee stock purchase program (137,247 common shares)	1		3,249					3,250
Stock option grants, net of forfeitures (1,432,250 common shares)	14		42,602					42,616
Cancellation of repurchased common shares (4,053,620 common shares)	(40)		(52,871)	(49,922)		102,833		—
Treasury stock purchases (4,324,489 common shares)						(109,570)		(109,570)
Cash dividends reinvested (DRIP) in stock (23,542 common shares)			487					487
Other comprehensive loss					(21,051)			(21,051)
Cash distributions declared ($0.71 per share)				(627,511)				(627,511)
Cash distributions on Preferred Stock				(15,937)				(15,937)
Fair value adjustment for noncontrolling interest in Operating Partnership			13,839					13,839

Balance at December 31, 2015	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash Flows provided by Operating Activities:
Net income	$1,393,596	$679,894	$317,199
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(73,390)	(51,568)	(58,919)
Distributions received from Unconsolidated Real Estate Affiliates	87,138	46,463	53,592
Provision for doubtful accounts	8,081	8,151	4,095
Depreciation and amortization	643,689	718,064	773,255
Amortization/write-off of deferred finance costs	11,607	13,621	9,453
Accretion/write-off of debt market rate adjustments	13,171	13,442	9,698
Amortization of intangibles other than in-place leases	62,106	76,615	84,229
Straight-line rent amortization	(27,809)	(48,935)	(49,780)
Deferred income taxes	(42,136)	(5,615)	(3,847)
Litigation loss	—	17,854	—
(Gain) loss on dispositions, net	(30,669)	(131,849)	811
Unconsolidated Real Estate Affiliates—gain on investment, net	(327,017)	(9,710)	(9,837)
Gains from changes in control of investment properties and other	(634,367)	(91,193)	(219,784)
Gain on extinguishment of debt	—	(66,679)	(25,894)
Provisions for impairment	8,604	5,278	30,936
Loss (gain) on foreign currency	44,984	18,048	(7,312)
Warrant liability adjustment	—	—	40,546
Cash paid for extinguishment of tax indemnification liability	—	(138,000)	—
Gain on extinguishment of tax indemnification liability	—	(77,215)	—
Net changes:
Accounts and notes receivable, net	(30,116)	(19,613)	1,697
Prepaid expenses and other assets	(24,381)	(28,966)	25,273
Deferred expenses, net	(42,708)	(24,234)	(44,877)
Restricted cash	(3,698)	(1,070)	16,894
Accounts payable and accrued expenses	(4,858)	21,703	(80,902)
Other, net	33,061	25,238	23,005
Net cash provided by operating activities	1,064,888	949,724	889,531
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	(384,270)	(537,357)	(433,405)
Development of real estate and property improvements	(694,621)	(624,829)	(516,906)
Loans to joint venture partners	(328,819)	(137,070)	(32,161)
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	1,155,765	361,183	1,006,357
Contributions to Unconsolidated Real Estate Affiliates	(173,704)	(130,500)	(87,909)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	145,461	387,234	222,053
Acquisition of marketable securities	(33,300)	—	—
Increase in restricted cash	733	3,414	8,831
Net cash (used in) provided by investing activities	(312,755)	(677,925)	166,860
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	1,837,440	2,401,407	5,501,047
Principal payments on mortgages, notes and loans payable	(1,831,624)	(1,760,032)	(5,155,453)
Deferred finance costs	(7,095)	(21,264)	(20,548)
Net proceeds from issuance of Preferred Stock	—	—	242,042
Purchase of Warrants	—	—	(633,229)
Treasury stock purchases	(109,570)	(555,801)	(566,863)
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(55,050)	(4,392)	(4,283)
Cash distributions paid to common stockholders	(610,554)	(534,151)	(447,195)
Cash distributions reinvested (DRIP) in common stock	658	506	614
Cash distributions paid to preferred stockholders	(15,937)	(15,936)	(10,093)
Cash distributions and redemptions paid to holders of common units	(950)	(718)	(36,894)
Other, net	24,973	13,782	26,920
Net cash used in financing activities	(767,709)	(476,599)	(1,103,935)
Net change in cash and cash equivalents	(15,576)	(204,800)	(47,544)
Cash and cash equivalents at beginning of year	372,471	577,271	624,815
Cash and cash equivalents at end of year	$356,895	$372,471	$577,271
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information:
Interest paid	$602,495	$688,297	$834,155
Interest capitalized	12,752	16,665	11,210
Income taxes paid	14,286	10,202	6,313
Accrued capital expenditures included in accounts payable and accrued expenses	158,027	198,471	103,988
Settlement of Tax indemnification liability:
Assets	—	106,743	—
Liability extinguished	—	(321,958)	—
Non-Cash Transactions:
Notes receivable related to sale of investment property and Aliansce	—	—	151,127
Gain on investment in Unconsolidated Real Estate Affiliates	—	—	9,837
Amendment of warrant agreement	—	—	895,513
Non-Cash Sale of Retail Property
Assets	—	21,426	71,881
Liabilities and equity	—	(21,426)	(71,881)
Non-Cash Acquisition of Quail Springs	—	—	35,610
Non-Cash Sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	—	—	211,468
Non-Cash Sale of Bayside Marketplace—Refer to Note 3
Non-Cash Sale of Ala Moana Center—Refer to Note 3
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1 ORGANIZATION
General Growth Properties, Inc. ("GGP" or the "Company"), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". In these notes, the terms "we," "us" and "our" refer to GGP and its subsidiaries.
GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of December 31, 2015, we are the owner, either entirely or with joint venture partners of 131 retail properties.
Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of December 31, 2015, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.
GGPOP is the general partner of, and owns a 1.5% equity interest in, each Operating Partnership. GGPOP has common units of limited partnership ("Common Units"), which are redeemable for cash or, at our option, shares of GGP common stock. It also has preferred units of limited partnership interest ("Preferred Units"), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (Note 11). GGPOP has full value long term incentive plan units and appreciation only long term incentive plan units (collectively "LTIP Units"), which are redeemable for cash or, at our option, shares of GGP common stock (Note 13).
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
We operate in a single reportable segment which includes the operation, development and management of retail and other rental properties, primarily regional malls. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company NOI in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue, Company NOI, or combined assets. Company NOI excludes certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company’s operating properties are aggregated into a single reportable segment.
Reclassifications
We elected to early-adopt Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" issued by the Financial Accounting Standards Board (FASB). This ASU amends Accounting Standards Codification (ASC) 835-30 and requires debt issuance costs related to borrowings be presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of the debt. The adoption of this ASU resulted in the reclassification of $54.1 million from deferred expenses, net to mortgages, notes and loans payable on our Consolidated Balance Sheets as of December 31, 2014, as presented herein. In addition, $1.2 million and $1.4 million of expenses were reclassified from other property operating costs to marketing for the years ended December 31, 2014 and 2013, respectively, to conform prior periods to the current year presentation. Also, $9.7 million and $9.8 million was separately presented as Unconsolidated Real Estate Affiliates—gain on investment, previously recorded as equity in income of Unconsolidated Real Estate Affiliates on the Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, respectively, to conform prior periods to the current year presentation. Finally, $4.4 million and $4.3 million was separately presented as cash distributions to noncontrolling interests in consolidated real estate affiliates, previously presented as other, net within the financing section of the Consolidated Statements of Cash Flows, for the years ended December 31, 2014 and 2013, respectively, to conform prior periods to the current year presentation. The reclassifications are changes from one acceptable presentation to another acceptable presentation.
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
The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount
As of December 31, 2015
Tenant leases:
In-place value	$409,637	$(264,616)	$145,021
As of December 31, 2014
Tenant leases:
In-place value	$608,840	$(362,531)	$246,309
The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 15); the below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in accounts payable and accrued expenses (Note 16) in our Consolidated Balance Sheets.
Amortization/accretion of all intangibles, including the intangibles in Note 15 and Note 16, had the following effects on our income from continuing operations:

	Year Ended December 31,
	2015	2014	2013
Amortization/accretion effect on continuing operations	$(137,462)	$(196,792)	$(237,302)

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Future amortization/accretion of these intangibles is estimated to decrease results from continuing operations as follows:

Year	Amount
2016	$90,101
2017	67,552
2018	43,469
2019	25,832
2020	17,182
Marketable Securities
Marketable securities are comprised of equity securities that are classified as available-for-sale. Available-for-sale securities are presented in prepaid expenses and other assets on our Consolidated Balance Sheets at fair value. Unrealized gains and losses resulting from the mark-to-market of these securities are included in other comprehensive income. Realized gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities.
Investments in Unconsolidated Real Estate Affiliates (Note 6)
We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the the investment, we utilize the equity method. If we have neither control or significant influence, we utilize the cost method. Under the equity method, the cost of our investment is adjusted for our share of the earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition, increased by our contributions and reduced by distributions received.
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
Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. Except for Retained Debt (as described in Note 6), differences between the carrying amount of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of our Unconsolidated Real Estate Affiliates are typically amortized over lives ranging from 5 to 45 years. When cumulative distributions exceed our investment in the joint venture, the investment is reported as a liability in our consolidated financial statements. The liability is limited to our maximum potential obligation to fund contractual obligations, including recourse related to certain debt obligations.
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
To the extent that we contribute assets to a joint venture accounted for using the equity method, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. We will recognize gains and losses on the contribution of our real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the buyer is independent of the Company, the collection of the sales price is reasonably assured, and we will not be required to support the operations of the property or its related obligations to an extent greater than our proportionate interest.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

The combined summarized financial information of unconsolidated joint ventures is disclosed in Note 6 to the Consolidated Financial Statements.
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
In leasing tenant space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If we are considered the owner of the leasehold improvements, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the leasehold improvements, the allowance is capitalized to deferred expenses and considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.
Deferred Expenses
Deferred expenses primarily consist of leasing commissions and related costs and are amortized using the straight-line method over the life of the leases.
Revenue Recognition and Related Matters
Minimum rents are recognized on a straight-line basis over the terms of the related operating leases, including the effect of any free rent periods. Minimum rents also include lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as, accretion related to above and below-market tenant leases on acquired properties and properties that were recorded at fair value. The following is a summary of amortization of straight-line rent, net amortization/accretion related to above and below-market tenant leases and termination income, which is included in minimum rents:

	Year Ended December 31,
	2015	2014	2013
Amortization of straight-line rent	$27,809	$48,254	$47,567
Net amortization/accretion of above and below-market tenant leases	(55,062)	(66,258)	(67,344)
Lease termination income	13,786	10,590	10,633
The following is a summary of straight-line rent receivables, which are included in accounts and notes receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Straight-line rent receivables, net	$234,862	$228,153
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
Real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) our receivable is not subject to future subordination, and (4) we have transferred to the buyer the risks and rewards of ownership and do not have continuing involvement. Unless all conditions are met, recognition of all or a portion of the profit shall be postponed.
We provide an allowance for doubtful accounts against the portion of accounts and notes receivable, net including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The following table summarizes the changes in allowance for doubtful accounts:

	2015	2014	2013
Balance as of January 1,	$15,621	$17,892	$24,692
Provision for doubtful accounts(1)	11,833	10,934	5,528
Provisions for doubtful accounts in discontinued operations	—	602	1,277
Write-offs	(12,800)	(13,807)	(13,605)
Balance as of December 31,	$14,654	$15,621	$17,892
_______________________________________________________________________________

(1)	Excludes recoveries of $2.1 million, $2.7 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Management Fees and Other Corporate Revenues
Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees, and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates. Management fees are reported at 100% of the revenue earned from the joint venture in management fees and other corporate revenues on our Consolidated Statements of Operations and Comprehensive Income. Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Operations and Comprehensive Income and in property management and other costs in the Condensed Combined Statements of Income in Note 6.
The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Year Ended December 31,
	2015	2014	2013
Management fees from affiliates	$86,595	$70,887	$68,681
Management fee expense	(30,723)	(26,972)	(25,551)
Net management fees from affiliates	$55,872	$43,915	$43,130
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
Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns and are recorded primarily by certain of our taxable REIT subsidiaries. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision. In 2010, GGP experienced a change in control, pursuant to Section 382 of the Internal Revenue Code that could limit the benefit of deferred tax assets. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.
We earn investment tax credits related to solar projects at certain properties. We use the flow through method of accounting for investment tax credits. Under this method, investment tax credits are recognized as a reduction to income tax expense in the year they are earned.
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
Impairment charges are recorded in the Consolidated Statements of Operations and Comprehensive Income when the carrying value of a property is not recoverable and it exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and / or in the period of disposition.
During the year ended December 31, 2015, we recorded an $8.6 million impairment charge in continuing operations of our Consolidated Statements of Operations and Comprehensive Income. This impairment charge related to one operating property and was recorded because the estimated fair value of the property, based on a bona-fide purchase offer, was less than the carrying value of the property.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

During the year ended December 31, 2014, we recorded a $5.3 million impairment charge in continuing operations of our Consolidated Statements of Operations and Comprehensive Income. This impairment charge related to one operating property and was recorded because the estimated fair value of the property, based on a bona-fide purchase offer was less than the carrying value of the property. During the year ended December 31, 2014, we recorded no impairment charges in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income.
During the year ended December 31, 2013, we recorded no impairment charges in continuing operations of our Consolidated Statements of Operations and Comprehensive Income. During the year ended December 31, 2013, we recorded $30.9 million of impairment charges in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income, which related to five operating properties. We recorded a gain on extinguishment of debt in discontinued operations of approximately $66.7 million in the first quarter of 2014 related to one of these impaired properties that is included in discontinued operations of our Consolidated Statement of Operations and Comprehensive Income.
Investment in Unconsolidated Real Estate Affiliates
A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we performed for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. An impairment of $3.2 million related to our investments in Unconsolidated Real Estate Affiliates was recognized for the year ended December 31, 2015. This impairment charge related to one operating property and was recorded because the estimated fair value of the property, based on a bona-fide purchase offer, was less than the carrying value of the property.
No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the years ended December 31, 2014 and 2013.
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
The impairment section above includes a discussion of all impairments recognized during the years ended December 31, 2015, 2014 and 2013, which were based on Level 2 inputs. Note 5 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 9 includes a discussion of our outstanding warrants, which were measured at fair value using Level 3 inputs until the warrant agreement was amended on March 28, 2013. Note 11 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

group of investment grade financial institutions. We had $315.0 million and $100.0 million outstanding under our credit facility as of December 31, 2015 and 2014, respectively.
Recently Issued Accounting Pronouncements
Effective January 1, 2015 the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have (or will have) a major effect on the company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. Pursuant to its terms, we have adopted this pronouncement effective January 1, 2015. This definition was applied prospectively and is anticipated to substantially reduce the number of transactions, going forward, that qualify for discontinued operations as compared to historical results. (See Note 4).
Effective January 1, 2016, the FASB issued an update that will require us to evaluate whether we should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. Aside from certain expanded disclosure requirements, we do not expect the adoption of this standard will have a material impact to our consolidated financial statements for the adoption of this standard.
Effective January 1, 2016, companies are required to present debt issuance costs related to a recognized debt liability (excluding revolving credit facility) as a direct deduction from the carrying amount of that debt liability on the balance sheet. The recognition and measurement guidance for debt issuance costs will not be affected. We elected to early adopt this pronouncement as of December 31, 2015 which resulted in the reclassification of unamortized capitalized loan fees from deferred expenses to a direct reduction of the Company’s indebtedness on our Consolidated Balance Sheets for all periods presented.
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
NOTE 3 ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY
On November 6, 2015, we acquired an additional 2.5% direct interest in Miami Design District Associates, LLC ("MDDA") located in Miami, Florida for a gross purchase price of $40.0 million. We also own a 2.5% interest in MDDA through a joint venture and a 10% interest in MDDA through a consolidated subsidiary. The total investment of 15% is considered a cost method investment and is included in investment in and loans to/from Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.
On July 7, 2015, we purchased 1,125,760 shares of Seritage Growth Properties common stock at $29.58 per share for a total of $33.3 million as part of the spin-off of Sears Holdings Corporation. This investment is classified as an available-for-sale security

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

with changes in fair value recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets. As of December 31, 2015, Seritage Growth Properties common stock traded at $40.22 per share resulting in unrealized gains of approximately $12.0 million, included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2015.
On April 27, 2015, we sold the office portion of 200 Lafayette in New York, New York for a gross sales price of approximately $124.5 million. This transaction resulted in a gain on sale of $11.9 million recognized in gain from changes in control of investment properties and other on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2015.
On April 17, 2015, we and our joint venture partners acquired the Crown Building located at 730 Fifth Avenue in New York, New York for a purchase price of $1.78 billion, which was funded with $1.25 billion of secured debt. We have an effective 50% interest in the retail portion of the property. GGP and Jeff Sutton will own, redevelop, lease and manage the retail portion of the property which is $1.30 billion of the purchase price. Vladislav Doronin’s Capital Group and Michael Shvo will own, redevelop, lease and manage the office tower which is $475.0 million of the purchase price. The office tower will be redeveloped into luxury residential condominiums. Our share of the retail property purchase price is $650.0 million, and our share of the equity is $208.5 million. In connection with the acquisition, we provided $204.3 million in loans to our joint venture partners (Note 14).
On April 1, 2015 we acquired a 50% interest in a joint venture to own 85 Fifth Avenue in New York, New York. The total purchase price was $86.0 million which was funded with $60.0 million of secured debt. GGP’s share of the equity is $14.0 million. In connection with the acquisition, we provided a $7.0 million loan to our joint venture partner (Note 14).
On March 31, 2015, we acquired a 50% interest in a joint venture with Sears Holdings Corporation that owns anchor pads and in-place leases at 12 stores located at our properties for approximately $165.0 million. Subsequently, Sears Holdings Corporation sold its investment in the joint venture to Seritage Growth Properties, which was an affiliated company. We recorded the investment in the joint venture for approximately $164.5 million ($165.0 million net of prorations and acquisition costs) to investment in and loans to/from Unconsolidated Real Estate Affiliates on our Consolidated Balance Sheets. On December 14, 2015, GGP entered into agreements with GGP Homart II, LLC and Urban Shopping Centers, L.P. (Oakbrook) to assign interest in 4 of the 12 anchor pads. For the assignment and transfer of the assigned interests, GGP Homart II, LLC and Urban Shopping Centers, L.P. agreed to consideration of $34.1 million and $39.9 million, respectively.
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
Upon sale of the 25% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $584.4 million gain on change in control of investment properties and other as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the twelve months ended December 31, 2015, we recognized an additional $38.0 million gain on change of control of investment properties and other using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through December 31, 2015. We will recognize an additional $26.3 million gain on change of control of investment properties and other through substantial completion of construction. In total, we recorded a gain from change in control of investment properties and other of $622.4 million on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2015 as a result of this transaction.
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

During the year ended December 31, 2015, we recognized an additional $15.4 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through December 31, 2015. We will recognize an additional $13.1 million gain in Unconsolidated Real Estate Affiliates - gain on investment through substantial completion of construction. In total, we recorded a gain in Unconsolidated Real Estate Affiliates - gain on investment of $311.3 million on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2015 as a result of this transaction.
We account for the 62.5% interest in the joint venture that owns Ala Moana Center under the equity method of accounting (Note 6) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights. Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.
The table below summarizes the gain calculation ($ in millions) for the 25% and 12.5% interests sold:

Gain on Sale of Interests in Ala Moana Center	25.0%	12.5%
Total proceeds (net of transaction costs of $6.8 million and $2.5 million, respectively)	$900.2	$451.0
Joint venture partner share of debt	462.5	231.3
Total consideration	1,362.7	682.3
Less: JV partner proportionate share of investment in Ala Moana Center and estimated development costs	(714.0)	(357.9)
Total gain from changes in control of investment properties and other	648.7	—
Total Unconsolidated Real Estate Affiliates - gain on investment	—	324.4
Gain attributable to JV partner proportionate share of investment in Ala Moana Center at closing	584.4	295.9
Gain attributable to post-sale development activities through December 31, 2015	38.0	15.4
Estimated future gain from changes in control of investment properties and other	26.3	—
Estimated future Unconsolidated Real Estate Affiliates - gain on investment	$—	$13.1

On December 24, 2014 we formed a joint venture that holds 100% of Bayside Marketplace and sold a portion of our interest to a third party. We received $71.9 million in cash, net of debt assumed of $122.5 million, and the partner received a 49% economic interest in the joint venture. We recorded gain from change in control of investment properties and other of $91.2 million on our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2014, as a result of this transaction. We are the managing member, however we account for the joint venture under the equity method of accounting because we share control over major decisions with the joint venture partner and the partner has substantive participating rights including establishing operating and capital decisions including budgets, in the ordinary course of business.

The table below summarizes the gain calculation ($ in millions):

Cash received from joint venture partner	$71.9
Less: Proportionate share of previous investment in Bayside Marketplace	(19.3)
Gain from change in control of investment property	$91.2

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

On September 15, 2014, we contributed $244.7 million to a joint venture that acquired a 20% interest in a development located in Miami, Florida and an 85.67% interest in a mall located in Bellevue, Washington. The joint venture's 20% interest in the Miami Design District Associates, LLC was acquired for a purchase price of $280.0 million. Through the formation of the joint venture, we have a 12.5% share of this investment and account for it as a cost method investment. Subsequently, 10% of this interest was distributed to a consolidated subsidiary through a non-liquidating distribution. The joint venture partner contributed a property, The Shops at the Bravern, LLC ("Bravern"), for a net contribution of $79.0 million. Through the formation of the joint venture, we have a 40% interest in the property and account for the joint venture under the equity method of accounting.

On June 27, 2014, we contributed $106.6 million to a joint venture that acquired 685 Fifth Avenue in New York, New York for a gross purchase price of $521.4 million with $340.0 million in gross property-level financing. We have a 50% interest in the joint venture. In connection with the acquisition we provided an $85.3 million loan to our joint venture partner (Note 14).
NOTE 4 DISCONTINUED OPERATIONS AND HELD FOR DISPOSITION
In the first quarter of 2015, the Company adopted ASU No. 2014-08, "Reporting Discontinued operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company’s adoption of ASU No. 2014-08 resulted in a change in how the Company would record operating results and gains on sales of real estate. Any future sale that does not meet the updated definition of discontinued operations, would not be reflected within discontinued operations in the Company’s Consolidated Statements of Comprehensive Income.
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
The Company did not have any dispositions during the year ended December 31, 2015 that qualified for discontinued operations presentation subsequent to its adoption of ASU No. 2014-08. The following table summarizes the operations of the properties included in discontinued operations for the years ended 2014 and 2013.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Retail and other revenue	$27,276	$73,329
Total revenues	27,276	73,329
Retail and other operating expenses	17,515	56,926
Provisions for impairment	—	30,935
Total expenses	17,515	87,861
Operating income (loss)	9,761	(14,532)
Interest expense, net	(2,188)	(22,167)
Provision for income taxes	—	—
Gains (losses) on dispositions	130,416	(817)
Net income (loss) from operations	137,989	(37,516)
Gain on extinguishment of debt	66,679	25,894
Gain on extinguishment of tax indemnification liability	77,215	—
Net income (loss) from discontinued operations	$281,883	$(11,622)
As of December 31, 2015, non-refundable deposits were received from the buyers on two properties. Therefore, the two properties were considered held for disposition as of December 31, 2015. Total assets held for disposition were $216.2 million, which included $204.4 million of net investment in real estate, and total liabilities held for disposition were $58.9 million, which included $42.6 million of mortgages, notes and loans payable (Note 20).
NOTE 5 FAIR VALUE
Nonrecurring Fair Value Measurements
The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded as of December 31, 2015 and 2014.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2015
Investments in real estate(1)	$61,500	$—	$61,500	$—
Year Ended December 31, 2014
Investments in real estate(1)	$26,250	$—	$26,250	$—
_______________________________________________________________________________

(1)	Refer to Note 2 for more information regarding impairment. Investments in real estate includes consolidated properties and Unconsolidated Real Estate Affiliates.
We estimated the fair value relating to impairment assessments based upon negotiated sales prices, which is classified within Level 2 of the fair value hierarchy.
Disclosure of Fair Value of Financial Instruments
The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2015 and 2014.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	December 31, 2015		December 31, 2014
	Carrying Amount(1)(2)	Estimated Fair Value	Carrying Amount(1)(2)	Estimated Fair Value
Fixed-rate debt	$11,921,302	$12,247,451	$13,573,451	$14,211,247
Variable-rate debt	2,294,858	2,304,551	2,370,736	2,399,547
	$14,216,160	$14,552,002	$15,944,187	$16,610,794
_______________________________________________________________________________

(1)	Includes market rate adjustments of $33.0 million and $19.9 million as of December 31, 2015 and 2014, respectively.

(2)	Includes deferred financing costs of $40.2 million and $54.1 million as of December 31, 2015 and 2014, respectively.
The fair value of our Junior Subordinated Notes approximates their carrying amount as of December 31, 2015 and 2014. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.
Recurring Fair Value of Marketable Securities
Marketable securities are measured at fair value on our Consolidated Balance Sheets using Level 1 inputs and included in prepaid expenses and other assets. The fair values are shown below.

(Amounts in thousands)	December 31, 2015			December 31, 2014
	Fair Value	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain
Marketable securities:
Seritage Growth Properties	$45,278	$33,300	$11,978	$—	$—	$—

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES
Following is summarized financial information for all of our Unconsolidated Real Estate Affiliates accounted for using the equity method and a reconciliation to our total investment in Unconsolidated Real Estate Affiliates, inclusive of investments accounted for using the cost method (Note 2).

	December 31, 2015	December 31, 2014
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$1,949,577	$1,152,485
Buildings and equipment	12,344,045	10,009,490
Less accumulated depreciation	(3,131,659)	(2,591,347)
Construction in progress	828,521	125,931
Net property and equipment	11,990,484	8,696,559
Investments in unconsolidated joint ventures	421,778	16,462
Net investment in real estate	12,412,262	8,713,021
Cash and cash equivalents	426,470	308,621
Accounts and notes receivable, net	258,589	203,511
Deferred expenses, net	239,262	234,211
Prepaid expenses and other assets	472,123	594,257
Total assets	$13,808,706	$10,053,621
Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$9,812,378	$7,898,204
Accounts payable, accrued expenses and other liabilities	740,388	418,995
Cumulative effect of foreign currency translation ("CFCT")	(67,224)	(35,238)
Owners' equity, excluding CFCT	3,323,164	1,771,660
Total liabilities and owners' equity	$13,808,706	$10,053,621
Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$3,255,940	$1,736,422
Less: joint venture partners' equity	(1,518,581)	(861,515)
Plus: excess investment/basis differences	1,550,193	1,694,257
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net (equity method)	3,287,552	2,569,164
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net (cost method)	180,000	—
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,467,552	$2,569,164

Reconciliation—Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset—Investment in and loans to/from Unconsolidated Real Estate Affiliates	$3,506,040	$2,604,762
Liability—Investment in Unconsolidated Real Estate Affiliates	(38,488)	(35,598)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,467,552	$2,569,164
(1) The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include Ala Moana Center as of December 31, 2015 as the property was contributed into a joint venture during the first quarter of 2015.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$1,011,393	$827,436	$768,353
Tenant recoveries	443,905	355,188	327,033
Overage rents	38,282	30,915	32,500
Other	52,027	39,804	34,007
Total revenues	1,545,607	1,253,343	1,161,893
Expenses:
Real estate taxes	129,593	110,665	104,270
Property maintenance costs	41,619	39,105	34,666
Marketing	19,348	14,626	15,981
Other property operating costs	214,417	172,547	160,286
Provision for doubtful accounts	5,427	3,052	1,283
Property management and other costs(2)	64,084	57,980	52,803
General and administrative	10,245	9,250	2,333
Depreciation and amortization	408,537	325,787	279,522
Total expenses	893,270	733,012	651,144
Operating income	652,337	520,331	510,749
Interest income	7,070	5,909	1,431
Interest expense	(395,114)	(315,339)	(286,917)
Provision for income taxes	(996)	(1,497)	(316)
Equity in loss of unconsolidated joint ventures	(28,513)	(194)	—
Income from continuing operations	234,784	209,210	224,947
Net income from disposed investment	—	1,415	28,166
Allocation to noncontrolling interests	(64)	(58)	1
Net income attributable to the ventures	$234,720	$210,567	$253,114
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$234,720	$210,567	$253,114
Joint venture partners' share of income	(112,582)	(114,263)	(140,193)
Amortization of capital or basis differences (3)	(48,748)	(44,736)	(54,002)
Equity in income of Unconsolidated Real Estate Affiliates	$73,390	$51,568	$58,919
_______________________________________________________________________________
(1) The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Ala Moana Center subsequent to the formation of the joint venture on February 27, 2015.
(2) Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.
(3) Includes a $3.2 million impairment charge related to our investment in a single property venture (Note 2).
The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 26 domestic joint ventures, comprising 42 U.S. retail properties, one other retail center and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint control of these ventures with our venture partners, we account for these joint ventures under the equity method.
On March 7, 2014, we formed a joint venture, AMX Partners, LLC ("AMX"), with Kahikolu Partners, LLC (“MKB”) for the purpose of constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. In

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

conjunction with the closing of AMX, GGP agreed to sell the air rights above the parking podium to AMX for $50.0 million. GGP received a $50.0 million payment during the year ended December 31, 2015.
On December 1, 2014, we sold our interest in a joint venture, which resulted in our recognition of a gain of $9.7 million. The $9.7 million gain is recognized within Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income.
On January 29, 2015, we sold our interest in a joint venture that owns Trails Village, which resulted in our recognition of a gain of $12.0 million. The $12.0 million is recognized within Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income.
On April 10, 2015, we sold a 12.5% interest in Ala Moana Center, which resulted in our recognition of a gain of $311.3 million (Note 3). The $311.3 million is recognized within Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income.
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
Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt
Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.1 billion as of December 31, 2015 and $3.9 billion as of December 31, 2014, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.
We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $87.9 million at one property as of December 31, 2015, and $89.3 million as of December 31, 2014. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of December 31, 2015, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	December 31, 2015(1)	Weighted-Average Interest Rate(2)	December 31, 2014(3)	Weighted-Average Interest Rate(2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable(4)	$11,921,302	4.43%	$13,566,852	4.52%
Corporate and other unsecured loans	—	—	6,599	4.41%
Total fixed-rate debt	11,921,302	4.43%	13,573,451	4.52%
Variable-rate debt:
Collateralized mortgages, notes and loans payable(4)	1,991,022	2.08%	2,280,292	2.00%
Revolving credit facility	303,836	1.89%	90,444	1.73%
Total variable-rate debt	2,294,858	2.05%	2,370,736	1.99%
Total Mortgages, notes and loans payable	$14,216,160	4.05%	$15,944,187	4.14%
Junior Subordinated Notes	$206,200	1.77%	$206,200	1.68%
_______________________________________________________________________________

(1)	Includes net $33.0 million of market rate adjustments and $40.2 million of deferred financing costs.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of deferred finance costs.

(3)	Includes net $19.9 million of debt market rate adjustments and $54.1 million of deferred financing costs.

(4)	$99.1 million of the fixed-rate balance and $1.4 billion of the variable-rate balance is cross-collateralized.
Collateralized Mortgages, Notes and Loans Payable
As of December 31, 2015, $18.0 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.5 billion of debt, are cross-collateralized with other properties. Although a majority of the $13.9 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.5 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.
During the year ended December 31, 2015, we refinanced consolidated mortgage notes totaling $710.0 million at four properties and generated net proceeds of $240.9 million. The prior loans totaling $469.1 million had a weighted-average term-to-maturity of 1.3 years, and a weighted-average interest rate of 5.6%. The new loans have a weighted-average term-to-maturity of 11.0 years, and a weighted-average interest rate of 3.8%. In addition, we paid down $594.3 million of consolidated mortgage notes at five properties. The prior loans had a weighted-average term-to-maturity of 1.5 years, and a weighted-average interest rate of 5.3%. We also obtained new mortgage notes totaling $250.0 million on two properties with a weighted-average term-to-maturity of 10.0 years and a weighted-average interest rate of 4.3%.
We elected to early-adopt ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" issued by the FASB. The adoption of this ASU resulted in the reclassification of deferred financing costs in the amount of $40.2 million and $54.1 million as of December 31, 2015 and 2014, respectively.
Corporate and Other Unsecured Loans
We have certain unsecured debt obligations, the terms of which are described below:

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	December 31, 2015(2)	Weighted-Average Interest Rate	December 31, 2014(3)	Weighted-Average Interest Rate
Unsecured debt:
HHC Note(1)	—	—	6,735	4.41%
Revolving credit facility	315,000	1.89%	100,000	1.73%
Total unsecured debt	$315,000	1.89%	$106,735	1.90%
_______________________________________________________________________________

(1)	Note matured in December 2015 and was repaid.

(2)	Excludes deferred financing costs of 11.2 million in 2015 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(3)
Excludes minimal market rate discounts and deferred financing costs of $9.6 million that decrease the total amount that appears outstanding in our Consolidated Balance Sheets. The market rate discount amortizes as an addition to interest expense over the life of the loan.

Our Facility as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 132.5 to 195 basis points, which is determined by the Company's leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of December 31, 2015. $315.0 million was outstanding on the Facility, as of December 31, 2015.
Junior Subordinated Notes
GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPN. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPN due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $76.1 million as of December 31, 2015 and $49.1 million as of December 31, 2014. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2015.
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2012 through 2015 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2011 through 2015.
The (benefit from) provision for income taxes for the years ended December 31, 2015, 2014, and 2013 are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Current	$3,134	$13,994	$3,855
Deferred	(41,468)	(6,741)	(3,510)
Total	$(38,334)	$7,253	$345
Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our TRS net operating loss carryforwards of $22.3 million are currently scheduled to expire in subsequent years through 2035. Substantially all of these attributes are limited under Section 382 of the Code and are subject to valuation allowances.
Each TRS and certain REIT entities subject to state income taxes are tax paying components for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Total deferred tax assets	$34,870	$19,347	$16,077
Valuation allowance	(15,127)	(15,127)	(15,171)
Net deferred tax assets	19,743	4,220	906
Total deferred tax liabilities	(1,289)	(21,240)	(24,667)
Net deferred tax assets (liabilities)	$18,454	$(17,020)	$(23,761)
Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that we do not reasonably expect to realize. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.
The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31, 2015, December 31, 2014 and December 31, 2013 are summarized as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Operating loss and tax credit carryforwards	$18,541	$15,699	$15,477
Other TRS property, primarily differences in basis of assets and liabilities	15,040	(17,592)	(24,067)
Valuation allowance	(15,127)	(15,127)	(15,171)
Net deferred tax liabilities	$18,454	$(17,020)	$(23,761)
We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of December 31, 2015. The $6.1 million as of December 31, 2014, excluding interest, was recognized in 2015 upon the expiration of the statute of limitations.
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
	73,930,000
The exercise prices of the Warrants are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events. In accordance with the agreement, these calculations adjust both the exercise price and the number of shares issuable for the 73,930,000 Warrants. During 2014 and 2015, the number of shares issuable upon exercise of the outstanding Warrants changed as follows:

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2014	85,668,428	9.28	9.06
July 15, 2014	86,215,500	9.22	9.01
October 15, 2014	86,806,928	9.16	8.94
December 15, 2014	87,353,999	9.10	8.89
April 15, 2015	87,856,714	9.05	8.84
July 15, 2015	88,433,357	8.99	8.78
October 15, 2015	89,039,571	8.93	8.72
December 15, 2015	89,697,535	8.86	8.66
_______________________________________________________________________________

Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 70 million shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of December 31, 2015, the Warrants are exercisable into approximately 61 million common shares of the Company, at a weighted-average exercise price of approximately $8.82 per share. Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.
NOTE 10 RENTALS UNDER OPERATING LEASES
We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties as of December 31, 2015 are as follows:

Year	Amount
2016	$1,434,422
2017	1,277,644
2018	1,117,165
2019	969,107
2020	851,565
Subsequent	2,669,476
$8,319,379
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

	Year Ended December 31,
	2015	2014	2013
Distributions to preferred Operating Partnership units	$(8,884)	$(8,965)	$(9,287)
Net income allocation to noncontrolling interests in operating partnership from continuing operations (common units)	(7,466)	(3,228)	(2,281)
Net income allocation to noncontrolling interests in operating partnership from continuing operations (LTIP units)	(2,524)	—	—
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(161)	(1,851)	(3,103)
Allocation to noncontrolling interests	(19,035)	(14,044)	(14,671)
Other comprehensive loss (income) allocated to noncontrolling interests	233	78	(393)
Comprehensive income allocated to noncontrolling interests	$(18,802)	$(13,966)	$(15,064)
Redeemable Noncontrolling Interests
The minority interest related to the Common and Preferred Units of the Operating Partnership are presented as redeemable noncontrolling interests in our Consolidated Balance Sheets since it is possible we could be required, under certain events outside of our control, to redeem the securities for cash by the holders of the securities.
The Common and Preferred Units of the Operating Partnership are recorded at the greater of the carrying amount adjusted for the noncontrolling interest's share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their fair value as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net income attributable to GGP.
The common redeemable noncontrolling interests have been recorded at fair value for all periods presented. One tranche of preferred redeemable noncontrolling interests has been recorded at fair value, while the other tranches of preferred redeemable noncontrolling interests have been recorded at carrying value.
Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders. However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common Units as of December 31, 2015, the aggregate amount of cash we would have paid would have been $129.7 million.
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of December 31, 2015	Converted Basis to Common Units Outstanding as of December 31, 2015	Conversion Price	Redemption Value
Series B(1)	3.00000	1,250,447	3,900,504	$16.66670	106,133
Series D	1.50821	532,750	835,447	33.15188	26,637
Series E	1.29836	502,658	678,583	38.51000	25,133
					$157,903
_______________________________________________________________________________

(1)
The conversion price of Series B preferred units is lower than the GGP December 31, 2015 closing common stock price of $27.21. Therefore, a common stock price of $27.21 is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2015, 2014, and 2013.

Balance at January 1, 2013	$268,219
Net income	2,281
Distributions	(3,275)
Redemption of operating partnership units (1)	(41,889)
Other comprehensive income	393
Fair value adjustment for noncontrolling interests in Operating Partnership	3,173
Balance at December 31, 2013	$228,902
Balance at January 1, 2014	228,902
Net income	3,228
Distributions	(3,059)
Redemption of operating partnership units	(350)
Other comprehensive income	(78)
Fair value adjustment for noncontrolling interests in Operating Partnership	70,653
Balance at December 31, 2014	$299,296
Balance at January 1, 2015	$299,296
Net income	7,466
Distributions	(4,258)
Redemption of operating partnership units	(805)
Other comprehensive income	(233)
Fair value adjustment for noncontrolling interests in Operating Partnership	(13,839)
Balance at December 31, 2015	$287,627
_______________________________________________________________________________

(1)	Operating partnership unit holders redeemed 1,756,521 units in 2013.

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
Distributions paid on our common stock and their tax status, as sent to our shareholders, is presented in the following table. The tax status of GGP distributions in 2015, 2014, and 2013 may not be indicative of future periods.

	Year Ended December 31,
	2015	2014	2013
Ordinary income	$0.752	$0.499	$0.330
Capital gain distributions	—	0.034	0.290
Distributions per share	$0.752	$0.533	$0.620
Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 23,542 shares were issued during the year ended December 31, 2015 and 22,186 shares were issued during the year ended December 31, 2014.
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
Information related to our EPS calculations is summarized as follows:

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Numerators—Basic:
Income from continuing operations	$1,393,596	$398,011	$328,821
Preferred Stock dividend	(15,937)	(15,936)	(14,078)
Allocation to noncontrolling interests	(19,035)	(12,935)	(14,602)
Income from continuing operations—net of noncontrolling interests	1,358,624	369,140	300,141
Discontinued operations	—	281,883	(11,622)
Allocation to noncontrolling interests	—	(1,109)	(69)
Discontinued operations—net of noncontrolling interests	—	280,774	(11,691)
Net income	1,393,596	679,894	317,199
Preferred Stock dividend	(15,937)	(15,936)	(14,078)
Allocation to noncontrolling interests	(19,035)	(14,044)	(14,671)
Net income attributable to common stockholders	$1,358,624	$649,914	$288,450
Numerators—Diluted:
Income from continuing operations—net of noncontrolling interests	$1,358,624	$369,140	$300,141
Diluted income from continuing operations	$1,358,624	$369,140	$300,141
Net income attributable to common stockholders	$1,358,624	$649,914	$288,450
Diluted net income attributable to common stockholders	$1,358,624	$649,914	$288,450
Denominators:
Weighted-average number of common shares outstanding—basic	884,676	887,031	930,643
Effect of dilutive securities	66,386	57,690	3,425
Weighted-average number of common shares outstanding—diluted	951,062	944,721	934,068
Anti-dilutive Securities:
Effect of Preferred Units	5,415	5,505	5,506
Effect of Common Units	4,783	4,833	6,434
Effect of LTIP Units	1,609	—	—
Effect of Warrants	—	—	46,724
	11,807	10,338	58,664
Options were dilutive for the years ended December 31, 2015, 2014 and 2013 and are included in the denominator of EPS. Warrants were dilutive for the years ended December 31, 2015 and 2014 and are included in the denominator of EPS. Potentially dilutive shares related to the Warrants for the year ended December 31, 2013 are excluded from the denominator in the computation of diluted EPS because they are anti-dilutive.
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
During the year ended December 31, 2013, GGPOP repurchased 28,345,108 shares of GGP's common stock for $566.9 million. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS. In addition, GGPOP was issued 27,459,195 shares of GGP common stock on March 26, 2013. These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

During the year ended December 31, 2015 GGP repurchased 4,324,489 shares of its common stock for $109.5 million. Of the shares repurchased, 270,869 have not been canceled as of December 31, 2015. As a result, these shares are presented as common stock in treasury, at cost on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.
NOTE 13 STOCK-BASED COMPENSATION PLANS
Incentive Stock Plans
The General Growth Properties, Inc. 2010 Equity Plan (the "Equity Plan") reserved for issuance of 4% of outstanding shares on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, "the Awards"). Directors, officers and other employees of GGP's and its subsidiaries and affiliates are eligible for Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of GGP's common stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed 10 years.
Stock Options
Stock options under the Equity Plan generally vest in 25% increments annually from one year from the grant date (subject to certain exceptions in the case of retirement). Options under certain previous equity plans were replaced under the Equity Plan with options, fully vested, in GGP common stock.
The following tables summarize stock option activity for the Equity Plan for GGP for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	19,744,224	$17.36	21,565,281	$17.28	9,692,499	$13.59
Granted	267,253	29.15	50,000	22.41	12,740,784	19.97
Exercised	(1,374,512)	16.70	(1,164,945)	15.47	(339,723)	14.33
Forfeited	(460,588)	19.97	(662,820)	18.89	(488,969)	16.27
Expired	(13,677)	17.35	(43,292)	14.58	(39,310)	14.35
Stock options Outstanding at December 31,	18,162,700	$17.51	19,744,224	$17.36	21,565,281	$17.28

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$8.00 - $12.00	2,000,000	4.83	$9.69	2,000,000	4.83	$9.69
$13.00 - $17.00	5,013,488	5.42	14.64	4,000,017	5.39	14.62
$18.00 - $23.00	10,906,787	7.46	20.01	4,677,440	7.46	20.11
$24.00 - $30.00	242,425	9.02	29.15	—	—	—
Total	18,162,700	6.63	$17.51	10,677,457	6.19	$16.10
Intrinsic value ($27.21 stock price as of December 31, 2015)	$176,178			$118,627

The weighted-average fair value of stock options as of the grant date was $5.84 for stock options granted during the year ended December 31, 2015 and $5.33 for stock options granted during the year ended December 31, 2014. The intrinsic value of stock options exercised during the year was $22.9 million, $18.2 million, and $4.9 million for the year ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.
LTIP Units
Pursuant to the Equity Plan, GGP made LTIP Unit grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. A portion of the shares vest either immediately or on the first anniversary and the remainder vest in equal annual amounts over the next two to four years. Participating employees are required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement).
The following table summarizes LTIP Unit activity for the Equity Plan for GGP for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	—	$—	—	$—	—	$—
Granted	1,758,396	29.33	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(33,649)	29.15	—	—	—	—
Expired	—	—	—	—	—	—
LTIP Units Outstanding at December 31,	1,724,747	$29.33	—	$—	—	$—
Restricted Stock
Pursuant to the Equity Plan, GGP made restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms varied in that a portion of the shares vested either immediately or on the first anniversary and the remainder vested in the equal annual amounts over the next two to five years. Participating employees were required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that did not vest were forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes restricted stock activity for the respective grant year ended December 31, 2015, December 31, 2014 and December 31, 2013:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	104,142	$14.79	1,242,924	$13.99	1,426,338	$14.07
Granted	253,886	29.12	34,100	20.04	37,352	19.97
Vested	(114,563)	16.75	(1,154,894)	14.08	(164,970)	15.69
Canceled	(37,246)	26.86	(17,988)	14.73	(55,796)	15.15
Nonvested restricted stock grants outstanding as of end of period	206,219	$29.16	104,142	$14.79	1,242,924	$13.99
The weighted average remaining contractual term of nonvested awards as of December 31, 2015 was three years. The fair value of shares vested during the year was $3.0 million, $29.5 million, and $3.4 million for the year ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.
Other Required Disclosures
Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, restricted stock, and LTIP Units and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated values of options granted were based on the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate(*)	1.75%	2.20%	1.71%
Dividend yield(*)	2.33%	2.70%	2.52%
Expected volatility	25.00%	30.00%	32.32%
Expected life (in years)	6.25	6.25	6.50
_______________________________________________________________________________

(*)	Weighted average
Compensation expense related to stock-based compensation plans is summarized in the following table:

	Year Ended December 31,
	2015	2014	2013
Stock options—Property management and other costs	$7,103	$7,468	$5,104
Stock options—General and administrative	11,006	15,074	9,553
Restricted stock—Property management and other costs	2,853	1,683	1,504
Restricted stock—General and administrative	603	1,013	6,855
LTIP Units - Property management and other costs	1,046	—	—
LTIP Units - General and administrative	10,002	—	—
Total	$32,613	$25,238	$23,016
Unrecognized compensation expense as of December 31, 2015 is as follows:

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Year	Amount
2016	$28,514
2017	25,295
2018	13,121
2019	6,492
$73,422
These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates which differ from estimated forfeitures.

NOTE 14                  ACCOUNTS AND NOTES RECEIVABLE

The following table summarizes the significant components of accounts and notes receivable, net.

	December 31, 2015	December 31, 2014
Trade receivables	$109,399	$124,698
Notes receivable	614,305	320,881
Straight-line rent receivable	236,589	230,172
Other accounts receivable	3,918	3,638
Total Accounts and notes receivable	964,211	679,389
Provision for doubtful accounts	(14,655)	(15,621)
Total Accounts and notes receivable, net	$949,556	$663,768
On November 11, 2015, we entered into a promissory note with our joint venture partner, Ashkenazy Holding Co., LLC ("AHC"), in which we lent $57.6 million that bears interest at 8% per annum. The note is collateralized by AHC's equity in Miami Design District Associates, which is part of the AACMDD Group, LLC joint venture ("AACMDD"). We have an option through November 15, 2016 to purchase the collateral in exchange for cancellation of the note. If the option is exercised, the closing date will be on January 16, 2017 and all amounts previously paid by AHC must be repaid to AHC.
On September 17, 2015, we entered into a promissory note with our joint venture partner, AHC, in which we lent $40.4 million that bears interest at 6% per annum. The note is collateralized by AHC's equity in Miami Design District Associates, which is part of AACMDD. We have an option through August 15, 2016 to purchase the collateral in exchange for cancellation of the note. If the option is exercised, all amounts previously paid by AHC must be repaid to AHC.
On June 30, 2015, we entered into a promissory note with our joint venture partner MKB, in which we would lend MKB up to $80 million for capital calls after an initial contribution of $80 million by MKB and until the joint venture secured construction financing. This loan bears interest at LIBOR plus 6% and is secured by MKB's partnership interest in AMX, which is constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. As of December 31, 2015, there was $15.4 million outstanding on this loan. Construction financing closed during the third quarter of 2015.
Notes receivable includes $204.3 million of notes receivables from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York (Note 3). The first note was issued for $104.3 million, bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at LIBOR plus 13.2% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of December 31, 2015, there was $208.3 million outstanding on these loans.
Also included in notes receivable is $103.8 million and $47.0 million due from our joint venture partner related to the acquisition of the properties at 685 Fifth Avenue and 530 Fifth Avenue in New York, New York. The notes receivable bear interest at 7.5% and 9%, respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan balance. The notes are

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

collateralized by our partner's ownership interest in the joint ventures. The loans mature on June 27, 2024 and June 18, 2024, respectively.
Included in notes receivable is a $91.6 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. (“Rique”) in conjunction with our sale of Aliansce Shopping Centers, S.A. (“Aliansce”) to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the term. On May 28, 2015, we agreed to extend the term of the note receivable issued to Rique by five years through September 30, 2023. This extension did not change the effective interest rate. We recognize the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.
NOTE 15 PREPAID EXPENSES AND OTHER ASSETS
The following table summarizes the significant components of prepaid expenses and other assets.

	December 31, 2015			December 31, 2014
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$644,728	$(416,181)	$228,547	$870,103	$(498,016)	$372,087
Below-market ground leases, net	119,545	(10,761)	108,784	119,866	(8,906)	110,960
Real estate tax stabilization agreement, net	111,506	(32,458)	79,048	111,506	(26,146)	85,360
Total intangible assets	$875,779	$(459,400)	$416,379	$1,101,475	$(533,068)	$568,407
Remaining Prepaid expenses and other assets:
Security and escrow deposits			87,818			93,676
Prepaid expenses			43,809			76,306
Other non-tenant receivables (1)			342,438			28,712
Deferred tax, net of valuation allowances			19,743			4,220
Marketable securities			45,278			—
Other			41,869			42,456
Total remaining Prepaid expenses and other assets			580,955			245,370
Total Prepaid expenses and other assets			$997,334			$813,777

(1) Includes receivable due from our joint venture partners due upon completion of the redevelopment at Ala Moana.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 16 ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31, 2015			December 31, 2014
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	$356,115	$(203,474)	$152,641	$502,919	$(259,390)	$243,529
Above-market headquarters office leases, net	15,268	(8,604)	6,664	15,268	(6,867)	8,401
Above-market ground leases, net	9,127	(1,890)	7,237	9,127	(1,522)	7,605
Total intangible liabilities	$380,510	$(213,968)	$166,542	$527,314	$(267,779)	$259,535
Remaining Accounts payable and accrued expenses:
Accrued interest			46,129			54,332
Accounts payable and accrued expenses			64,954			82,292
Accrued real estate taxes			80,599			85,910
Deferred gains/income			125,701			114,968
Accrued payroll and other employee liabilities			66,970			55,059
Construction payable			158,027			198,471
Tenant and other deposits			25,296			21,423
Insurance reserve liability			15,780			16,509
Capital lease obligations			11,385			12,066
Conditional asset retirement obligation liability			5,927			10,135
Uncertain tax position liability			—			6,663
Other			17,183			17,534
Total remaining Accounts payable and accrued expenses			617,951			675,362
Total Accounts payable and accrued expenses			$784,493			$934,897

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE LOSS
Components of accumulated other comprehensive loss as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Net unrealized gains on financial instruments	$100	$70
Foreign currency translation	(84,798)	(51,823)
Unrealized gains on available-for-sale securities	11,894	—
Accumulated other comprehensive loss	$(72,804)	$(51,753)
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
Urban Litigation
In October 2004, certain limited partners (the "Urban Plaintiffs") of Urban Shopping Centers, L.P. ("Urban") filed a lawsuit against Urban's general partner, Head Acquisition, L.P. ("Head"), as well as The Rouse Company, LP, Simon Property Group, Inc., Westfield America, Inc., and various of their affiliates, including Head's general partners (collectively, the "Urban Defendants"), in Circuit Court in Cook County, Illinois. GGP, GGP Operating Partnership, LP ("GGPOP") and other affiliates were later included as Urban Defendants. The lawsuit alleged, among other things, that the Urban Defendants breached the Urban partnership agreement, unjustly enriched themselves through misappropriation of partnership opportunities, failed to grow the partnership, breached their fiduciary duties, and tortiously interfered with several contractual relationships. The Urban Plaintiffs sought relief in the form of unspecified monetary damages and equitable relief requiring, among other things, the Urban Defendants, including the predecessor entity to GGP ("GGP, Inc.") and its affiliates, to engage in certain future transactions through Urban. On May 19, 2014 the Company settled the litigation and recorded a loss of $17.9 million, which is included in General and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The Company invested $60.0 million in Urban and contributed, at fair value, a 5.6% interest in three assets in exchange for preferred equity interests. The Company has no obligation to engage in future activity through Urban other than transactions associated with currently existing partnership assets.
Tax Indemnification Liability
Pursuant to various agreements made during GGP's emergence from bankruptcy in 2010, GGP previously indemnified Howard Hughes Corporation ("HHC") from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which HHC and its subsidiaries become subject, in each case solely to the extent directly attributable to Master Planned Communities ("MPC") taxes in an amount up to $303.8 million. Under certain circumstances, we agreed to be responsible for interest or penalties attributable to such MPC taxes in excess of the $303.8 million. The IRS disagreed with the method used to report gains for income tax purposes that are the subject of the MPC taxes. As a result of this disagreement, The Howard Hughes Company, LLC and Howard Hughes Properties, Inc. filed petitions in the United States Tax Court on May 6, 2011, contesting this liability for the 2007 and 2008 years and a trial was held in early November 2012. The United States Tax Court rendered its opinion on June 2, 2014, in favor of the IRS. On September 15, 2014, the United States Tax Court formally entered its decision awarding the IRS $144.1 million in taxes for 2007 and 2008. On December 12, 2014, we reached an agreement with HHC for settlement, which included the transfer of six office properties with a historical cost of $106.8 million and an agreed-upon value of $130.0 million and cash of $138.0 million in full settlement of the $322.0 million tax indemnification liability ($303.8 million plus applicable interest). As a result of the settlement, GGP recognized a gain on extinguishment of tax indemnification liability of approximately $77.2 million included in discontinued operations on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2014.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 19 COMMITMENTS AND CONTINGENCIES
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. The following is a summary of our contractual rental expense as presented in our Consolidated Statements of Operations and Comprehensive Income:

	Year Ended December 31,
	2015	2014	2013
Contractual rent expense, including participation rent	$8,546	$13,605	$13,475
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	6,183	9,036	8,670
See Note 8 and Note 18 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.
The following table summarizes the contractual maturities of our long-term commitments. Long-term debt and ground leases include the related acquisition accounting fair value adjustments:

	2016	2017	2018	2019	2020	Subsequent/ Other	Total
Mortgages, notes and loans payable(1)	$701,177	$516,321	$1,846,027	$1,040,042	$1,684,772	$8,427,821	$14,216,160
Retained debt-principal	1,605	1,708	1,804	1,905	80,885	—	87,907
Purchase obligations	164,383	—	—	—	—	—	164,383
Ground lease payments	4,449	4,479	4,397	4,471	4,504	148,680	170,980
Junior Subordinated Notes(2)	—	—	—	—	—	206,200	206,200
Total	$871,614	$522,508	$1,852,228	$1,046,418	$1,770,161	$8,782,701	$14,845,630
_______________________________________________________________________________

(1)	The $303.8 million outstanding (net of financing costs) on the revolving credit facility as of December 31, 2015 is included in 2016.

(2)
The $206.2 million of Junior Subordinated Notes are due in 2036, but may be redeemed any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2020.

NOTE 20 SUBSEQUENT EVENTS
On January 8, 2016, we closed on the sale of our 50% interest in Owings Mills to our joint venture partner for a gross sales price of $11.6 million.
On January 15, 2016, we closed on the sale of Eastridge Mall for a gross sales price of $225.0 million.
On January 29, 2016, we closed on the sale of our interest in 522 Fifth Avenue to Ashkenazy Acquisition Corporation, our joint venture partner, for $25.0 million. We received proceeds of $10.0 million upon closing and will receive the remaining $15.0 million in proceeds on March 31, 2016.
On January 29, 2016 we closed on the sale of our interest in Provo Towne Center to our joint venture partner for a gross sales price of $37.5 million.
On February 2, 2016, we closed on the acquisition of our joint venture partner's 25% interest in Spokane Valley Mall.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 21 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly data for the year ended December 31, 2015 and 2014 is summarized in the table below. In Q4 2015, they include the impact of provisions for impairment (Note 2). In each quarter of 2015 the adjustments include gains from changes in control of investment properties (Note 3) in continuing operations and gains on investment in Unconsolidated Real Estate Affiliates (Note 6).

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$594,143	$579,805	$585,324	$644,634
Operating income	202,813	227,378	224,975	268,727
Income from continuing operations	641,750	427,853	127,366	196,627
Income from discontinued operations	—	—	—	—
Net income attributable to common shareholders	630,747	417,956	119,868	190,053
Basic Earnings Per Share:
Continuing operations	0.71	0.47	0.14	0.22
Discontinued operations	—	—	—	—
Diluted Earnings Per Share:
Continuing operations	0.66	0.44	0.13	0.20
Discontinued operations	—	—	—	—
Dividends declared per share	$0.17	$0.17	$0.18	$0.19
Weighted-average shares outstanding:
Basic	885,462	886,218	884,640	882,419
Diluted	954,432	952,597	949,061	948,418

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
_____________________________________________________________________________

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015
(Dollars in thousands)

			Acquisition Cost(b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Apache Mall	Rochester, MN	94,375	17,738	116,663	8,043	11,687	25,781	128,350	154,131	20,421	November, 2010	(d)
Augusta Mall	Augusta, GA	170,000	25,450	137,376	—	7,947	25,450	145,323	170,773	27,471	November, 2010	(d)
Baybrook Mall	Friendswood, TX	259,173	76,527	288,241	(1,091)	5,642	75,436	293,883	369,319	42,849	November, 2010	(d)
Beachwood Place	Beachwood, OH	220,000	59,156	196,205	—	2,576	59,156	198,781	257,937	28,365	November, 2010	(d)
Bellis Fair	Bellingham, WA	88,253	14,122	102,033	—	26,787	14,122	128,820	142,942	19,030	November, 2010	(d)
Boise Towne Square	Boise, ID	150,237	44,182	163,118	—	7,501	44,182	170,619	214,801	26,171	November, 2010	(d)
Brass Mill Center	Waterbury, CT	94,492	31,496	99,107	—	4,424	31,496	103,531	135,027	19,877	November, 2010	(d)
Coastland Center	Naples, FL	122,554	24,470	166,038	—	1,997	24,470	168,035	192,505	25,687	November, 2010	(d)
Columbia Mall	Columbia, MO	—	7,943	107,969	(154)	(98)	7,789	107,871	115,660	15,143	November, 2010	(d)
Columbiana Centre	Columbia, SC	—	22,178	125,061	—	180	22,178	125,241	147,419	20,504	November, 2010	(d)
Coral Ridge Mall	Coralville, IA	112,686	20,178	134,515	2,219	13,366	22,397	147,881	170,278	23,026	November, 2010	(d)
Coronado Center	Albuquerque, NM	193,705	28,312	153,526	4,545	44,736	32,857	198,262	231,119	30,026	November, 2010	(d)
Crossroads Center	St. Cloud, MN	101,558	15,499	103,077	—	5,594	15,499	108,671	124,170	16,016	November, 2010	(d)
Cumberland Mall	Atlanta, GA	160,000	36,913	138,795	—	9,577	36,913	148,372	185,285	25,374	November, 2010	(d)
Deerbrook Mall	Humble, TX	143,437	36,761	133,448	—	1,100	36,761	134,548	171,309	21,222	November, 2010	(d)
Eastridge Mall	Casper, WY	—	5,484	36,756	—	7,448	5,484	44,204	49,688	10,254	November, 2010	(d)
Fashion Place	Murray, UT	226,730	24,068	232,456	2,079	55,446	26,147	287,902	314,049	40,017	November, 2010	(d)
Fashion Show	Las Vegas, NV	839,206	564,310	627,327	10,013	121,050	574,323	748,377	1,322,700	98,061	November, 2010	(d)
Four Seasons Town Centre	Greensboro, NC	79,402	17,259	126,570	—	4,205	17,259	130,775	148,034	27,175	November, 2010	(d)
Fox River Mall	Appleton, WI	175,162	42,259	217,932	—	3,186	42,259	221,118	263,377	31,987	November, 2010	(d)
Glenbrook Square	Fort Wayne, IN	162,000	30,965	147,002	2,444	15,619	33,409	162,621	196,030	24,386	November, 2010	(d)
Governor's Square	Tallahassee, FL	70,587	18,289	123,088	—	10,365	18,289	133,453	151,742	30,776	November, 2010	(d)
Grand Teton Mall	Idaho Falls, ID	—	13,066	59,658	(1,026)	(4,746)	12,040	54,912	66,952	9,282	November, 2010	(d)
Greenwood Mall	Bowling Green, KY	63,000	12,459	85,370	(330)	718	12,129	86,088	98,217	16,982	November, 2010	(d)
Hulen Mall	Fort Worth, TX	125,308	8,665	112,252	—	16,380	8,665	128,632	137,297	18,899	November, 2010	(d)
Jordan Creek Town Center	West Des Moines, IA	213,137	54,663	262,608	(226)	(533)	54,437	262,075	316,512	38,078	November, 2010	(d)
Lakeside Mall	Sterling Heights, MI	145,989	36,993	130,460	—	4,107	36,993	134,567	171,560	22,592	November, 2010	(d)
Lynnhaven Mall	Virginia Beach, VA	235,000	54,628	219,013	(90)	32,829	54,538	251,842	306,380	36,444	November, 2010	(d)
Mall of Louisiana	Baton Rouge, LA	209,186	88,742	319,097	—	4,885	88,742	323,982	412,724	44,681	November, 2010	(d)
Mall St. Matthews	Louisville, KY	186,662	42,014	155,809	(5,981)	12,104	36,033	167,913	203,946	25,348	November, 2010	(d)
Market Place Shopping Center	Champaign, IL	113,425	21,611	111,515	—	25,772	21,611	137,287	158,898	19,417	November, 2010	(d)
Mayfair Mall	Wauwatosa, WI	—	84,473	352,140	(1,950)	38,268	82,523	390,408	472,931	50,830	November, 2010	(d)
Meadows Mall	Las Vegas, NV	154,969	30,275	136,846	—	1,084	30,275	137,930	168,205	19,685	November, 2010	(d)
Mondawmin Mall	Baltimore, MD	8,459	19,707	63,348	—	21,792	19,707	85,140	104,847	14,703	November, 2010	(d)
Newgate Mall	Ogden, UT	58,000	17,856	70,318	—	7,727	17,856	78,045	95,901	21,741	November, 2010	(d)

			Acquisition Cost(b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
North Point Mall	Alpharetta, GA	250,000	57,900	228,517	—	10,597	57,900	239,114	297,014	39,171	November, 2010	(d)
North Star Mall	San Antonio, TX	319,506	91,135	392,422	—	9,624	91,135	402,046	493,181	54,824	November, 2010	(d)
Northridge Fashion Center	Northridge, CA	233,291	66,774	238,023	—	33,744	66,774	271,767	338,541	39,135	November, 2010	(d)
NorthTown Mall	Spokane, WA	—	12,310	108,857	—	24,921	12,310	133,778	146,088	16,738	November, 2010	(d)
Oak View Mall	Omaha, NE	79,087	20,390	107,216	—	(1,012)	20,390	106,204	126,594	14,439	November, 2010	(d)
Oakwood Center	Gretna, LA	—	21,105	74,228	—	24,926	21,105	99,154	120,259	15,860	November, 2010	(d)
Oakwood Mall	Eau Claire, WI	—	13,786	92,114	—	4,651	13,786	96,765	110,551	15,155	November, 2010	(d)
Oglethorpe Mall	Savannah, GA	150,000	27,075	157,100	—	13	27,075	157,113	184,188	22,212	November, 2010	(d)
Oxmoor Center	Louisville, KY	88,882	—	117,814	—	11,298	—	129,112	129,112	19,034	November, 2010	(d)
Paramus Park	Paramus, NJ	120,000	31,320	102,054	—	5,870	31,320	107,924	139,244	18,043	November, 2010	(d)
Park City Center	Lancaster, PA	184,242	42,451	195,409	—	2,878	42,451	198,287	240,738	26,758	November, 2010	(d)
Park Place	Tucson, AZ	186,399	61,907	236,019	—	5,633	61,907	241,652	303,559	31,982	November, 2010	(d)
Peachtree Mall	Columbus, GA	88,000	13,855	92,143	—	2,770	13,855	94,913	108,768	14,028	November, 2010	(d)
Pecanland Mall	Monroe, LA	88,840	12,943	73,231	—	7,746	12,943	80,977	93,920	14,348	November, 2010	(d)
Pembroke Lakes Mall	Pembroke Pines, FL	260,000	64,883	254,910	—	(11,467)	64,883	243,443	308,326	34,498	November, 2010	(d)
Pioneer Place	Portland, OR	—	—	97,096	—	15,204	—	112,300	112,300	13,748	November, 2010	(d)
Prince Kuhio Plaza	Hilo, HI	43,132	—	52,373	—	13,035	—	65,408	65,408	13,893	November, 2010	(d)
Providence Place	Providence, RI	394,121	—	400,893	—	11,876	—	412,769	412,769	56,845	November, 2010	(d)
Quail Springs Mall	Oklahoma City, OK	67,120	40,523	149,571	—	7,815	40,523	157,386	197,909	15,920	June, 2013	(d)
Red Cliffs Mall	St. George, UT	—	6,811	33,930	—	1,718	6,811	35,648	42,459	9,103	November, 2010	(d)
Ridgedale Center	Minnetonka, MN	—	39,495	151,090	(4,089)	23,954	35,406	175,044	210,450	21,561	November, 2010	(d)
River Hills Mall	Mankato, MN	—	16,207	85,608	—	4,582	16,207	90,190	106,397	13,653	November, 2010	(d)
Rivertown Crossings	Grandville, MI	158,257	47,790	181,770	—	2,561	47,790	184,331	232,121	26,726	November, 2010	(d)
Rogue Valley Mall	Medford, OR	54,862	9,042	61,558	—	2,804	9,042	64,362	73,404	8,539	November, 2010	(d)
Sooner Mall	Norman, OK	—	9,902	69,570	—	2,168	9,902	71,738	81,640	11,035	November, 2010	(d)
Spokane Valley Mall	Spokane, WA	59,326	16,817	100,209	—	(9,727)	16,817	90,482	107,299	15,733	November, 2010	(d)
Staten Island Mall	Staten Island, NY	260,964	102,227	375,612	—	(4,511)	102,227	371,101	473,328	53,294	November, 2010	(d)
Stonestown Galleria	San Francisco, CA	180,000	65,962	203,043	(13,161)	(818)	52,801	202,225	255,026	27,628	November, 2010	(d)
The Crossroads	Portage, MI	96,782	20,261	95,463	1,110	1,713	21,371	97,176	118,547	13,835	November, 2010	(d)
The Gallery At Harborplace	Baltimore, MD	83,076	15,930	112,117	—	6,831	15,930	118,948	134,878	21,049	November, 2010	(d)
The Maine Mall	South Portland, ME	235,000	36,205	238,067	—	9,067	36,205	247,134	283,339	34,760	November, 2010	(d)
The Mall In Columbia	Columbia, MD	348,469	124,540	479,171	—	24,582	124,540	503,753	628,293	67,070	November, 2010	(d)
The Oaks Mall	Gainesville, FL	131,895	21,954	173,353	—	(1,302)	21,954	172,051	194,005	21,440	April, 2012	(d)
The Parks at Arlington	Arlington, TX	256,711	19,807	299,708	49	19,816	19,856	319,524	339,380	47,221	November, 2010	(d)
The Shoppes at Buckland	Manchester, CT	122,931	35,180	146,474	—	6,832	35,180	153,306	188,486	20,983	November, 2010	(d)
The Shops At Fallen Timbers	Maumee, OH	—	3,785	31,771	(535)	(2,029)	3,250	29,742	32,992	9,271	November, 2010	(d)
The Shops At La Cantera	San Antonio, TX	350,000	80,016	350,737	—	24,868	80,016	375,605	455,621	61,864	November, 2010	(d)
The Streets At SouthPoint	Durham, NC	253,105	66,045	242,189	—	(143)	66,045	242,046	308,091	36,072	November, 2010	(d)
The Woodlands Mall	The Woodlands, TX	250,526	84,889	349,315	2,315	18,940	87,204	368,255	455,459	51,766	November, 2010	(d)
Town East Mall	Mesquite, TX	160,270	9,928	168,555	—	5,271	9,928	173,826	183,754	25,185	November, 2010	(d)
Tucson Mall	Tucson, AZ	246,000	2,071	193,815	—	77,096	2,071	270,911	272,982	37,862	November, 2010	(d)

			Acquisition Cost(b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Tysons Galleria	McLean, VA	312,326	90,317	351,005	(105)	9,396	90,212	360,401	450,613	45,862	November, 2010	(d)
Valley Plaza Mall	Bakersfield, CA	240,000	38,964	211,930	—	621	38,964	212,551	251,515	31,018	November, 2010	(d)
Visalia Mall	Visalia, CA	74,000	11,912	80,185	—	1,616	11,912	81,801	93,713	11,537	November, 2010	(d)
Westlake Center	Seattle, WA	46,445	19,055	129,295	(14,819)	(79,212)	4,236	50,083	54,319	8,327	November, 2010	(d)
Westroads Mall	Omaha, NE	148,975	32,776	184,253	—	27,782	32,776	212,035	244,811	26,425	April, 2012	(d)
White Marsh Mall	Baltimore, MD	190,000	43,880	177,194	4,125	5,839	48,005	183,033	231,038	26,402	November, 2010	(d)
Willowbrook	Wayne, NJ	360,000	110,660	419,822	—	9,880	110,660	429,702	540,362	61,320	November, 2010	(d)
Woodbridge Center	Woodbridge, NJ	250,000	67,825	242,744	—	25,688	67,825	268,432	336,257	59,888	November, 2010	(d)
Office, other and construction in progress (e)(f)		2,023,128	112,034	472,689	13,614	434,996	125,648	907,685	1,033,333	106,547

	Total	$14,422,360	$3,589,355	$15,336,969	$6,999	$1,351,723	$3,596,354	$16,688,692	$20,285,046	$2,452,127

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2015
(Dollars in thousands)
_______________________________________________________________________________

(a)	See description of mortgages, notes and other loans payable in Note 7 of Notes to Consolidated Financial Statements.

(b)	Acquisition for individual properties represents historical cost at the end of the month acquired.

(c)	The aggregate cost of land, buildings and improvements of consolidated properties for federal income tax purposes is approximately $17 billion.

(d)	Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term

(e)	Office and other retail properties.

(f)	Includes $1.4 billion cross-collateralized corporate loan.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO SCHEDULE III
(Dollars in thousands)

Reconciliation of Real Estate

	2015	2014	2013
(In thousands)
Balance at beginning of period	$22,977,310	$22,998,275	$23,461,858
Additions	765,960	703,227	1,049,417
Impairments	—	(5,278)	(18,361)
Dispositions, transfers and write-offs	(3,458,224)	(718,914)	(1,494,639)
Balance at end of period	$20,285,046	$22,977,310	$22,998,275

Reconciliation of Accumulated Depreciation

	2015	2014	2013
(In thousands)
Balance at beginning of period	$2,280,845	$1,884,861	$1,440,301
Depreciation expense	607,192	685,006	737,565
Dispositions, transfers and write-offs	(435,910)	(289,022)	(293,005)
Balance at end of period	$2,452,127	$2,280,845	$1,884,861

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
2*	Third Amended Plan of Reorganization as filed with the United States Bankruptcy Court for the Southern District of New York on October 21, 2010	8-K	2.1	10/27/2010	001-11656

3.1	Amended and Restated Certificate of Incorporation of General Growth Properties, Inc., dated November 9, 2010	8-K	3.1	11/12/2010	001-34948

3.2	Amended and Restated Bylaws of General Growth Properties, Inc., dated November 9, 2010	8-K	3.2	11/12/2010	001-34948

3.3	Amendment to Amended and Restated Bylaws of General Growth Properties, Inc., dated February 25, 2011	8-K	3.1	3/1/2011	001-34948

3.4	Certificate of Designations, Preferences and Rights of 6.375% Series A Cumulative Redeemable Preferred Stock filed with the Delaware Secretary of State on February 11, 2013	8-K	3.1	2/13/2013	001-34948

4.1*	Rights Agreement dated July 27, 1993, between the Predecessor and certain other parties named therein	10-K	4.2	3/31/2006	001-11656

4.2*	Amendment to Rights Agreement dated as of February 1, 2000, between the Predecessor and certain other parties named therein	8-A12B	4.3	3/3/2010	001-11656

4.3*	Redemption Rights Agreement dated October 23, 1997, among the Predecessor, the Operating Partnership and Peter Leibowits	10-K	4.7	3/31/2006	001-11656

4.4*	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, the Predecessor and Southwest Properties Venture	10-K	4.8	3/31/2006	001-11656

4.5*	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, the Predecessor, Nashland Associates, and HRE Altamonte, Inc.	10-K	4.9	3/31/2006	001-11656

4.6*	Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, the Predecessor and the persons listed on the signature pages thereof	10-K	4.12	2/27/2008	001-11656

4.7*	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, the Predecessor and JSG, LLC	10-K	4.13	2/27/2009	001-11656

4.8*	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, the Predecessor and Everitt Enterprises, Inc.	10-K/A	4.14	4/30/2010	001-11656

4.9*	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, the Predecessor and Koury Corporation	10-K	4.15	2/27/2008	001-11656

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
4.10*	Registration Rights Agreement dated April 15, 1993, between the Predecessor, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein	10-K	4.16	2/27/2008	001-11656

10.1	Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014	10-Q	10.2	8/6/2014	001-34948

10.2	First Amendment dated July 1, 2015 to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014	10-Q	10.1	8/6/2015	001-34948

10.3	Second Amendment dated February 17, 2016, to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (filed herewith)

10.4*	Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C.	10-K	10.20	3/31/2006	001-11656

10.5*	Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002	10-K	10.21	3/31/2006	001-11656

10.6*	Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.22	3/31/2006	001-11656

10.7*	Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.23	3/31/2006	001-11656

10.8*	Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008	10-K	10.25	2/27/2008	001-11656

10.9	Second Amended and Restated Limited Liability Company Agreement of Ala Moana Holding, LLC, dated April 10, 2015	10-Q	10.1	5/1/2015	001-34948

10.10	Summary of Non-Employee Director Compensation Program Revised November 11, 2015 (filed herewith)

10.11*#	General Growth Properties, Inc. 2010 Equity Incentive Plan adopted October 27, 2010	8-K	4.1	11/1/2010	001-11656

10.12#	First Amendment to General Growth Properties, Inc. 2010 Equity Incentive Plan adopted November 12, 2013	8-K	10.2	11/18/2013	001-34948

10.13#	Form of Nonqualified Stock Option Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.26	11/15/2010	333-16811

10.14#	Form of Nonqualified Stock Option Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan (filed herewith)

10.15#	Form of Restricted Stock Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.28	11/15/2010	333-16811

10.16#	Form of Restricted Stock Award Agreement (employees) pursuant to the 2010 Equity Plan (filed herewith)

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.17#	Form of Performance-vesting Restricted Stock Award Agreement (employees) pursuant to the 2010 Equity Plan (filed herewith)

10.18#	Form of Appreciation Only LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan (filed herewith)

10.19#	Form of Full Value LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan (filed herewith)

10.20#	Form of Performance-vesting Full Value LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan (filed herewith)

10.21#	Form of Restricted Stock Award Agreement (new directors) pursuant to the 2010 Equity Plan	10-K	10.17	3/2/2015	001-34948

10.22#	Form of Restricted Stock Award Agreement (directors) pursuant to the 2010 Equity Plan	10-K	10.18	3/2/2015	001-34948

10.23#	Form of Full Value LTIP Unit Award Agreement (directors) pursuant to the 2010 Equity Incentive Plan (filed herewith)

10.24*#	Nonqualified Stock Option Award Agreement dated October 27, 2010, by and between General Growth Properties, Inc. and Sandeep Mathrani	8-K	10.2	11/1/2010	001-11656

10.25#	Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010	S-11/A	10.62	11/15/2010	333-16811

10.26#	First Amendment dated November 1, 2012 to Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010	10-K	10.34	2/28/2013	001-34948

10.27#	Second Amendment dated November 1, 2013 to Restricted Stock Award Agreement between General Growth Properties, Inc. and Sandeep Mathrani, dated November 9, 2010	10-Q	10.2	11/6/2013	001-34948

10.28*#	Employment Agreement, dated October 27, 2010, by and between General Growth Properties, Inc. and Sandeep Mathrani	8-K	10.1	11/1/2010	001-11656

10.29#	Employment Agreement, dated February 12, 2015, by and between the Company and Sandeep Mathrani	8-K	10.1	2/17/2015	001-34948

10.30#	Full Value LTIP Award, dated February 12, 2015, by and between the Company and Sandeep Mathrani	8-K	10.2	2/17/2015	001-34948

10.31	Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and the Predecessor	8-K	10.1	11/12/2010	001-34948

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.32	Registration Rights Agreement between affiliates of Brookfield Asset Management, Inc. and General Growth Properties, Inc., dated November 9, 2010	8-K	10.7	11/12/2010	001-34948

10.33	Amended and Restated Warrant Agreement between General Growth Properties, Inc. and American Stock Transfer & Trust Company, LLC, relating to the warrants issued to affiliates of Brookfield Asset Management, Inc., The Fairholme Fund, Fairholme Focused Income Fund, Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd. and Blackstone Real Estate Partners VI L.P. and its permitted assigns, October 28, 2013	10-Q	10.1	11/6/2013	001-34948

10.34	Relationship Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010	10-K	10.51	3/8/2011	001-34948

10.35	Amending Agreement to Relationship Agreement between Brookfield Asset Management Inc. and General Growth Properties, Inc., dated January 12, 2012	10-K	10.48	2/28/2013	001-34948

10.36	Form of indemnification agreement for directors and executive officers	S-11/A	10.53	11/3/2010	333-16811

10.37	Standstill Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and General Growth Properties, Inc., dated November 9, 2010	8-K	10.4	11/12/2010	001-34948

10.38	Fourth Amended and Restated Credit Agreement dated October 30, 2015	8-K	10.1	11/2/2015	001-34948

10.39	Loan Agreement, dated as of April 26, 2013, by and among General Growth Properties, Inc., the Guarantors party thereto, the Lenders party thereto, RBC Capital Markets and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners, U.S. Bank National Association, as Administrative Agent, and other Lenders party thereto	8-K	99.1	5/2/2013	001-34948

10.40	First Amendment dated July 23, 2013 to the Loan Agreement dated April 26, 2013	10-K	10.37	3/2/2015	001-34948

10.41	Second Amendment dated August 1, 2014 to the Loan Agreement dated April 26, 2013	10-Q	10.5	8/6/2014	001-34948

10.42#	Second Amended and Restated Employee Stock Purchase Plan effective May 15, 2014	10-Q	10.3	8/6/2014	001-34948

21.1	List of Subsidiaries of General Growth Properties, Inc. (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to General Growth Properties, Inc. (filed herewith).

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from General Growth Properties, Inc.'s. Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Conso1idated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Incorporated by reference to filings by GGP, Inc. (formerly General Growth Properties, Inc. and referred to as "the Predecessor")

#	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.