Form 10-Q
period 2016-03-31
General Growth Properties, Inc.
filed 2016-05-04
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on May 2, 2016 was 883,196,593.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,584,640	$3,596,354
Buildings and equipment	16,342,374	16,379,789
Less accumulated depreciation	(2,504,856)	(2,452,127)
Construction in progress	297,711	308,903
Net property and equipment	17,719,869	17,832,919
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,535,457	3,506,040
Net investment in real estate	21,255,326	21,338,959
Cash and cash equivalents	193,099	356,895
Accounts and notes receivable, net	962,397	949,556
Deferred expenses, net	215,484	214,578
Prepaid expenses and other assets	940,008	997,334
Assets held for disposition	—	216,233
Total assets	$23,566,314	$24,073,555

Liabilities:
Mortgages, notes and loans payable	$13,868,216	$14,216,160
Investment in Unconsolidated Real Estate Affiliates	39,208	38,488
Accounts payable and accrued expenses	667,410	784,493
Dividend payable	175,326	172,070
Deferred tax liabilities	4,665	1,289
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	—	58,934
Total liabilities	14,961,025	15,477,634

Redeemable noncontrolling interests:
Preferred	167,732	157,903
Common	141,738	129,724
Total redeemable noncontrolling interests	309,470	287,627

Commitments and Contingencies	—	—

Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 966,551,630 issued, 883,123,045 outstanding as of March 31, 2016, and 966,096,656 issued, 882,397,202 outstanding as of December 31, 2015	9,391	9,386
Preferred Stock:
500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	242,042	242,042
Additional paid-in capital	11,331,647	11,362,369
Retained earnings (accumulated deficit)	(2,125,825)	(2,141,549)
Accumulated other comprehensive loss	(77,750)	(72,804)
Common stock in treasury, at cost, 55,969,390 shares as of March 31, 2016 and 56,240,259 shares as of December 31, 2015	(1,122,628)	(1,129,401)
Total stockholders’ equity	8,256,877	8,270,043
Noncontrolling interests in consolidated real estate affiliates	20,586	24,712
Noncontrolling interests related to long-term incentive plan common units	18,356	13,539
Total equity	8,295,819	8,308,294
Total liabilities, redeemable noncontrolling interests and equity	$23,566,314	$24,073,555

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except share and per share amounts)
Revenues:
Minimum rents	$371,132	$374,112
Tenant recoveries	172,448	177,482
Overage rents	8,145	8,815
Management fees and other corporate revenues	33,741	19,086
Other	21,566	14,648
Total revenues	607,032	594,143
Expenses:
Real estate taxes	58,103	55,987
Property maintenance costs	17,483	19,881
Marketing	2,054	4,821
Other property operating costs	70,394	76,183
Provision for doubtful accounts	3,401	3,271
Provision for loan loss	36,069	—
Property management and other costs	30,745	42,793
General and administrative	13,427	12,446
Provision for impairment	40,705	—
Depreciation and amortization	160,671	175,948
Total expenses	433,052	391,330
Operating income	173,980	202,813

Interest and dividend income	16,058	8,821
Interest expense	(147,677)	(172,651)
Gain (loss) on foreign currency	8,936	(22,910)
Gain from changes in control of investment properties and other	74,555	591,245
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	125,852	607,318
(Provision for) benefit from income taxes	(2,920)	11,159
Equity in income of Unconsolidated Real Estate Affiliates	57,491	11,253
Unconsolidated Real Estate Affiliates - gain on investment	14,914	12,020
Net income	195,337	641,750
Allocation to noncontrolling interests	(3,557)	(7,019)
Net income attributable to General Growth Properties, Inc.	191,780	634,731
Preferred Stock dividends	(3,984)	(3,984)
Net income attributable to common stockholders	$187,796	$630,747

Earnings Per Share:
Basic	$0.21	$0.71
Diluted	$0.20	$0.66
Dividends declared per share	$0.19	$0.17

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued) (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except share and per share amounts)
Comprehensive Income, Net:
Net income	$195,337	$641,750
Other comprehensive loss
Foreign currency translation	6,961	(17,718)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(11,978)	—
Net unrealized gains (losses) on other financial instruments	9	(21)
Other comprehensive loss	(5,008)	(17,739)
Comprehensive income	190,329	624,011
Comprehensive income allocated to noncontrolling interests	(3,495)	(6,790)
Comprehensive income attributable to General Growth Properties, Inc.	186,834	617,221
Preferred Stock dividends	(3,984)	(3,984)
Comprehensive income, net, attributable to common stockholders	$182,850	$613,237

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2015	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

Net income				634,731			1,347	636,078
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,348)	(1,348)
Long Term Incentive Plan Common Unit grants, net (1,665,896 LTIP Units)							2,832	2,832
Restricted stock grants, net (240,943 common shares)	3	—	937					940
Employee stock purchase program (21,427 common shares)	—		525					525
Stock option grants, net of forfeitures (936,082 common shares)	9		20,324					20,333
Cash dividends reinvested (DRIP) in stock (4,149 common shares)			118					118
Other comprehensive loss					(17,510)			(17,510)
Cash distributions declared ($0.17 per share)				(150,732)				(150,732)
Cash distributions on Preferred Stock				(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership			(9,730)					(9,730)

Balance at March 31, 2015	$9,421	$242,042	$11,363,799	$(2,342,725)	$(69,263)	$(1,122,664)	$82,432	$8,163,042

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2016	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

Net income				191,780			321	192,101
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(954)	(954)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates			(16,384)				(3,002)	(19,386)
Long Term Incentive Plan Common Unit grants, net (684,216 LTIP Units)			12	(950)			4,326	3,388
Restricted stock grants, net (333,953 common shares)	3	—	673					676
Employee stock purchase program (66,666 common shares)	1		2,451					2,452
Stock option grants, net of forfeitures (318,826 common shares)	3		9,901					9,904
Cancellation of repurchased common shares (270,869 common shares)	(2)		(3,415)	(3,356)		6,773		—
Cash dividends reinvested (DRIP) in stock (6,398 common shares)	—	—	170					170
Other comprehensive income					6,948			6,948
Amounts reclassified from accumulated other comprehensive income					(11,894)			(11,894)
Cash distributions declared ($0.19 per share)				(167,766)				(167,766)
Cash distributions on Preferred Stock				(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership			(24,130)					(24,130)

Balance at March 31, 2016	$9,391	$242,042	$11,331,647	$(2,125,825)	$(77,750)	$(1,122,628)	$38,942	$8,295,819

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$195,337	$641,750
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(57,491)	(11,253)
Distributions received from Unconsolidated Real Estate Affiliates	26,609	7,940
Provision for doubtful accounts	3,401	3,271
Depreciation and amortization	160,671	175,948
Amortization/write-off of deferred finance costs	2,710	3,176
Accretion/write-off of debt market rate adjustments	(207)	14,685
Amortization of intangibles other than in-place leases	11,530	23,063
Straight-line rent amortization	(5,447)	(6,087)
Deferred income taxes	2,118	(11,665)
Gain on dispositions, net	(20,248)	—
Unconsolidated Real Estate Affiliates - gain on investment, net	(14,914)	(12,020)
Gain from changes in control of investment properties and other	(74,555)	(591,245)
Provisions for impairment	40,705	—
Provisions for loan loss	36,069	—
(Gain) loss on foreign currency	(8,936)	22,910
Net changes:
Accounts and notes receivable, net	(2,842)	14,576
Prepaid expenses and other assets	(8,031)	8,965
Deferred expenses, net	(9,547)	(14,553)
Restricted cash	6,981	5,619
Accounts payable and accrued expenses	(55,141)	(60,305)
Other, net	9,248	8,429
Net cash provided by operating activities	238,020	223,204

Cash Flows provided by Investing Activities:
Acquisition of real estate and property additions	(21,087)	(164,659)
Development of real estate and property improvements	(120,410)	(199,726)
Loans to joint venture partners	(20,957)	(37,500)
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	238,676	666,242
Contributions to Unconsolidated Real Estate Affiliates	(30,200)	(57,046)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	20,384	32,474
Proceeds from sale of marketable securities	46,409	—
Increase in restricted cash	(80)	966
Net cash provided by investing activities	112,735	240,751

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	—	342,440
Principal payments on mortgages, notes and loans payable	(350,375)	(874,033)
Deferred finance costs	—	(618)
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(954)	—
Cash distributions paid to common stockholders	(167,698)	(150,393)
Cash distributions reinvested (DRIP) in common stock	170	—
Cash distributions paid to preferred stockholders	(3,984)	(3,984)
Cash redemptions paid to holders of common units	(1,233)	(192)
Other, net	9,523	23,627
Net cash used in financing activities	(514,551)	(663,153)

Net change in cash and cash equivalents	(163,796)	(199,198)
Cash and cash equivalents at beginning of period	356,895	372,471
Cash and cash equivalents at end of period	$193,099	$173,273

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$145,398	$166,573
Interest capitalized	1,466	4,255
Income taxes paid	544	4,237
Accrued capital expenditures included in accounts payable and accrued expenses	116,220	102,619
Non-Cash Sale of Ala Moana (Refer to Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1        ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited consolidated financial statements for the year ended December 31, 2015 which are included in the Company’s Annual Report on Form 10-K (our "Annual Report") for the fiscal year ended December 31, 2015 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report. Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

General Growth Properties, Inc. ("GGP" or the "Company"), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". In these notes, the terms "we," "us" and "our" refer to GGP and its subsidiaries.

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of March 31, 2016, we are the owner, either entirely or with joint venture partners, of 128 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of March 31, 2016, GGP held an approximate 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% is held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

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

In addition to holding ownership interests in various joint ventures, the Operating Partnerships generally conduct their operations through General Growth Management, Inc. ("GGMI"), General Growth Services, Inc. ("GGSI"), and GGP REIT Services, LLC ("GGPRS"). GGMI and GGSI are taxable REIT subsidiaries ("TRS"s), which provide management, leasing, tenant coordination, business development, marketing, strategic partnership and other services for a majority of our Unconsolidated Real Estate Affiliates (defined below) and for substantially all of our Consolidated Properties, as defined below. GGSI also serves as a contractor to GGMI for these services. GGPRS generally provides financial, accounting, tax, legal, development, and other services to our Consolidated Properties.

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

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of GGP, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the noncontrolling partner’s share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner’s ownership percentage) is included in noncontrolling interests in consolidated real estate affiliates as permanent equity of the Company. Intercompany balances and

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

transactions have been eliminated. Noncontrolling interests are included on our Consolidated Balance Sheets related to the Common, Preferred, and LTIP Units of GGPOP and are presented either as redeemable noncontrolling interests or as noncontrolling interests in our permanent equity. Through consideration of new consolidation guidance, we have concluded that each of the Operating Partnerships are variable interest entities as the limited partners do not have substantive kick-out rights or substantive participating rights. However, as the Company holds a majority voting interest in the Operating Partnerships, it qualifies for the exemption from providing certain of the disclosure requirements associated with variable interest entities.

We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company NOI in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue, Company NOI or combined assets. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company’s operating properties are aggregated into a single reportable segment.

Reclassifications

A gain of $12.0 million that was previously recorded as equity in income of Unconsolidated Real Estate Affiliates on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows was separately presented as Unconsolidated Real Estate Affiliates—gain on investment for the three months ended March 31, 2015 to conform prior periods to the current year presentation. In addition, $0.1 million of expenses were reclassified from other property operating costs to marketing for the three months ended March 31, 2015 to conform prior periods to the current year presentation. The reclassifications are changes from one acceptable presentation to another acceptable presentation.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of March 31, 2016
Tenant leases:
In-place value	$370,134	$(238,402)	$131,732

As of December 31, 2015
Tenant leases:
In-place value	$409,637	$(264,616)	$145,021

The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 13). The below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in accounts payable and accrued expenses (Note 14) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, had the following effects on our Income from continuing operations:

	Three Months Ended March 31,
	2016	2015
Amortization/accretion effect on continuing operations	$(24,184)	$(48,880)

Future amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, is estimated to decrease results from continuing operations as follows:

Year	Amount
2016 Remaining	$65,158
2017	66,733
2018	43,421
2019	26,220
2020	17,710

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Marketable Securities

Marketable securities are comprised of equity securities that are classified as available-for-sale. Available-for-sale securities are presented in prepaid expenses and other assets on our Consolidated Balance Sheets at fair value. Unrealized gains and losses resulting from the mark-to-market of these securities are included in other comprehensive income (loss). Realized gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities. During the three months ended March 31, 2016, we recognized gains of $13.1 million in management fees and other corporate revenues on the Consolidated Statements of Comprehensive Income from the sale of Seritage Growth Properties stock.
Investments in Unconsolidated Real Estate Affiliates (Note 5)
We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. Under the equity method, the cost of our investment is adjusted for our share of the earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition, increased by our contributions and reduced by distributions received.
To determine the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a variable interest entity ("VIE"). A limited partnership or other similar entity is considered a VIE unless a simple majority of limited partners (excluding limited partners that are under common control with the general partner) have substantive kick-out rights or participating rights. If an entity is determined to be a VIE, we determine which party is the primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, future cash flow projections, the entity's financing and capital structure, and contractual relationship and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.
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
The combined summarized financial information of unconsolidated joint ventures is disclosed in Note 5 to the Consolidated Financial Statements.

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
Revenue Recognition and Related Matters

Minimum rents are recognized on a straight-line basis over the terms of the related operating leases, including the effect of any free rent periods. Minimum rents also include lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as, accretion related to above-market and below-market tenant leases on acquired properties and properties that were recorded at fair value at the emergence from bankruptcy.
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

	Three Months Ended March 31,
	2016	2015
Management fees from affiliates	$20,669	$19,086
Management fee expense	(7,902)	(7,276)
Net management fees from affiliates	$12,767	$11,810

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

During the three months ended March 31, 2016, we recorded a $40.7 million impairment charge on our Consolidated Statements of Comprehensive Income related to two operating properties. We received a bona fide purchase offer during the three months ended for one property which was less than the carrying value. The other property has non-recourse debt maturing within three months that exceeds the fair value of the underlying property. No impairment was recorded for the three months ended March 31, 2015.

Changes in economic and operating conditions that occur subsequent to our review of recoverability of our properties could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those properties differ from actual results.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three months ended March 31, 2016 and 2015. Changes in economic and operating conditions that occur subsequent to our review of recoverability of our investments in Unconsolidated Real Estate Affiliates could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those investments differ from actual results.

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

Note 4 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 4 also includes a discussion

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

of available-for-sale securities measured at fair value on a recurring basis using Level 1 inputs. Note 9 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had no outstanding balance and $315.0 million outstanding under our credit facility as of March 31, 2016 and December 31, 2015, respectively.

Recently Issued Accounting Pronouncements

Effective January 1, 2016, the Financial Accounting Standards Board ("FASB") issued an update that required us to evaluate whether we should consolidate certain legal entities. Specifically, the amendments: (i) modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, (iii) affected the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provided a scope exception for certain entities. The adoption of this standard did not materially impact our consolidated financial statements.

Effective January 1, 2016, companies are required to present debt issuance costs related to a recognized debt liability (excluding revolving credit facility) as a direct deduction from the carrying amount of that debt liability on the balance sheet. The recognition and measurement guidance for debt issuance costs will not be affected. We elected to early adopt this pronouncement as of December 31, 2015 which resulted in the reclassification of unamortized capitalized loan fees from deferred expenses to a direct reduction of the Company’s indebtedness on our Consolidated Balance Sheets for all periods presented in our Annual Report for the fiscal year ended December 31, 2015.
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
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02 which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, provision for loan loss, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets, litigation related accruals and disclosures and fair value of debt. Actual results could differ from these and other estimates.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On February 2, 2016, we closed on the acquisition of our joint venture partner's 25% interest in Spokane Valley Mall for a gross acquisition price of $37.5 million. This transaction resulted in a reduction of additional paid-in capital of $16.4 million due to the acquisition of our partner's noncontrolling interest in the joint venture that was not a change in control.

On January 29, 2016 we closed on the sale of our interest in Provo Towne Center to our joint venture partner for a gross sales price of $37.5 million. This transaction resulted in a loss of $4.0 million recognized in gain from changes in control of investment properties and other for the three months ended March 31, 2016.

On January 15, 2016, we closed on the sale of Eastridge Mall (CA) for a gross sales price of $225.0 million. This transaction resulted in a gain on sale of $71.8 million recognized in gain from changes in control of investment properties and other for the three months ended March 31, 2016.

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

Upon sale of the 25% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $584.4 million gain on change in control of investment properties and other as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the three months ended March 31, 2016, we recognized an additional $6.8 million gain on change of control of investment properties and other using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through March 31, 2016. We will recognize an additional $19.5 million gain on change of control of investment properties and other through substantial completion of construction.

Upon sale of the 12.5% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $295.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the three months ended March 31, 2016, we recognized an additional $3.3 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through March 31, 2016. We will recognize an additional $9.8 million gain in Unconsolidated Real Estate Affiliates - gain on investment through substantial completion of construction.

We account for the 62.5% interest in the joint venture that owns Ala Moana Center under the equity method of accounting (Note 5) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights. Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.

The table below summarizes the gain calculation ($ in millions) for the 25% and 12.5% interests sold:

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Gain on Sale of Interests in Ala Moana Center	25.0%	12.5%
Total proceeds (net of transaction costs of $6.8 million and $2.5 million, respectively)	$900.2	$451.0
Joint venture partner share of debt	462.5	231.3
Total consideration	1,362.7	682.3
Less: JV partner proportionate share of investment in Ala Moana Center and estimated development costs	(714.0)	(357.9)
Total gain from changes in control of investment properties and other	648.7	—
Total Unconsolidated Real Estate Affiliates - gain on investment	—	324.4
Gain attributable to JV partner proportionate share of investment in Ala Moana Center at closing	584.4	295.9
Gain attributable to post-sale development activities through December 31, 2015	38.0	15.4
Gain attributable to post-sale development activities for the three months ended March 31, 2016	6.8	3.3
Estimated future gain from changes in control of investment properties and other	19.5	—
Estimated future Unconsolidated Real Estate Affiliates - gain on investment	$—	$9.8

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

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for impairment
Three Months Ending March 31, 2016
Investments in real estate (1)	$187,800	$—	$69,500	$118,300	(40,705)
(1) Refer to Note 2 for more information regarding impairment.

Unobservable Quantative Input	Range
Discount rates	9.0% to 11.0%
Terminal capitalization rates	9.0% to 10.0%

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Nonrecurring Fair Value of Notes Receivable

We estimate fair value relating to the note receivable from Rique (defined in Note 12). Based on current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the note receivable. As the Rique note receivable is a collateral dependent loan, we have estimated the provision for loss based on the fair value of the market price of the Aliansce (defined in Note 12) shares which serve as the collateral for the loan.

Based on the market price and Brazilian Real exchange rate of the Aliansce stock, the note with based on is measured at fair value on our Consolidated Balance Sheets using Level 1 inputs and included in accounts and notes receivable, net. The fair value is shown below.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provision for loan loss
Balance at March 31, 2016
Notes Receivable	$71,013	$71,013	$—	$—	$(36,069)

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management’s estimates of fair value are presented below for our debt as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Fixed-rate debt	$11,886,319	$12,558,609	$11,921,302	$12,247,451
Variable-rate debt	1,981,897	1,987,645	2,294,858	2,304,551
	$13,868,216	$14,546,254	$14,216,160	$14,552,002

(1) Includes market rate adjustments of $32.8 million and $33.0 million and deferred financing costs of $37.5 million and $40.2 million as of March 31, 2016 and December 31, 2015, respectively.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of March 31, 2016 and December 31, 2015. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Recurring Fair Value of Marketable Securities

Marketable securities are measured at fair value on our Consolidated Balance Sheets using Level 1 inputs and included in Prepaid expenses and other assets. The fair values are shown below.

	March 31, 2016			December 31, 2015
	Fair Value	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain
Marketable securities:
Seritage Growth Properties	$—	$—	$—	$45,278	$33,300	$11,978

During the three months ended March 31, 2016, we divested the entire investment in Seritage Growth Properties, recognized a gain of $13.1 million in management fees and other corporate revenues, and reclassified $12.0 million out of other comprehensive loss.

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

	March 31, 2016	December 31, 2015
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$1,985,176	$1,949,577
Buildings and equipment	12,464,359	12,344,045
Less accumulated depreciation	(3,211,755)	(3,131,659)
Construction in progress	639,623	828,521
Net property and equipment	11,877,403	11,990,484
Investment in unconsolidated joint ventures	423,652	421,778
Net investment in real estate	12,301,055	12,412,262
Cash and cash equivalents	343,959	426,470
Accounts and notes receivable, net	405,610	258,589
Deferred expenses, net	261,669	239,262
Prepaid expenses and other assets	445,345	472,123
Total assets	$13,757,638	$13,808,706

Liabilities and Owners’ Equity:	\
Mortgages, notes and loans payable	$9,874,214	$9,812,378
Accounts payable, accrued expenses and other liabilities	595,280	740,388
Cumulative effect of foreign currency translation ("CFCT")	(59,350)	(67,224)
Owners’ equity, excluding CFCT	3,347,494	3,323,164
Total liabilities and owners’ equity	$13,757,638	$13,808,706

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$3,288,144	$3,255,940
Less: joint venture partners’ equity	(1,523,252)	(1,518,581)
Plus: excess investment/basis differences	1,551,357	1,550,193
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net (equity method)	3,316,249	3,287,552
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net (cost method)	180,000	180,000
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,496,249	$3,467,552

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$3,535,457	$3,506,040
Liability - Investment in Unconsolidated Real Estate Affiliates	(39,208)	(38,488)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,496,249	$3,467,552

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$258,122	$223,959
Tenant recoveries	115,446	98,024
Overage rents	7,527	6,152
Condominium sales	282,838	—
Other	12,104	12,529
Total revenues	676,037	340,664

Expenses:
Real estate taxes	30,546	26,879
Property maintenance costs	10,995	12,655
Marketing	8,508	3,980
Other property operating costs	50,510	47,569
Condominium cost of sales	206,221	—
Provision for doubtful accounts	3,732	3,337
Property management and other costs (2)	16,907	15,254
General and administrative	273	1,115
Depreciation and amortization	109,281	93,922
Total expenses	436,973	204,711
Operating income	239,064	135,953

Interest income	1,899	1,954
Interest expense	(101,018)	(92,297)
Provision for income taxes	(169)	(205)
Equity in loss of unconsolidated joint ventures	(32,437)	(180)
Income from continuing operations	107,339	45,225
Allocation to noncontrolling interests	(32)	(8)
Net income attributable to the ventures	$107,307	$45,217

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$107,307	$45,217
Joint venture partners’ share of income	(40,459)	(22,243)
Amortization of capital or basis differences	(9,357)	(11,721)
Equity in income of Unconsolidated Real Estate Affiliates	$57,491	$11,253

(1) The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Ala Moana Center subsequent to the formation of the joint venture on February 27, 2015.
(2) Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 24 domestic joint ventures, comprising 41 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the the investment, we utilize the equity method. If we have neither control or significant influence, we utilize the cost method.

On March 7, 2014, we formed a joint venture, AMX Partners, LLC ("AMX"), with Kahiolu Partners, LLC ("MKB") for the purpose of constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. AMX commenced recognizing revenues and cost of sales from the sale of condominiums using the percentage of completion method during the three months ended March 31, 2016.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In accordance with GAAP, sales of condominiums have been recognized using the percentage of completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3) a substantial percentage of the condominiums are under firm contracts, (4) collection of the sales price is reasonably assured and (5) sales proceeds and costs can be reasonably estimated. The revenue from condominium sales is calculated based on the percentage of completion, as determined by the construction contract costs incurred to date in relation to the total estimated construction costs.

On March 24, 2016, Kenwood Towne Centre (property included in a joint venture of which we are 50% owner) acquired fee title to a portion of the property previously held under ground lease for a gross purchase price of $43.0 million.

On January 29, 2016, we sold our interest in 522 Fifth Avenue to our joint venture partner, for $25.0 million, inclusive of the repayment of previously existing notes receivable from our joint venture partner. We received proceeds of $10.0 million upon closing and will receive the remaining $15.0 million in proceeds on December 1, 2016. This transaction resulted in a gain on sale of $11.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the three months ended March 31, 2016.

On January 8, 2016, we closed on the sale of our 50% interest in Owings Mills to our joint venture partner for a gross sales price of $11.6 million. This transaction resulted in a gain on sale of $0.6 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the three months ended March 31, 2016.

On January 29, 2015, we sold our interest in a joint venture that owns Trails Village, which resulted in our recognition of a gain of $12.0 million. The $12.0 million is recognized within Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income.
Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.1 billion as of March 31, 2016 and December 31, 2015, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $87.5 million at one property as of March 31, 2016, and $87.9 million as of December 31, 2015. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of March 31, 2016, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	March 31, 2016 (1)	Weighted-Average Interest Rate (2)	December 31, 2015 (3)	Weighted-Average Interest Rate (2)

Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$11,886,319	4.43%	$11,921,302	4.43%
Total fixed-rate debt	11,886,319	4.43%	11,921,302	4.43%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,992,483	2.26%	1,991,022	2.08%
Revolving credit facility (5)	(10,586)	—	303,836	1.89%
Total variable-rate debt	1,981,897	2.26%	2,294,858	2.05%

Total Mortgages, notes and loans payable	$13,868,216	4.12%	$14,216,160	4.05%

Junior subordinated notes	$206,200	2.07%	$206,200	1.77%

(1) Includes $32.8 million of market rate adjustments and $37.5 million of deferred financing costs.
(2) Represents the weighted-average interest rates on our contractual principal balances.
(3) Includes $33.0 million of market rate adjustments and $40.2 million of deferred financing costs.
(4) $1.4 billion of the variable-rate balance is cross-collateralized.
(5) Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2016, $18.1 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized with other properties. Although a majority of the $13.9 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $1.5 billion of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the year ended December 31, 2015, we refinanced consolidated mortgage notes totaling $710.0 million at four properties and generated net proceeds of $240.9 million. The prior loans totaling $469.1 million had a weighted-average term-to-maturity of 1.3 years, and a weighted-average interest rate of 5.6%. The new loans have a weighted-average term-to-maturity of 10.0 years,and a weighted-average interest rate of 3.8%. In addition, we paid down $594.3 million of consolidated mortgage notes at five properties. The prior loans had a weighted-average term-to-maturity of 1.5 years, and a weighted-average interest rate of 5.3%. We also obtained new mortgage notes totaling $250.0 million on two properties with a weighted-average term-to-maturity of 10.0 years and a weighted-average interest rate of 4.3%.

We did not refinance any consolidated mortgage notes during the three months ended March 31, 2016.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	March 31, 2016 (1)	Weighted-Average Interest Rate	December 31, 2015 (2)	Weighted-Average Interest Rate
Unsecured debt:
Revolving credit facility	$—	—	$315,000	1.89%
Total unsecured debt	$—	—	$315,000	1.89%

(1) Excludes deferred financing costs of $10.6 million in 2016 that decrease the total amount that appears outstanding in our
Consolidated Balance Sheets.
(2) Excludes deferred financing costs of $11.2 million in 2015 that decrease the total amount that appears outstanding in our
Consolidated Balance Sheets.

Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company’s leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of March 31, 2016. As of March 31, 2016, no amount was outstanding on the Facility.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior subordinated notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior subordinated notes. The Junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $50.8 million as of March 31, 2016 and $76.1 million as of December 31, 2015. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2016.

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

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of March 31, 2016.

NOTE 8        WARRANTS

Brookfield owns 73,930,000 warrants (the "Warrants") to purchase common stock of GGP with an initial weighted average exercise price of $10.70. Each Warrant was fully vested upon issuance, has a term of seven years and expires on November 9, 2017. Below is a summary of Warrants that were originally issued and are still outstanding.

Initial Warrant Holder	Number of Warrants	Initial Exercise Price
Brookfield - A	57,500,000	$10.75
Brookfield - B	16,430,000	10.50
	73,930,000

The exercise prices of the Warrants are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events. In accordance with the agreement, these calculations adjust both the exercise price and the number of shares issuable for the originally issued 73,930,000 Warrants. During 2015 and 2016, the number of shares issuable upon exercise of the outstanding Warrants changed as follows:

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2015	87,856,714	9.05	8.84
July 15, 2015	88,433,357	8.99	8.78
October 15, 2015	89,039,571	8.93	8.72
December 15, 2015	89,697,535	8.86	8.66

Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 70 million shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of March 31, 2016, the Warrants are exercisable into approximately 63 million common shares of the Company, at a weighted-average exercise price of approximately $8.82 per share. Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

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

	Three Months Ended March 31,
	2016	2015
Distributions to preferred GGPOP units	$(2,201)	$(2,232)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(1,035)	(3,440)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(490)	(906)
Net loss (income) allocated to noncontrolling interest in consolidated real estate affiliates	169	(441)
Allocation to noncontrolling interests	(3,557)	(7,019)
Other comprehensive loss allocated to noncontrolling interests	62	229
Comprehensive income allocated to noncontrolling interests	$(3,495)	$(6,790)

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of March 31, 2016, the aggregate amount of cash we would have paid would have been $141.7 million and $167.7 million, respectively.

GGPOP issued Preferred Units that are convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of March 31, 2016	Converted Basis to Common Units Outstanding as of March 31, 2016	Conversion Price	Redemption Value (1)
Series B	3.00000	1,250	3,901	$16.66670	$115,962
Series D	1.50821	533	835	33.15188	26,637
Series E	1.29836	503	679	38.51000	25,133
					$167,732

(1) The conversion price of Series B preferred units is lower than the GGP March 31, 2016 closing common stock price of $29.73; therefore, the March 31, 2016 common stock price of $29.73, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2016, and 2015.

Balance at January 1, 2015	$299,296
Net income	3,440
Distributions	(1,109)
Redemption of GGPOP units	(713)
Other comprehensive loss	(229)
Fair value adjustment for noncontrolling interests in Operating Partnership	9,730
Balance at March 31, 2015	$310,415

Balance at January 1, 2016	$287,627
Net income	1,035
Distributions	(1,668)
Redemption of GGPOP units	(1,592)
Other comprehensive loss	(62)
Fair value adjustment for noncontrolling interests in Operating Partnership	24,130
Balance at March 31, 2016	$309,470

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
May 2	July 15	July 29, 2016	$0.19
February 1	April 15	April 29, 2016	0.19
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17

Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

will be able to have that dividend reinvested. As a result of the DRIP elections, 6,398 shares were issued during the three months ended March 31, 2016 and 4,149 shares were issued during the three months ended March 31, 2015.

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

Our Board of Directors declared preferred stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
May 2	June 15	July 1, 2016	$0.3984
February 1	April 15	April 29, 2016	0.3984
2015
November 2	December 15	January 4, 2016	$0.3984
September 1	September 15	October 1, 2015	0.3984
May 21	June 15	July 1, 2015	0.3984
February 19	March 16	April 1, 2015	0.3984

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the three months ended March 31, 2016, and 2015:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at January 1, 2015	$(51,823)	$70	$—	$(51,753)
Other comprehensive income (loss)	(17,489)	(21)	—	(17,510)
Balance at March 31, 2015	$(69,312)	$49	$—	$(69,263)

Balance at January 1, 2016	$(84,798)	$100	$11,894	$(72,804)
Other comprehensive income (loss)	6,939	9	(11,894)	(4,946)
Balance at March 31, 2016	$(77,859)	$109	$—	$(77,750)

Realized gains from the sale of available-for-sale securities are included in management fees and other corporate revenues.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10    EARNINGS PER SHARE

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Numerators - Basic and Diluted:
Income from continuing operations	$195,337	$641,750
Preferred Stock dividends	(3,984)	(3,984)
Allocation to noncontrolling interests	(3,557)	(7,019)
Income from continuing operations - attributable to common stockholders	187,796	630,747

Net income	195,337	641,750
Preferred Stock dividends	(3,984)	(3,984)
Allocation to noncontrolling interests	(3,557)	(7,019)
Net income attributable to common stockholders	$187,796	$630,747

Denominators:
Weighted-average number of common shares outstanding - basic	882,673	885,462
Effect of dilutive securities	67,481	68,970
Weighted-average number of common shares outstanding - diluted	950,154	954,432

Anti-dilutive Securities:
Effect of Preferred Units	5,415	5,472
Effect of Common Units	4,768	4,799
Effect of LTIP Units	1,742	1,256
Weighted-average number of anti-dilutive securities	11,925	11,527

For the three months ended March 31, 2016 and 2015, dilutive options and dilutive shares related to the Warrants are included in the denominator of EPS.

Outstanding Common Units and LTIP Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPOP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Units dividend be added back to the net income, resulting in anti-dilution.

GGP owned 55,969,390 shares of treasury stock as of March 31, 2016 and 2015. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

On February 17, 2016, the Company’s Equity Plan was amended to allow for the grant of restricted stock or LTIP Units to certain officers, directors, and employees of the Company that vest based on the achievement of certain established metrics that are based on the performance of the Company.

Compensation expense related to stock-based compensation plans for the three months ended March 31, 2016, and 2015 is summarized in the following table in thousands:

	Three Months Ended March 31,
	2016	2015
Stock options - Property management and other costs	$1,487	$1,889
Stock options - General and administrative	2,755	2,794
Restricted stock - Property management and other costs	541	773
Restricted stock - General and administrative	149	148
LTIP Units - Property management and other costs	209	383
LTIP Units - General and administrative	3,168	2,466
Total	$8,309	$8,453

The following tables summarize stock option and LTIP Unit activity for the Equity Plan for GGP for the three months ended March 31, 2016, and 2015:

	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	18,162,700	$17.51	19,744,224	$17.36
Granted	91,261	26.07	267,253	29.15
Exercised	(318,826)	17.79	(936,082)	16.75
Forfeited	(207,446)	20.02	(124,784)	20.22
Expired	(468)	19.24	(2,439)	19.24
Stock options Outstanding at March 31,	17,727,221	$17.52	18,948,172	$17.53

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	1,724,747	$29.33	—	$—
Granted	2,640,963	26.07	1,758,396	29.33
Exercised	—	—	—	—
Forfeited	(38,862)	29.15	—	—
Expired	—	—	—	—
LTIP Units Outstanding at March 31,	4,326,848	$27.35	1,758,396	$29.33

There was no significant restricted stock activity for the three months ended March 31, 2016 and 2015.

NOTE 12    ACCOUNTS AND NOTES RECEIVABLE, NET

The following table summarizes the significant components of Accounts and notes receivable, net.

	March 31, 2016	December 31, 2015
Trade receivables	$114,154	$109,399
Notes receivable	621,086	614,305
Straight-line rent receivable	241,575	236,589
Other accounts receivable	3,393	3,918
Total accounts and notes receivable	980,208	964,211
Provision for doubtful accounts	(17,811)	(14,655)
Total accounts and notes receivable, net	$962,397	$949,556

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

On June 30, 2015, we entered into a promissory note with our joint venture partner MKB (defined in Note 5), in which we would lend MKB up to $80 million for capital calls after an initial contribution of $80 million by MKB and until the joint venture secured construction financing. This loan bears interest at LIBOR plus 6% and is secured by MKB's partnership interest in AMX, which is constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. As of March 31, 2016, there was $19.6 million outstanding on this loan. Construction financing closed during the third quarter of 2015.

Notes receivable includes $204.3 million of notes receivables from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million, bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at LIBOR plus 13.2% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of March 31, 2016, there was $217.3 million outstanding on these loans.

Also included in notes receivable is $112.3 million and $47.5 million due from our joint venture partner related to the acquisition of the properties at 685 Fifth Avenue and 530 Fifth Avenue in New York, New York. The notes receivable bear interest at 7.5%

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and 9% respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan balance. The notes are collateralized by our partner's ownership interest in the joint ventures. The loans mature on June 27, 2024 and June 18, 2024, respectively.

Included in notes receivable is a $71.0 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. ("Rique") in conjunction with our sale of Aliansce Shopping Centers, S.A. ("Aliansce") to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the term. During the three months ended March 31, 2016, we determined, based on current information and events, that it is probable that we will be unable to collect all amounts due according to the contractual terms of the receivable. As the note receivable is a collateral dependent loan, we have estimated the provision for loss based on the fair value of the market price of the Aliansce shares which serve as the collateral for the loan. We recognized a $36.1 million loss on the note recorded in the provision for loan loss on the Consolidated Statements of Comprehensive Income based on the value of the collateral and included accrued interest of $7.5 million in the provision for loan loss. We recognized the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

NOTE 13    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of Prepaid expenses and other assets.

	March 31, 2016			December 31, 2015
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$601,291	$(394,212)	$207,079	$644,728	$(416,181)	$228,547
Below-market ground leases, net	118,994	(11,226)	107,768	119,545	(10,761)	108,784
Real estate tax stabilization agreement, net	111,506	(34,035)	77,471	111,506	(32,458)	79,048
Total intangible assets	$831,791	$(439,473)	$392,318	$875,779	$(459,400)	$416,379

Remaining prepaid expenses and other assets:
Security and escrow deposits			78,896			87,818
Prepaid expenses			40,464			43,809
Other non-tenant receivables (1)			349,864			342,438
Deferred tax, net of valuation allowances			21,000			19,743
Marketable securities			—			45,278
Other			57,466			41,869
Total remaining prepaid expenses and other assets			547,690			580,955
Total prepaid expenses and other assets			$940,008			$997,334

(1) Includes receivable due from our joint venture partners due upon completion of the redevelopment at Ala Moana.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of Accounts payable and accrued expenses.

	March 31, 2016			December 31, 2015
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	325,532	(184,496)	$141,036	356,115	(203,474)	$152,641
Above-market headquarters office leases, net	15,268	(9,040)	$6,228	15,268	(8,604)	$6,664
Above-market ground leases, net	9,127	(1,982)	$7,145	9,127	(1,890)	$7,237
Total intangible liabilities	$349,927	$(195,518)	$154,409	$380,510	$(213,968)	$166,542

Remaining Accounts payable and accrued expenses:
Accrued interest			47,074			46,129
Accounts payable and accrued expenses			62,923			64,954
Accrued real estate taxes			75,492			80,599
Deferred gains/income			103,191			125,701
Accrued payroll and other employee liabilities			28,159			66,970
Construction payable			116,219			158,027
Tenant and other deposits			23,278			25,296
Insurance reserve liability			16,060			15,780
Capital lease obligations			11,204			11,385
Conditional asset retirement obligation liability			5,877			5,927
Other			23,524			17,183
Total remaining Accounts payable and accrued expenses			513,001			617,951
Total Accounts payable and accrued expenses			$667,410			$784,493

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

	Three Months Ended March 31,
	2016	2015

Contractual rent expense, including participation rent	$2,107	$2,300
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,527	1,697

NOTE 17    SUBSEQUENT EVENTS

On April 25, 2016, the Company amended the $1.4 billion corporate loan. The amended loan is secured by cross collateralized mortgages on 15 properties. The interest rate remained consistent at the London Interbank Offered Rate ("LIBOR") plus 1.75%, however, the Company was able to decrease the recourse from 100% to 50% and extend the term for three years. The loan now matures April 25, 2019, with two one year extension options.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to our consolidated financial statements included in this Quarterly Report and whose descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such consolidated financial statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have the same meanings as in such Notes.

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A malls (defined primarily by sales per square foot) and urban retail properties. Our retail properties are the core centers of retail, dining and entertainment within their trade areas and, therefore, represent hubs of such activity. As of March 31, 2016, we own, either entirely or with joint venture partners, 128 retail properties located throughout the United States comprising approximately 126 million square feet of gross leasable area ("GLA").

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

We seek long-term growth in Company NOI and Company EBITDA (as defined below) through proactive management and leasing of our properties. We believe that the most significant operating factor affecting incremental cash flow and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:

•	positive leasing spreads;

•	improved occupancy; and

•	value creation from redevelopment projects.

We may also recycle capital by opportunistically investing in high quality retail properties, strategic dispositions, opportunistic investments in high quality retail properties and controlling operating expenses by leveraging our scale to maximize synergies is a critical component to Company EBITDA growth.

As of March 31, 2016, our total leased space was 91.3%. On a suite-to-suite basis, the leases commencing occupancy in 2016 exhibited initial rents that were 13.0% higher than the final rents paid on expiring leases.

We have identified approximately $2.3 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve stabilized returns of approximately 9-11% for all projects in the first year.

We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Our Company NOI (as defined below) increased 13.9% from $535.0 million for the three months ended March 31, 2015 to $609.5 million for the three months ended March 31, 2016. Our Company FFO (as defined below) increased 23.7% from $309.3 million for the three months ended March 31, 2015 to $382.8 million for the three months ended March 31, 2016. Net income attributable to General Growth Properties, Inc. decreased from $634.7 million for the three months ended March 31, 2015 to $191.8 million for the three months ended March 31, 2016 primarily as a result of the gain from change in control of investment properties and other for the sale of a 25% interest in Ala Moana Center during the three months ended March 31, 2015.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to General Growth Properties, Inc.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	March 31, 2016 (1)	March 31, 2015 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$66.80	$65.48	2.02%
Unconsolidated Properties	92.07	88.67	3.83%
Total Retail Properties	$75.06	$73.01	2.81%

Percentage Leased
Consolidated Properties	95.7%	95.6%	10 bps
Unconsolidated Properties	96.5%	96.3%	20 bps
Total Retail Properties	95.9%	95.8%	10 bps

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$12,160	$11,763	3.37%
Unconsolidated Properties	8,168	8,138	0.37%
Total Retail Properties	$20,328	$19,901	2.15%

Tenant Sales per square foot (3) (4)
Consolidated Properties	$516	$513	0.58%
Unconsolidated Properties	731	768	(4.82)%
Total Retail Properties	$584	$594	(1.68)%

(1) Metrics exclude properties acquired in the year ended December 31, 2015 and certain other retail properties.
(2) Rent is presented on a cash basis and consists of base minimum rent and common area costs.
(3) Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales <10,000 square feet is presented as sales per square foot in dollars.
(4) Excluding one property with unusual changes in sales productivity, Tenant Sales per square foot <10,000 square feet would have increased 1.0% on a trailing 12-month basis.

Lease Spread Metrics

The following table summarizes signed leases that are scheduled to commence in the respective period compared to expiring rent for the prior tenant in the same suite where the downtime between new and previous tenant was less than 24 months and the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet.

	# of Leases	SF	Term (in years)	Initial Rent PSF [1]	Expiring Rent PSF [2]	Initial Rent Spread	% Change
Trailing 12 Commencements	1,438	4,020,221	7.2	$66.37	$58.73	$7.64	13.0%
2016 Commencements	853	2,525,273	6.8	$69.35	$61.89	$7.46	12.0%
2017 Commencements	69	307,007	6.4	$53.05	$45.27	$7.78	17.2%

(1) Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended March 31, 2016 and 2015

The following table is a breakout of the components of minimum rents:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$367,579	$380,785	$(13,206)	(3.5)%
Lease termination income	7,385	8,535	(1,150)	(13.5)
Straight-line rent	5,447	6,087	(640)	(10.5)
Above and below-market tenant leases, net	(9,279)	(21,295)	12,016	(56.4)
Total Minimum rents	$371,132	$374,112	$(2,980)	(0.8)%

Base minimum rents decreased $13.2 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015. This resulted in $18.9 million less base minimum rents in the first quarter of 2016 compared to the first quarter of 2015 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. The offsetting increase in base minimum rents is a result of an increase in occupancy and on rent steps between March 31, 2015 and March 31, 2016.

Management fees and other corporate revenues increased $14.7 million primarily due to the divestiture of our investment in Seritage Growth Properties which resulted in a $13.1 million gain (Note 4).

Other revenue increased $6.9 million primarily due to the recognition of a portion of a deferred gain on the sale of air rights at Ala Moana Center. The air rights were sold in the second half of 2015, and a portion of the gain was recognized at that time. The remainder of the gain was deferred, of which $7.1 million was recognized during the three months ended March 31, 2016.

Marketing costs decreased $2.8 million primarily due to continued efforts to reduce operating expenses.

Other property operating costs decreased $5.8 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015. This resulted in $3.9 million less of other property operating costs in the first quarter of 2016 compared to the first quarter of 2015 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of Provo Towne Center and Eastridge Mall (CA) in the first quarter of 2016 resulted in a decrease of $1.3 million in other property operating costs compared to the first quarter of 2015. Finally, the remaining difference is a reduction of other property operating costs due to continued efforts to reduce operating expenses.

Property management and other costs decreased $12.0 million primarily due to lower compensation and benefits as a result of the timing of the equity awards and the payment of bonuses.

Provision for loan loss of $36.1 million relates to the Rique note receivable. During the three months ended March 31, 2016, we determined, based on current information and events, that it is probable that we will be unable to collect all amounts due according to the contractual terms of the Rique receivable. As the Rique receivable is a collateral dependent loan, we have estimated the provision for loss based on the fair value of the market price of the Aliansce shares which serve as the collateral for the loan (Note 12).

Provision for impairment of $40.7 million is related to an impairment charge recorded on two operating properties during the three months ended March 31, 2016 (Note 2).

Depreciation and amortization expense decreased $15.3 million primarily due to a decrease in write-offs and amortization of in-place leases in the first quarter of 2016 compared to the first quarter of 2015.

Interest and dividend income increased $7.2 million primarily due to interest on notes receivable from our joint venture partners at 730 Fifth Avenue. The loan was provided in connection with the acquisition of the property on April 17, 2015 (Note 12).

Interest expense decreased $25.0 million primarily due to our refinancing efforts during 2015 (Note 6).

The gain on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 12).

The gain from changes in control of investment properties and other of $74.6 million in the first quarter of 2016 relates to the sale of our interests in three operating properties (Note 3). The gain from changes in control of investment properties and other of $591.2 million in the first quarter of 2015 relates to our sale of an interest in Ala Moana Center (Note 3).

(Provision for) benefit from income taxes decreased by $14.1 million primarily due to taxable income recognized by our taxable REIT subsidiary for the sale of condominiums during the three months ended March 31, 2016 (Note 5). This is partially offset by the tax impact of the provision for loan loss related to the Rique note (Note 12).

Equity in income of Unconsolidated Real Estate Affiliates increased by $46.2 million primarily due to income recognition on condominiums during the three months ended March 31, 2016 (Note 5).

Unconsolidated Real Estate Affiliates - gain on investment in the first quarter of 2016 is primarily related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3) and the sale of our interest in two joint ventures in 2016 (Note 5). Unconsolidated Real Estate Affiliates - gain on investment in the first quarter of 2015 is related to the sale of our interest in one joint venture.

Liquidity and Capital Resources

Our primary source of cash is from the ownership and management of our properties and strategic dispositions. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances, dividends and acquisitions.

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $193.1 million of consolidated unrestricted cash and $1.1 billion of available credit under our credit facility as of March 31, 2016, as well as anticipated cash provided by operations.

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

As of March 31, 2016, we had $1.8 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

The amount of debt due in the next three years represents 14.6% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $2.8 billion at our proportionate share or approximately 15.3% of our total debt at maturity.

As of March 31, 2016, our proportionate share of total debt aggregated $19.6 billion. Our total debt includes our consolidated debt of $14.1 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.5 billion. Of our proportionate share of total debt, $1.9 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holder.

The following table illustrates the scheduled payments for our proportionate share of total debt as of March 31, 2016. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2020.

	Consolidated (1)	Unconsolidated (1)
	(Dollars in thousands)
2016	$238,113	$—
2017	378,651	173,384
2018	1,728,066	202,803
2019	918,348	1,134,939
2020	1,595,024	1,242,452
Subsequent	9,216,214	2,744,521
	$14,074,416	$5,498,099

(1) Excludes $32.1 million of adjustments related to debt market rate adjustment.

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

Warrants and Brookfield Investor Ownership

Brookfield owns or manages on behalf of third parties all of the Company’s outstanding Warrants (Note 8) which are exercisable into approximately 63 million common shares (assuming net share settlement) of the Company at a weighted-average exercise price of $8.82 per share. The exercise price and common shares issuable under the Warrants adjusts for future dividends declared by the Company.

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

We have development and redevelopment activities totaling approximately $0.4 billion under construction and $0.6 billion in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date[1]	Expected Return on Investment[2]	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)

Under Construction

Staten Island Mall Staten Island, NY	Expansion	199	16	8-9%	2019

Other Projects Various Malls	Redevelopment projects at various malls	218	68	6-8%	2017-2018

	Total Projects Under Construction	$417	$84

Projects in Pipeline

New Mall Development Norwalk, CT	Ground up mall development	285	44	8-10%	2020

Ala Moana Center Honolulu, HI	Nordstrom box repositioning	53	35	9-10%	2018

Other Projects Various Malls	Redevelopment projects at various malls	290	91	8-9%	TBD

	Total Projects in Pipeline	$628	$170

(1) Projected costs and investments to date exclude capitalized interest and overhead.
(2) Return on investment represents first year stabilized cash-on-cash return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the three months ended March 31, 2016 has increased from December 31, 2015, in conjunction with the applicable development plan and as projects near completion. The continued progression of 48 redevelopment projects resulted in increases to GGP’s investment to date.

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

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Capital expenditures	$39,038	$35,339
Tenant allowances	33,388	39,852
Capitalized interest and capitalized overhead	15,885	15,766
Total	$88,311	$90,957
The increase in capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.
Common Stock Dividends

Our Board of Directors declared common stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
May 2	July 15	July 29, 2016	$0.19
February 1	April 15	April 29, 2016	0.19
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
May 2	June 15	July 1, 2016	$0.3984
February 1	April 15	April 29, 2016	0.3984
2015
November 2	December 15	January 4, 2016	$0.3984
September 1	September 15	October 1, 2015	0.3984
May 21	June 15	July 1, 2015	0.3984
February 19	March 16	April 1, 2015	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $238.0 million for the three months ended March 31, 2016 and $223.2 million for the three months ended March 31, 2015. Significant changes in the components of net cash provided by operating activities include:

•	in 2016, an increase in cash inflows from management fees and a decrease in cash outflows for operating and management costs;

•	in 2015, an increase in base minimum rents and related collections due to overall increase in permanent occupancy.

Cash Flows from Investing Activities

Net cash provided by investing activities was $112.7 million for the three months ended March 31, 2016 and $240.8 million for the three months ended March 31, 2015. Significant components of net cash provided by investing activities include:

•	in 2016, development of real estate and property improvements, ($120.4) million;

•	in 2016, proceeds from the sale of real estate, $238.7 million;

•	in 2016, proceeds from the sale of marketable securities, $46.4 million;

•	in 2015, development of real estate and property improvements, ($199.7) million;

•	in 2015, proceeds from the sale of real estate, $666.2 million; and

•	in 2015, acquisition of real estate, ($165) million.

Cash Flows from Financing Activities

Net cash used in financing activities was $514.6 million for the three months ended March 31, 2016 and $663.2 million for the three months ended March 31, 2015. Significant components of net cash used in financing activities include:

•	in 2016, principal payments on mortgages, notes and loans payable of ($350.4) million;

•	in 2016, cash distributions paid to common stockholders of ($167.7) million;

•	in 2015, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, of $342 million net of principal payments of ($874) million; and

•	in 2015, cash distributions paid to common stockholders of ($150.4) million.

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

Non-GAAP Supplemental Financial Measures and Definitions

Net Operating Income ("NOI") and Company NOI

The Company defines NOI as income from operations and after operating expenses have been deducted, but prior to deducting financing, administrative and income tax expenses. NOI excludes reductions in ownership as a result of sales or other transactions and has been reflected on a proportionate basis (at the Company’s ownership share). Other REITs may use different methodologies for calculating NOI, and accordingly, the Company’s NOI may not be comparable to other REITs. The Company considers NOI a helpful supplemental measure of its operating performance because it is a direct measure of the actual results of our properties. Because NOI excludes reductions in ownership as a result of sales or other transactions, general and administrative expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, provision for income taxes, preferred stock dividends, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.

The Company also considers Company NOI to be a helpful supplemental measure of its operating performance because it excludes from NOI certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. However, due to the exclusions noted, Company NOI should only be used as an alternative measure of the Company’s financial performance. We present Company NOI, Company EBITDA and Company FFO (as defined below); as we believe certain investors and other users of our financial information use these measures of the Company’s historical operating performance.

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

The Company also considers Company EBITDA to be a helpful supplemental measure of its operating performance because it excludes from EBITDA certain non-cash and non-comparable items such as straight-line rent and intangible asset and liability amortization, acquisition accounting and other capital contribution or restructuring events. However, due to the exclusions noted, Company EBITDA should only be used as an alternative measure of the Company's financial performance.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI, EBITDA and FFO as they are financial measures widely used in the REIT industry. In order to provide a better understanding of the relationship between the Company’s non-GAAP financial measures of NOI, Company NOI, EBITDA, Company EBITDA, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of GAAP operating income to NOI and Company NOI, a reconciliation of GAAP net income attributable to GGP to EBITDA and Company EBITDA, and a reconciliation of GAAP net income attributable to GGP to FFO and Company FFO. None of the Company’s non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to GGP and none are necessarily indicative of cash flow. In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company’s proportionate share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for by the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments.

The following table reconciles Company NOI to GAAP Operating Income (dollars in thousands) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Company NOI	$609,496	$535,046
Adjustments for minimum rents, real estate taxes and other property operating costs	(5,517)	(20,019)
Proportionate NOI	603,979	515,027
Unconsolidated Properties	(187,611)	(120,474)
NOI of Sold Interests	1,563	15,950
Noncontrolling interest in NOI of Consolidated Properties	3,925	4,411
Consolidated Properties	421,856	414,914
Management fees and other corporate revenues	33,741	19,086
Property management and other costs	(30,745)	(42,793)
General and administrative	(13,427)	(12,446)
Provision for impairment	(40,705)	—
Provision for loan loss	(36,069)	—
Depreciation and amortization	(160,671)	(175,948)
Operating Income	$173,980	$202,813

The following table reconciles Company EBITDA to GAAP Net income attributable to GGP for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Company EBITDA	$590,468	$491,184
Adjustments for minimum rents, real estate taxes, other property operating costs, and general and administrative	(5,517)	(20,019)
Proportionate EBITDA	584,951	471,165
Unconsolidated Properties	(178,852)	(112,372)
EBITDA of sold interests	1,552	15,740
Noncontrolling interest in EBITDA of Consolidated Properties	3,774	4,228
Consolidated Properties	411,425	378,761
Depreciation and amortization	(160,671)	(175,948)
Interest income	16,058	8,821
Interest expense	(147,677)	(172,651)
Gain (loss) on foreign currency	8,936	(22,910)
(Provision for) benefit from income taxes	(2,920)	11,159
Provision for impairment excluded from FFO	(40,705)	—
Provision for loan loss	(36,069)	—
Equity in income of Unconsolidated Real Estate Affiliates	57,491	11,253
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	14,914	12,020
Gains from changes in control of investment properties and other	74,555	591,245
Allocation to noncontrolling interests	(3,557)	(7,019)
Net income attributable to GGP	$191,780	$634,731

The following table reconciles Company FFO to GAAP net income attributable to GGP for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Company FFO	$382,803	$309,338
Adjustments for minimum rents, property operating expenses, general and administrative, market rate adjustments, debt extinguishment, income taxes, and FFO from sold interests	(19,492)	(49,677)
Proportionate FFO	363,311	259,661
Depreciation and amortization of capitalized real estate costs	(224,869)	(229,868)
Gain from changes in control of investment properties and other	74,555	591,245
Preferred stock dividends	3,984	3,984
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	14,914	12,020
Noncontrolling interests in depreciation of Consolidated Properties	2,115	2,035
Provision for impairment excluded from FFO	(40,705)	—
Redeemable noncontrolling interests	(1,525)	(4,346)
Net income attributable to GGP	$191,780	$634,731

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

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, has been filed with the SEC on May 4, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2016. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: May 4, 2016	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.1	Loan Agreement by and among certain subsidiaries of General Growth Properties, Inc. dated as of April 25, 2016	8-K	99.1	4/29/2016	001-34948

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, has been filed with the SEC on May 4, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.