Form 10-Q
period 2016-06-30
General Growth Properties, Inc.
filed 2016-08-04
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2016

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

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒ Yes      ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on August 2, 2016 was 884,737,667.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,554,471	$3,596,354
Buildings and equipment	16,228,837	16,379,789
Less accumulated depreciation	(2,605,947)	(2,452,127)
Construction in progress	311,757	308,903
Net property and equipment	17,489,118	17,832,919
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,609,486	3,506,040
Net investment in real estate	21,098,604	21,338,959
Cash and cash equivalents	226,283	356,895
Accounts and notes receivable, net	969,924	949,556
Deferred expenses, net	214,182	214,578
Prepaid expenses and other assets	952,535	997,334
Assets held for disposition	131,956	216,233
Total assets	$23,593,484	$24,073,555

Liabilities:
Mortgages, notes and loans payable	$13,714,730	$14,216,160
Investment in Unconsolidated Real Estate Affiliates	39,160	38,488
Accounts payable and accrued expenses	682,925	784,493
Dividend payable	175,560	172,070
Deferred tax liabilities	1,642	1,289
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	114,544	58,934
Total liabilities	14,934,761	15,477,634

Redeemable noncontrolling interests:
Preferred	168,083	157,903
Common	142,167	129,724
Total redeemable noncontrolling interests	310,250	287,627

Commitments and Contingencies	—	—

Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 968,056,504 issued, 884,627,919 outstanding as of June 30, 2016, and 966,096,656 issued, 882,397,202 outstanding as of December 31, 2015	9,406	9,386
Preferred Stock:
500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	242,042	242,042
Additional paid-in capital	11,358,088	11,362,369
Retained earnings (accumulated deficit)	(2,111,939)	(2,141,549)
Accumulated other comprehensive loss	(69,131)	(72,804)
Common stock in treasury, at cost, 55,969,390 shares as of June 30, 2016 and 56,240,259 shares as of December 31, 2015	(1,122,628)	(1,129,401)
Total stockholders’ equity	8,305,838	8,270,043
Noncontrolling interests in consolidated real estate affiliates	20,448	24,712
Noncontrolling interests related to long-term incentive plan common units	22,187	13,539
Total equity	8,348,473	8,308,294
Total liabilities, redeemable noncontrolling interests and equity	$23,593,484	$24,073,555

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share amounts)
Revenues:
Minimum rents	$363,412	$361,556	$734,544	$735,669
Tenant recoveries	169,763	168,043	342,211	345,525
Overage rents	4,375	3,485	12,519	12,300
Management fees and other corporate revenues	18,917	26,731	52,659	45,817
Other	18,119	20,166	39,685	34,814
Total revenues	574,586	579,981	1,181,618	1,174,125
Expenses:
Real estate taxes	57,309	56,496	115,412	112,483
Property maintenance costs	11,955	12,903	29,438	32,784
Marketing	2,738	3,754	4,792	8,576
Other property operating costs	71,601	72,427	141,995	148,609
Provision for doubtful accounts	1,710	1,306	5,111	4,577
Provision for loan loss	—	—	36,069	—
Property management and other costs	38,282	40,369	69,027	83,162
General and administrative	14,650	12,322	28,076	24,769
Provision for impairment	4,058	—	44,763	—
Depreciation and amortization	156,248	152,849	316,919	328,797
Total expenses	358,551	352,426	791,602	743,757
Operating income	216,035	227,555	390,016	430,368

Interest and dividend income	13,335	12,843	29,393	21,664
Interest expense	(148,366)	(142,747)	(296,043)	(315,398)
Gain (loss) on foreign currency	7,893	1,463	16,829	(21,448)
Gain from changes in control of investment properties and other	38,553	17,768	113,108	609,013
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	127,450	116,882	253,303	724,199
Benefit from (provision for) income taxes	2,242	(74)	(679)	11,085
Equity in income of Unconsolidated Real Estate Affiliates	34,618	13,278	92,108	24,530
Unconsolidated Real Estate Affiliates - gain on investment	25,591	297,767	40,506	309,787
Net income	189,901	427,853	385,238	1,069,601
Allocation to noncontrolling interests	(3,956)	(5,913)	(7,513)	(12,932)
Net income attributable to General Growth Properties, Inc.	185,945	421,940	377,725	1,056,669
Preferred Stock dividends	(3,983)	(3,984)	(7,967)	(7,968)
Net income attributable to common stockholders	$181,962	$417,956	$369,758	$1,048,701

Earnings Per Share:
Basic	$0.21	$0.47	$0.42	$1.18
Diluted	$0.19	$0.44	0.39	1.10
Dividends declared per share	$0.19	$0.17	$0.38	$0.34

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share amounts)
Comprehensive Income, Net:
Net income	$189,901	$427,853	$385,238	$1,069,601
Other comprehensive income (loss)
Foreign currency translation	8,673	2,912	15,634	(14,806)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	—	(11,978)	—
Net unrealized gains on other financial instruments	11	21	20	—
Other comprehensive income (loss)	8,684	2,933	3,676	(14,806)
Comprehensive income	198,585	430,786	388,914	1,054,795
Comprehensive income allocated to noncontrolling interests	(4,021)	(5,935)	(7,516)	(12,725)
Comprehensive income attributable to General Growth Properties, Inc.	194,564	424,851	381,398	1,042,070
Preferred Stock dividends	(3,983)	(3,984)	(7,967)	(7,968)
Comprehensive income, net, attributable to common stockholders	$190,581	$420,867	$373,431	$1,034,102

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2015	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

Net income				1,056,669			2,746	1,059,415
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(52,778)	(52,778)
Long Term Incentive Plan Common Unit grants, net (1,665,896 LTIP Units)							5,557	5,557
Restricted stock grants, net (231,926 common shares)	2	—	1,869					1,871
Employee stock purchase program (99,080 common shares)	1		2,226					2,227
Stock option grants, net of forfeitures (1,046,515 common shares)	10		26,811					26,821
Treasury stock purchase (650,000 common shares)						(16,902)		(16,902)
Cash dividends reinvested (DRIP) in stock (8,876 common shares)			248					248
Other comprehensive loss					(14,599)			(14,599)
Cash distributions declared ($0.34 per share)				(301,280)				(301,280)
Cash distributions on Preferred Stock				(7,968)				(7,968)
Fair value adjustment for noncontrolling interest in Operating Partnership			25,509					25,509

Balance at June 30, 2015	$9,422	$242,042	$11,408,288	$(2,075,319)	$(66,352)	$(1,139,566)	$35,126	$8,413,641

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2016	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

Net income				377,725			1,073	378,798
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,522)	(1,522)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates			(16,384)				(2,971)	(19,355)
Long Term Incentive Plan Common Unit grants, net (684,216 LTIP Units)			43	(950)			7,804	6,897
Restricted stock grants, net (339,937 common shares)	3	—	1,548					1,551
Employee stock purchase program (87,589 common shares)	1		3,109					3,110
Stock option grants, net of forfeitures (1,789,201 common shares)	18		34,730					34,748
Cancellation of repurchased common shares (270,869 common shares)	(2)		(3,415)	(3,356)		6,773		—
Cash dividends reinvested (DRIP) in stock (13,990 common shares)	—	—	385	(215)				170
Other comprehensive income					15,567			15,567
Amounts reclassified from accumulated other comprehensive income					(11,894)			(11,894)
Cash distributions declared ($0.38 per share)				(335,627)				(335,627)
Cash distributions on Preferred Stock				(7,967)				(7,967)
Fair value adjustment for noncontrolling interest in Operating Partnership			(24,297)					(24,297)

Balance at June 30, 2016	$9,406	$242,042	$11,358,088	$(2,111,939)	$(69,131)	$(1,122,628)	$42,635	$8,348,473

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$385,238	$1,069,601
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(92,108)	(24,530)
Distributions received from Unconsolidated Real Estate Affiliates	51,632	19,533
Provision for doubtful accounts	5,111	4,577
Depreciation and amortization	316,919	328,797
Amortization/write-off of deferred finance costs	5,709	6,154
Accretion/write-off of debt market rate adjustments	(630)	13,221
Amortization of intangibles other than in-place leases	24,956	33,416
Straight-line rent amortization	(10,445)	(15,388)
Deferred income taxes	(1,472)	(16,111)
Gain on dispositions, net	(24,001)	(2,174)
Unconsolidated Real Estate Affiliates - gain on investment, net	(40,506)	(309,787)
Gain from changes in control of investment properties and other	(113,108)	(609,013)
Provisions for impairment	44,763	—
Provisions for loan loss	36,069	—
(Gain) loss on foreign currency	(16,829)	21,448
Net changes:
Accounts and notes receivable, net	2,052	(3,458)
Prepaid expenses and other assets	(9,280)	16,580
Deferred expenses, net	(20,125)	(22,340)
Restricted cash	6,789	846
Accounts payable and accrued expenses	(22,495)	(42,500)
Other, net	17,881	16,623
Net cash provided by operating activities	546,120	485,495

Cash Flows provided by Investing Activities:
Acquisition of real estate and property additions	(70,709)	(341,365)
Development of real estate and property improvements	(233,502)	(335,769)
Loans to joint venture partners	(43,364)	(211,239)
Proceeds from repayment of loans to joint venture partners	8,755	—
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	390,067	1,055,881
Contributions to Unconsolidated Real Estate Affiliates	(78,476)	(77,306)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	40,682	101,399
Proceeds from sale of marketable securities	46,408	—
(Increase) decrease in restricted cash	(102)	869
Other, net	36	—
Net cash provided by investing activities	59,795	192,470

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	313,479	832,440
Principal payments on mortgages, notes and loans payable	(694,233)	(1,369,192)
Deferred finance costs	(13,672)	(2,138)
Cash distributions to/acquisitions of noncontrolling interests in consolidated real estate affiliates	(22,609)	(52,778)
Cash distributions paid to common stockholders	(335,505)	(301,043)
Cash distributions reinvested (DRIP) in common stock	385	—
Cash distributions paid to preferred stockholders	(7,967)	(7,968)
Cash distributions and redemptions paid to holders of common units	(2,124)	(713)
Other, net	25,719	26,349
Net cash used in financing activities	(736,527)	(875,043)

Net change in cash and cash equivalents	(130,612)	(197,078)
Cash and cash equivalents at beginning of period	356,895	372,471
Cash and cash equivalents at end of period	$226,283	$175,393

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$292,108	$310,756
Interest capitalized	2,599	7,063
Income taxes paid	2,348	6,291
Accrued capital expenditures included in accounts payable and accrued expenses	117,130	94,429
Non-Cash acquisition of Treasury Shares
Liabilities	—	(16,902)
Equity	—	16,902
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

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of June 30, 2016, we are the owner, either entirely or with joint venture partners, of 128 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of June 30, 2016, GGP held an approximate 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% is held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

GGPOP is the general partner of, and owns a 1.5% equity interest in GGPN and GGPLP. GGPOP has common units of limited partnership ("Common Units"), which are redeemable for cash or, at our option, shares of GGP common stock. It also has preferred units of limited partnership interest ("Preferred Units"), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (Note 9). GGPOP has full value long term incentive plan units and appreciation only long term incentive plan units (collectively "LTIP Units"), which are redeemable for cash or, at our option, shares of GGP common stock (Note 11).

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

Reclassifications

Expenses of $44 thousand and $158 thousand were reclassified from other property operating costs to marketing for the three months ended June 30, 2015 and the six months ended June 30, 2015, respectively, to conform prior periods to the current year presentation. The reclassification is a change from one acceptable presentation to another acceptable presentation.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of June 30, 2016
Tenant leases:
In-place value	$348,577	$(230,113)	$118,464

As of December 31, 2015
Tenant leases:
In-place value	$409,637	$(264,616)	$145,021

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

Amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, had the following effects on our Income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization/accretion effect on continuing operations	$(24,919)	$(29,007)	$(49,104)	$(77,887)

Future amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, is estimated to decrease results from continuing operations as follows:

Year	Amount
2016 Remaining	$41,895
2017	65,508
2018	42,620
2019	25,618
2020	17,545

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Marketable Securities

Marketable securities are comprised of equity securities that are classified as available-for-sale. Available-for-sale securities are presented in prepaid expenses and other assets on our Consolidated Balance Sheets at fair value. Unrealized gains and losses resulting from the mark-to-market of these securities are included in other comprehensive income (loss). Realized gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities. During the six months ended June 30, 2016, we recognized gains of $13.1 million in management fees and other corporate revenues on the Consolidated Statements of Comprehensive Income from the sale of Seritage Growth Properties stock.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Management fees from affiliates	$18,917	$26,731	$39,586	$45,817
Management fee expense	(7,812)	(7,651)	(15,714)	(14,927)
Net management fees from affiliates	$11,105	$19,080	$23,872	$30,890

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

During the three months ended June 30, 2016, we recorded a $4.1 million impairment charge on our Consolidated Statements of Comprehensive Income related to one operating property. During the period, we received a bona fide purchase offer for the property which was less than its carrying value. During the six months ended June 30, 2016, we recorded a $44.8 million impairment charge on our Consolidated Statements of Comprehensive Income related to three operating properties. During the period, we received bona fide purchase offers for two properties which were less than their respective carrying values. The other property had non-recourse debt maturing during the three months ended June 30, 2016 that exceeded the fair value of the operating property. This property was transferred to a special servicer during the six months ended June 30, 2016. No provisions for impairment were recognized for the three and six months ended June 30, 2015.

Changes in economic and operating conditions that occur subsequent to our review of recoverability of our properties could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those properties differ from actual results.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and six months ended June 30, 2016 and 2015. Changes in economic and operating conditions that occur subsequent to our review of recoverability of our investments in Unconsolidated Real Estate Affiliates could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those investments differ from actual results.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 4 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 4 also includes a discussion of available-for-sale securities measured at fair value on a recurring basis using Level 1 inputs. Note 9 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion, including the accordion, available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $90.0 million and $315.0 million outstanding under our credit facility as of June 30, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-07 which eliminates the requirement for retrospective application of equity method accounting when an investment previously accounted for by another method initially qualifies for the equity method. This standard is effective for all entities for fiscal years beginning after December 15, 2016 with earlier application permitted. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

inform credit loss estimates. The amendments in this ASU will be effective January 1, 2020 with early adoption permitted on January 1, 2019. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On June 30, 2016, we closed on the acquisition of a property through a joint venture located at 218 West 57th Street in New York City for $81.5 million. In connection with the acquisition, we provided a $53.0 million mortgage loan to the joint venture that bears interest at LIBOR plus 3.4%, subject to terms and conditions in the loan agreement, and matures on June 30, 2019, with two one year extension options. We own a 50% interest in the joint venture and our share of equity was $15.1 million including prorated working capital. We also provided our joint venture partner with a $7.3 million loan upon closing.

On June 30, 2016, we closed on the sale of our 49.8% interest in One Stockton Partners, LLC in San Francisco, California to our joint venture partner for $49.8 million. In connection with the sale, $16.3 million in mortgage debt was assumed. This transaction netted proceeds of approximately $33.5 million and resulted in a gain of $22.7 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016. In addition to the sale, the joint venture partner made an $8.0 million repayment of a note receivable.

On June 28, 2016, we closed on the sale of the office building and parking garage at Pioneer Place in Portland, Oregon for $121.8 million. This transaction netted proceeds of approximately $116.0 million and resulted in a gain on sale of $35.5 million recognized in gain from changes in control of investment properties and other for the three and six months ended June 30, 2016.

On February 2, 2016, we closed on the acquisition of our joint venture partner's 25% interest in Spokane Valley Mall in Spokane, Washington for $37.5 million. This transaction resulted in a reduction of additional paid-in capital of $16.4 million due to the acquisition of our partner's noncontrolling interest.

On January 29, 2016 we closed on the sale of our 75% interest in Provo Towne Center in Provo, Utah to our joint venture partner for $37.5 million. Mortgage debt of $31.1 million was repaid upon closing. This transaction netted proceeds of approximately $2.8 million and resulted in a loss of $6.7 million recognized in gain from changes in control of investment properties and other for the six months ended June 30, 2016.

On January 29, 2016, we closed on the sale of our 10% interest in 522 Fifth Avenue in New York City to our joint venture partner for $25.0 million, inclusive of the repayment of previously existing notes receivable from our joint venture partner. We received proceeds of $10.0 million upon closing and will receive the remaining $15.0 million in proceeds on December 1, 2016. This transaction resulted in a gain on sale of $11.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the six months ended June 30, 2016.

On January 15, 2016, we closed on the sale of Eastridge Mall in San Jose, California for $225.0 million. This transaction netted proceeds of approximately $216.3 million and resulted in a gain on sale of $71.8 million recognized in gain from changes in control of investment properties and other for the six months ended June 30, 2016.

On January 8, 2016, we closed on the sale of our 50% interest in Owings Mills Mall in Owings Mills, Maryland to our joint venture partner for $11.6 million. This transaction netted proceeds of approximately $11.6 million and resulted in a gain on sale of $0.6 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the six months ended June 30, 2016.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On April 27, 2015, we sold the office portion of 200 Lafayette in New York City for $124.5 million. In connection with the transaction, debt of $67.0 million was repaid. The transaction netted proceeds of approximately $49.4 million and resulted in a gain on sale of $11.9 million recognized in gain from changes in control of investment properties and other on our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015.

On April 17, 2015, we closed on the acquisition of a property through a joint venture partner, the Crown Building, which is located at 730 Fifth Avenue in New York City was acquired for $1.78 billion, which was funded with $1.25 billion of secured debt. We have an effective 50% interest in the retail portion of the property. GGP and Jeff Sutton own, redevelop, lease and manage the retail portion of the property which was $1.30 billion of the purchase price. Vladislav Doronin’s Capital Group and Michael Shvo own, redevelop, lease and manage the office tower which was $475.0 million of the purchase price. The office tower will be redeveloped into luxury residential condominiums. At acquisition, our share of the retail property purchase price was $650.0 million, and our share of the equity was $208.5 million. In connection with the acquisition, we provided $204.3 million in loans to our joint venture partners - a $100.0 million loan to Jeff Sutton and a $104.3 million loan to Doronin/Shvo.

On April 1, 2015, we closed on the acquisition of property through a joint venture located at 85 Fifth Avenue in New York City for $86.0 million. The acquisition was funded with $60.0 million of secured debt. We own a 50% interest in the joint venture and our share of the equity was $14.0 million. In connection with the acquisition, we provided a $7.0 million loan to our joint venture partner.

On March 31, 2015, we acquired a 50% interest in a joint venture with Sears Holdings Corporation that owns anchor pads and in-place leases at 12 stores located at our properties for approximately $165.0 million. Subsequently, Sears Holdings Corporation sold its investment in the joint venture to Seritage Growth Properties, which was an affiliated company. On December 14, 2015, GGP entered into agreements with two of its joint ventures to assign interest in 4 of the 12 anchor pads to the joint ventures. For the assignment and transfer of the assigned interests, GGP received net consideration of $74.0 million.

On January 29, 2015, we sold our 50% interest in a joint venture that owns Trails Village in Las Vegas, Nevada for $27.6 million. In connection with the sale, mortgage debt of $5.75 million was repaid. The transaction netted proceeds of approximately $22.0 million and resulted in a gain of $12.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income.
On February 27, 2015, we sold a 25% interest in Ala Moana Center in Honolulu, Hawaii for net proceeds of $907.0 million. We received $670.0 million at closing and will receive the remaining proceeds of $237.0 million upon completion of the redevelopment and expansion. Subsequently on April 10, 2015, we sold an additional 12.5% interest in Ala Moana Center for net proceeds of $453.5 million to another joint venture partner. We received $335.0 million at closing and will receive the remaining proceeds of $118.5 million upon completion of the redevelopment and expansion. As a result, our joint venture partners own a combined 37.5% economic interest in the joint venture.

Upon sale of the 25% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $584.4 million gain on change in control of investment properties and other as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the three months ended June 30, 2016, we recognized an additional $5.7 million gain on change of control of investment properties and other using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through June 30, 2016. During the six months ended June 30, 2016, we recognized an additional $12.5 million gain on change of control of investment properties and other using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through June 30, 2016. We will recognize an additional $13.8 million gain on change of control of investment properties and other through substantial completion of construction.

Upon sale of the 12.5% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $295.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the three months ended June 30, 2016, we recognized an additional $2.9 million gain in Unconsolidated Real Estate

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through June 30, 2016. During the six months ended June 30, 2016, we recognized an additional $6.2 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through June 30, 2016. We will recognize an additional $6.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment through substantial completion of construction.

We account for the 62.5% interest in the joint venture that owns Ala Moana Center under the equity method of accounting (Note 5) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights. Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.

The table below summarizes the gain calculation ($ in millions) for the 25% and 12.5% interests sold:

Gain on Sale of Interests in Ala Moana Center	25.0%	12.5%
Total proceeds (net of transaction costs of $6.8 million and $2.5 million, respectively)	$900.2	$451.0
Joint venture partner share of debt	462.5	231.3
Total consideration	1,362.7	682.3
Less: JV partner proportionate share of investment in Ala Moana Center and estimated development costs	(714.0)	(357.9)
Total gain from changes in control of investment properties and other	648.7	—
Total Unconsolidated Real Estate Affiliates - gain on investment	—	324.4
Gain attributable to JV partner proportionate share of investment in Ala Moana Center at closing	584.4	295.9
Gain attributable to post-sale development activities through December 31, 2015	38.0	15.4
Gain attributable to post-sale development activities for the six months ended June 30, 2016	12.5	6.2
Estimated future gain from changes in control of investment properties and other	13.8	—
Estimated future Unconsolidated Real Estate Affiliates - gain on investment	$—	$6.9

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

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for impairment
Six Months Ended June 30, 2016
Investments in real estate (1)	$249,300	$—	$131,000	$118,300	(44,763)
(1) Refer to Note 2 for more information regarding impairment.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Unobservable Quantitative Input	Range
Discount rates	9.0% to 11.0%
Terminal capitalization rates	9.0% to 10.0%

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

Based on the market price and Brazilian Real exchange rate of the Aliansce stock, the note is measured at fair value on our Consolidated Balance Sheets using Level 1 inputs and included in accounts and notes receivable, net. The fair value is shown below.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provision for loan loss
Six Months Ended June 30, 2016
Notes Receivable	$78,906	$78,906	$—	$—	$(36,069)

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management’s estimates of fair value are presented below for our debt as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Fixed-rate debt	$11,639,716	$12,456,696	$11,921,302	$12,247,451
Variable-rate debt	2,075,014	2,086,355	2,294,858	2,304,551
	$13,714,730	$14,543,051	$14,216,160	$14,552,002

(1) Includes market rate adjustments of $32.4 million and $33.0 million and deferred financing costs of $47.7 million and $40.2 million as of June 30, 2016 and December 31, 2015, respectively.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of June 30, 2016 and December 31, 2015. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Recurring Fair Value of Marketable Securities

Marketable securities are measured at fair value on our Consolidated Balance Sheets using Level 1 inputs and included in Prepaid expenses and other assets. The fair values are shown below.

	December 31, 2015
	Fair Value	Cost Basis	Unrealized Gain
Marketable securities:
Seritage Growth Properties	$45,278	$33,300	$11,978

During the six months ended June 30, 2016, we divested the entire investment in Seritage Growth Properties, recognized a gain of $13.1 million in management fees and other corporate revenues, and reclassified $12.0 million out of other comprehensive income (loss).

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

	June 30, 2016	December 31, 2015
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$2,053,290	$1,949,577
Buildings and equipment	12,563,122	12,344,045
Less accumulated depreciation	(3,303,009)	(3,131,659)
Construction in progress	575,536	828,521
Net property and equipment	11,888,939	11,990,484
Investment in unconsolidated joint ventures	457,860	421,778
Net investment in real estate	12,346,799	12,412,262
Cash and cash equivalents	418,941	426,470
Accounts and notes receivable, net	470,259	258,589
Deferred expenses, net	256,958	239,262
Prepaid expenses and other assets	403,710	472,123
Total assets	$13,896,667	$13,808,706

Liabilities and Owners’ Equity:	\
Mortgages, notes and loans payable	$9,840,881	$9,812,378
Accounts payable, accrued expenses and other liabilities	601,099	740,388
Cumulative effect of foreign currency translation ("CFCT")	(48,838)	(67,224)
Owners’ equity, excluding CFCT	3,503,525	3,323,164
Total liabilities and owners’ equity	$13,896,667	$13,808,706

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$3,454,687	$3,255,940
Less: joint venture partners’ equity	(1,661,322)	(1,518,581)
Plus: excess investment/basis differences	1,596,961	1,550,193
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net (equity method)	3,390,326	3,287,552
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net (cost method)	180,000	180,000
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,570,326	$3,467,552

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$3,609,486	$3,506,040
Liability - Investment in Unconsolidated Real Estate Affiliates	(39,160)	(38,488)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,570,326	$3,467,552

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$263,649	$259,243	$521,771	$483,202
Tenant recoveries	112,727	110,654	228,173	208,679
Overage rents	4,276	5,517	11,803	11,668
Condominium sales	70,809	—	353,646	—
Other	11,848	12,526	23,953	25,055
Total revenues	463,309	387,940	1,139,346	728,604

Expenses:
Real estate taxes	25,806	35,536	56,352	62,416
Property maintenance costs	9,355	10,348	20,349	23,003
Marketing	3,685	3,974	12,193	7,954
Other property operating costs	51,457	50,989	101,968	98,558
Condominium cost of sales	51,627	—	257,848	—
Provision for doubtful accounts	5,683	927	9,414	4,264
Property management and other costs (2)	16,562	15,641	33,469	30,894
General and administrative	1,023	12,407	1,295	13,521
Depreciation and amortization	111,578	99,991	220,859	193,913
Total expenses	276,776	229,813	713,747	434,523
Operating income	186,533	158,127	425,599	294,081

Interest income	2,201	1,609	4,100	3,563
Interest expense	(102,896)	(108,688)	(203,915)	(200,985)
Provision for income taxes	(205)	(159)	(374)	(364)
Equity in loss of unconsolidated joint ventures	(1,816)	(302)	(34,253)	(482)
Income from continuing operations	83,817	50,587	191,157	95,813
Allocation to noncontrolling interests	(42)	(8)	(74)	(17)
Net income attributable to the ventures	$83,775	$50,579	$191,083	$95,796

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$83,775	$50,579	$191,083	$95,796
Joint venture partners’ share of income	(41,974)	(24,321)	(82,434)	(46,564)
Amortization of capital or basis differences	(7,183)	(12,980)	(16,541)	(24,702)
Equity in income of Unconsolidated Real Estate Affiliates	$34,618	$13,278	$92,108	$24,530

(1) The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Ala Moana Center subsequent to the formation of the joint venture on February 27, 2015.
(2) Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The Unconsolidated Real Estate Affiliates represents our investments in real estate joint ventures that are not consolidated. We hold interests in 25 domestic joint ventures, comprising 41 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the the investment, we utilize the equity method. If we have neither control or significant influence, we utilize the cost method.

On March 7, 2014, we formed a joint venture, AMX Partners, LLC ("AMX"), with Kahikolu Partners, LLC ("MKB") for the purpose of constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. AMX commenced recognizing revenues and cost of sales from the sale of condominiums using the percentage of completion method during the six months ended June 30, 2016.

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

On March 24, 2016, Kenwood Towne Centre in Cincinnati, Ohio (property included in a joint venture of which we are 50% owner) acquired fee title to a portion of the property previously held under ground lease for a gross purchase price of $43.0 million.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.1 billion as of June 30, 2016 and December 31, 2015, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $87.2 million at one property as of June 30, 2016, and $87.9 million as of December 31, 2015. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of June 30, 2016, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	June 30, 2016 (1)	Weighted-Average Interest Rate (2)	December 31, 2015 (3)	Weighted-Average Interest Rate (2)

Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$11,639,716	4.43%	$11,921,302	4.43%
Total fixed-rate debt	11,639,716	4.43%	11,921,302	4.43%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,994,892	2.27%	1,991,022	2.08%
Revolving credit facility (5)	80,122	2.01%	303,836	1.89%
Total variable-rate debt	2,075,014	2.26%	2,294,858	2.05%

Total Mortgages, notes and loans payable	$13,714,730	4.10%	$14,216,160	4.05%

Junior subordinated notes	$206,200	2.09%	$206,200	1.77%

(1) Includes $32.4 million of market rate adjustments and $47.7 million of deferred financing costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2016, $18.3 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized with other properties. Although a majority of the $13.6 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $823.1 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

On April 25, 2016, we amended our $1.4 billion loan secured by cross-collateralized mortgages on 15 properties. The interest rate remained consistent at the London Interbank Offered Rate ("LIBOR") plus 1.75%, however, we were able to decrease the recourse from 100% to 50% and extend the term for three years. The loan now matures April 25, 2019, with two one year extension options.

We did not refinance any other consolidated mortgage notes during the six months ended June 30, 2016.

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

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	June 30, 2016 (1)	Weighted-Average Interest Rate	December 31, 2015 (2)	Weighted-Average Interest Rate
Unsecured debt:
Revolving credit facility	$90,000	2.01%	$315,000	1.89%
Total unsecured debt	$90,000	2.01%	$315,000	1.89%

(1) Excludes deferred financing costs of $10.0 million in 2016 that decrease the total amount that appears outstanding in our
Consolidated Balance Sheets.
(2) Excludes deferred financing costs of $11.2 million in 2015 that decrease the total amount that appears outstanding in our
Consolidated Balance Sheets.

Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company’s leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of June 30, 2016. As of June 30, 2016, $90.0 million was outstanding on the Facility.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior subordinated notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior subordinated notes. The Junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $50.0 million as of June 30, 2016 and $76.1 million as of December 31, 2015. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2016, with the exception of one mortgage loan. A special servicer is currently managing the operations of the property securing the mortgage loan.

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

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of June 30, 2016.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2015	87,856,714	$9.05	$8.84
July 15, 2015	88,433,357	8.99	8.78
October 15, 2015	89,039,571	8.93	8.72
December 15, 2015	89,697,535	8.86	8.66
April 15, 2016	90,288,964	8.80	8.60

Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 70 million shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of June 30, 2016, the Warrants are exercisable into approximately 64 million common shares of the Company, at a weighted-average exercise price of approximately $8.76 per share. Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

NOTE 9        EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to GGPOP Common, Preferred and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions to preferred GGPOP units	$(2,201)	$(2,232)	$(4,403)	$(4,464)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(1,092)	(2,283)	(2,039)	(5,722)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(266)	(887)	(843)	(1,793)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(397)	(511)	(228)	(953)
Allocation to noncontrolling interests	(3,956)	(5,913)	(7,513)	(12,932)
Other comprehensive (income) loss allocated to noncontrolling interests	(65)	(22)	(3)	207
Comprehensive income allocated to noncontrolling interests	$(4,021)	$(5,935)	$(7,516)	$(12,725)

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of June 30, 2016, the aggregate amount of cash we would have paid would have been $142.2 million and $168.1 million, respectively.

GGPOP issued Preferred Units that are convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of June 30, 2016	Converted Basis to Common Units Outstanding as of June 30, 2016	Conversion Price	Redemption Value (1)
Series B	3.00000	1,250	3,901	$16.66670	$116,313
Series D	1.50821	533	835	33.15188	26,637
Series E	1.29836	503	679	38.51000	25,133
					$168,083

(1) The conversion price of Series B preferred units is lower than the GGP June 30, 2016 closing common stock price of $29.82; therefore, the June 30, 2016 common stock price of $29.82, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the six months ended June 30, 2016, and 2015.

Balance at January 1, 2015	$299,296
Net income	5,722
Distributions	(2,222)
Redemption of GGPOP units	(713)
Other comprehensive loss	(207)
Fair value adjustment for noncontrolling interests in Operating Partnership	(25,509)
Balance at June 30, 2015	$276,367

Balance at January 1, 2016	$287,627
Net income	2,039
Distributions	(2,124)
Redemption of GGPOP units	(1,592)
Other comprehensive income	3
Fair value adjustment for noncontrolling interests in Operating Partnership	24,297
Balance at June 30, 2016	$310,250

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
August 1	October 14	October 31, 2016	$0.20
May 2	July 15	July 29, 2016	0.19
February 1	April 15	April 29, 2016	0.19
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17

Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 13,990 shares were issued during the six months ended June 30, 2016 and 8,876 shares were issued during the six months ended June 30, 2015.

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

Our Board of Directors declared preferred stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
August 1	September 15	October 3, 2016	$0.3984
May 2	June 15	July 1, 2016	0.3984
February 1	April 15	April 29, 2016	0.3984
2015
November 2	December 15	January 4, 2016	$0.3984
September 1	September 15	October 1, 2015	0.3984
May 21	June 15	July 1, 2015	0.3984
February 19	March 16	April 1, 2015	0.3984

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the three months ended June 30, 2016, and 2015:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at April 1, 2015	$(69,312)	$49	$—	$(69,263)
Other comprehensive income (loss)	2,891	20	—	2,911
Balance at June 30, 2015	$(66,421)	$69	$—	$(66,352)

Balance at April 1, 2016	$(77,859)	$109	$—	$(77,750)
Other comprehensive income (loss)	8,608	11	—	8,619
Balance at June 30, 2016	$(69,251)	$120	$—	$(69,131)

The following table reflects the activity of the components of accumulated other comprehensive loss for the six months ended June 30, 2016, and 2015:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at January 1, 2015	$(51,823)	$70	$—	$(51,753)
Other comprehensive income (loss)	(14,598)	(1)	—	(14,599)
Balance at June 30, 2015	$(66,421)	$69	$—	$(66,352)

Balance at January 1, 2016	$(84,798)	$100	$11,894	$(72,804)
Other comprehensive income (loss)	15,547	20	(11,894)	3,673
Balance at June 30, 2016	$(69,251)	$120	$—	$(69,131)

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerators - Basic and Diluted:
Net income	189,901	427,853	385,238	1,069,601
Preferred Stock dividends	(3,983)	(3,984)	(7,967)	(7,968)
Allocation to noncontrolling interests	(3,956)	(5,913)	(7,513)	(12,932)
Net income attributable to common stockholders	$181,962	$417,956	$369,758	$1,048,701
Denominators:
Weighted-average number of common shares outstanding - basic	883,381	886,218	883,027	885,842
Effect of dilutive securities	68,909	66,371	68,202	67,644
Weighted-average number of common shares outstanding - diluted	952,290	952,589	951,229	953,486
Anti-dilutive Securities:
Effect of Preferred Units	5,415	5,472	5,415	5,472
Effect of Common Units	4,768	4,795	4,768	4,797
Effect of LTIP Units	1,775	1,732	1,759	1,495
Weighted-average number of anti-dilutive securities	11,958	11,999	11,942	11,764

For the three and six months ended June 30, 2016 and 2015, dilutive options and dilutive shares related to the Warrants are included in the denominator of EPS.

Outstanding Common Units and LTIP Units have also been excluded from the diluted earnings per share calculation because including such units would also require that the share of GGPOP income attributable to such units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Units dividend be added back to the net income, resulting in anti-dilution.

GGP owned 55,969,390 and 56,619,390 shares of treasury stock as of June 30, 2016 and 2015, respectively. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

Compensation expense related to stock-based compensation plans for the three and six months ended June 30, 2016, and 2015 is summarized in the following table in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options - Property management and other costs	$1,666	$1,803	$3,153	$3,692
Stock options - General and administrative	2,736	2,746	5,491	5,540
Restricted stock - Property management and other costs	767	769	1,308	1,542
Restricted stock - General and administrative	162	163	311	311
LTIP Units - Property management and other costs	379	221	588	605
LTIP Units - General and administrative	3,879	2,512	7,047	4,978
Total	$9,589	$8,214	$17,898	$16,668

The following tables summarize stock option and LTIP Unit activity for the Equity Plan for GGP for the six months ended June 30, 2016, and 2015:

	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	18,162,700	$17.51	19,744,224	$17.36
Granted	91,261	26.07	267,253	29.15
Exercised	(1,789,201)	14.59	(1,046,515)	16.84
Forfeited	(223,748)	20.00	(223,195)	19.98
Expired	(15,608)	17.91	(3,332)	19.24
Stock options Outstanding at June 30,	16,225,404	$17.85	18,738,435	$17.52

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	1,724,747	$29.33	—	$—
Granted	2,640,963	26.07	1,758,396	29.33
Exercised	—	—	—	—
Forfeited	(38,862)	29.15	(8,846)	29.15
Expired	—	—	—	—
LTIP Units Outstanding at June 30,	4,326,848	$27.35	1,749,550	$29.33

There was no significant restricted stock activity for the six months ended June 30, 2016 and 2015.

NOTE 12    ACCOUNTS AND NOTES RECEIVABLE, NET

The following table summarizes the significant components of Accounts and notes receivable, net.

	June 30, 2016	December 31, 2015
Trade receivables	$94,159	$109,399
Notes receivable	645,352	614,305
Straight-line rent receivable	243,947	236,589
Other accounts receivable	4,336	3,918
Total accounts and notes receivable	987,794	964,211
Provision for doubtful accounts	(17,870)	(14,655)
Total accounts and notes receivable, net	$969,924	$949,556
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
On September 17, 2015, we entered into a promissory note with our joint venture partner, AHC, in which we lent $40.4 million that bears interest at 6% per annum. The note is collateralized by AHC's equity in Miami Design District Associates, which is part of AACMDD. We have an option whereby we can send notice up to 30 days prior to the maturity date of September 17, 2017 to purchase the collateral in exchange for cancellation of the note. If the option is exercised, all amounts previously paid by AHC must be repaid to AHC.

On June 30, 2015, we entered into a promissory note with our joint venture partner MKB (defined in Note 5), in which we would lend MKB up to $80 million for capital calls after an initial contribution of $80 million by MKB and until the joint venture secured construction financing. This loan bears interest at LIBOR plus 6% and is secured by MKB's partnership interest in AMX, which is constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. As of June 30, 2016, there was $15.8 million outstanding on this loan. Construction financing closed during the third quarter of 2015.

Notes receivable includes $204.3 million of notes receivables from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million, bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at LIBOR plus 13.2% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of June 30, 2016, there was $226.3 million outstanding on these loans.

Also included in notes receivable is $118.0 million and $48.9 million due from our joint venture partner related to the acquisition of the properties at 685 Fifth Avenue and 530 Fifth Avenue in New York, New York. The notes receivable bear interest at 7.5%

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and 9% respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan balance. The notes are collateralized by our partner's ownership interest in the joint ventures. The loans mature on June 27, 2024 and June 18, 2024, respectively.

Included in notes receivable is a $78.9 million note receivable issued to Rique Empreendimentos e Participacoes Ltda. ("Rique") in conjunction with our sale of Aliansce Shopping Centers, S.A. ("Aliansce") to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable is denominated in Brazilian Reais, bears interest at an effective interest rate of approximately 14%, is collateralized by shares of common stock in Aliansce, and requires annual principal and interest payments over the term. During the six months ended June 30, 2016, we determined, based on current information and events, that it is probable that we will be unable to collect all amounts due according to the contractual terms of the receivable. As the note receivable is a collateral dependent loan, we have estimated the provision for loss based on the fair value of the market price of the Aliansce shares which serve as the collateral for the loan. During the six months ended June 30, 2016, we recognized a $36.1 million loss on the note recorded in the provision for loan loss on the Consolidated Statements of Comprehensive Income based on the value of the collateral and included accrued interest of $7.5 million in the provision for loan loss. We recognized the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

On July 29, 2016, we settled the note receivable issued to Rique (Note 12) in exchange for approximately 18.3 million shares in Aliansce, resulting in a 11.3% ownership in Aliansce (Note 17).

NOTE 13    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of Prepaid expenses and other assets.

	June 30, 2016			December 31, 2015
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$572,054	$(387,549)	$184,505	$644,728	$(416,181)	$228,547
Below-market ground leases, net	118,994	(11,747)	107,247	119,545	(10,761)	108,784
Real estate tax stabilization agreement, net	111,506	(35,613)	75,893	111,506	(32,458)	79,048
Total intangible assets	$802,554	$(434,909)	$367,645	$875,779	$(459,400)	$416,379

Remaining prepaid expenses and other assets:
Security and escrow deposits			82,539			87,818
Prepaid expenses			37,651			43,809
Other non-tenant receivables (1)			363,904			342,438
Deferred tax, net of valuation allowances			21,568			19,743
Marketable securities			—			45,278
Other (2)			79,228			41,869
Total remaining prepaid expenses and other assets			584,890			580,955
Total prepaid expenses and other assets			$952,535			$997,334

(1) Includes receivable due from our joint venture partners due upon completion of the redevelopment at Ala Moana (Note 3).
(2) Includes receivable due from our joint venture partners related to the acquisition of 218 West 57th Street (Note 3).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of Accounts payable and accrued expenses.

	June 30, 2016			December 31, 2015
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	315,676	(184,284)	$131,392	356,115	(203,474)	$152,641
Above-market headquarters office leases, net	15,268	(9,475)	5,793	15,268	(8,604)	6,664
Above-market ground leases, net	9,127	(2,074)	7,053	9,127	(1,890)	7,237
Total intangible liabilities	$340,071	$(195,833)	$144,238	$380,510	$(213,968)	$166,542

Remaining Accounts payable and accrued expenses:
Accrued interest			46,996			46,129
Accounts payable and accrued expenses			62,306			64,954
Accrued real estate taxes			82,255			80,599
Deferred gains/income			102,253			125,701
Accrued payroll and other employee liabilities			45,063			66,970
Construction payable			117,130			158,027
Tenant and other deposits			25,707			25,296
Insurance reserve liability			16,879			15,780
Capital lease obligations			5,386			11,385
Conditional asset retirement obligation liability			5,773			5,927
Other			28,939			17,183
Total remaining Accounts payable and accrued expenses			538,687			617,951
Total Accounts payable and accrued expenses			$682,925			$784,493

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,139	$2,032	$4,246	$4,332
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,560	1,444	3,086	3,141

NOTE 17    SUBSEQUENT EVENTS

On July 21, 2016, we sold Newgate Mall located in Ogden, Utah for a sales price of $69.5 million. We received proceeds of approximately $8.4 million.

On July 29, 2016, we settled the note receivable issued to Rique (Note 12) in exchange for approximately 18.3 million shares in Aliansce, resulting in a 11.3% ownership in Aliansce.

On July 29, 2016, we sold a 50% interest in Fashion Show located in Las Vegas, Nevada to TIAA-CREF Global Investments, LLC ("TIAACREF") for a sales price of $1.25 billion. We received proceeds of approximately $814 million in July and will receive the remaining $16 million in the third quarter.

On August 1, 2016, we sold Rogue Valley Mall located in Medford, Oregon for a sales price of $61.5 million. We received proceeds of approximately $6.4 million.

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A malls (defined primarily by sales per square foot) and urban retail properties. Our retail properties are the core centers of retail, dining and entertainment within their trade areas and, therefore, represent hubs of such activity. As of June 30, 2016, we own, either entirely or with joint venture partners, 128 retail properties located throughout the United States comprising approximately 125 million square feet of gross leasable area ("GLA").

We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

We seek long-term growth in Company NOI and Company EBITDA (as defined below) through proactive management and leasing of our properties. We also recycle capital through strategic dispositions in order to opportunistically invest in high quality retail properties, as well as control operating expenses. We believe that the most significant operating factor affecting incremental cash flow and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:

•	positive leasing spreads;

•	improved occupancy;

•	value creation from redevelopment projects; and

•	managing operating expenses.

As of June 30, 2016, our total leased space was 96.1%. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 13.7% higher than the final rents paid on expiring leases.

We have identified approximately $1.0 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We currently expect to achieve stabilized returns of approximately 7-9% for all projects.

We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Net income attributable to General Growth Properties, Inc. decreased from $1,056.7 million for the six months ended June 30, 2015 to $377.7 million for the six months ended June 30, 2016 primarily as a result of the gain from change in control of investment properties and other for the sale of a 25% interest in Ala Moana Center during the six months ended June 30, 2015. Our Company NOI (as defined below) increased 10.2% from $1,074.5 million for the six months ended June 30, 2015 to $1,184.2 million for the six months ended June 30, 2016. Our Company FFO (as defined below) increased 15.1% from $627.9 million for the six months ended June 30, 2015 to $722.9 million for the six months ended June 30, 2016.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to General Growth Properties, Inc.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	June 30, 2016 (1)	June 30, 2015 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$67.03	$65.64	2.12%
Unconsolidated Properties	92.66	89.00	4.11%
Total Retail Properties	$75.46	$73.28	2.97%

Percentage Leased
Consolidated Properties	96.0%	95.8%	20 bps
Unconsolidated Properties	96.3%	96.7%	(40) bps
Total Retail Properties	96.1%	96.1%	0 bps

Tenant Sales Volume (All Less Anchors) (3) (4)
Consolidated Properties	$12,076	$11,839	2.00%
Unconsolidated Properties	8,124	8,203	(0.96)%
Total Retail Properties	$20,200	$20,042	0.79%

Tenant Sales per square foot (3) (4)
Consolidated Properties	$516	$518	(0.39)%
Unconsolidated Properties	723	764	(5.37)%
Total Retail Properties	$583	$597	(2.35)%

(1) Metrics exclude properties acquired in the year ended December 31, 2015 and the six months ended June 30, 2016 and certain other retail properties.
(2) Rent is presented on a contractual basis and consists of base minimum rent and common area costs.
(3) Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales <10,000 square feet is presented as sales per square foot in dollars.
(4) Excluding one property with unusual changes in sales productivity, tenant sales per square foot <10,000 square feet would have increased 0.1% and tenant sales all less anchors would have increased 2.8% on a trailing 12-month basis.

Lease Spread Metrics

The following table summarizes signed leases that are scheduled to commence in the respective period compared to expiring rent for the prior tenant in the same suite where the downtime between new and previous tenant was less than 24 months and the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet.

	# of Leases	SF	Term (in years)	Initial Rent PSF [1]	Expiring Rent PSF [2]	Initial Rent Spread	% Change
Trailing 12 Commencements	1,482	4,082,564	7.0	$67.99	$59.82	$8.17	13.7%
2016 Commencements	1,174	3,577,924	7.0	$67.00	$59.46	$7.54	12.7%
2017 Commencements	144	529,075	5.6	$59.12	$52.97	$6.15	11.6%

(1) Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended June 30, 2016 and 2015

The following table is a breakout of the components of minimum rents:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$368,509	$358,936	$9,573	2.7%
Lease termination income	1,576	1,912	(336)	(17.6)
Straight-line rent	4,999	9,302	(4,303)	(46.3)
Above and below-market tenant leases, net	(11,672)	(8,594)	(3,078)	35.8
Total Minimum rents	$363,412	$361,556	$1,856	0.5%

Base minimum rents increased $9.6 million due to rents from new developments, an increase in permanent occupancy and an increase on contractual rent steps between June 30, 2015 and June 30, 2016.

Management fees and other corporate revenues decreased $7.8 million primarily due to a $6.0 million fee related to the residential condominium joint venture at Ala Moana Center in the three months ended June 30, 2015.

General and administrative expense increased $2.3 million primarily due to an increase in compensation expense related to long term incentive plan units (Note 11).

Provision for impairment of $4.1 million is related to an impairment charge recorded on one operating property during the three months ended June 30, 2016 (Note 2).

The gain on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 12).

The gain from changes in control of investment properties and other of $38.6 million in the second quarter of 2016 relates to the sale of our interest in one operating property and additional development related to our sale of a 25% interest in Ala Moana Center in 2015. The gain from changes in control of investment properties and other of $17.8 million in the second quarter of 2015 relates to our sale of our interest in one operating property and our sale of an interest in Ala Moana Center (Note 3).

Benefit from (provision for) income taxes increased by $2.3 million primarily due to an increase in tax credits related to solar investments during the three months ended June 30, 2016. This was partially offset by taxable income recognized by our taxable REIT subsidiary for the sale of condominiums and the reversal of valuation allowances during the three months ended June 30, 2016.

Equity in income of Unconsolidated Real Estate Affiliates increased by $21.3 million primarily due to income recognition on condominiums during the three months ended June 30, 2016 (Note 5) and an increase in income related to the Crown Building located at 730 Fifth Avenue, which was acquired during the second quarter of 2015 (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment in the second quarter of 2016 relates to the sale of an interest in one joint venture and to additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3). Unconsolidated Real Estate Affiliates - gain on investment in the second quarter of 2015 relates to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3).

Six months ended June 30, 2016 and 2015

The following table is a breakout of the components of minimum rents:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$736,089	$739,721	$(3,632)	(0.5)%
Lease termination income	8,961	10,448	(1,487)	(14.2)
Straight-line rent	10,445	15,389	(4,944)	(32.1)
Above and below-market tenant leases, net	(20,951)	(29,889)	8,938	(29.9)
Total Minimum rents	$734,544	$735,669	$(1,125)	(0.2)%

Base minimum rents decreased $3.6 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015. This resulted in $18.9 million less base minimum rents in the first six months of 2016 compared to the first six months of 2015 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. The offsetting increase in base minimum rents is a result of rents from new developments, an increase in occupancy and an increase in contractual rent steps between June 30, 2015 and June 30, 2016.

Management fees and other corporate revenues increased $6.8 million primarily due to the divestiture of our investment in Seritage Growth Properties which resulted in a $13.1 million gain in the six months ended June 30, 2016 (Note 4). This was partially offset by a $6.0 million fee related to the residential condominium joint venture at Ala Moana Center in the six months ended June 30, 2015.

Other revenue increased $4.9 million primarily due to the recognition of a portion of a deferred gain on the sale of air rights at Ala Moana Center. The air rights were sold in the second half of 2015, and a portion of the gain was recognized at that time. The remainder of the gain was deferred, of which $8.9 million was recognized during the six months ended June 30, 2016. The comparison between periods is partially offset by a gain of $2.2 million related to the sale of an outparcel in the six months ended June 30, 2015.

Marketing costs decreased $3.8 million primarily due to continued efforts to reduce operating expenses.

Other property operating costs decreased $6.6 million primarily due to the sale of an interest in Ala Moana Center during the first six months of 2015. This resulted in $3.9 million less of other property operating costs in the first six months of 2016 compared to the first six months of 2015 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of Eastridge Mall (CA) in the first six months of 2016 resulted in a decrease of $2.2 million in other property operating costs compared to the first six months of 2015. Finally, the remaining difference is a reduction of other property operating costs due to continued efforts to reduce operating expenses.

Provision for loan loss of $36.1 million relates to the Rique note receivable. During the six months ended June 30, 2016, we determined, based on current information and events, that it is probable that we will be unable to collect all amounts due according to the contractual terms of the Rique receivable. As the Rique receivable is a collateral dependent loan, we have estimated the provision for loss based on the fair value of the market price of the Aliansce shares which serve as the collateral for the loan (Note 12).

General and administrative expense increased $3.3 million primarily due to an increase in compensation expense related to long term incentive plan units (Note 11).

Property management and other costs decreased $14.1 million primarily due to lower compensation and benefits as a result of the timing of the equity awards and the payment of bonuses.

Provision for impairment of $44.8 million is related to an impairment charge recorded on three operating properties during the six months ended June 30, 2016 (Note 2).

Depreciation and amortization expense decreased $11.9 million primarily due to a decrease in write-offs and amortization of in-place leases in the first six months of 2016 compared to the first six months of 2015.

Interest and dividend income increased $7.7 million primarily due to interest on notes receivable from our joint venture partners at 730 Fifth Avenue. The loan was provided in connection with the acquisition of the property on April 17, 2015 (Note 12).

Interest expense decreased $19.4 million primarily due to our refinancing efforts during 2015 (Note 6).

The gain (loss) on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 12).

The gain from changes in control of investment properties and other of $113.1 million in the first six months of 2016 relates to the sale of our interests in three operating properties and additional development related to our sale of Ala Moana Center in 2015. The gain from changes in control of investment properties and other of $609.0 million in the first six months of 2015 relates to the sale of an interest in Ala Moana Center and the sale of the office portion of 200 Lafayette (Note 3).

Benefit from (provision for) income taxes decreased by $11.8 million primarily due to taxable income recognized by our taxable REIT subsidiary for the sale of condominiums during the six months ended June 30, 2016 (Note 5).

Equity in income of Unconsolidated Real Estate Affiliates increased by $67.6 million primarily due to income recognition on condominiums during the six months ended June 30, 2016 (Note 5), the contribution of Ala Moana Center into an unconsolidated joint venture during 2015 and an increase in income related to the Crown Building located at 730 Fifth Avenue, which was acquired during the second quarter of 2015 (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment in the first six months of 2016 is primarily related to additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3) and the sale of our interest in three joint ventures in 2016 (Note 5). Unconsolidated Real Estate Affiliates - gain on investment in the first six months of 2015 is primarily related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 and the sale of our interest in one joint venture in the first six months of 2015 (Note 3).

Liquidity and Capital Resources

Our primary source of cash is from the ownership and management of our properties and strategic dispositions. We may also generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances, dividends and acquisitions.

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $226.3 million of consolidated unrestricted cash and $960.0 million of available credit under our credit facility as of June 30, 2016, as well as anticipated cash provided by operations.

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

As of June 30, 2016, we had $1.8 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

The amount of debt due in the next three years represents 5.8% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.0 billion at our proportionate share or approximately 16.5% of our total debt at maturity.

As of June 30, 2016, our proportionate share of total debt aggregated $19.4 billion. Our total debt includes our consolidated debt of $13.9 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.5 billion. Of our proportionate share of total debt, $1.4 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holder.

The following table illustrates the scheduled payments for our proportionate share of total debt as of June 30, 2016. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2020.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2016	$144,451	$—
2017	374,548	173,234
2018	340,674	186,691
2019	917,507	1,130,881
2020	1,625,006	1,252,419
Subsequent	10,518,744	2,741,844
Total	$13,920,930	$5,485,069

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

On June 30, 2016, we closed on the acquisition of a property through a joint venture located at 218 West 57th Street in New York City for $81.5 million. In connection with the acquisition, we provided a $53.0 million mortgage loan to the joint venture that bears interest at LIBOR plus 3.4%, subject to terms and conditions in the loan agreement, and matures on June 30, 2019, with two one year extension options. We own a 50% interest in the joint venture and our share of equity was $15.1 million including prorated working capital. We also provided our joint venture partner with a $7.3 million loan upon closing.

On June 30, 2016, we closed on the sale of our 49.8% interest in One Stockton Partners, LLC in San Francisco, California to our joint venture partner for $49.8 million. In connection with the sale, $16.3 million in mortgage debt was assumed. This transaction netted proceeds of approximately $33.5 million and resulted in a gain of $22.7 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016. In addition to the sale, the joint venture partner made an $8.0 million repayment of a note receivable.

On June 28, 2016, we closed on the sale of the office building and parking garage at Pioneer Place in Portland, Oregon for $121.8 million. This transaction netted proceeds of approximately $116.0 million and resulted in a gain on sale of $35.5 million recognized in gain from changes in control of investment properties and other for the three and six months ended June 30, 2016.

On February 2, 2016, we closed on the acquisition of our joint venture partner's 25% interest in Spokane Valley Mall in Spokane, Washington for $37.5 million. This transaction resulted in a reduction of additional paid-in capital of $16.4 million due to the acquisition of our partner's noncontrolling interest in the joint venture that was not a change in control.

On January 29, 2016 we closed on the sale of our 75% interest in Provo Towne Center in Provo, Utah to our joint venture partner for $37.5 million. Mortgage debt of $31.1 million was repaid upon closing. This transaction netted proceeds of approximately $2.8 million and resulted in a loss of $6.7 million recognized in gain from changes in control of investment properties and other for the six months ended June 30, 2016.

On January 29, 2016, we closed on the sale of our 10% interest in 522 Fifth Avenue in New York City to our joint venture partner for $25.0 million, inclusive of the repayment of previously existing notes receivable from our joint venture partner. We received proceeds of $10.0 million upon closing and will receive the remaining $15.0 million in proceeds on December 1, 2016. This transaction resulted in a gain on sale of $11.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the six months ended June 30, 2016.

On January 15, 2016, we closed on the sale of Eastridge Mall in San Jose, California for $225.0 million. This transaction netted proceeds of approximately $216.3 million and resulted in a gain on sale of $71.8 million recognized in gain from changes in control of investment properties and other for the six months ended June 30, 2016.

On January 8, 2016, we closed on the sale of our 50% interest in Owings Mills Mall in Owings Mills, Maryland to our joint venture partner for $11.6 million. This transaction netted proceeds of approximately $11.6 million and resulted in a gain on sale of $0.6 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the six months ended June 30, 2016.

Warrants and Brookfield Investor Ownership

Brookfield owns or manages on behalf of third parties all of the Company’s outstanding Warrants (Note 8) which are exercisable into approximately 64 million common shares (assuming net share settlement) of the Company at a weighted-average exercise price of $8.76 per share. The exercise price and common shares issuable under the Warrants adjusts for future dividends declared by the Company.

As of July 14, 2016, Brookfield’s potential ownership of the Company (assuming full share settlement of the Warrants) was 40.0%, which is stated in their Form 13D filed on the same date. If Brookfield held or managed this same ownership through the maturity date of the Warrants, assuming: (a) GGP’s common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 39.0% under net share settlement, and 40.1% under full share settlement.

Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties primarily to improve the productivity and value of the property, convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.

We have development and redevelopment activities totaling approximately $493 million under construction and $552 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date[1]	Expected Return on Investment[2]	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)

Under Construction

Ala Moana Center Honolulu, HI	Nordstrom box repositioning	53	35	9-10%	2018

Staten Island Mall Staten Island, NY	Expansion	199	18	8-9%	2019

Other Projects Various Malls	Redevelopment projects at various malls	241	99	6-8%	2017-2018

	Total Projects Under Construction	$493	$152

Projects in Pipeline

New Mall Development Norwalk, CT	Ground up mall development	285	47	8-10%	2020

Other Projects Various Malls	Redevelopment projects at various malls	267	90	8-9%	TBD

	Total Projects in Pipeline	$552	$137

(1) Projected costs and investments to date exclude capitalized interest and overhead.
(2) Return on investment represents first year stabilized cash-on-cash return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the six months ended June 30, 2016 has increased from December 31, 2015, in conjunction with the applicable development plan and as projects near completion. The continued progression of 48 redevelopment projects resulted in increases to GGP’s investment to date.

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

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Operating capital expenditures	$68,631	$67,696
Tenant allowances and capitalized leasing costs	71,390	76,047
Capitalized interest and capitalized overhead	30,529	32,277
Total	$170,550	$176,020
The increase in capital expenditures is primarily driven by refurbishment projects that improve the quality of our properties.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
August 1	October 14	October 31, 2016	$0.20
May 2	July 15	July 29, 2016	0.19
February 1	April 15	April 29, 2016	0.19
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
August 1	September 15	October 3, 2016	$0.3984
May 2	June 15	July 1, 2016	0.3984
February 1	April 15	April 29, 2016	0.3984
2015
November 2	December 15	January 4, 2016	$0.3984
September 1	September 15	October 1, 2015	0.3984
May 21	June 15	July 1, 2015	0.3984
February 19	March 16	April 1, 2015	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $546.1 million for the six months ended June 30, 2016 and $485.5 million for the six months ended June 30, 2015. Significant changes in the components of net cash provided by operating activities include:

•	in 2016, an increase in cash inflows from base minimum rents from new development, increase in occupancy and contractual rent steps;

•	in 2016, a decrease in cash outflows for marketing expenses due to continued efforts to reduce operating costs and interest expense due to prior year refinancings; and

•	in 2015, an increase in base minimum rents and related collections due to overall increase in permanent occupancy.

Cash Flows from Investing Activities

Net cash provided by investing activities was $59.8 million for the six months ended June 30, 2016 and $192.5 million for the six months ended June 30, 2015. Significant components of net cash provided by investing activities include:

•	in 2016, acquisition and development of real estate and property improvements, ($304.2) million;

•	in 2016, proceeds from the sale of real estate and interests in unconsolidated real estate affiliates, $390.1 million;

•	in 2016, proceeds from the sale of marketable securities, $46.4 million;

•	in 2015, acquisition and development of real estate and property improvements, ($677.1) million; and

•	in 2015, proceeds from the sale of real estate and interests in unconsolidated real estate affiliates, $1,055.9 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $736.5 million for the six months ended June 30, 2016 and $875.0 million for the six months ended June 30, 2015. Significant components of net cash used in financing activities include:

•	in 2016, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $313.5 million net of principal payments of ($694.2) million;

•	in 2016, cash distributions paid to common stockholders of ($335.5) million;

•	in 2015, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, of $832 million net of principal payments of ($1,369) million; and

•	in 2015, cash distributions paid to common stockholders of ($301.0) million.

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

Non-GAAP Supplemental Financial Measures and Definitions

Proportionate or At Share Basis

The following non-GAAP supplemental financial measures are all presented on a proportionate basis. The proportionate financial information presents the consolidated and unconsolidated properties at the Company’s ownership percentage or “at share”. This form of presentation offers insights into the financial performance and condition of the Company as a whole, given the significance of the Company’s unconsolidated property operations that are owned through investments accounted for under GAAP using the equity method.

The proportionate financial information is not, and is not intended to be, a presentation in accordance with GAAP. The non-GAAP proportionate financial information reflects our proportionate economic ownership of each asset in our property portfolio that we do not wholly own. The amounts shown in the column labeled "Consolidated" reflect the amounts contained in the Company's consolidated financial statements as filed with the SEC in the schedules of this release and the supplemental. The amounts in the column labeled "Unconsolidated Properties" were derived on a property-by-property basis by including our share of each line item from each individual property. This provides visibility into our share of the operations of the joint ventures. A similar procedure was performed for the amounts in the column labeled "Noncontrolling Interests," which represents the share of consolidated assets attributable to noncontrolling interests.

We do not control the unconsolidated joint ventures and the presentations of the assets and liabilities and revenues and expenses do not represent our legal claim to such items. The operating agreements of the unconsolidated joint ventures generally provide that partners may receive cash distributions (1) to the extent there is available cash from operations, (2) upon a capital event, such as a refinancing or sale or (3) upon liquidation of the venture. The amount of cash each partner receives is based upon specific provisions of each operating agreement and varies depending on factors including the amount of capital contributed by each partner and whether any contributions are entitled to priority distributions. Upon liquidation of the joint venture and after all liabilities, priority distributions and initial equity contributions have been repaid, the partners generally would be entitled to any residual cash remaining based on their respective legal ownership percentages.

We provide non-GAAP proportionate financial information because we believe it assists investors and analysts in estimating our economic interest in our unconsolidated joint ventures when read in conjunction with the Company's reported results under GAAP. Other companies in our industry may calculate their proportionate interest differently than we do, limiting the usefulness as a comparative measure. Because of these limitations, the non-GAAP proportionate financial information should not be considered in isolation or as a substitute for our financial statements as reported under GAAP.

Net Operating Income ("NOI") and Company NOI

The Company defines NOI as proportionate income from operations and after operating expenses have been deducted, but prior to deducting financing, property management, administrative and income tax expenses. NOI excludes management fees and other corporate revenue and reductions in ownership as a result of sales or other transactions. The Company considers NOI a helpful supplemental measure of its operating performance because it is a direct measure of the actual results of our properties. Because NOI excludes reductions in ownership as a result of sales or other transactions, management fees and other corporate revenue, general and administrative and property management expenses, interest expense, retail investment property impairment or non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests, provision for income taxes, preferred stock dividends, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.

The Company also considers Company NOI to be a helpful supplemental measure of its operating performance because it excludes from NOI items such as straight-line rent, and amortization of intangibles resulting from acquisition accounting and other capital contribution or restructuring events. However, due to the exclusions noted, Company NOI should only be used as an alternative measure of the Company’s financial performance.

We present Company NOI, Company EBITDA (as defined below) and Company FFO (as defined below); as we believe certain investors and other users of our financial information use these measures of the Company’s historical operating performance.

Adjustments to NOI, EBITDA and FFO, including debt extinguishment costs, market rate adjustments on debt, straight-line rent, intangible asset and liability amortization, real estate tax stabilization, gains and losses on foreign currency and other items that are not a result of normal operations, assist management and investors in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations at the properties or from other factors. In addition, the Company’s leases include step rents that increase over the term of the lease to compensate the Company for anticipated increases in market rentals over time. The Company’s leases do not include significant front loading or back loading of payments or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. Management has historically made these adjustments in evaluating our performance, in our annual budget process and for our compensation programs.

Other REITs may use different methodologies for calculating NOI and Company NOI, and accordingly, the Company’s Company NOI may not be comparable to other REITs.

Earnings Before Interest Expense, Income Tax, Depreciation, and Amortization ("EBITDA") and Company EBITDA

The Company defines EBITDA as NOI less certain property management and administrative expenses, net of management fees and other corporate revenues. EBITDA is a commonly used measure of performance in many industries, but may not be comparable to measures calculated by other companies. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other equity REITs, retail property owners who are not REITs and other capital-intensive companies. Management uses Company EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO (discussed below), it is widely used by management in the annual budget process and for compensation programs. Please see adjustments discussion above for the purpose and use of the adjustments included in Company EBITDA.

EBITDA and Company EBITDA, as presented, may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure calculated in accordance with GAAP.

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

We calculate FFO in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO in accordance with NAREIT guidance. In addition, although FFO is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. As with the presentation of Company NOI and Company EBITDA, we also consider Company FFO, which is not in accordance with NAREIT guidance and may not be comparable to measures calculated by other REITs, to be a helpful supplemental measure of our operating performance. Please see adjustments discussion above for the purpose and use of the adjustments included in Company FFO.

FFO and Company FFO do not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and is not an alternative to cash flows as a measure of liquidity or indicative of funds available to fund our cash needs. In addition, Company FFO per diluted share does not measure, and should not be used as a measure of, amounts that accrue directly to stockholders’ benefit.

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

The following table reconciles Company NOI to GAAP Operating Income (dollars in thousands) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Company NOI	$577,135	$541,247	$1,184,183	$1,074,537
Adjustments for minimum rents, real estate taxes and other property operating costs	(5,529)	(6,151)	(11,100)	(26,154)
Proportionate NOI	571,606	535,096	1,173,083	1,048,383
Unconsolidated Properties	(166,625)	(141,320)	(354,237)	(261,795)
NOI of Sold Interests	1,957	8,089	6,021	25,780
Noncontrolling interest in NOI of Consolidated Properties	3,417	4,490	7,344	8,901
Consolidated Properties	410,355	406,355	832,211	821,269
Management fees and other corporate revenues	18,917	26,731	52,659	45,817
Property management and other costs	(38,282)	(40,369)	(69,027)	(83,162)
General and administrative	(14,649)	(12,322)	(28,076)	(24,769)
Provision for impairment	(4,058)	—	(44,763)	—
Provision for loan loss	—	—	(36,069)	—
Depreciation and amortization	(156,248)	(152,849)	(316,919)	(328,797)
Gain on sales of investment properties	—	9	—	10
Operating Income	$216,035	$227,555	$390,016	$430,368

The following table reconciles Company EBITDA to GAAP Net income attributable to GGP for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Company EBITDA	$534,434	$501,620	$1,122,575	$991,053
Adjustments for minimum rents, real estate taxes, other property operating costs, and general and administrative	(5,529)	(6,151)	(11,100)	(26,154)
Proportionate EBITDA	528,905	495,469	1,111,475	964,899
Unconsolidated Properties	(157,689)	(127,364)	(336,543)	(239,737)
EBITDA of sold interests	1,837	7,970	5,771	25,445
Noncontrolling interest in EBITDA of Consolidated Properties	3,288	4,320	7,064	8,548
Consolidated Properties	376,341	380,395	787,767	759,155
Depreciation and amortization	(156,248)	(152,849)	(316,919)	(328,797)
Interest income	13,335	12,843	29,393	21,664
Interest expense	(148,366)	(142,747)	(296,043)	(315,398)
Gain (loss) on foreign currency	7,893	1,463	16,829	(21,448)
Benefit from (provision for) income taxes	2,242	(74)	(679)	11,085
Provision for impairment excluded from FFO	(4,058)	—	(44,763)	—
Provision for loan loss	—	—	(36,069)	—
Equity in income of Unconsolidated Real Estate Affiliates	34,618	13,278	92,108	24,530
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	25,591	297,767	40,506	309,787
Gains from changes in control of investment properties and other	38,553	17,768	113,108	609,013
Gain on sales of investment properties	—	9	—	10
Allocation to noncontrolling interests	(3,956)	(5,913)	(7,513)	(12,932)
Net income attributable to GGP	$185,945	$421,940	$377,725	$1,056,669

The following table reconciles Company FFO to GAAP net income attributable to GGP for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Company FFO	$340,050	$318,551	$722,853	$627,886
Adjustments for minimum rents, property operating expenses, general and administrative, market rate adjustments, debt extinguishment, income taxes, and FFO from sold interests	2,188	(4,195)	(17,305)	(53,871)
Proportionate FFO (1)	342,238	314,356	705,548	574,015
Depreciation and amortization of capitalized real estate costs	(220,172)	(210,694)	(445,040)	(440,563)
Gain from changes in control of investment properties and other	38,553	17,768	113,108	609,013
Preferred stock dividends	3,983	3,984	7,967	7,968
Gain (loss) on sales of investment properties	—	8	(1)	9
Equity in income of Unconsolidated Real Estate Affiliates - gain on investment	25,591	297,767	40,506	309,787
Noncontrolling interests in depreciation of Consolidated Properties	1,168	1,921	3,283	3,956
Provision for impairment excluded from FFO	(4,058)	—	(44,763)	—
Redeemable noncontrolling interests	(1,358)	(3,170)	(2,883)	(7,516)
Net income attributable to GGP	$185,945	$421,940	$377,725	$1,056,669

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

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, has been filed with the SEC on August 4, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2016. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: August 4, 2016	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
3.1	Second Amended and Restated Bylaws of General Growth Properties, Inc. dated as of July 20, 2016.	8-K	3.1	7/21/2016	001-34948

10.1	Loan Agreement by and among certain subsidiaries of General Growth Properties, Inc. dated as of April 25, 2016.	8-K	99.1	4/29/2016	001-34948

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, has been filed with the SEC on August 4, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.