Form 10-Q
period 2016-09-30
General Growth Properties, Inc.
filed 2016-11-03
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2016

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
☒ Yes      ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on November 1, 2016 was 885,768,586.

GENERAL GROWTH PROPERTIES, INC.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$2,972,931	$3,596,354
Buildings and equipment	15,497,006	16,379,789
Less accumulated depreciation	(2,611,194)	(2,452,127)
Construction in progress	344,479	308,903
Net property and equipment	16,203,222	17,832,919
Investment in and loans to/from Unconsolidated Real Estate Affiliates	3,844,177	3,506,040
Net investment in real estate	20,047,399	21,338,959
Cash and cash equivalents	656,769	356,895
Accounts and notes receivable, net	883,072	949,556
Deferred expenses, net	215,947	214,578
Prepaid expenses and other assets	910,002	997,334
Assets held for disposition	—	216,233
Total assets	$22,713,189	$24,073,555

Liabilities:
Mortgages, notes and loans payable	$12,460,027	$14,216,160
Investment in Unconsolidated Real Estate Affiliates	39,500	38,488
Accounts payable and accrued expenses	646,216	784,493
Dividend payable	184,634	172,070
Deferred tax liabilities	1,365	1,289
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	—	58,934
Total liabilities	13,537,942	15,477,634
Redeemable noncontrolling interests:
Preferred	159,260	157,903
Common	131,583	129,724
Total redeemable noncontrolling interests	290,843	287,627

Commitments and Contingencies	—	—

Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 968,993,571 issued, 885,564,986 outstanding as of September 30, 2016, and 966,096,656 issued, 882,397,202 outstanding as of December 31, 2015	9,415	9,386
Preferred Stock:
500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	242,042	242,042
Additional paid-in capital	11,396,557	11,362,369
Retained earnings (accumulated deficit)	(1,618,628)	(2,141,549)
Accumulated other comprehensive loss	(70,134)	(72,804)
Common stock in treasury, at cost, 55,969,390 shares as of September 30, 2016 and 56,240,259 shares as of December 31, 2015	(1,122,628)	(1,129,401)
Total stockholders’ equity	8,836,624	8,270,043
Noncontrolling interests in consolidated real estate affiliates	20,264	24,712
Noncontrolling interests related to long-term incentive plan common units	27,516	13,539
Total equity	8,884,404	8,308,294
Total liabilities, redeemable noncontrolling interests and equity	$22,713,189	$24,073,555

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share amounts)
Revenues:
Minimum rents	$347,676	$358,716	$1,082,220	$1,094,384
Tenant recoveries	162,031	172,515	504,242	518,040
Overage rents	6,505	6,455	19,024	18,755
Management fees and other corporate revenues	20,428	19,496	73,087	65,313
Other	17,853	28,142	57,539	62,956
Total revenues	554,493	585,324	1,736,112	1,759,448
Expenses:
Real estate taxes	58,239	57,942	173,651	170,425
Property maintenance costs	11,576	11,707	41,014	44,491
Marketing	2,244	4,273	7,036	12,849
Other property operating costs	73,479	79,265	215,474	227,874
Provision for doubtful accounts	574	1,622	5,685	6,199
(Recovery of) provision for loan loss	(6,659)	—	29,410	—
Property management and other costs	37,760	38,685	106,787	121,847
General and administrative	13,237	12,627	41,313	37,395
Provisions for impairment	28,276	—	73,039	—
Depreciation and amortization	182,350	154,228	499,269	483,026
Total expenses	401,076	360,349	1,192,678	1,104,106
Operating income	153,417	224,975	543,434	655,342

Interest and dividend income	14,114	13,232	43,507	34,896
Interest expense	(141,296)	(144,891)	(437,338)	(460,289)
(Loss) gain of foreign currency	(657)	(25,092)	16,172	(46,540)
Gain from changes in control of investment properties and other	620,309	13,399	733,416	622,412
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	645,887	81,623	899,191	805,821
(Provision for) benefit from income taxes	(49)	17,996	(728)	29,082
Equity in income of Unconsolidated Real Estate Affiliates	35,651	16,584	127,759	41,115
Unconsolidated Real Estate Affiliates - gain on investment	259	11,163	40,765	320,950
Net income	681,748	127,366	1,066,987	1,196,968
Allocation to noncontrolling interests	(7,570)	(3,514)	(15,083)	(16,447)
Net income attributable to General Growth Properties, Inc.	674,178	123,852	1,051,904	1,180,521
Preferred Stock dividends	(3,984)	(3,984)	(11,951)	(11,952)
Net income attributable to common stockholders	$670,194	$119,868	$1,039,953	$1,168,569

Earnings Per Share:
Basic	$0.76	$0.14	$1.18	$1.32
Diluted	$0.70	$0.13	1.09	1.23
Dividends declared per share	$0.20	$0.18	$0.58	$0.52

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share amounts)
Comprehensive Income, Net:
Net income	$681,748	$127,366	$1,066,987	$1,196,968
Other comprehensive income (loss)
Foreign currency translation	(994)	(19,816)	14,640	(34,622)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	8,635	(11,978)	8,635
Net unrealized gains (losses) on other financial instruments	(16)	16	4	16
Other comprehensive income (loss)	(1,010)	(11,165)	2,666	(25,971)
Comprehensive income	680,738	116,201	1,069,653	1,170,997
Comprehensive income allocated to noncontrolling interests	(7,563)	(3,434)	(15,079)	(16,160)
Comprehensive income attributable to General Growth Properties, Inc.	673,175	112,767	1,054,574	1,154,837
Preferred Stock dividends	(3,984)	(3,984)	(11,951)	(11,952)
Comprehensive income, net, attributable to common stockholders	$669,191	$108,783	$1,042,623	$1,142,885

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2015	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

Net income				1,180,521			3,340	1,183,861
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(53,888)	(53,888)
Long Term Incentive Plan Common Unit grants, net (1,655,576 LTIP Units)							8,286	8,286
Restricted stock grants, net (223,244 common shares)	2	—	2,769					2,771
Employee stock purchase program (116,936 common shares)	1		2,764					2,765
Stock option grants, net of forfeitures (1,216,723 common shares)	13		33,938					33,951
Cancellation of repurchased common shares (3,963,675 common shares)	(40)		(51,700)	(48,859)		100,599		—
Treasury stock purchase (4,053,620 common shares)						(102,797)		(102,797)
Cash dividends reinvested (DRIP) in stock (17,658 common shares)			487					487
Other comprehensive loss					(25,684)			(25,684)
Cash distributions declared ($0.52 per share)				(459,965)				(459,965)
Cash distributions on Preferred Stock				(11,952)				(11,952)
Fair value adjustment for noncontrolling interest in Operating Partnership			22,339					22,339

Balance at September 30, 2015	$9,385	$242,042	$11,362,222	$(2,162,995)	$(77,437)	$(1,124,862)	$37,339	$8,285,694

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2016	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

Net income				1,051,904			2,835	1,054,739
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,986)	(1,986)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates			(18,416)				(2,971)	(21,387)
Long Term Incentive Plan Common Unit grants, net (684,216 LTIP Units)			73	(950)			11,651	10,774
Restricted stock grants, net (339,551 common shares)	3	—	2,429					2,432
Employee stock purchase program (107,476 common shares)	1		3,694					3,695
Stock option grants, net of forfeitures (2,699,998 common shares)	27		51,599					51,626
Cancellation of repurchased common shares (270,869 common shares)	(2)		(3,415)	(3,356)		6,773		—
Cash dividends reinvested (DRIP) in stock (20,759 common shares)	—	—	601	(213)				388
Other comprehensive income					14,564			14,564
Amounts reclassified from accumulated other comprehensive income					(11,894)			(11,894)
Cash distributions declared ($0.58 per share)				(512,513)				(512,513)
Cash distributions on Preferred Stock				(11,951)				(11,951)
Fair value adjustment for noncontrolling interest in Operating Partnership			(2,377)					(2,377)

Balance at September 30, 2016	$9,415	$242,042	$11,396,557	$(1,618,628)	$(70,134)	$(1,122,628)	$47,780	$8,884,404

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$1,066,987	$1,196,968
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(127,759)	(41,115)
Distributions received from Unconsolidated Real Estate Affiliates	79,928	47,763
Provision for doubtful accounts	5,685	6,199
Depreciation and amortization	499,269	483,026
Amortization/write-off of deferred finance costs	8,880	8,887
Accretion/write-off of debt market rate adjustments	(4,119)	13,305
Amortization of intangibles other than in-place leases	36,450	50,560
Straight-line rent amortization	(13,997)	(22,776)
Deferred income taxes	(692)	(36,244)
Cost of debt extinguishment	5,403	—
Gain on dispositions, net	(27,266)	(13,635)
Unconsolidated Real Estate Affiliates - gain on investment, net	(40,765)	(320,950)
Gain from changes in control of investment properties and other	(733,416)	(622,412)
Provisions for impairment	73,039	—
Provisions for loan loss	29,410	—
(Gain) loss on foreign currency	(16,172)	46,540
Net changes:
Accounts and notes receivable, net	271	(20,925)
Prepaid expenses and other assets	(9,504)	(11,287)
Deferred expenses, net	(36,117)	(29,503)
Restricted cash	113	1,185
Accounts payable and accrued expenses	3,602	6,624
Other, net	24,347	24,782
Net cash provided by operating activities	823,577	766,992

Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(94,744)	(342,055)
Development of real estate and property improvements	(400,429)	(509,916)
Loans to joint venture partners	(52,970)	(271,219)
Proceeds from repayment of loans to joint venture partners	7,578	—
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	1,300,703	1,092,003
Contributions to Unconsolidated Real Estate Affiliates	(103,210)	(134,552)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	60,891	120,981
Sale (acquisition) of marketable securities	46,408	(33,300)
Decrease (increase) in restricted cash	28,460	(27,238)
Other, net	662	—
Net cash provided by (used in) investing activities	793,349	(105,296)

Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	663,479	1,297,440
Principal payments on mortgages, notes and loans payable	(1,466,675)	(1,575,138)
Deferred finance costs	(13,771)	(2,138)
Treasury stock purchases	—	(100,599)
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(23,075)	(53,888)
Cash distributions paid to common stockholders	(503,599)	(451,714)
Cash distributions reinvested (DRIP) in common stock	601	—
Cash distributions paid to preferred stockholders	(11,951)	(11,952)
Cash distributions and redemptions paid to unit holders	(3,173)	(1,471)
Other, net	41,112	25,963
Net cash used in financing activities	(1,317,052)	(873,497)

Net change in cash and cash equivalents	299,874	(211,801)
Cash and cash equivalents at beginning of period	356,895	372,471
Cash and cash equivalents at end of period	$656,769	$160,670

GENERAL GROWTH PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$437,099	$456,196
Interest capitalized	3,876	10,270
Income taxes paid	2,805	9,323
Accrued capital expenditures included in accounts payable and accrued expenses	88,515	145,802
Non-Cash acquisition of Treasury Shares
Liabilities	—	(2,198)
Equity	—	2,198
Sale of Ala Moana and Fashion Show (Refer to Note 3)

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

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of September 30, 2016, we are the owner, either entirely or with joint venture partners, of 126 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of September 30, 2016, GGP held an approximate 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% is held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of September 30, 2016
Tenant leases:
In-place value	$321,452	$(219,077)	$102,375

As of December 31, 2015
Tenant leases:
In-place value	$409,637	$(264,616)	$145,021

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

Amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, had the following effects on our Income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization/accretion effect on continuing operations	$(23,014)	$(33,336)	$(72,118)	$(111,224)

Future amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, is estimated to decrease results from continuing operations as follows:

Year	Amount
2016 Remaining	$19,624
2017	63,906
2018	41,740
2019	25,970
2020	18,732

Marketable Securities

Marketable securities are comprised of equity securities that are classified as available-for-sale. Available-for-sale securities are presented in prepaid expenses and other assets on our Consolidated Balance Sheets at fair value. Unrealized gains and losses resulting from the mark-to-market of these securities are included in other comprehensive income (loss). Realized gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities. During the nine months ended September 30, 2016, we recognized gains of $13.1 million in management fees and other corporate revenues on the Consolidated Statements of Comprehensive Income from the sale of Seritage Growth Properties stock.
Investments in Unconsolidated Real Estate Affiliates (Note 5)
We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. Under the equity method, the cost of our investment is adjusted for our share of the earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition, increased by our contributions

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and reduced by distributions received. Under the cost method, the cost of our investment is not adjusted for our share of the earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and distributions are treated as earnings when received.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Management fees from affiliates (1)	$20,428	$19,496	$60,015	$65,313
Management fee expense	(8,250)	(7,640)	(23,964)	(22,575)
Net management fees from affiliates	$12,178	$11,856	$36,051	$42,738
(1) Excludes a $13.1 million gain recognized in management fees and other corporate revenues on the divestiture of our investment in Seritage Growth Properties during the nine months ended September 30, 2016.

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

During the nine months ended September 30, 2016, we recorded a $73.0 million impairment charge (of which $28.3 million relates to the three months ended September 30, 2016) on our Consolidated Statements of Comprehensive Income related to three operating properties. During the nine months ended September 30, 2016, we received bona fide purchase offers for two properties which were less than their respective carrying values. The other property had non-recourse debt maturing during the nine months ended September 30, 2016 that exceeded the fair value of the operating property. This property was transferred to a special servicer during the nine months ended September 30, 2016. No provisions for impairment were recognized for the three and nine months ended September 30, 2015.

Changes in economic and operating conditions that occur subsequent to our review of recoverability of our properties could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those properties differ from actual results.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we perform for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and nine months ended September 30, 2016 and 2015. Changes in economic and operating conditions that occur subsequent to our review of recoverability of our investments in Unconsolidated Real Estate Affiliates could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those investments differ from actual results.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion, including the accordion, available under our credit facility is spread among a diversified group of investment grade financial institutions. We had no outstanding balance and $315.0 million outstanding under our credit facility as of September 30, 2016 and December 31, 2015, respectively.

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

In June 2016, the FASB issued ASU 2016-13 which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU will be effective January 1, 2020 with early adoption permitted on January 1, 2019. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 which provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The ASU should be adopted using a retrospective transition approach. The Company is evaluating the potential impact of this pronouncement on its Consolidated Statements of Cash Flows.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On September 15, 2016, joint ventures we formed with Simon Property Group and Authentic Brands Group LLC acquired Aeropostale, Inc. ("Aeropostale") for $80.0 million in total cash which included cash for working capital requirements of the retail business. In connection with the transaction, our total investment was $20.4 million of cash contributed to the ventures for an effective ownership of approximately 26% in the two joint ventures. Aeropostale is a tenant at certain of our properties for which we receive rental income included in minimum rents on the Consolidated Statements of Comprehensive Income.

On August 1, 2016, we closed on the sale of Rogue Valley Mall located in Medford, Oregon for a sales price of $61.5 million. This transaction netted proceeds of approximately $6.4 million and resulted in a loss of $0.8 million recognized in gain from changes in control of investment properties and other for the three and nine months ended September 30, 2016.

On July 29, 2016, we reached an agreement on the sale of a 50% interest in Fashion Show located in Las Vegas, Nevada to TIAA-CREF Global Investments, LLC ("TIAACREF") for a sales price of $1.25 billion. We closed on the sale of the initial 49% and received proceeds of approximately $813.9 million on July 29, 2016, and we received the remaining $16.6 million for the closing of the final 1% interest on October 4, 2016. This transaction resulted in a gain on sale of $622.3 million recognized in gain from changes in control of investment properties and other for the three and nine months ended September 30, 2016.

The table below summarizes the gain calculation ($ in millions):

Cash received from joint venture partner	$813.9
Less: Proportionate share of previous investment in Fashion Show	(191.6)
Gain from change in control of investment property	$622.3

On July 21, 2016, we closed on the sale of Newgate Mall located in Ogden, Utah for a sales price of $69.5 million. The transaction netted proceeds of approximately $8.4 million and resulted in a loss of $1.4 million recognized in gain from changes in control of investment properties and other for the three and nine months ended September 30, 2016.

On June 30, 2016, we closed on the acquisition of a property through a joint venture located at 218 West 57th Street in New York City for $81.5 million. In connection with the acquisition, we provided a $53.0 million mortgage loan to the joint venture that bears interest at the London Interbank Offered Rate ("LIBOR") plus 3.4%, subject to terms and conditions in the loan agreement, and matures on June 30, 2019, with two one year extension options. We own a 50% interest in the joint venture and our share of equity at closing was $15.1 million including prorated working capital. We also provided our joint venture partner with a $7.3 million loan upon closing.

On June 30, 2016, we closed on the sale of our 49.8% interest in One Stockton Partners, LLC in San Francisco, California to our joint venture partner for $49.8 million. In connection with the sale, $16.3 million in mortgage debt was assumed. This transaction netted proceeds of approximately $33.5 million and resulted in a gain of $22.7 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2016. In addition to the sale, the joint venture partner made an $8.0 million repayment of a note receivable.

On June 28, 2016, we closed on the sale of the office building and parking garage at Pioneer Place in Portland, Oregon for $121.8 million. This transaction netted proceeds of approximately $116.0 million and resulted in a gain on sale of $35.5 million recognized in gain from changes in control of investment properties and other for the nine months ended September 30, 2016.

On February 2, 2016, we closed on the acquisition of our joint venture partner's 25% interest in Spokane Valley Mall in Spokane, Washington for $37.5 million. This transaction resulted in a reduction of additional paid-in capital of $18.4 million due to the acquisition of our partner's noncontrolling interest.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On January 29, 2016 we closed on the sale of our 75% interest in Provo Towne Center in Provo, Utah to our joint venture partner for $37.5 million. Mortgage debt of $31.1 million was repaid upon closing. This transaction netted proceeds of approximately $2.8 million and resulted in a loss of $6.7 million recognized in gain from changes in control of investment properties and other for the nine months ended September 30, 2016.

On January 29, 2016, we closed on the sale of our 10% interest in 522 Fifth Avenue in New York City to our joint venture partner for $25.0 million, inclusive of the repayment of previously existing notes receivable from our joint venture partner. We received proceeds of $10.0 million upon closing and will receive the remaining $15.0 million in proceeds on December 1, 2016. This transaction resulted in a gain on sale of $11.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the nine months ended September 30, 2016.

On January 15, 2016, we closed on the sale of Eastridge Mall in San Jose, California for $225.0 million. This transaction netted proceeds of approximately $216.3 million and resulted in a gain on sale of $71.8 million recognized in gain from changes in control of investment properties and other for the nine months ended September 30, 2016.

On January 8, 2016, we closed on the sale of our 50% interest in Owings Mills Mall in Owings Mills, Maryland to our joint venture partner for $11.6 million. This transaction netted proceeds of approximately $11.6 million and resulted in a gain on sale of $0.6 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the nine months ended September 30, 2016.

On April 27, 2015, we sold the office portion of 200 Lafayette in New York City for $124.5 million. In connection with the transaction, debt of $67.0 million was repaid. The transaction netted proceeds of approximately $49.4 million and resulted in a gain on sale of $11.9 million recognized in gain from changes in control of investment properties and other on our Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015.

On April 17, 2015, we closed on the acquisition of the Crown Building located at 730 Fifth Avenue in New York City through a joint venture partner. The Crown Building was acquired for $1.78 billion, which was funded with $1.25 billion of secured debt. We own an effective 50% interest in the retail portion of the property. GGP and Jeff Sutton own, redevelop, lease and manage the retail portion of the property which was $1.30 billion of the purchase price. We own no effective interest in the office portion of the property. Vladislav Doronin’s Capital Group and Michael Shvo own, redevelop, lease and manage the office tower which was $475.0 million of the purchase price. The office tower will be redeveloped into luxury residential condominiums. At acquisition, our share of the retail property purchase price was $650.0 million, and our share of the equity was $208.5 million. In connection with the acquisition, we provided $204.3 million in loans to our joint venture partners.

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

Upon sale of the 25% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $584.4 million gain on change in control of investment properties and other as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the three months ended September 30, 2016, we recognized an additional $0.2 million gain on change of control of investment properties and other using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through September 30, 2016. During the nine months ended September 30, 2016, we recognized an additional $12.7 million gain on change of control of investment properties and other using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through September 30, 2016. We will recognize an additional $13.6 million gain on change of control of investment properties and other through substantial completion of construction.

Upon sale of the 12.5% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $295.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the three months ended September 30, 2016, we recognized an additional $0.3 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through September 30, 2016. During the nine months ended September 30, 2016, we recognized an additional $6.5 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through September 30, 2016. We will recognize an additional $6.6 million gain in Unconsolidated Real Estate Affiliates - gain on investment through substantial completion of construction.

We account for the 62.5% interest in the joint venture that owns Ala Moana Center under the equity method of accounting (Note 5) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights. Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.

The table below summarizes the gain calculation ($ in millions) for the 25% and 12.5% interests sold:

Gain on Sale of Interests in Ala Moana Center	25.0%	12.5%
Total proceeds (net of transaction costs of $6.8 million and $2.5 million, respectively)	$900.2	$451.0
Joint venture partner share of debt	462.5	231.3
Total consideration	1,362.7	682.3
Less: JV partner proportionate share of investment in Ala Moana Center and estimated development costs	(714.0)	(357.9)
Total gain from changes in control of investment properties and other	648.7	—
Total Unconsolidated Real Estate Affiliates - gain on investment	—	324.4
Gain attributable to JV partner proportionate share of investment in Ala Moana Center at closing	584.4	295.9
Gain attributable to post-sale development activities through December 31, 2015	38.0	15.4
Gain attributable to post-sale development activities for the nine months ended September 30, 2016	12.7	6.5
Estimated future gain from changes in control of investment properties and other	13.6	—
Estimated future Unconsolidated Real Estate Affiliates - gain on investment	$—	$6.6

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

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for impairment
Nine Months Ended September 30, 2016
Investments in real estate (1)	$219,165	$—	$131,000	$88,165	(73,039)
(1) Refer to Note 2 for more information regarding impairment.

Unobservable Quantitative Input	Range
Discount rates	9.0% to 11.0%
Terminal capitalization rates	16.0% to 17.0%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management’s estimates of fair value are presented below for our debt as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Fixed-rate debt	$10,472,938	$11,357,820	$11,921,302	$12,247,451
Variable-rate debt	1,987,089	1,992,723	2,294,858	2,304,551
	$12,460,027	$13,350,543	$14,216,160	$14,552,002

(1) Includes market rate adjustments of $28.9 million and $33.0 million and deferred financing costs of $43.0 million and $40.2 million as of September 30, 2016 and December 31, 2015, respectively.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of September 30, 2016 and December 31, 2015. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

Recurring Fair Value of Marketable Securities

Marketable securities are measured at fair value on our Consolidated Balance Sheets using Level 1 inputs and included in Prepaid expenses and other assets. The fair values are shown below.

	December 31, 2015
	Fair Value	Cost Basis	Unrealized Gain
Marketable securities:
Seritage Growth Properties	$45,278	$33,300	$11,978

During the nine months ended September 30, 2016 we divested the entire investment in Seritage Growth Properties, recognized a gain of $13.1 million in management fees and other corporate revenues, and reclassified $12.0 million out of other comprehensive income (loss).

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

	September 30, 2016	December 31, 2015
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$2,649,732	$1,949,577
Buildings and equipment	13,384,485	12,344,045
Less accumulated depreciation	(3,504,490)	(3,131,659)
Construction in progress	574,614	828,521
Net property and equipment	13,104,341	11,990,484
Investment in unconsolidated joint ventures	465,376	421,778
Net investment in real estate	13,569,717	12,412,262
Cash and cash equivalents	467,611	426,470
Accounts and notes receivable, net	574,999	258,589
Deferred expenses, net	257,198	239,262
Prepaid expenses and other assets	433,350	472,123
Total assets	$15,302,875	$13,808,706

Liabilities and Owners’ Equity:	\
Mortgages, notes and loans payable	$10,723,895	$9,812,378
Accounts payable, accrued expenses and other liabilities	639,372	740,388
Cumulative effect of foreign currency translation ("CFCT")	(50,527)	(67,224)
Owners’ equity, excluding CFCT	3,990,135	3,323,164
Total liabilities and owners’ equity	$15,302,875	$13,808,706

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$3,939,608	$3,255,940
Less: joint venture partners’ equity	(1,859,489)	(1,518,581)
Plus: excess investment/basis differences	1,544,558	1,550,193
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net (equity method)	3,624,677	3,287,552
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net (cost method)	180,000	180,000
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,804,677	$3,467,552

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$3,844,177	$3,506,040
Liability - Investment in Unconsolidated Real Estate Affiliates	(39,500)	(38,488)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$3,804,677	$3,467,552

(1) The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include Fashion Show as of September 30, 2016 as the property was contributed into a joint venture during the third quarter of 2016.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$278,396	$264,333	$800,167	$742,168
Tenant recoveries	121,810	113,624	349,983	321,755
Overage rents	7,627	7,602	19,430	19,270
Condominium sales	91,788	—	445,434	—
Other	12,106	11,006	36,060	36,061
Total revenues	511,727	396,565	1,651,074	1,119,254

Expenses:
Real estate taxes	33,656	33,080	90,008	93,754
Property maintenance costs	9,767	9,373	30,116	32,316
Marketing	3,601	4,477	15,794	12,518
Other property operating costs	56,445	53,961	158,413	152,290
Condominium cost of sales	66,924	—	324,772	—
Provision for doubtful accounts	2,042	172	11,457	4,436
Property management and other costs (2)	17,477	15,859	50,946	46,731
General and administrative	482	952	1,777	9,415
Depreciation and amortization	126,408	99,475	347,267	293,387
Total expenses	316,802	217,349	1,030,550	644,847
Operating income	194,925	179,216	620,524	474,407

Interest income	2,692	1,837	6,792	5,399
Interest expense	(109,863)	(100,766)	(313,777)	(294,132)
Provision for income taxes	(215)	(242)	(589)	(606)
Equity in loss of unconsolidated joint ventures	(3,616)	(13,252)	(37,869)	(22,466)
Income from continuing operations	83,923	66,793	275,081	162,602
Allocation to noncontrolling interests	(22)	(18)	(96)	(35)
Net income attributable to the ventures	$83,901	$66,775	$274,985	$162,567

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$83,901	$66,775	$274,985	$162,567
Joint venture partners’ share of income	(43,014)	(31,676)	(125,447)	(78,240)
Amortization of capital or basis differences	(5,236)	(18,515)	(21,779)	(43,212)
Equity in income of Unconsolidated Real Estate Affiliates	$35,651	$16,584	$127,759	$41,115

(1) The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Ala Moana Center subsequent to the formation of the joint venture on February 27, 2015 and income from Fashion Show subsequent to the formation of the joint venture on July 29, 2016.
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

On March 7, 2014, we formed a joint venture, AMX Partners, LLC ("AMX"), with Kahikolu Partners, LLC ("MKB") for the purpose of constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. AMX commenced recognizing revenues and cost of sales from the sale of condominiums using the percentage of completion method during the nine months ended September 30, 2016.

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

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.5 billion as of September 30, 2016, and $5.1 billion as of December 31, 2015, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $86.8 million at one property as of September 30, 2016, and $87.9 million as of December 31, 2015. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of September 30, 2016, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	September 30, 2016 (1)	Weighted-Average Interest Rate (2)	December 31, 2015 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$10,472,938	4.44%	$11,921,302	4.43%
Total fixed-rate debt	10,472,938	4.44%	11,921,302	4.43%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,996,391	2.34%	1,991,022	2.08%
Revolving credit facility (5)	(9,302)	—	303,836	1.89%
Total variable-rate debt	1,987,089	2.34%	2,294,858	2.05%

Total Mortgages, notes and loans payable	$12,460,027	4.11%	$14,216,160	4.05%

Junior subordinated notes	$206,200	2.21%	$206,200	1.77%

(1) Includes $28.9 million of market rate adjustments and $43.0 million of deferred financing costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2016, $16.5 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized with other properties. Although a majority of the $12.5 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $819.0 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the nine months ended September 30, 2016, we paid down $294.4 million of consolidated mortgage notes at two properties. The prior loans had a weighted-average term-to-maturity of 1.2 years and a weighted-average interest rate of 5.3%. In conjunction with the pay down of the loans, we paid $5.4 million in transaction costs.

On April 25, 2016, we amended our $1.4 billion loan secured by cross-collateralized mortgages on 15 properties. The interest rate remained consistent at LIBOR plus 1.75%, however, we were able to decrease the recourse from 100% to 50% and extend the term for three years. The loan now matures April 25, 2019, with two one year extension options.

During the year ended December 31, 2015, we refinanced consolidated mortgage notes totaling $710.0 million at four properties and generated net proceeds of $240.9 million. The prior loans totaling $469.1 million had a weighted-average term-to-maturity of 1.3 years, and a weighted-average interest rate of 5.6%. The new loans have a weighted-average term-to-maturity of 10.0 years,and a weighted-average interest rate of 3.8%. In addition, we paid down $594.3 million of consolidated mortgage notes at five properties. The prior loans had a weighted-average term-to-maturity of 1.5 years and a weighted-average interest rate of 5.3%. We also obtained new mortgage notes totaling $250.0 million on two properties with a weighted-average term-to-maturity of 10.0 years and a weighted-average interest rate of 4.3%.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	September 30, 2016 (1)	Weighted-Average Interest Rate	December 31, 2015 (2)	Weighted-Average Interest Rate
Unsecured debt:
Revolving credit facility	$—	—	$315,000	1.89%
Total unsecured debt	$—	—	$315,000	1.89%

(1) Excludes deferred financing costs of $9.3 million in 2016 that decrease the total amount that appears outstanding in our
Consolidated Balance Sheets.
(2) Excludes deferred financing costs of $11.2 million in 2015 that decrease the total amount that appears outstanding in our
Consolidated Balance Sheets.

Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company’s leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of September 30, 2016. As of September 30, 2016, no amount was outstanding on the Facility.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior subordinated notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior subordinated notes. The Junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $52.5 million as of September 30, 2016 and $76.1 million as of December 31, 2015. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of September 30, 2016, with the exception of one mortgage loan. A special servicer is currently managing the operations of the property securing the mortgage loan.

NOTE 7        INCOME TAXES

We have elected to be taxed as a REIT under the Internal Revenue Code. We intend to maintain REIT status. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable ordinary income. In addition, the Company is required to meet certain asset and income tests.

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2013 through 2015 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2012 through 2015.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of September 30, 2016.

NOTE 8        WARRANTS

Brookfield and certain parties who were previously members of a Brookfield investor consortium own 73,930,000 warrants (the "Warrants") to purchase common stock of GGP with an initial weighted average exercise price of $10.70. Each Warrant was fully vested upon issuance, has a term of seven years and expires on November 9, 2017. Below is a summary of Warrants that were originally issued and are still outstanding.

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

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2015	87,856,714	$9.05	$8.84
July 15, 2015	88,433,357	$8.99	$8.78
October 15, 2015	89,039,571	8.93	8.72
December 15, 2015	89,697,535	8.86	8.66
April 15, 2016	90,288,964	8.80	8.60
July 15, 2016	90,865,607	8.75	8.54

The warrant holders have the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 71 million shares of common stock) or net share settle. The remaining 16,430,000 Warrants must be net share settled. As of September 30, 2016, the Warrants are exercisable into approximately 62 million common shares of the Company, at a weighted-average exercise price of approximately $8.70 per share. Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

NOTE 9        EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to GGPOP Common, Preferred and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions to preferred GGPOP units	$(2,237)	$(2,228)	$(6,640)	$(6,693)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(3,879)	(692)	(5,608)	(6,414)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(1,172)	(325)	(2,325)	(2,118)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(282)	(269)	(510)	(1,222)
Allocation to noncontrolling interests	(7,570)	(3,514)	(15,083)	(16,447)
Other comprehensive (income) loss allocated to noncontrolling interests	7	80	4	287
Comprehensive income allocated to noncontrolling interests	$(7,563)	$(3,434)	$(15,079)	$(16,160)

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of September 30, 2016, the aggregate amount of cash we would have paid would have been $131.6 million and $159.3 million, respectively.

GGPOP issued Preferred Units that are convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of September 30, 2016	Converted Basis to Common Units Outstanding as of September 30, 2016	Conversion Price	Redemption Value (1)
Series B	3.00000	1,249	3,895	$16.66670	$107,490
Series D	1.50821	533	835	33.15188	26,637
Series E	1.29836	503	679	38.51000	25,133
					$159,260

(1) The conversion price of Series B preferred units is lower than the GGP September 30, 2016 closing common stock price of $27.60; therefore, the September 30, 2016 common stock price of $27.60, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2016, and 2015.

Balance at January 1, 2015	$299,296
Net income	6,414
Distributions	(3,235)
Redemption of GGPOP units	(1,471)
Other comprehensive loss	(287)
Fair value adjustment for noncontrolling interests in Operating Partnership	(22,339)
Balance at September 30, 2015	$278,378

Balance at January 1, 2016	$287,627
Net income	5,608
Distributions	(3,078)
Redemption of GGPOP units	(1,687)
Other comprehensive loss	(4)
Fair value adjustment for noncontrolling interests in Operating Partnership	2,377
Balance at September 30, 2016	$290,843

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
October 31	December 15	January 6, 2017	$0.22
August 1	October 14	October 31, 2016	0.20
May 2	July 15	July 29, 2016	0.19
February 1	April 15	April 29, 2016	0.19
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17

Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP’s common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 20,759 shares were issued during the nine months ended September 30, 2016 and 17,658 shares were issued during the nine months ended September 30, 2015.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our Board of Directors declared preferred stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
October 31	December 15	January 3, 2017	$0.3984
August 1	September 15	October 3, 2016	0.3984
May 2	June 15	July 1, 2016	0.3984
February 1	March 15	April 1, 2016	0.3984
2015
November 2	December 15	January 4, 2016	$0.3984
September 1	September 15	October 1, 2015	0.3984
May 21	June 15	July 1, 2015	0.3984
February 19	March 16	April 1, 2015	0.3984

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the three months ended September 30, 2016, and 2015:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at July 1, 2015	$(66,421)	$69	$—	$(66,352)
Other comprehensive income (loss)	(19,673)	16	8,572	(11,085)
Balance at September 30, 2015	$(86,094)	$85	$8,572	$(77,437)

Balance at July 1, 2016	$(69,251)	$120	$—	$(69,131)
Other comprehensive income (loss)	(987)	(16)	—	(1,003)
Balance at September 30, 2016	$(70,238)	$104	$—	$(70,134)

The following table reflects the activity of the components of accumulated other comprehensive loss for the nine months ended September 30, 2016, and 2015:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at January 1, 2015	$(51,823)	$70	$—	$(51,753)
Other comprehensive income (loss)	(34,271)	15	8,572	(25,684)
Balance at September 30, 2015	$(86,094)	$85	$8,572	$(77,437)

Balance at January 1, 2016	$(84,798)	$100	$11,894	$(72,804)
Other comprehensive income (loss)	14,560	4	(11,894)	2,670
Balance at September 30, 2016	$(70,238)	$104	$—	$(70,134)

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerators - Basic and Diluted:
Net income	681,748	127,366	1,066,987	1,196,968
Preferred Stock dividends	(3,984)	(3,984)	(11,951)	(11,952)
Allocation to noncontrolling interests	(7,570)	(3,514)	(15,083)	(16,447)
Net income attributable to common stockholders	$670,194	$119,868	$1,039,953	$1,168,569
Denominators:
Weighted-average number of common shares outstanding - basic	885,092	884,640	883,720	885,437
Effect of dilutive securities	70,764	64,421	69,090	66,546
Weighted-average number of common shares outstanding - diluted	955,856	949,061	952,810	951,983
Anti-dilutive Securities:
Effect of Preferred Units	5,409	5,472	5,409	5,472
Effect of Common Units	4,768	4,770	4,768	4,788
Effect of LTIP Units	1,775	1,725	1,764	1,572
Weighted-average number of anti-dilutive securities	11,952	11,967	11,941	11,832

For the three and nine months ended September 30, 2016 and 2015, dilutive options and dilutive shares related to the Warrants are included in the denominator of EPS.

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

GGP owned 55,969,390 and 56,059,335 shares of treasury stock as of September 30, 2016 and 2015, respectively. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

Compensation expense related to stock-based compensation plans for the three and nine months ended September 30, 2016, and 2015 is summarized in the following table in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options - Property management and other costs	$1,479	$1,797	$4,632	$5,489
Stock options - General and administrative	2,806	2,734	8,297	8,274
Restricted stock - Property management and other costs	772	760	2,080	2,302
Restricted stock - General and administrative	162	153	473	464
LTIP Units - Property management and other costs	379	224	967	829
LTIP Units - General and administrative	3,879	2,512	10,925	7,490
Total	$9,477	$8,180	$27,374	$24,848

The following tables summarize stock option and LTIP Unit activity for the Equity Plan for GGP for the nine months ended September 30, 2016, and 2015:

	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	18,162,700	$17.51	19,744,224	$17.36
Granted	91,261	26.07	267,253	29.15
Exercised	(2,699,998)	14.34	(1,216,723)	16.62
Forfeited	(224,247)	20.00	(333,122)	19.61
Expired	(15,608)	17.91	(11,507)	16.89
Stock options Outstanding at September 30,	15,314,108	$18.09	18,450,125	$17.54

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	1,724,747	$29.33	—	$—
Granted	2,640,963	26.07	1,758,396	29.33
Exercised	—	—	—	—
Forfeited	(38,862)	29.15	(19,166)	29.15
Expired	—	—	—	—
LTIP Units Outstanding at September 30,	4,326,848	$27.35	1,739,230	$29.33

There was no significant restricted stock activity for the nine months ended September 30, 2016 and 2015.

NOTE 12    ACCOUNTS AND NOTES RECEIVABLE, NET

The following table summarizes the significant components of Accounts and notes receivable, net.

	September 30, 2016	December 31, 2015
Trade receivables	$87,967	$109,399
Notes receivable	577,894	614,305
Straight-line rent receivable	230,351	236,589
Other accounts receivable	3,962	3,918
Total accounts and notes receivable	900,174	964,211
Provision for doubtful accounts	(17,102)	(14,655)
Total accounts and notes receivable, net	$883,072	$949,556
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

On June 30, 2015, we entered into a promissory note with our joint venture partner MKB (defined in Note 5), in which we would lend MKB up to $80 million for capital calls after an initial contribution of $80 million by MKB and until the joint venture secured construction financing. This loan bears interest at LIBOR plus 6% and is secured by MKB's partnership interest in AMX, which is constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. As of September 30, 2016, there was $16.1 million outstanding on this loan. Construction financing closed during the third quarter of 2015.

Notes receivable includes $204.3 million of notes receivables from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million, bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 9.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of September 30, 2016, there was $229.1 million outstanding on these loans.

Also included in notes receivable is $123.0 million and $50.1 million due from our joint venture partner related to the acquisition of the properties at 685 Fifth Avenue and 530 Fifth Avenue in New York, New York. The notes receivable bear interest at 7.5%

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and 9% respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan balance. The notes are collateralized by our partner's ownership interest in the joint ventures. The loans mature on June 27, 2024 and June 18, 2024, respectively.

On July 29, 2016, we settled a note receivable in the net amount of $78.9 million issued to Rique Empreendimentos e Participacoes Ltda. ("Rique") in exchange for approximately 18.3 million shares in Aliansce Shopping Centers, S.A. ("Aliansce"), resulting in an 11.3% ownership in Aliansce. On September 29, 2016, we sold the 18.3 million shares in Aliansce to the Canada Pension Plan Investment Board for a sales price of $84.9 million. The note receivable was issued in conjunction with our sale of Aliansce to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable was denominated in Brazilian Reais, bore interest at an effective interest rate of approximately 14%, was collateralized by shares of common stock in Aliansce, and required annual principal and interest payments over the term. As the note receivable was a collateral dependent loan, we originally estimated the provision for loss based on the fair value of the market price of the Aliansce shares which served as the collateral for the loan. Upon the settlement of the note during the three months ended September 30, 2016, we decreased the provision for loan loss based on the final sales price. During the nine months ended September 30, 2016, we recognized a $29.4 million loss on the note recorded in the provision for loan loss on the Consolidated Statements of Comprehensive Income based on the value of the collateral and included accrued interest of $7.5 million in the provision for loan loss. We recognized the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

NOTE 13    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of Prepaid expenses and other assets.

	September 30, 2016			December 31, 2015
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$538,516	$(376,913)	$161,603	$644,728	$(416,181)	$228,547
Below-market ground leases, net	118,994	(12,267)	106,727	119,545	(10,761)	108,784
Real estate tax stabilization agreement, net	111,506	(37,191)	74,315	111,506	(32,458)	79,048
Total intangible assets	$769,016	$(426,371)	$342,645	$875,779	$(459,400)	$416,379

Remaining prepaid expenses and other assets:
Security and escrow deposits			55,068			87,818
Prepaid expenses			42,795			43,809
Other non-tenant receivables (1)			365,756			342,438
Deferred tax, net of valuation allowances			20,511			19,743
Marketable securities			—			45,278
Other (2)			83,227			41,869
Total remaining prepaid expenses and other assets			567,357			580,955
Total prepaid expenses and other assets			$910,002			$997,334

(1) Includes receivable due from our joint venture partners due upon completion of the redevelopment at Ala Moana (Note 3).
(2) Includes receivable due from our joint venture partners related to the acquisition of 218 West 57th Street (Note 3).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of Accounts payable and accrued expenses.

	September 30, 2016			December 31, 2015
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	282,580	(172,989)	$109,591	356,115	(203,474)	$152,641
Above-market headquarters office leases, net	15,268	(9,911)	5,357	15,268	(8,604)	6,664
Above-market ground leases, net	9,127	(2,166)	6,961	9,127	(1,890)	7,237
Total intangible liabilities	$306,975	$(185,066)	$121,909	$380,510	$(213,968)	$166,542

Remaining Accounts payable and accrued expenses:
Accrued interest			44,719			46,129
Accounts payable and accrued expenses			69,203			64,954
Accrued real estate taxes			101,085			80,599
Deferred gains/income			96,843			125,701
Accrued payroll and other employee liabilities			48,283			66,970
Construction payable			88,515			158,027
Tenant and other deposits			25,378			25,296
Insurance reserve liability			17,403			15,780
Capital lease obligations			5,386			11,385
Conditional asset retirement obligation liability			5,575			5,927
Other			21,917			17,183
Total remaining Accounts payable and accrued expenses			524,307			617,951
Total Accounts payable and accrued expenses			$646,216			$784,493

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,131	$2,276	$6,376	$6,609
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,551	1,687	4,637	4,829

NOTE 17    SUBSEQUENT EVENTS

On October 28, 2016, we closed on the acquisition of four Macy's anchor boxes for an aggregate purchase price of $45.7 million.

On November 1, 2016, we closed on the acquisition of our joint venture partner's 50% interest in Riverchase Galleria for $33.8 million.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A malls (defined primarily by sales per square foot) and urban retail properties. Our retail properties are the core centers of retail, dining and entertainment within their trade areas and, therefore, represent hubs of such activity. As of September 30, 2016, we own, either entirely or with joint venture partners, 126 retail properties located throughout the United States comprising approximately 124 million square feet of gross leasable area ("GLA").

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

We seek long-term growth in Company NOI and Company EBITDA (as defined below) through proactive management and leasing of our properties. We also recycle capital through strategic dispositions in order to opportunistically invest in high quality retail properties, as well as control operating expenses. We believe that the most significant operating factor affecting incremental cash flow and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:

•	positive leasing spreads;

•	higher occupancy;

•	income from redevelopment projects; and

•	managing operating expenses.

As of September 30, 2016, our total leased space was 96.6%. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 12.0% higher than the final rents paid on expiring leases.

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

Financial Overview

Net income attributable to General Growth Properties, Inc. decreased from $1,180.5 million for the nine months ended September 30, 2015 to $1,051.9 million for the nine months ended September 30, 2016. Our Company NOI (as defined below) increased 8.1% from $1,591.4 million for the nine months ended September 30, 2015 to $1,720.0 million for the nine months ended September 30, 2016. Our Company FFO (as defined below) increased 9.3% from $968.6 million for the nine months ended September 30, 2015 to $1,059.1 million for the nine months ended September 30, 2016.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to General Growth Properties, Inc.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	September 30, 2016 (1)	September 30, 2015 (1)	% Change
In-Place Rents per square foot (2)
Consolidated Properties	$65.07	$63.64	2.25%
Unconsolidated Properties	97.41	92.47	5.34%
Total Retail Properties	$76.38	$73.59	3.79%

Percentage Leased
Consolidated Properties	96.6%	96.4%	20 bps
Unconsolidated Properties	96.8%	97.4%	(60) bps
Total Retail Properties	96.7%	96.7%	0 bps

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$11,545	$11,445	0.87%
Unconsolidated Properties	8,619	8,822	(2.30)%
Total Retail Properties	$20,164	$20,267	(0.51)%

Tenant Sales per square foot (3)
Consolidated Properties	$508	$512	(0.78)%
Unconsolidated Properties	727	774	(6.07)%
Total Retail Properties	$583	$600	(2.83)%

(1) Metrics exclude properties acquired in the year ended December 31, 2015 and the nine months ended September 30, 2016 and certain other retail properties.
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

	# of Leases	SF	Term (in years)	Initial Rent PSF [1]	Expiring Rent PSF [2]	Initial Rent Spread	% Change
Trailing 12 Commencements	1,594	4,628,344	6.9	$68.67	$61.34	$7.33	12.0%
2016 Commencements	1,498	4,522,965	6.9	$67.87	$61.48	$6.39	10.4%
2017 Commencements	291	1,167,177	6.5	$54.66	$49.53	$5.13	10.4%

(1) Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2) Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended September 30, 2016 and 2015

The following table is a breakout of the components of minimum rents:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$352,023	$365,935	$(13,912)	(3.8)%
Lease termination income	1,840	779	1,061	136.2
Straight-line rent	3,552	7,388	(3,836)	(51.9)
Above and below-market tenant leases, net	(9,739)	(15,386)	5,647	(36.7)
Total Minimum rents	$347,676	$358,716	$(11,040)	(3.1)%

Base minimum rents decreased $13.9 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $11.4 million less base minimum rents during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $5.4 million decrease in base minimum rents. The offsetting increase in base minimum rents is primarily due to rents from new developments, an increase in permanent occupancy and an increase on contractual rent steps between September 30, 2015 and September 30, 2016.

Tenant recoveries decreased $10.5 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $5.2 million less tenant recoveries during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $2.1 million decrease in tenant recoveries.

Other revenue decreased $10.3 million primarily due to the sale of air rights at Ala Moana Center which resulted in a $12.5 million gain on sale for the three months ended September 30, 2015.

Marketing costs decreased $2.0 million primarily due to operational efficiencies.

Other property operating costs decreased $5.8 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $2.0 million less other property operating costs during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $1.7 million decrease in other property operating costs. The remaining decrease is primarily due to operational efficiencies.

Recovery from loan loss of $6.7 million relates to the settlement of the Rique note receivable during the three months ended September 30, 2016 (Note 12).

Provision for impairment of $28.3 million is related to an impairment charge recorded on one operating property during the three months ended September 30, 2016 (Note 2).

Depreciation and amortization increased $28.1 million primarily due to the write-off of anchor buildings demolished at two operating properties during the three months ended September 30, 2016.

Interest expense decreased $3.6 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $5.8 million less interest expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. The offsetting increase in interest expense is primarily due to $2.6 million in mortgage interest on two operating properties that were unencumbered during the three months ended September 30, 2015.

The gain on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013. The note receivable was settled during the three months ended September 30, 2016 (Note 12).

The gain from changes in control of investment properties and other of $620.3 million during the three months ended September 30, 2016 primarily relates to the sale of an interest in Fashion Show, the sale of our interests in two operating properties, and additional development related to our sale of a 25% interest in Ala Moana Center in 2015. The gain from changes in control of investment properties and other of $13.4 million in the three months ended September 30, 2015 relates to our sale of our interest in one operating property and additional development related to our sale of a 25% interest in Ala Moana Center in 2015 (Note 3).

Benefit from income taxes of $18.0 million during the three months ended September 30, 2015 primarily relates to the impact of changes in the exchange rate on the note receivable denominated in Reais and the reversal of liabilities due to the expiration of the statute of limitations.

Equity in income of Unconsolidated Real Estate Affiliates increased by $19.1 million primarily due to income recognition on condominiums during the three months ended September 30, 2016 (Note 5), the contribution of Fashion Show into an unconsolidated joint venture during the third quarter of 2016, and an increase in income related to the Crown Building located at 730 Fifth Avenue, which was acquired during the second quarter of 2015 (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment during the three months ended September 30, 2016 relates to additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3). Unconsolidated Real Estate Affiliates - gain on investment during the three months ended September 30, 2015 relates to additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 and the sale of our interest in a joint venture during the three months ended September 30, 2015 (Note 3).

Nine months ended September 30, 2016 and 2015

The following table is a breakout of the components of minimum rents:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,088,110	$1,105,654	$(17,544)	(1.6)%
Lease termination income	10,801	11,226	(425)	(3.8)
Straight-line rent	13,998	22,779	(8,781)	(38.5)
Above and below-market tenant leases, net	(30,689)	(45,275)	14,586	(32.2)
Total Minimum rents	$1,082,220	$1,094,384	$(12,164)	(1.1)%

Base minimum rents decreased $17.5 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $26.7 million less base minimum rents during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as the properties are now accounted for as an Unconsolidated Real Estate Affiliates. The offsetting increase in base minimum rents is a result of rents from new developments, an increase in occupancy and an increase in contractual rent steps between September 30, 2015 and September 30, 2016.

Tenant recoveries decreased $13.8 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $13.5 million less tenant recoveries during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $6.1 million decrease in tenant recoveries. The offsetting increase in tenant recoveries is primarily due to higher real estate tax recoveries during the nine months ended September 30, 2016.

Management fees and other corporate revenues increased $7.8 million primarily due to the divestiture of our investment in Seritage Growth Properties which resulted in a $13.1 million gain in the nine months ended September 30, 2016 (Note 4). This was partially offset by a $6.0 million fee related to the residential condominium joint venture at Ala Moana Center during the nine months ended September 30, 2015.

Other revenue decreased $5.4 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $1.2 million less other revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $1.0 million decrease in other revenue.

Marketing costs decreased $5.8 million primarily due to operational efficiencies.

Other property operating costs decreased $12.4 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $5.8 million less other property operating costs during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $4.7 million decrease in other property operating costs.

Property management and other costs decreased $15.1 million primarily due to lower compensation and benefits as a result of the timing of the equity awards and the payment of bonuses.

Provision for loan loss of $29.4 million relates to the settlement of the Rique note receivable during the nine months ended September 30, 2015 (Note 12).

General and administrative expense increased $3.9 million primarily due to an increase in compensation expense (Note 11).

Provision for impairment of $73.0 million is related to an impairment charge recorded on three operating properties during the nine months ended September 30, 2016 (Note 2).

Depreciation and amortization expense increased $16.2 million primarily due to the write-off of anchor buildings demolished at two operating properties during the nine months ended September 30, 2016.

Interest and dividend income increased $8.6 million primarily due to interest on notes receivable from our joint venture partners at 730 Fifth Avenue. The loans were provided in connection with the acquisition of the property on April 17, 2015 (Note 12).

Interest expense decreased $23.0 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in a decrease of $14.3 million in interest expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $9.4 million decrease in interest expense.

The gain (loss) on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013. The note receivable was settled during the nine months ended September 30, 2016 (Note 12).

The gain from changes in control of investment properties and other of $733.4 million during the first nine months of 2016 relates to the sale of an interest in Fashion Show, the sale of our interests in five operating properties, and additional development related to our sale of Ala Moana Center in 2015. The gain from changes in control of investment properties and other of $622.4 million during the first nine months of 2015 relates to the sale of an interest in Ala Moana Center and the sale of the office portion of 200 Lafayette (Note 3).

Benefit from income taxes of $29.1 million during the nine months ended September 30, 2015 primarily relates to the impact of changes in the exchange rate on the note receivable denominated in Reais and the reversal of liabilities due to the expiration of the statute of limitations.

Equity in income of Unconsolidated Real Estate Affiliates increased by $86.6 million primarily due to income recognition on condominiums during the nine months ended September 30, 2016 (Note 5), the contribution of Ala Moana Center into an unconsolidated joint venture during 2015, the contribution of Fashion Show into an unconsolidated joint venture during the third quarter of 2016, and an increase in income related to the Crown Building located at 730 Fifth Avenue, which was acquired during the second quarter of 2015 (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment during the nine months ended September 30, 2016 is primarily related to the sale of our interests in three operating properties and additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3). Unconsolidated Real Estate Affiliates - gain on investment during the nine months ended September 30, 2015 is primarily related to the sale of our interests in two operating properties and additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $656.8 million of consolidated unrestricted cash and $1.1 billion of available credit under our credit facility as of September 30, 2016, as well as anticipated cash provided by operations.

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

During the nine months ended September 30, 2016, we paid down $294.4 million of consolidated mortgage notes at two properties. The prior loans had a weighted-average term-to-maturity of 1.2 years and a weighted-average interest rate of 5.3%.

As of September 30, 2016, we had $2.3 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

The amount of debt due in the next three years represents 4.4% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.0 billion at our proportionate share or approximately 17.4% of our total debt at maturity.

As of September 30, 2016, our proportionate share of total debt aggregated $18.6 billion. Our total debt includes our consolidated debt of $12.7 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.9 billion. Of our proportionate share of total debt, $1.3 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holder.

The following table illustrates the scheduled payments for our proportionate share of total debt as of September 30, 2016. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2020.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2016	$144,451	$—
2017	75,627	173,087
2018	339,723	186,709
2019	915,405	1,141,106
2020	1,531,739	1,271,376
Subsequent	9,659,282	3,166,151
Total	$12,666,227	$5,938,429

We are working with the loan servicer on the loan which has matured in 2016. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates upon maturity; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Acquisitions and Joint Venture Activity

From time-to-time we may acquire whole or partial interests in high-quality retail properties and may sell assets. Refer to Note 3 for more information.

Warrants and Brookfield Investor Ownership

Brookfield and certain parties who were previously members of a Brookfield investor consortium own all of the Company’s outstanding Warrants (Note 8) which are exercisable into approximately 62 million common shares (assuming net share settlement) of the Company at a weighted-average exercise price of $8.70 per share. The exercise price and common shares issuable under the Warrants adjusts for future dividends declared by the Company.

As of August 19, 2016, Brookfield’s potential ownership of the Company (assuming full share settlement of the Warrants) was 34.6%, which is stated in their Form 13D filed on the same date. If Brookfield held or managed this same ownership through the maturity date of the Warrants, assuming: (a) GGP’s common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 35.8% under net share settlement, and 38.8% under full share settlement.

Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties primarily to improve the productivity and value of the property, convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.

We have development and redevelopment activities totaling approximately $594 million under construction and $451 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date[1]	Expected Return on Investment[2]	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)

Under Construction

Ala Moana Center Honolulu, HI	Nordstrom box repositioning	53	35	9-10%	2018

Staten Island Mall Staten Island, NY	Expansion	199	23	8-9%	2019

Other Projects Various Malls	Redevelopment projects at various malls	342	170	6-8%	2017-2019

	Total Projects Under Construction	$594	$228

Projects in Pipeline

New Mall Development Norwalk, CT	Ground up mall development	285	49	8-10%	2020

Other Projects Various Malls	Redevelopment projects at various malls	166	57	8-9%	TBD

	Total Projects in Pipeline	$451	$106

(1) Projected costs and investments to date exclude capitalized interest and overhead.
(2) Return on investment represents first year stabilized cash-on-cash return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the nine months ended September 30, 2016 has increased from December 31, 2015, in conjunction with the applicable development plan and as projects near completion. The continued progression of 48 redevelopment projects resulted in increases to GGP’s investment to date.

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

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Operating capital expenditures	$120,762	$122,147
Tenant allowances and capitalized leasing costs	108,840	113,005
Capitalized interest and capitalized overhead	44,953	48,958
Total	$274,555	$284,110

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
October 31	December 15	January 6, 2017	$0.22
August 1	October 14	October 31, 2016	0.20
May 2	July 15	July 29, 2016	0.19
February 1	April 15	April 29, 2016	0.19
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
October 31	December 15	January 3, 2017	$0.3984
August 1	September 15	October 3, 2016	0.3984
May 2	June 15	July 1, 2016	0.3984
February 1	March 15	April 1, 2016	0.3984
2015
November 2	December 15	January 4, 2016	$0.3984
September 1	September 15	October 1, 2015	0.3984
May 21	June 15	July 1, 2015	0.3984
February 19	March 16	April 1, 2015	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $823.6 million for the nine months ended September 30, 2016 and $767.0 million for the nine months ended September 30, 2015. Significant changes in the components of net cash provided by operating activities include:

•	in 2016, an increase in cash inflows from distributions received from unconsolidated real estate affiliates;

•	in 2016, a decrease in cash outflows for marketing expenses due to operational efficiencies and interest expense due to prior year refinancings.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $793.3 million for the nine months ended September 30, 2016 and ($105.3) million for the nine months ended September 30, 2015. Significant components of net cash provided by (used in) investing activities include:

•
in 2016, proceeds from the sale of real estate and interests in unconsolidated real estate affiliates, of $1.3 billion; net of acquisition and development of real estate and property improvements, ($495.2) million;

•	in 2016, proceeds from the sale of marketable securities, $46.4 million;

•
in 2015, proceeds from the sale of real estate and interests in unconsolidated real estate affiliates, of $1.1 billion; net of acquisition and development of real estate and property improvements, ($852.0) million; and

•	in 2015, increase in loans to partners of ($271.2) million.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.3 billion for the nine months ended September 30, 2016 and $873.5 million for the nine months ended September 30, 2015. Significant components of net cash used in financing activities include:

•	in 2016, proceeds from the refinancing or issuance of mortgages, notes and loans payable, of $663.5 million; net of principal payments of ($1.5) billion;

•	in 2016, cash distributions paid to common stockholders of ($503.6) million;

•	in 2015, proceeds from the refinancing or issuance of mortgages, notes, and loans payable, of $1.3 billion; net of principal payments of ($1.6) billion; and

•	in 2015, cash distributions paid to common stockholders of ($451.7) million.

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

The proportionate financial information is not, and is not intended to be, a presentation in accordance with GAAP. The non-GAAP proportionate financial information reflects our proportionate economic ownership of each asset in our property portfolio that we do not wholly own. The amounts shown in the columns labeled "Consolidated Properties at Share" reflect the Company's Consolidated Properties at our proportionate share (excluding noncontrolling interests and unconsolidated properties). The amounts in the column labeled "Unconsolidated Properties" were derived on a property-by-property basis by including our share of each line item from each individual entity. This provides visibility into our share of the operations of our joint ventures.

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

Earnings Before Interest Expense, Income Tax, Depreciation, and Amortization ("EBITDA") and Company EBITDA

The Company defines EBITDA as NOI less certain property management and administrative expenses, net of management fees and other corporate revenues. EBITDA is a commonly used measure of performance in many industries, but may not be comparable to measures calculated by other companies. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other equity REITs, retail property owners who are not REITs and other capital-intensive companies. Management uses Company EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO and Same Store NOI (discussed below), it is widely used by management in the annual budget process and for compensation programs. Please see adjustments discussion above for the purpose and use of the adjustments included in Company EBITDA.
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

The following table reconciles GAAP Operating Income to Company NOI (dollars in thousands) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating Income	$153,417	$224,975	$543,434	$655,342
Loss (gain) on sales of investment properties	1,016	(854)	1,016	(863)
Depreciation and amortization	182,350	154,228	499,269	483,026
(Recovery of) provision for loan loss	(6,659)	—	29,410	—
Provision for impairment	28,276	—	73,039	—
General and administrative	13,237	12,627	41,313	37,395
Property management and other costs	37,760	38,685	106,787	121,847
Management fees and other corporate revenues	(20,428)	(19,496)	(73,087)	(65,313)
Consolidated Properties	388,969	410,165	1,221,181	1,231,434
Noncontrolling interest in NOI of Consolidated Properties	(3,734)	(4,422)	(11,080)	(13,321)
NOI of sold interests	(4,556)	(21,855)	(42,504)	(74,458)
Unconsolidated Properties	176,701	150,855	530,938	412,650
Proportionate NOI	557,380	534,743	1,698,535	1,556,305
Company adjustments:
Minimum rents	7,231	7,148	14,036	27,596
Real estate taxes	1,490	1,490	4,469	4,469
Property operating expenses	965	1,018	2,991	3,056
Company NOI	$567,066	$544,399	$1,720,031	$1,591,426

The following table reconciles GAAP Net income attributable to GGP to Company EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Income Attributable to GGP	$674,178	$123,852	$1,051,904	$1,180,521
Allocation to noncontrolling interests	7,570	3,514	15,083	16,447
Loss (gain) on sales of investment properties	1,016	(854)	1,016	(863)
Gains from changes in control of investment properties and other	(620,309)	(13,399)	(733,416)	(622,412)
Unconsolidated Real Estate Affiliates - gain on investment	(259)	(11,163)	(40,765)	(320,950)
Equity in income of Unconsolidated Real Estate Affiliates	(35,651)	(16,584)	(127,759)	(41,115)
(Recovery of) provision for loan loss	(6,659)	—	29,410	—
Provision for impairment	28,276	—	73,039	—
Provision for (benefit from) income taxes	49	(17,996)	728	(29,082)
Loss (gain) on foreign currency	657	25,092	(16,172)	46,540
Interest expense	141,296	144,891	437,338	460,289
Interest income	(14,114)	(13,232)	(43,507)	(34,896)
Depreciation and amortization	182,350	154,228	499,269	483,026
Consolidated Properties	358,400	378,349	1,146,168	1,137,505
Noncontrolling interest in EBITDA of Consolidated Properties	(3,599)	(4,244)	(10,665)	(12,790)
EBITDA of sold interests	(4,549)	(21,638)	(42,229)	(73,892)
Unconsolidated Properties	167,914	142,465	504,459	382,201
Proportionate EBITDA	518,166	494,932	1,597,733	1,433,024
Company adjustments:
Minimum rents	7,231	7,148	14,036	27,596
Real estate taxes	1,490	1,490	4,469	4,469
Property operating expenses	965	1,018	2,991	3,056
Company EBITDA	$527,852	$504,588	$1,619,229	$1,468,145

The following table reconciles GAAP net income attributable to GGP to Company FFO for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Income Attributable to GGP	$674,178	$123,852	$1,051,904	$1,180,521
Redeemable noncontrolling interests	5,051	1,017	7,934	8,532
Provision for impairment excluded from FFO	28,276	—	73,039	—
Noncontrolling interests in depreciation of Consolidated Properties	(1,592)	(1,948)	(4,875)	(5,905)
Unconsolidated Real Estate Affiliates - gain on investment	(259)	(11,163)	(40,765)	(320,950)
Loss on sales of investment properties	1,017	2,358	1,016	2,349
Preferred stock dividends	(3,984)	(3,984)	(11,951)	(11,952)
Gain from change in control of investment properties and other	(620,309)	(13,399)	(733,416)	(622,412)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	178,108	151,393	487,804	474,607
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	73,888	68,647	209,236	186,000
FFO (1)	334,374	316,773	1,039,926	890,790
Company adjustments:
Minimum rents	7,231	7,148	14,036	27,596
Property operating expenses	1,490	1,490	4,469	4,469
Property management and other costs	965	1,018	2,991	3,056
Interest and dividend income	(205)	(205)	(614)	(614)
Market rate adjustments	(1,287)	(61)	(2,092)	(1,323)
Write-off of mark-to-market adjustments on extinguished debt	(2,290)	102	(2,290)	7,229
(Recovery of) provision for loan loss	(6,659)	—	21,891	—
Loss (gain) on foreign currency	657	25,092	(16,172)	46,540
Benefit from (provision for) income taxes	2,093	(9,924)	(2,262)	(17,167)
FFO from sold interests	(133)	(686)	(790)	8,063
Company FFO	$336,236	$340,747	$1,059,093	$968,639

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

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, has been filed with the SEC on November 3, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2016. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: November 3, 2016	By:	/s/ Michael Berman
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

101
The following financial information from General Growth Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, has been filed with the SEC on November 3, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.