Form 10-K
period 2016-12-31
GGP Inc.
filed 2017-02-22
CIK 1496048

Use these links to rapidly review the document

GGP INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to
COMMISSION FILE NUMBER 1-34948
GGP INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate by check mark whether the registrant has filed all reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒    No ☐
On June 30, 2016, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $18.6 billion based upon the closing price of the common stock on such date.
As of February 17, 2017, there were 884,947,944 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on May 17, 2017 are incorporated by reference into Part III.

GGP INC.
Annual Report on Form 10-K
December 31, 2016

i

PART I
ITEM 1.    BUSINESS
The following discussion should be read in conjunction with the Consolidated Financial Statements of GGP Inc. ("GGP" or the "Company") and related notes, as included in this Annual Report on Form 10-K (this "Annual Report"). The terms "we," "us" and "our" may also be used to refer to GGP and its subsidiaries. On January 17, 2017, General Growth Properties, Inc. announced that effective January 27, 2017, the Company changed its name from General Growth Properties, Inc. to GGP Inc. GGP, a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT".
Our Company and Strategy
GGP is a retail real estate company. Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio predominantly comprised of Class A retail real estate (defined primarily by sales per square foot). Our retail properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of such activity. As of December 31, 2016, we own, either entirely or with joint venture partners, 127 retail properties located throughout the United States comprising approximately 125 million square feet of gross leasable area ("GLA").
Our portfolio generated total comparable tenant sales (all less anchors) of $20.5 billion and comparable tenant sales (<10,000 square feet) of $569 per square foot during 2016. We have 75 Class A retail properties reporting tenant sales (all less anchors) of $16.6 billion and tenant sales (<10,000 square feet) of $644 per square foot that contribute approximately 81% of our share of Company net operating income ("Company NOI" as defined in Item 7). The quality of our portfolio is further summarized in the table below which indicates the 75 Class A retail properties and their contribution to our 2016 share of Company NOI. Sales (all less anchors) is presented as total sales volume in millions of dollars and sales (<10,000 sq ft) is presented as sales per square foot in dollars.

Top Retail Properties (1)	2016 Sales (all less anchors)	2015 Sales (all less anchors)	2016 Sales (<10,000 sq ft)	2015 Sales (<10,000 sq ft)	Sales Growth (all less anchors)	% of Company NOI
Top 10	$4,098	$3,982	$835	$848	2.9%	24.0%
Top 30	9,617	9,425	737	745	2.0%	51.0%
Top 50	13,338	13,114	664	667	1.7%	69.0%
Top 100	19,289	19,145	582	584	0.8%	96.0%
Total Retail Properties	20,493	20,317	569	572	0.9%	100.0%
75 Class A Retail Properties	16,567	16,385	644	649	1.1%	81.0%
(1) The table excludes Christiana Mall.
Overall, traffic at our properties is up and our tenant sales data shows this over the course of 2016. Our long-term earnings growth is driven by:
1)contractual rent increases;
2)occupancy growth;
3)positive leasing spreads;
4)value creation from redevelopment projects;
5)managing operating expenses; and
6)strategic acquisitions and dispositions that recycle capital.
We have identified approximately $1.3 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A retail properties.
We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Transactions and Highlights
During 2016, the following achievements promoted our long-term strategy as summarized below (figures shown represent our proportionate share):

•	initial rental rates for signed leases that commenced in 2016 on a suite-to-suite basis increased 10.1% when compared to the rental rate for expiring leases;

•	tenant sales (all less anchors) increased 0.9% on a trailing 12-month basis for 2016;

•	leased percentage was 97.2% at December 31, 2016 (as defined in Item 7);

•	invested $547.4 million in development and redevelopment of our properties;

•	sold interests in eight properties for total gross proceeds at share of $604.3 million, which resulted in a net gain of $132.1 million (Note 3);

•	sold a 50% interest in Fashion Show located in Las Vegas, Nevada to a joint venture partner for a gross sales price of $1.25 billion, which resulted in a gain of $634.9 million (Note 3);

•	acquired interests in five properties for a total gross purchase price at share of $278.3 million including anchor boxes that will provide opportunities for redevelopment (Note 3); and

•
acquired the remaining 50% interest in Riverchase Galleria in Hoover, Alabama for a gross purchase price of $143.5 million including the assumption of our venture partner's $110.3 million share of property level debt (Note 3).

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
For the year ended December 31, 2016, our largest tenant, L Brands, Inc., (based on common parent ownership) accounted for approximately 4% of rents. Our three largest tenants, L Brands, Inc., The Gap, Inc., and Foot Locker, Inc., in aggregate, comprised approximately 9.2% of rents.
Competition
In order to maintain and increase our competitive position within a marketplace we:

•	strategically locate tenants within each property to achieve a merchandising strategy that promotes traffic, cross-shopping and maximizes sales;

•	introduce new concepts to the property which may include restaurants, theaters, grocery stores, first-to-market retailers, and e-commerce retailers;

•	invest capital to provide the right environment for our tenants and consumers, including aesthetic, technological, and infrastructure improvements; and

•	ensure our properties are clean, secure and comfortable.
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
As of December 31, 2016, the Phase I environmental site assessments have not revealed any environmental conditions that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that these assessments do not reveal all potential environmental liabilities or that conditions have changed since the assessment was prepared (typically, at the time the property was purchased or developed).
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
Conflict of Interest Policies
We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing committees of the Board of Directors. In addition, we have a Code of Conduct that applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for NYSE companies. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our Related Party Transaction Policy, including such transactions with Brookfield (as defined above), our largest stockholder.
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
Employees
As of January 27, 2017, we had approximately 1,800 employees.
Insurance
We have comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.
Qualification as a REIT
The Company intends to maintain REIT status, and therefore our operations generally will not be subject to federal income tax on real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2016, 2015 and 2014 has been presented in Note 11.
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
The bankruptcy or store closures of national tenants, which are tenants with chains of stores in many of our properties, may adversely affect our revenues
Our leases generally contain provisions designed to ensure the creditworthiness of the tenant. However, companies in the retail industry, including some of our tenants, have declared bankruptcy, or from time to time, have voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. As a result, the bankruptcy or closure of a national tenant may adversely affect our revenues. In addition, such closings may allow other tenants to modify their leases to terms that are less favorable for us, also adversely impacting our revenues. For example, certain of our lease agreements include a co-tenancy provision that allows the tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or if specific anchor tenants are no longer at the property. Therefore, if occupancy or tenancy falls below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced.
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
We provide financial support for a number of joint venture partners
We provide financing to some of our joint venture partners. As of December 31, 2016, we have provided venture partners loans of $664.1 million (of which $618.4 million is secured by the respective partnership interests). A default by a joint venture partner under their debt obligation may result in a loss.
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
Due to certain investments made by us, our subsidiary REITs may reflect a significant amount of related party rent as non-qualifying income. While our charter protects our shareholders from causing us to have related party rent, actions that we undertake ourselves can cause us or certain of our partners to have related party rent. As a result, we may be restricted with respect to decisions relating to revenue generation at certain properties.
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
Legislative or regulatory action could adversely affect stockholders and our Company
Future changes to tax laws may adversely affect the Company either directly through changes to the taxation of the REIT, its subsidiaries or its stockholders or indirectly through changes which adversely affect its tenants. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. These potential changes could generally result in REIT’s having fewer tax advantages, and may lead REIT’s to determine that it would be more advantageous to elect to be taxed, for federal income tax purposes, as a corporation. Not all states automatically conform to changes in the Code. Some states use the legislative process to decide whether it is in their best interests to conform or not to various provisions of the Code. This could increase the complexity of our compliance efforts, increase compliance costs, and may subject us to additional taxes and audit risk.
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

Our Board of Directors has the ability to provide a waiver from these ownership restrictions. Any attempt to own or transfer shares or any of our other shares of beneficial interest in violation of these restrictions may result in the transfer being automatically void. Our charter provides that shares in excess of the ownership limits will be transferred to a trust for the exclusive benefit of a charitable beneficiary. As of August 19, 2016, Brookfield's potential ownership of the Company (assuming full share settlement of the Warrants (Note 9)), including (i) the effect of shares issuable upon exercise of the Warrants owned by Brookfield or managed by Brookfield on behalf of third parties and (ii) shares managed by Brookfield on behalf of third parties, is 34.6%, which is stated in their Form 13D filed on the same date.
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
There is a risk of investor influence over our company that may be adverse to our best interests and those of our other shareholders
Brookfield owns, or manages on behalf of third parties, a significant portion of the shares of our common stock (excluding shares issuable upon the exercise of Warrants) as of December 31, 2016. The effect of the exercise of the Warrants by Brookfield or the election to receive future dividends in the form of common stock, would further increase their ownership. Due to the Warrants, Brookfield's potential ownership amount will continue to change due to payments of dividends and changes in our stock price.
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
Liquidity Risks
Our indebtedness could adversely affect our financial health and operating flexibility
As of December 31, 2016, we had $18.4 billion aggregate principal amount of indebtedness outstanding at our proportionate share including $5.8 billion of our share of unconsolidated debt and our Junior Subordinated Notes of $206.2 million. Our indebtedness may have important consequences to us and the value of our equity, including:

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
Our debt contains restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions or operate our business
The terms of certain of our debt will require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest coverage and net worth, or to satisfy similar tests as a precondition to incurring additional debt. We entered into a revolving credit facility in April 2012 that subjects us to such covenants and restrictions. The revolving credit facility was amended in October 2015, and we may draw up to $1.5 billion under it, including the uncommitted accordion feature. In addition, certain of our indebtedness contains restrictions. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:
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
We may not be able to refinance, extend or repay our consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates
As of December 31, 2016, our proportionate share of total debt, including the $206.2 million of Junior Subordinated Notes, aggregated $18.4 billion consisting of our consolidated debt, net of noncontrolling interest, of $12.6 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates (Note 6) of $5.8 billion. Of our proportionate share of total debt, $1.3 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder. There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans. If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.
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
FORWARD-LOOKING INFORMATION
Refer to Item 7.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our investments in real estate as of December 31, 2016 consisted of our interests in 127 retail properties. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. We manage substantially all of our Consolidated Properties (defined in Note 1) and provide management, leasing, and other services to a majority of our Unconsolidated Properties. Information regarding encumbrances on our properties is included here and on Schedule III of this Annual Report.
Mall and freestanding GLA includes in-line mall shop and outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a mall) and excludes anchors and tenant-owned GLA.
Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to mall store tenants. We also typically enter into long-term reciprocal agreements with anchors that provide for, among other things, mall and anchor operating covenants and anchor expense participation. The properties in our portfolio receive a smaller percentage of their operating income from anchors than from retail stores (other than anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center.

The following sets forth certain information regarding our properties as of December 31, 2016:
RETAIL PROPERTIES

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
Consolidated Retail Properties
1	200 Lafayette	New York, NY	100%	27,970	27,970	100.0%	Pirch
2	605 N. Michigan Avenue	Chicago, IL	100%	82,526	82,526	51.8%	Sephora
3	830 N. Michigan Avenue	Chicago, IL	100%	117,411	117,411	100.0%	Uniqlo, Topshop
4	Apache Mall (1)	Rochester, MN	100%	782,318	413,202	98.2%	Herberger's, JCPenney, Macy's
5	Augusta Mall (1)	Augusta, GA	100%	1,099,384	502,161	99.0%	Dillard's, JCPenney, Macy's, Sears
6	Baybrook Mall	Friendswood, TX	100%	1,694,298	876,762	98.0%	Dillard's, JCPenney, Macy's, Sears
7	Beachwood Place	Beachwood, OH	100%	1,007,584	348,809	98.8%	Dillard's, Nordstrom, Saks Fifth Avenue
8	Bellis Fair	Bellingham, WA	100%	685,713	347,403	92.9%	JCPenney, Kohl's, Macy's, Target
9	Boise Towne Square (1)	Boise, ID	100%	1,211,363	423,406	96.5%	Dillard's, JCPenney, Macy's, Sears, Kohl's
10	Brass Mill Center	Waterbury, CT	100%	1,165,475	448,245	97.6%	Burlington Coat Factory, JCPenney, Macy's, Sears
11	Coastland Center (1)	Naples, FL	100%	922,996	332,606	99.6%	Dillard's, JCPenney, Macy's, Sears
12	Columbia Mall	Columbia, MO	100%	727,193	306,133	98.7%	Dillard's, JCPenney, Sears, Target
13	Columbiana Centre	Columbia, SC	100%	786,034	265,115	98.9%	Belk, Dillard's, JCPenney
14	Coral Ridge Mall	Coralville, IA	100%	1,051,901	510,940	97.7%	Dillard's, JCPenney, Target, Younkers
15	Coronado Center (1)	Albuquerque, NM	100%	1,108,759	522,122	100.0%	JCPenney, Kohl's, Macy's, Sears
16	Crossroads Center	St. Cloud, MN	100%	901,340	377,898	98.3%	JCPenney, Macy's, Sears, Target
17	Cumberland Mall	Atlanta, GA	100%	1,037,458	536,883	99.5%	Macy's, Sears
18	Deerbrook Mall	Humble, TX	100%	1,293,035	639,495	100.0%	Dillard's, JCPenney, Macy's, Sears
19	Eastridge Mall WY	Casper, WY	100%	570,951	281,155	92.2%	JCPenney, Macy's, Sears, Target
20	Fashion Place (1)	Murray, UT	100%	917,960	418,360	96.7%	Dillard's, Nordstrom
21	Four Seasons Town Centre	Greensboro, NC	100%	1,078,793	436,777	96.4%	Dillard's, JCPenney
22	Fox River Mall	Appleton, WI	100%	1,154,298	559,384	97.3%	JCPenney, Macy's, Sears, Target, Younkers
23	Glenbrook Square	Fort Wayne, IN	100%	1,224,890	448,020	90.5%	JCPenney, Macy's, Sears, Carson's
24	Governor's Square (1)	Tallahassee, FL	100%	1,030,972	339,367	99.5%	Dillard's, JCPenney, Macy's, Sears
25	Grand Teton Mall	Idaho Falls, ID	100%	630,321	213,122	92.0%	Dillard's, JCPenney, Macy's, Sears
26	Greenwood Mall	Bowling Green, KY	100%	851,576	422,523	99.8%	Dillard's, JCPenney, Sears, Macy's
27	Hulen Mall	Ft. Worth, TX	100%	991,148	394,578	98.3%	Dillard's, Macy's, Sears
28	Jordan Creek Town Center	West Des Moines, IA	100%	1,346,015	736,522	99.0%	Dillard's, Younkers
29	Lakeside Mall	Sterling Heights, MI	100%	1,503,945	483,227	85.1%	JCPenney, Lord & Taylor, Macy's, Macy's Men's & Home, Sears

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
30	Lynnhaven Mall	Virginia Beach, VA	100%	1,181,022	649,630	98.8%	Dillard's, JCPenney, Macy's
31	Mall of Louisiana	Baton Rouge, LA	100%	1,559,645	610,381	97.7%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Sears
32	Mall St. Matthews	Louisville, KY	100%	1,019,067	504,932	98.7%	Dillard's, Dillard's Men's & Home, JCPenney
33	Market Place Shopping Center	Champaign, IL	100%	887,071	502,257	98.7%	Bergner's, JCPenney, Macy's,
34	Mayfair	Wauwatosa, WI	100%	1,600,934	637,028	97.4%	Boston Store, Macy's, Nordstrom
35	Meadows Mall	Las Vegas, NV	100%	944,951	308,098	94.3%	Dillard's/Curacao, JCPenney, Macy's, Sears
36	Mondawmin Mall	Baltimore, MD	100%	459,453	385,535	100.0%
37	North Point Mall	Alpharetta, GA	100%	1,324,412	421,411	92.5%	Dillard's, JCPenney, Macy's, Sears, Von Maur
38	North Star Mall	San Antonio, TX	100%	1,247,753	518,431	98.6%	Dillard's, JCPenney, Macy's, Saks Fifth Avenue
39	Northridge Fashion Center	Northridge, CA	100%	1,406,079	581,636	97.8%	JCPenney, Macy's, Sears
40	Northtown Mall (1)	Spokane, WA	100%	921,026	436,517	89.2%	JCPenney, Kohl's, Macy's, Sears
41	Oak View Mall	Omaha, NE	100%	859,459	255,273	84.9%	Dillard's, JCPenney, Sears, Younkers
42	Oakwood Center	Gretna, LA	100%	914,017	399,989	97.5%	Dillard's, JCPenney, Sears
43	Oakwood Mall	Eau Claire, WI	100%	819,370	404,526	96.5%	Macy's, JCPenney, Sears, Younkers
44	Oglethorpe Mall	Savannah, GA	100%	943,945	407,361	98.2%	Belk, JCPenney, Macy's, Sears
45	Oxmoor Center (1)	Louisville, KY	94%	918,536	351,326	95.5%	Macy's, Sears, Von Maur
46	Paramus Park (1)	Paramus, NJ	100%	764,996	305,939	100.0%	Macy's, Sears
47	Park City Center	Lancaster, PA	100%	1,437,839	534,674	96.5%	Bon Ton, Boscov's, JCPenney, Kohl's, Sears
48	Park Place	Tucson, AZ	100%	1,053,695	472,238	99.3%	Dillard's, Macy's, Sears
49	Peachtree Mall	Columbus, GA	100%	815,553	380,338	98.2%	Dillard's, JCPenney, Macy's
50	Pecanland Mall	Monroe, LA	100%	963,268	347,832	97.0%	Belk, Burlington Coat Factory, Dillard's, JCPenney, Sears
51	Pembroke Lakes Mall	Pembroke Pines, FL	100%	1,135,670	354,395	96.7%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Macy's Home Store, Sears
52	Pioneer Place (1)	Portland, OR	100%	310,331	310,331	99.0%
53	Prince Kuhio Plaza (1)	Hilo, HI	100%	495,241	258,821	93.1%	Macy's, Sears
54	Providence Place (1)	Providence, RI	94%	1,241,729	723,609	99.0%	Macy's, Nordstrom
55	Quail Springs Mall	Oklahoma City, OK	100%	1,116,211	450,615	95.3%	Dillard's, JCPenney, Von Maur
56	Red Cliffs Mall	St. George, UT	100%	433,279	140,944	97.2%	Dillard's, JCPenney, Sears
57	Ridgedale Center	Minnetonka, MN	100%	1,173,773	372,833	92.6%	JCPenney, Macy's, Sears, Nordstrom

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
58	Riverchase Galleria	Hoover (Birmingham), AL	76%	1,478,101	538,043	99.5%	Belk, JCPenney, Macy's, Sears, Von Maur
59	River Hills Mall	Mankato, MN	100%	716,224	352,282	96.1%	Herberger's, JCPenney, Sears, Target
60	Rivertown Crossings	Grandville (Grand Rapids), MI	100%	1,258,813	623,188	96.9%	JCPenney, Kohl's, Macy's, Sears, Younkers
61	Sooner Mall	Norman, OK	100%	504,308	237,403	95.5%	Dillard's, JCPenney, Sears
62	Southwest Plaza	Littleton, CO	100%	1,356,350	715,986	91.8%	Dillard's, JCPenney, Macy's, Sears
63	Spokane Valley Mall (1)	Spokane, WA	100%	867,920	352,309	94.3%	JCPenney, Macy's, Sears
64	Staten Island Mall	Staten Island, NY	100%	1,253,292	512,778	99.5%	Macy's, Sears, JCPenney
65	Stonestown Galleria	San Francisco, CA	100%	840,261	411,968	98.8%	Macy's, Nordstrom
66	The Crossroads	Portage, MI	100%	768,263	265,302	95.0%	Burlington Coat Factory, JCPenney, Macy's, Sears
67	The Gallery at Harborplace (1)	Baltimore, MD	100%	366,019	99,914	86.6%
68	The Maine Mall (1)	South Portland, ME	100%	1,021,548	479,116	99.7%	Bon Ton, JCPenney, Macy's, Sears
69	The Mall in Columbia	Columbia, MD	100%	1,424,993	624,825	95.8%	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears
70	The Oaks Mall	Gainesville, FL	100%	906,104	348,237	94.7%	Belk, Dillard's, JCPenney, Macy's, Sears
71	The Parks at Arlington	Arlington, TX	100%	1,511,265	762,320	97.3%	Dillard's, JCPenney, Macy's, Sears
72	The Shoppes at Buckland Hills	Manchester, CT	100%	1,068,091	555,480	95.2%	JCPenney, Macy's, Macy's Men's & Home, Sears
73	The Shops at Fallen Timbers	Maumee, OH	100%	605,575	344,073	94.2%	Dillard's, JCPenney
74	The Shops at La Cantera	San Antonio, TX	75%	1,316,213	615,553	98.5%	Dillard's, Macy's, Neiman Marcus, Nordstrom
75	The Streets at Southpoint	Durham, NC	94%	1,334,322	607,975	99.6%	Belk, JCPenney, Macy's, Nordstrom, Sears
76	The Woodlands Mall	Woodlands, TX	100%	1,464,030	708,950	99.7%	Dillard's, JCPenney, Macy's, Nordstrom
77	Town East Mall	Mesquite, TX	100%	1,217,770	408,384	100.0%	Dillard's, JCPenney, Macy's, Sears
78	Tucson Mall (1)	Tucson, AZ	100%	1,280,235	602,872	96.1%	Dillard's, JCPenney, Macy's, Sears
79	Tysons Galleria (1)	McLean (Washington, D.C.), VA	100%	796,707	284,774	96.2%	Neiman Marcus, Saks Fifth Avenue
80	Valley Plaza Mall	Bakersfield, CA	100%	1,174,824	517,856	98.4%	JCPenney, Macy's, Sears, Target
81	Visalia Mall	Visalia, CA	100%	435,371	178,371	95.1%	JCPenney, Macy's
82	Westlake Center	Seattle, WA	100%	97,128	97,128	98.4%
83	Westroads Mall	Omaha, NE	100%	1,069,492	540,456	98.0%	JCPenney, Von Maur, Younkers
84	White Marsh Mall	Baltimore, MD	100%	1,110,980	387,625	96.9%	JCPenney, Macy's, Macy's Home Store, Sears, Boscov's
85	Willowbrook (1)	Wayne, NJ	100%	1,518,546	488,486	100.0%	Bloomingdale's, Lord & Taylor, Macy's, Sears

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
86	Woodbridge Center	Woodbridge, NJ	100%	1,632,795	616,121	94.3%	Boscov's, JCPenney, Lord & Taylor, Macy's, Sears
		Total Consolidated Retail Properties		85,347,492	37,116,797
Unconsolidated Retail Properties
87	218 W. 57th Street	New York, NY	50%	35,304	35,304	—%
88	530 Fifth Avenue	New York, NY	50%	61,753	61,753	100.0%	Fossil, Desigual, Chase Bank
89	685 Fifth Avenue	New York, NY	50%	109,795	24,180	100.0%	Coach, Stuart Weitzman
90	730 Fifth Avenue	New York, NY	50%	101,786	69,114	100.0%	Bulgari, Mikimoto, Piaget, Zenga
91	85 Fifth Avenue	New York, NY	50%	12,946	12,946	100.0%	Anthropologie
92	Ala Moana Center (1)	Honolulu, HI	63%	2,661,037	1,269,106	89.9%	Macy's, Neiman Marcus, Bloomingdale's, Nordstrom
93	Alderwood	Lynnwood, WA	50%	1,323,275	578,370	98.7%	JCPenney, Macy's, Nordstrom, Sears
94	Altamonte Mall	Altamonte Springs, FL	50%	1,146,873	468,325	98.8%	Dillard's, JCPenney, Macy's, Sears
95	Bayside Marketplace (1)	Miami, FL	51%	206,543	205,440	97.9%
96	Bridgewater Commons	Bridgewater, NJ	35%	1,008,101	414,651	99.4%	Bloomingdale's, Lord & Taylor, Macy's
97	Carolina Place	Pineville, NC	50%	1,161,421	387,919	97.5%	Belk, Dillard's, JCPenney, Sears
98	Christiana Mall (1)	Newark, DE	50%	1,266,862	625,550	100.0%	JCPenney, Macy's, Nordstrom, Target
99	Clackamas Town Center	Happy Valley, OR	50%	1,410,227	635,385	100.0%	JCPenney, Macy's, Macy's Home Store, Nordstrom, Sears
100	Fashion Show	Las Vegas, NV	50%	1,878,386	845,098	99.5%	Dillard's, Macy's, Macy's Men's, Neiman Marcus, Nordstrom, Saks Fifth Avenue
101	First Colony Mall	Sugar Land, TX	50%	1,178,256	559,208	98.6%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's
102	Florence Mall	Florence, KY	50%	940,516	388,109	89.9%	JCPenney, Macy's, Macy's Home Store, Sears
103	Galleria at Tyler (1)	Riverside, CA	50%	1,025,314	557,106	97.1%	JCPenney, Macy's, Nordstrom
104	Glendale Galleria (1)	Glendale, CA	50%	1,476,567	506,397	99.3%	Bloomingdale's, JCPenney, Macy's, Target
105	Kenwood Towne Centre (1)	Cincinnati, OH	50%	1,160,622	519,301	100.0%	Dillard's, Macy's, Nordstrom
106	Miami Design District (2)	Miami, FL	15%	768,549	692,712	87.8%	Bulgari, Fendi, Hermes, Louis Vuitton, Prada, Valentino
107	Mizner Park (1)	Boca Raton, FL	47%	514,024	170,867	96.1%	Lord & Taylor
108	Natick Mall	Natick, MA	50%	1,695,588	942,496	98.1%	Lord & Taylor, Macy's, Sears, Neiman Marcus, Nordstrom
109	Neshaminy Mall	Bensalem, PA	50%	1,013,820	379,639	92.7%	Boscov's, Macy's, Sears
110	Northbrook Court	Northbrook, IL	50%	1,014,457	478,180	87.6%	Lord & Taylor, Macy's, Neiman Marcus

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
111	Oakbrook Center	Oak Brook, IL	48%	2,445,549	1,139,741	98.8%	Lord & Taylor, Macy's, Neiman Marcus, Nordstrom, Sears
112	Otay Ranch Town Center	Chula Vista, CA	50%	652,595	512,595	99.2%	Macy's
113	Park Meadows	Lone Tree, CO	35%	1,576,935	753,935	97.4%	Dillard's, JCPenney, Macy's, Nordstrom
114	Perimeter Mall	Atlanta, GA	50%	1,563,892	510,618	95.8%	Dillard's, Macy's, Nordstrom, Von Maur
115	Pinnacle Hills Promenade	Rogers, AR	50%	999,954	355,945	95.8%	Dillard's, JCPenney
116	Plaza Frontenac	St. Louis, MO	55%	485,231	224,518	98.5%	Neiman Marcus, Saks Fifth Avenue
117	Saint Louis Galleria	St. Louis, MO	74%	1,175,423	461,371	98.2%	Dillard's, Macy's, Nordstrom
118	Stonebriar Centre	Frisco, TX	50%	1,703,332	838,140	98.6%	Dillard's, JCPenney, Macy's, Nordstrom, Sears
119	The Grand Canal Shoppes (1)	Las Vegas, NV	50%	764,726	645,895	99.7%	Barneys New York
120	The Shops at Bravern	Bellevue, WA	40%	266,853	142,216	92.4%	Neiman Marcus
121	The Shoppes at River Crossing	Macon, GA	50%	738,317	405,098	99.2%	Belk, Dillard's
122	Towson Town Center	Towson, MD	35%	1,025,100	605,971	96.4%	Macy's, Nordstrom
123	One Union Square	San Francisco, CA	50%	41,715	22,208	100.0%	Bulgari
124	Shops at Merrick Park (1)	Coral Gables, FL	55%	846,146	414,883	99.3%	Neiman Marcus, Nordstrom
125	Water Tower Place	Chicago, IL	47%	790,222	405,285	99.3%	Macy's
126	Whaler's Village	Lahaina, HI	50%	106,993	104,436	99.0%
127	Willowbrook Mall	Houston, TX	50%	1,522,800	538,428	99.1%	Dillard's, JCPenney, Macy's, Macy's Men's, Sears
		Total Unconsolidated Retail Properties		39,877,805	18,908,439
		Total Retail Properties		125,225,296	56,025,236

OTHER RETAIL PROPERTIES
Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
128	Shopping Leblon	Rio de Janeiro, Brazil	35%	256,045	256,045	99.5%
		Total Other Retail		256,045	256,045
_______________________________________________________________________________
(1)A portion of the property is subject to a ground lease.
(2)Investment is accounted for using the cost method of accounting for financial reporting purposes.

MORTGAGES, NOTES AND OTHER DEBT
The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our consolidated properties and our Unconsolidated Real Estate Affiliates, as well as our unsecured corporate debt (dollars in thousands).

Name	GGP Ownership	Proportionate Balance (1)	Maturity Year (2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2016 (3)
Fixed Rate
Consolidated Property Level
Four Seasons Town Centre	100%	$74,253	2017	$72,532	5.60%	No
The Gallery at Harborplace - Other	100%	3,277	2018	190	6.05%	No
Hulen Mall	100%	123,004	2018	118,702	4.25%	No
Governor's Square	100%	68,631	2019	66,488	6.69%	No
Oak View Mall	100%	76,866	2019	74,467	6.69%	No
Coronado Center	100%	189,756	2019	180,278	3.50%	No
Park City Center	100%	180,978	2019	172,224	5.34%	No
Fashion Place	100%	226,730	2020	226,730	3.64%	No
Mall St. Matthews	100%	184,677	2020	170,305	2.72%	No
Town East Mall	100%	160,270	2020	160,270	3.57%	No
Tucson Mall	100%	246,000	2020	246,000	4.01%	No
Visalia Mall	100%	74,000	2020	74,000	3.71%	No
Tysons Galleria	100%	306,347	2020	282,081	4.06%	No
The Mall In Columbia	100%	342,190	2020	316,928	3.95%	No
Northridge Fashion Center	100%	228,930	2021	207,503	5.10%	No
Deerbrook Mall	100%	140,825	2021	127,934	5.25%	No
White Marsh Mall	100%	190,000	2021	190,000	3.66%	No
Park Place	100%	182,984	2021	165,815	5.18%	No
Providence Place	94%	331,591	2021	302,577	5.65%	No
Fox River Mall	100%	172,125	2021	156,373	5.46%	No
Oxmoor Center	94%	82,426	2021	74,781	5.37%	No
Rivertown Crossings	100%	155,529	2021	141,356	5.52%	No
Westlake Center - Land	100%	2,437	2021	2,437	12.90%	Yes - Full
Bellis Fair	100%	86,660	2022	77,060	5.23%	No
The Shoppes at Buckland Hills	100%	120,811	2022	107,820	5.19%	No
The Gallery at Harborplace	100%	76,483	2022	68,096	5.24%	No
The Streets at South Point	94%	234,583	2022	207,909	4.36%	No
Spokane Valley Mall	100%	58,370	2022	51,312	4.65%	No
Greenwood Mall	100%	63,000	2022	57,469	4.19%	No
North Star Mall	100%	312,840	2022	270,113	3.93%	No
Coral Ridge Mall	100%	108,358	2022	98,394	5.71%	No
The Oaks Mall	100%	129,444	2022	112,842	4.55%	No
Westroads Mall	100%	146,206	2022	127,455	4.55%	No
Coastland Center	100%	119,960	2022	102,621	3.76%	No
Pecanland Mall	100%	87,233	2023	75,750	3.88%	No
Crossroads Center (MN)	100%	99,265	2023	83,026	3.25%	No
Cumberland Mall	100%	160,000	2023	160,000	3.67%	No
The Woodlands	100%	245,567	2023	207,057	5.04%	No
Meadows Mall	100%	150,756	2023	118,726	3.96%	No
Oglethorpe Mall	100%	150,000	2023	136,166	3.90%	No
Prince Kuhio Plaza	100%	42,305	2023	35,974	4.10%	No
Augusta Mall	100%	170,000	2023	170,000	4.36%	No
Staten Island Mall	100%	248,164	2023	206,942	4.77%	No
Stonestown Galleria	100%	180,000	2023	164,720	4.39%	No
Boise Towne Square	100%	127,727	2023	106,372	4.79%	No
The Crossroads (MI)	100%	95,074	2023	80,833	4.42%	No

Name	GGP Ownership	Proportionate Balance (1)	Maturity Year (2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2016 (3)
Jordan Creek Town Center	100%	209,355	2024	177,448	4.37%	No
Woodbridge Center	100%	250,000	2024	220,726	4.80%	No
The Maine Mall	100%	235,000	2024	235,000	4.66%	No
Baybrook Mall	100%	245,777	2024	212,423	5.52%	No
The Parks Mall at Arlington	100%	245,815	2024	212,687	5.57%	No
Beachwood Place	100%	220,000	2025	184,350	3.94%	No
Pembroke Lakes Mall	100%	260,000	2025	260,000	3.56%	No
Valley Plaza Mall	100%	240,000	2025	206,847	3.75%	No
Willowbrook Mall	100%	360,000	2025	360,000	3.55%	No
Boise Towne Plaza	100%	19,557	2025	16,006	4.13%	No
Paramus Park	100%	120,000	2025	120,000	4.07%	No
Glenbrook Square	100%	162,000	2025	137,791	4.27%	No
Peachtree Mall	100%	79,379	2025	59,269	3.94%	No
North Point Mall	100%	250,000	2026	218,205	4.54%	No
The Shops at La Cantera	75%	262,500	2027	262,500	3.6%	No
Providence Place - Other	94%	33,014	2028	2,247	7.75%	No
Consolidated Property Level		10,149,029		9,242,127	4.44%

Unconsolidated Property Level
The Shops at Bravern	40%	$20,394	2017	$20,273	3.86%	No
Plaza Frontenac	55%	28,600	2018	28,600	3.04%	No
Saint Louis Galleria	74%	158,262	2018	158,262	3.44%	No
The Grand Canal Shoppes	50%	313,125	2019	313,125	4.24%	No
First Colony Mall	50%	89,180	2019	84,321	4.50%	No
Natick Mall	50%	220,824	2019	209,699	4.6%	No
Oakbrook Center	48%	202,725	2020	202,725	3.66%	No
Christiana Mall	50%	115,472	2020	108,697	5.1%	No
Water Tower Place	47%	178,765	2020	171,026	4.35%	No
Kenwood Towne Centre	70%	149,756	2020	137,191	5.37%	No
Fashion Show - Other	50%	1,910	2021	788	6.06%	Yes - Full
Whaler's Village	50%	40,000	2021	40,000	5.42%	No
Shops at Merrick Park	55%	93,785	2021	85,797	5.73%	No
Willowbrook Mall (TX)	50%	98,103	2021	88,965	5.13%	No
Northbrook Court	50%	63,145	2021	56,811	4.25%	No
Ala Moana Center	63%	875,000	2022	875,000	4.23%	No
Florence Mall	50%	45,000	2022	45,000	4.15%	No
Clackamas Town Center	50%	108,000	2022	108,000	4.18%	No
Bridgewater Commons	35%	105,000	2022	105,000	3.34%	No
The Shoppes at River Crossing	50%	38,675	2023	35,026	3.75%	No
Carolina Place	50%	86,744	2023	75,542	3.84%	No
Union Square Portfolio	50%	25,000	2023	25,000	5.12%	No
Galleria at Tyler	50%	91,740	2023	76,716	5.05%	No
Park Meadows	35%	126,000	2023	112,734	4.60%	No
Fashion Show	50%	417,500	2024	417,500	4.03%	No
Stonebriar Centre	50%	140,000	2024	120,886	4.05%	No
Pinnacle Hills Promenade	50%	59,019	2025	48,805	4.13%	No
Altamonte Mall	50%	80,000	2025	69,045	3.72%	No
Alderwood	50%	172,483	2025	138,693	3.48%	No
Towson Town Center	35%	113,761	2025	97,713	3.82%	No
Perimeter Mall	50%	137,500	2026	137,500	3.96%	No
Glendale Galleria	50%	215,000	2026	190,451	4.06%	No
Unconsolidated Property Level		4,610,468		4,384,891	4.23%

Total Fixed Rate Debt		14,759,497		13,627,018	4.37%

Name	GGP Ownership	Proportionate Balance (1)	Maturity Year (2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2016 (3)
Variable Rate

Consolidated Property Level
Columbia Mall	100%	$100,000	2018	$100,000	Libor + 175 bps	Yes - Full
Market Place Shopping Center	100%	113,425	2018	113,425	Libor + 240 bps	No
Lynnhaven Mall	100%	235,000	2019	235,000	Libor + 185 bps	No
830 N. Michigan	100%	85,000	2019	85,000	Libor + 160 bps	No
Westlake Center	100%	42,500	2019	42,500	Libor + 230 bps	No
200 Lafayette	100%	33,000	2019	33,000	Libor + 250 bps	No
Brass Mill Center (4)	100%	66,779	2021	62,884	Libor + 175 bps	Yes - Partial
Columbiana Centre (4)	100%	124,871	2021	117,588	Libor + 175 bps	Yes - Partial
Eastridge (WY) (4)	100%	43,433	2021	40,900	Libor + 175 bps	Yes - Partial
Grand Teton Mall (4)	100%	45,605	2021	42,945	Libor + 175 bps	Yes - Partial
Mayfair (4)	100%	349,095	2021	328,736	Libor + 175 bps	Yes - Partial
Mondawmin Mall (4)	100%	85,526	2021	80,539	Libor + 175 bps	Yes - Partial
North Town Mall (4)	100%	86,866	2021	81,801	Libor + 175 bps	Yes - Partial
Oakwood (4)	100%	71,231	2021	67,077	Libor + 175 bps	Yes - Partial
Oakwood Center (4)	100%	87,138	2021	82,056	Libor + 175 bps	Yes - Partial
Pioneer Place (4)	100%	127,585	2021	120,145	Libor + 175 bps	Yes - Partial
Red Cliffs Mall (4)	100%	31,310	2021	29,484	Libor + 175 bps	Yes - Partial
River Hills Mall (4)	100%	71,272	2021	67,116	Libor + 175 bps	Yes - Partial
Sooner Mall (4)	100%	72,149	2021	67,942	Libor + 175 bps	Yes - Partial
Southwest Plaza (4)	100%	115,967	2021	109,204	Libor + 175 bps	Yes - Partial
The Shops at Fallen Timbers (4)	100%	21,174	2021	19,939	Libor + 175 bps	Yes - Partial
Consolidated Property Level		2,008,926		1,927,281	2.45%

Unconsolidated Property Level
Ala Moana Construction Loan (5)	63%	$257,916	2019	$257,916	Libor + 190 bps	Yes - Partial
685 Fifth Avenue	50%	170,000	2019	170,000	Libor + 275 bps	No
Miami Design District	15%	76,392	2019	76,392	Libor + 250 bps	No
530 Fifth Avenue Senior	50%	95,000	2019	94,526	Libor + 325 bps	No
Bayside Marketplace	51%	127,500	2020	127,500	Libor + 205 bps	No
Baybrook LPC Construction Loan (6)	53%	52,271	2020	52,271	Libor + 200 bps	Yes - Partial
730 Fifth Avenue (7)	37%	457,750	2020	457,750	Libor + 263 bps	No
Park Lane Construction Loan (8)	50%	64,839	2020	64,839	Libor + 325 bps	Yes - Partial
85 Fifth Avenue	50%	30,000	2021	30,000	Libor + 275 bps	No
Unconsolidated Property Level		1,331,668		1,331,194	3.45%

Consolidated Corporate
Junior Subordinated Notes Due 2036	100%	$206,200	2036	$206,200	Libor + 145 bps	Yes - Full
Consolidated Corporate		206,200		206,200	2.34%

Total Variable Rate Debt		3,546,794		3,464,675	2.82%

Total (9)		18,306,291		17,091,693	4.07%
_______________________________________________________________________________

(1)	Proportionate share (see Item 7) for Consolidated Properties presented exclusive of non-controlling interests. See reconciliation to our consolidated mortgages, notes and loans payable below.

(2)	Assumes that all maturity extensions are exercised.

(3)	Total recourse to GGP or its subsidiaries of approximately $1.3 billion, excluding the corporate revolver.

(4)	Properties provide mortgage collateral as guarantors for $1.4 billion corporate borrowing and are cross collateralized.

(5)	Reflects the amount drawn as of December 31, 2016 on the $430.0 million construction loan ($268.8 million at share).

(6)	Reflects the amount drawn as of December 31, 2016 on the $126.0 million construction loan ($66.8 million at share).

(7)
Per the joint venture agreement approximately $915 million of the total property debt is associated with the retail units and approximately $335 million is associated with the upper units. GGP owns a 50% equity interest in the retail units, and as a result GPP's pro rata share of the property debt is approximately $458 million or 37%.

(8)	Reflects the amount drawn as of December 31, 2016 on the $460.0 million construction loan ($230.0 million at share).

(9)	Reflects amortization for the period subsequent to December 31, 2016.
Below is a reconciliation of our proportionate share of mortgages, notes and loans payable (from above) to our consolidated mortgages, notes and loans payable per our Consolidated Balance Sheet as of December 31, 2016 (dollars in thousands).

Total Maturities and Amortization, from above	$18,306,291
Our share of Unconsolidated Real Estate Affiliates	(5,942,136)
Total Consolidated Maturities and Amortization	12,364,155
Noncontrolling interests in consolidated real estate affiliates	181,775
Market rate adjustments, net	27,837
Deferred financing costs, net	(40,050)
Debt transferred to special servicer	144,451
Partner share of Riverchase	(54,063)
Debt related to solar projects	12,513
Junior Subordinated Notes Due 2036	(206,200)
Mortgages, Notes and Loans Payable	$12,430,418
Lease Expiration Schedule
The following table indicates various lease expiration information related to our retail properties owned as of December 31, 2016. The table excludes expirations and rental revenue from temporary tenants and tenants that pay percent-in-lieu rent. See "Note 2—Summary of Significant Accounting Policies" for our accounting policies for revenue recognition from our tenant leases and "Note 10—Rentals Under Operating Leases" for the future minimum rentals of our operating leases for the consolidated properties.

Year	Number of Expiring Leases	Expiring GLA at 100%	Percent of Total	Expiring Rent	Expiring Rent ($psf)
		(in thousands)		(in thousands)
Specialty Leasing	893	1,849	3.5%	$40,049	$21.65
2017	2,182	6,858	12.9%	385,516	56.21
2018	1,625	5,621	10.6%	344,118	61.22
2019	1,434	5,773	10.9%	326,324	56.52
2020	1,124	4,130	7.8%	246,501	59.69
2021	1,254	4,686	8.8%	298,262	63.65
2022	863	3,379	6.4%	229,971	68.06
2023	944	3,712	7.0%	279,314	75.25
2024	853	4,069	7.7%	305,320	75.04
Subsequent	2,190	12,997	24.5%	885,207	68.11
Total	13,362	53,073	100.0%	$3,340,583	$62.94
Vacant Space	647	1,553
Mall and Freestanding GLA	14,009	54,626

ITEM 3.    LEGAL PROCEEDINGS
Other than certain cases as described below and in Note 19, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
See Note 13 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2016 and Note 11 for information regarding redemptions of the common units of GGP Operating Partnership, L.P. held by limited partners (the "Common Units") for common stock.
The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, S&P 500 and the FTSE National Association of REIT—Equity REITs from inception through December 31, 2016.
Total Return Performance
Inception to December 2016

As Of		November 9, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
GGP Inc.	Cum $	100	115	115	160	166	238	236	226
	Return %		15.12	14.79	59.73	65.52	138.10	136.45	125.75
FTSE NAREIT Equity REIT Index	Cum $	100	102	111	131	134	174	180	195
	Return %		2.32	10.80	30.81	34.04	74.44	80.01	95.35
S&P 500 Index	Cum $	100	104	106	123	163	185	188	210
	Return %		3.96	6.15	23.14	63.02	85.34	87.90	110.37

The following table summarizes the quarterly high and low sales prices on the NYSE for 2016 and 2015.

	Stock Price
Quarter Ended	High	Low
2016
December 31	$27.43	$23.89
September 30	32.10	27.29
June 30	29.92	26.02
March 31	30.30	24.43
2015
December 31	$29.56	$24.52
September 30	28.44	24.22
June 30	30.53	25.59
March 31	31.70	28.12
The following table summarizes distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
December 13	December 27	January 27, 2017	$0.26
October 31	December 15	January 6, 2017	0.22
August 1	October 14	October 31, 2016	0.20
May 2	July 15	July 29, 2016	0.19
February 1	April 15	April 29, 2016	0.19
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17
Recent Sales of Unregistered Securities and Repurchase of Shares
The following table provides information with respect to the stock repurchases made by GGP during the year ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 2016	1,260,490	$24.50	1,260,490	$477,112,174
December 2016	627,261	$24.40	627,261	$461,804,631
Total	1,887,751	$24.47	1,887,751

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

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(Dollars in thousands, except per share amounts)
OPERATING DATA (1)
Total revenues	$2,346,446	$2,403,906	$2,535,559	$2,486,017	$2,426,301
Total expenses	1,546,193	1,480,013	1,594,046	1,645,601	1,644,998
Income (loss) from continuing operations	1,308,273	1,393,596	398,011	328,821	(426,985)
Net income (loss) available to common stockholders	1,272,432	1,358,624	649,914	288,450	(481,233)
Basic earnings (loss) per share:
Continuing operations	1.44	1.54	0.42	$0.32	$(0.47)
Discontinued operations	—	—	0.32	(0.01)	(0.05)
Total basic earnings (loss) per share	$1.44	$1.54	$0.74	$0.31	$(0.52)
Diluted earnings (loss) per share:
Continuing operations	1.34	1.43	0.39	$0.32	$(0.47)
Discontinued operations	—	—	0.30	(0.01)	(0.05)
Total diluted earnings (loss) per share	$1.34	$1.43	$0.69	$0.31	$(0.52)
Dividends declared per share	$1.06	$0.71	$0.63	$0.51	$0.42
COMPANY NOI(2)	$2,356,069	$2,194,948	$2,003,437	$1,921,017	$1,819,882
COMPANY EBITDA(3)	$2,221,115	$2,031,445	$1,825,621	$1,734,915	$1,735,613
FUNDS FROM OPERATIONS ("FFO")(4)	$1,500,848	$1,299,454	$1,320,197	$1,030,852	$521,080
COMPANY FFO(4)	$1,471,250	$1,376,806	$1,255,651	$1,148,233	$986,041
CASH FLOW DATA(5)
Operating activities	$1,132,845	$1,064,888	$949,724	$889,531	$807,103
Investing activities	$549,991	$(312,755)	$(677,925)	$116,860	$(221,452)
Financing activities	$(1,564,974)	$(767,709)	$(476,599)	$(1,103,935)	$(533,708)

	As of December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA
Investment in real estate assets—cost	$23,278,210	$23,791,086	$25,582,072	$25,405,973	$26,327,729
Total assets	22,732,746	24,073,555	25,281,631	25,708,408	27,238,173
Total debt (6)	12,636,618	14,422,360	16,150,387	15,824,742	16,128,834
Redeemable preferred noncontrolling interests	144,060	157,903	164,031	131,881	136,008
Redeemable common noncontrolling interests	118,667	129,724	135,265	97,021	132,211
Stockholders' equity	8,635,764	8,270,043	7,605,919	8,103,121	7,621,698
_______________________________________________________________________________

(1)
For all periods presented, the operating data related to continuing operations do not include the effects of amounts reported in discontinued operations. For the years ended December 31, 2016 and 2015, the definition of discontinued operations changed based on updated accounting guidance. See Note 4 for further discussion of discontinued operations.

(2)	Company NOI (as defined below) is presented at our proportionate share and does not represent income from operations as defined by GAAP.

(3)	Company EBITDA (as defined below) is presented at our proportionate share and is a supplemental measure of operating performance and does not represent income from operations as defined by GAAP.

(4)	FFO and Company FFO (as defined below) are presented at our proportionate share and do not represent cash flows from operations as defined by GAAP.

(5)
Cash flow data only represents GGP's consolidated cash flows as defined by GAAP and as such, operating cash flow does not include the cash received from our Unconsolidated Real Estate Affiliates, except to the extent of contributions to or distributions from our Unconsolidated Real Estate Affiliates.

(6)
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
Overview—Introduction
Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio predominantly comprised of Class A retail properties (defined primarily by sales per square foot) and urban retail properties. Our retail properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of such activity. As of December 31, 2016, we own, either entirely or with joint venture partners, 127 retail properties located throughout the United States, comprising approximately 125 million square feet of GLA.
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
We seek to increase long-term Company NOI and Company EBITDA (as defined below) growth through proactive management and leasing of our properties. We also recycle capital through strategic dispositions in order to opportunistically invest in high quality retail properties, as well as control operating expenses. We believe that the most significant operating factor affecting incremental cash flow and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:

1)	contractual rent increases;
2)occupancy growth;
3)positive leasing spreads;
4)value creation from redevelopment projects;
5)managing operating expenses; and
6)strategic acquisitions and dispositions that recycle capital.
Overview
Net income attributable to GGP Inc. decreased 6.3% from $1.4 billion for the year ended December 31, 2015 to $1.3 billion for the year ended December 31, 2016. Our Company NOI (as defined below) increased 7.3% from $2.2 billion for the year ended December 31, 2015 to $2.4 billion for the year ended December 31, 2016. Operating income decreased 13.4% from $923.9 million for the year ended December 31, 2015 to $800.3 million for the year ended December 31, 2016. Our Company EBITDA (as defined below) increased 9.3% from $2.0 billion for the year ended December 31, 2015 to $2.2 billion for the year ended December 31, 2016. Our Company FFO (as defined below) increased 6.9% from $1.4 billion for the year ended December 31, 2015 to $1.5 billion for the year ended December 31, 2016.
See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA, and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to GGP Inc.
During 2016 we completed transactions and achieved operational goals in order to promote our long-term strategy to enhance the quality of our overall portfolio as follows (figures shown represent our proportionate share):

•	sold interests in eight properties for total gross proceeds at share of $604.3 million, which resulted in a net gain of $132.1 million (Note 3);

•	sold a 50% interest in Fashion Show located in Las Vegas, Nevada to a joint venture partner for a gross sales price of $1.25 billion, which resulted in a gain of $634.9 million (Note 3);

•	acquired interests in five properties for a total gross purchase price at share of $278.3 million including anchor boxes that will provide opportunities for redevelopment (Note 3); and

•
acquired the remaining 50% interest in Riverchase Galleria in Hoover, Alabama for a gross purchase price of $143.5 million including the assumption of our venture partner's $110.3 million share of property level debt (Note 3).

Operating Metrics
The following table summarizes selected operating metrics for our portfolio.

	December 31, 2016 (1)	December 31, 2015 (1)
In-Place Rents per square foot (3)
Consolidated Retail Properties	$64.76	$63.75
Unconsolidated Retail Properties	98.19	94.36
Total Retail Properties	$76.38	$74.29

Percentage Leased
Consolidated Retail Properties	97.3%	96.9%
Unconsolidated Retail Properties	97.0%	97.6%
Total Retail Properties	97.2%	97.1%

	December 31, 2016	December 31, 2015	December 31, 2016 (2)	December 31, 2015 (2)
Tenant Sales Volume (All Less Anchors) (1) (4)
Consolidated Retail Properties	$11,998	$12,001	$11,998	$12,001
Unconsolidated Retail Properties	9,124	9,289	8,495	8,316
Total Retail Properties	$21,122	$21,290	$20,493	$20,317

Tenant Sales per square foot (1) (4)
Consolidated Retail Properties	$507	$512	$507	$512
Unconsolidated Retail Properties	722	762	690	693
Total Retail Properties	$581	$597	$569	$572
_______________________________________________________________________________

(1)	Metrics exclude properties acquired in the years ended December 31, 2016 and 2015 and certain other retail properties.

(2)	Metrics exclude Christiana Mall.

(3)	Rent is presented on a cash basis and consists of base minimum rent and common area costs.

(4)	Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales <10,000 square feet is presented as sales per square foot in dollars.

Lease Spread Metrics

The following table summarizes signed leases that were scheduled or expected to commence in 2016 and 2017 compared to expiring leases in the same suite, for leases where the downtime between new and previous tenant was less than 24 months, the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet and the new lease is at least a year.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot (1)	Expiring Rent Per Square Foot (2)	Initial Rent Spread	% Change
Commencement 2016	1,708	4,983,206	6.8	$67.32	$61.14	$6.18	10.1%
Commencement 2017	505	1,812,706	6.7	$55.35	$51.08	$4.27	8.4%
_______________________________________________________________________________
(1)     Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2)     Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Year Ended December 31, 2016 and 2015
The following table is a breakout of the components of minimum rents:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,455,452	$1,495,083	$(39,631)	(2.7)%
Lease termination income	16,024	13,782	2,242	16.3
Straight-line rent	11,867	27,811	(15,944)	(57.3)
Above and below-market tenant leases, net	(33,639)	(55,062)	21,423	(38.9)
Total Minimum rents	$1,449,704	$1,481,614	$(31,910)	(2.2)%
Base minimum rents decreased by $39.6 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $45.6 million less base minimum rents during 2016 compared to 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates (defined in Note 1). The resulting increase in base minimum rents is a result of rents from new developments, an increase in occupancy and contractual rent steps between 2015 and 2016.
Tenant recoveries decreased $21.5 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $21.5 million less tenant recoveries during 2016 compared to 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $8.2 million decrease in tenant recoveries. The resulting increase in tenant recoveries is primarily due to higher real estate tax recoveries of $11.1 million during 2016.
Management fees and other corporate revenues increased $9.2 million primarily due to the divestiture of our investment in Seritage Growth Properties stock, which resulted in a $13.1 million gain in 2016 (Notes 2 and 5). In addition, the joint venture formed at Fashion Show during 2016 resulted in $2.5 million in management fees. This was partially offset by a $6.0 million fee related to the residential condominium joint venture at Ala Moana Center during 2015.
Other revenue decreased $11.8 million primarily due to the recognition of gains on the sale of air rights at Ala Moana Center. In 2015, gains of $25.0 million were recognized, and in 2016, $13.1 million of previously deferred gains were recognized.
Real estate taxes increased $6.8 million primarily due an increase in taxes at retail properties located in Texas, partially offset by the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. The sales resulted in $2.8 million less real estate taxes during 2016 compared to 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $2.1 million decrease in real estate taxes.
Property maintenance costs decreased $5.0 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $1.1 million less property maintenance costs during 2016 compared to 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $1.1 million decrease in property maintenance costs. The additional decrease is primarily due to continued efforts to manage operating expenses.
Marketing costs decreased $8.8 million primarily due to a strategic change that resulted in a net reduction in spending.
Other property operating costs decreased $20.2 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $9.0 million less other property operating costs during 2016 compared to 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $6.5 million decrease in other property operating costs. The additional decrease is primarily due to continued efforts to manage operating expenses.
Provision for loan loss of $29.6 million relates to the settlement of the Rique note receivable during 2016 (Note 15).
Property management and other costs decreased $23.0 million primarily due to lower compensation and benefits.
General and administrative increased $5.3 million primarily due to an increase in transaction costs related to acquisitions and an increase in compensation expense (Note 13).

There were provisions for impairment of $73.0 million in 2016 and $8.6 million in 2015 (Notes 2 and 5).
Depreciation and amortization increased by $17.1 million primarily due to the acceleration of depreciation on anchor buildings that we demolished at two operating properties during 2016.
Interest and dividend income increased $10.7 million primarily due to interest on notes receivable entered into during 2015 with our joint venture partners at Miami Design District Associates and 730 Fifth Avenue. The increase was partially offset by a decrease in interest income related to the note receivable with Rique that was settled during 2016 (Note 15).
Interest expense decreased by $36.5 million primarily due to the sale of an interest in Ala Moana Center during the first quarter of 2015 and the sale of an interest in Fashion Show during the third quarter of 2016. This resulted in a decrease of $22.9 million in interest expense during 2016 compared to 2015 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the first quarter of 2016 resulted in a $9.9 million decrease in interest expense.
The gain on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013. The note receivable was settled during 2016 (Note 15). The proceeds from the sale are held in Brazilian Reais as of December 31, 2016.

The gain from changes in control of investment properties and other of $722.9 million in 2016 primarily relates to the sale of an interest in Fashion Show, the acquisition of the remaining interest in Riverchase Galleria, the sale of our interests in five operating properties, and additional development related to our sale of Ala Moana Center in 2015. The gain from changes in control of investment properties and other of $634.4 million in 2015 relates to the sale of an interest in Ala Moana Center and the sale of the office portion of 200 Lafayette (Note 3).

Provision for income taxes of $0.9 million in 2016 primarily relates to taxes on condominiums offset by benefits related to solar investment tax credits. Benefit from income taxes of $38.3 million in 2015 primarily relates to the impact of changes in the exchange rate on the note receivable denominated in Reais and the reversal of liabilities due to the expiration of the statute of limitations.

Equity in income of Unconsolidated Real Estate Affiliates increased by $158.2 million primarily due to income recognition on condominiums during 2016 (Note 6), a gain on the extinguishment of debt at Riverchase Galleria during the fourth quarter of 2016, the contribution of Ala Moana Center into an unconsolidated joint venture during 2015, the contribution of Fashion Show into an unconsolidated joint venture during the third quarter of 2016, and an increase in income related to the Crown Building located at 730 Fifth Avenue, which was acquired during the second quarter of 2015 (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment in 2016 is primarily related to the sale of our interests in three operating properties and additional gain recognition as development progressed related to the sale of the additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3). Unconsolidated Real Estate Affiliates - gain on investment during 2015 is primarily related to the sale of our interests in two operating properties and the sale of the additional 12.5% interest in Ala Moana Center during the second quarter of 2015 including additional gain recognition as development progressed (Note 3).
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

The resulting increase in base minimum rents is a result of an increase in occupancy and contractual rent steps between December 31, 2015 and December 31, 2014.
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
Overage rents decreased $7.6 million primarily due to our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. This resulted in $9.9 million less overage rents in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates. The offsetting increase is a result of an increase in tenant sales between December 31, 2015 and December 31, 2014 at multiple properties.
Management fees and other corporate revenues increased $15.7 million primarily due to $6.3 million in fees related to the residential condominium joint venture at Ala Moana, $5.0 million in management fees related to the new Ala Moana Center and Bayside Marketplace joint ventures, and $1.3 million in financing fees earned at 730 Fifth Avenue in 2015.
Other revenue increased $12.2 million primarily due to the sale of air rights at Ala Moana Center which resulted in a $25.0 million gain on sale in 2015. This increase was partially offset by our sale of an interest in Ala Moana Center during the first quarter of 2015 and our sale of an interest in Bayside Marketplace during the fourth quarter of 2014. The sales resulted in $11.3 million less other revenue in 2015 compared to 2014 as the properties are now accounted for as Unconsolidated Real Estate Affiliates.
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
General and administrative decreased $13.6 million primarily due to a $17.9 million loss from the settlement of litigation in the second quarter of 2014 (Note 19).
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
Interest and dividend income increased $20.6 million primarily due to interest on notes receivable from our joint venture partners that were issued during 2015 (Note 15).
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
The loss on foreign currency is related to a note receivable denominated in Brazilian Reais, and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 15).

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

Equity in income of Unconsolidated Real Estate Affiliates increased by $21.8 million primarily due to our sale of an interest in Ala Moana Center which caused the property to go from consolidated to unconsolidated, resulting in $32.7 million in additional equity in income of Unconsolidated Real Estate Affiliates. This was partially offset by our acquisition of 730 Fifth which decreased equity in income of Unconsolidated Real Estate Affiliates by $13.8 million primarily due to increased depreciation and amortization and interest expense.

Unconsolidated Real Estate Affiliates - gain on investment is primarily related to the sale of the additional 12.5% interest in Ala Moana Center during the second quarter of 2015 and the sale of our interest in a joint venture in the third quarter of 2015 (Note 3).
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
We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $474.8 million of consolidated unrestricted cash and $1.1 billion of available credit under our credit facility as of December 31, 2016, as well as anticipated cash provided by operations.
Our key financing objectives include:
•to obtain property-secured debt with laddered maturities;
•to strategically leverage unencumbered retail properties; and
•to minimize the amount of debt that is cross collateralized and/or recourse to us.
We may raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnerships (as defined in Note 1) or other capital raising activities.
During the year ended December 31, 2016, we paid down $294.4 million of consolidated mortgage notes at two properties. The prior loans had a weighted-average term-to-maturity of 1.2 years and a weighted-average interest rate of 5.3%. In conjunction with the pay down of the loans, we paid $5.4 million in transaction costs.

As of December 31, 2016, we had $2.2 billion of debt pre-payable without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.
As of December 31, 2016, our proportionate share of total debt aggregated $18.4 billion. Our total debt includes our consolidated debt of $12.6 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.8 billion. Of our proportionate share of total debt, $1.3 billion is recourse to the Company or its subsidiaries due to guarantees or other security provisions for the benefit of the note holder.
The amount of debt due in the next three years represents 16.5% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.0 billion or approximately 17.3% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of December 31, 2016. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 7).

	Consolidated	Unconsolidated
	(Dollars in thousands)
2017	$218,776	$20,439
2018	338,744	186,728
2019	913,225	1,141,742
2020	1,528,387	1,304,529
2021	2,899,120	329,027
Subsequent	6,738,366	2,825,870
	$12,636,618	$5,808,335
_______________________________________________________________________________
We believe we will be able to extend the maturity date, repay under our available line of credit or refinance the consolidated debt that is scheduled to mature in 2017. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates upon maturity; however there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.
Acquisitions and Joint Venture Activity
From time-to-time we may acquire whole or partial interests in high-quality retail properties or make strategic dispositions.
During the year ended December 31, 2016, the following transactions (at our proportionate share) occurred:

•	sold interests in eight properties for total gross proceeds at share of $604.3 million, which resulted in a net gain of $132.1 million (Note 3);

•	sold a 50% interest in Fashion Show located in Las Vegas, Nevada to a joint venture partner for a gross sales price of $1.25 billion, which resulted in a gain of $634.9 million (Note 3);

•	acquired interests in five properties for a total gross purchase price at share of $278.3 million including anchor boxes that will provide opportunities for redevelopment (Note 3); and

•
acquired the remaining 50% interest in Riverchase Galleria in Hoover, Alabama for a gross purchase price of $143.5 million including the assumption of our venture partner's $110.3 million share of property level debt (Note 3).

Warrants and Brookfield Ownership
Brookfield owns or manages on behalf of third parties all of the Company's outstanding Warrants (Note 9) which are exercisable into approximately 62 million common shares of the Company at a weighted-average exercise price of $8.48 per share, assuming net share settlement. The strike price and common shares issuable under the Warrants will adjust for dividends declared by the Company.
As of August 19, 2016, Brookfield’s potential ownership of the Company (assuming full share settlement of the Warrants) was 34.6%, which is stated in their Form 13D filed on the same date. If Brookfield held or managed this same ownership through the maturity date of the Warrants, assuming: (a) GGP’s common stock price increased $10 per share and (b) the Warrants were adjusted for the impact of regular dividends, we estimate that their ownership would be 34.5% under net share settlement, and 38.5% under full share settlement.

Developments and Redevelopments
We are currently redeveloping several consolidated and unconsolidated properties primarily to convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues. The execution of these redevelopment projects within our portfolio was identified as providing compelling risk-adjusted returns on investment.
We have identified approximately $1.3 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We plan to fund these developments and redevelopments with available cash flow, construction financing, proceeds from debt refinancings and net proceeds from asset sales.  We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets.  We currently expect to achieve returns that average 7-9% for all projects (cash on cost, first year stabilized).  Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date (1)	Expected Return on Investment (2)	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)

Under Construction
Staten Island Mall	Expansion	$231	$28	7-9%	2019
Staten Island, NY

Other Projects	Redevelopment projects at various properties	394	236	6-8%	2017-2018

	Total Projects Under Construction	$625	$264

Projects in Pipeline
New Mall Development	Ground up development	$285	$51	8-10%	2020
Norwalk, CT

Other Projects	Redevelopment projects at various properties	368	70	8-9%	TBD

	Total Projects in Pipeline	$653	$121
______________________________________________________________________________

(1)	Projected costs and investments to date exclude capitalized interest and internal overhead.

(2)	Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions. Actual costs may vary.
Our investment in these projects for the year ended December 31, 2016 increased from December 31, 2015 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to GGP’s investment to date.
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

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Capital expenditures	$164,615	$185,075
Tenant allowances	156,254	148,082
Capitalized interest and capitalized overhead	58,662	65,212
Total	$379,531	$398,369
Capital expenditures are primarily driven by regular expenditures to improve and maintain the quality of our properties.

Common Stock Dividends
Our Board of Directors declared common stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
December 13	December 27	January 27, 2017	$0.26
October 31	December 15	January 6, 2017	0.22
August 1	October 14	October 31, 2016	0.20
May 2	July 15	July 29, 2016	0.19
February 1	April 15	April 29, 2016	0.19
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17
Preferred Stock Dividends
Our Board of Directors declared preferred stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
October 31	December 15	January 3, 2017	$0.3984
August 1	September 15	October 3, 2016	0.3984
May 2	June 15	July 1, 2016	0.3984
February 1	March 15	April 1, 2016	0.3984
2015
November 2	December 15	January 4, 2016	$0.3984
September 1	September 15	October 1, 2015	0.3984
May 21	June 15	July 1, 2015	0.3984
February 19	March 16	April 1, 2015	0.3984
Summary of Cash Flows
Cash Flows from Operating Activities
Net cash provided by operating activities was $1,132.8 million for the year ended December 31, 2016, $1,064.9 million for the year ended December 31, 2015, and $949.7 million for the year ended December 31, 2014. Significant components of net cash provided by operating activities include:
2016 Activity

•	increase in distributions received from Unconsolidated Real Estate Affiliates;

•	decrease in marketing expenses due to operational efficiencies; and

•	decrease in interest costs primarily a result of prior year refinancing of mortgage notes.
2015 Activity

•	increase in management fees and other corporate revenue due to new joint ventures;

•	increase in distributions received from Unconsolidated Real Estate Affiliates;

•	increase in income related to notes receivable from joint venture partners; and

•	decrease in interest costs primarily a result of refinancing of mortgage notes, pay downs of mortgage notes in Q1 2015, and reduction in corporate loan interest rate due to 2014 amendment.
2014 Activity

•	increase in base minimum rents and related collections due to overall increase in permanent occupancy partially offset by

•	extinguishment of the tax indemnification liability.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities was $550.0 million for the year ended December 31, 2016, $(312.8) million for the year ended December 31, 2015, and $(677.9) million for the year ended December 31, 2014. Significant components of net cash provided by (used in) investing activities include:
2016 Activity
•proceeds from the sale of joint venture interests and real estate assets of $1.7 billion (Note 3);
•sale of marketable securities for $46.4 million; partially offset by
•contributions to Unconsolidated Real Estate Affiliates, net of distributions of $(53.1) million;
•development of real estate and property improvements of $(547.4) million; and

•	acquisition of real estate and real estate interests of $(577.8) million.
2015 Activity
•development of real estate and property improvements of $(694.6) million;
•acquisition of marketable securities for $(33.3) million;
•acquisition of real estate and real estate interests of $(384.3) million; and
•loans to venture partners of $(328.8) million (Note 3); partially offset by

•	proceeds from the sale of joint venture interests and real estate assets of $1.2 billion (Note 3).
2014 Activity

•	development of real estate and property improvements of $(624.8) million;

•	distributions received from our Unconsolidated Real Estate Affiliates in excess of income $387.2 million;

•	contributions of $(537.4) million to form seven new joint ventures and loans to venture partners of $(137.1) million (Note 3); partially offset by

•	proceeds from the disposition of one retail property and three other assets and the contribution of one property to a joint venture for $361.2 million (Note 3).
Cash Flows from Financing Activities
Net cash used in financing activities was $1,565.0 million for the year ended December 31, 2016, $767.7 million for the year ended December 31, 2015, and $476.6 million for the year ended December 31, 2014. Significant components of net cash used in financing activities include:
2016 Activity

•	acquisition of 1.4 million shares of our common stock for $(34.0) million;

•	cash distributions paid to common and preferred stockholders of $(680.7) and $(15.9) million, respectively; and

•	principal payments on mortgages, notes and loans payable, net of proceeds from refinancing or issuance of $(834.7) million.

2015 Activity

•	acquisition of 4.3 million shares of our common stock for $(109.6) million;

•	cash distributions paid to common and preferred stockholders of $(610.6) and $(15.9) million, respectively; and

•	distributions to noncontrolling interests in consolidated real estate affiliates of $(55.1) million.
2014 Activity

•	acquisition of 27.6 million shares of our common stock for $(555.8) million; and

•	cash distributions paid to common stockholders of $(534.2) million; partially offset by

•	proceeds from the refinancing or issuance of mortgages, notes, and loans payable, net of principal payments $641.4 million.
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
Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where we are either the lessor or the lessee. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining noncancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms significantly below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term. The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 16); the below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in accounts payable and accrued expenses (Note 17) in our Consolidated Balance Sheets.
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

Contractual Cash Obligations and Commitments
The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2016:

	2017	2018	2019	2020	2021	Subsequent/ Other	Total
			(Dollars in thousands)
Long-term debt-principal (1)	$361,382	$496,106	$1,055,619	$1,643,312	$2,837,024	$6,036,896	$12,430,339
Interest payments (2)	511,055	511,993	474,540	433,035	312,937	636,678	2,880,238
Retained debt-principal	1,711	1,808	1,909	81,042	—	—	86,470
Ground lease payments	6,726	6,698	6,790	6,972	7,025	241,348	275,559
Corporate leases	6,802	6,813	6,854	6,858	6,863	7,228	41,418
Purchase obligations (3)	144,498	—	—	—	—	—	144,498
Junior Subordinated Notes (4)	—	—	—	—	—	206,200	206,200
Total	$1,032,174	$1,023,418	$1,545,712	$2,171,219	$3,163,849	$7,128,350	$16,064,722
_______________________________________________________________________________

(1)	Excludes $27.8 million of non-cash debt market rate adjustments, $40.1 million of deferred financing costs, and $12.5 million of debt related to solar projects.

(2)	Based on rates as of December 31, 2016. Variable rates are based on a LIBOR rate of 0.77%. Excludes interest payments related to debt market rate adjustments.

(3)	Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(4)
The $206.2 million of Junior Subordinated Notes are due in 2036, but may be redeemed by us any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in consolidated debt maturing subsequent to 2021.

Other long term liabilities related to ongoing real estate taxes have not been included in the table as such am,ounts depend upon future applicable real estate tax rates. Real estate tax expense was $229.6 million in 2016, $222.9 million in 2015 and $228.0 million in 2014.
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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Contractual rent expense, including participation rent	$8,589	$8,546	$13,605
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	6,278	6,183	9,036
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

Subsequent Events
Refer to Note 21 of the Consolidated Financial Statements for subsequent events.
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
Other REITs may use different methodologies for calculating NOI and Company NOI, and accordingly, the Company’s Company NOI may not be comparable to other REITs. As a result of the elimination of corporate-level costs and expenses and depreciation and amortization, the Company NOI we present does not represent our total revenues, expenses, operating profit or net income and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items, to the extent they are material, to operating decisions or assessments of our operating performance. Our consolidated GAAP statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

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
The following table reconciles GAAP Operating Income to Company NOI (dollars in thousands) for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015

Operating Income	$800,253	$923,893
Loss (gain) on sales of investment properties	1,017	(499)
Depreciation and amortization	660,746	643,689
Provision for loan loss	29,615	—
Provision for impairment	73,039	8,604
General and administrative	55,745	50,405
Property management and other costs	138,602	161,556
Management fees and other corporate revenues	(95,814)	(86,595)
Consolidated Properties	1,663,203	1,701,053
Noncontrolling interest in NOI of Consolidated Properties	(15,425)	(18,525)
NOI of sold interests	(42,747)	(103,021)
Unconsolidated Properties	725,479	578,841
Proportionate NOI	2,330,510	2,158,348
Company adjustments:
Minimum rents	15,609	26,556
Real estate taxes	5,958	5,958
Property operating expenses	3,992	4,086
Company NOI	$2,356,069	$2,194,948

The following table reconciles GAAP Net income attributable to GGP to Company EBITDA for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015

Net Income Attributable to GGP Inc.	$1,288,367	$1,374,561
Allocation to noncontrolling interests	19,906	19,035
Loss (gain) on sales of investment properties	1,017	(499)
Gains from changes in control of investment properties and other	(722,904)	(634,367)
Unconsolidated Real Estate Affiliates - gain on investment	(51,555)	(327,017)
Equity in income of Unconsolidated Real Estate Affiliates	(231,615)	(73,390)
Provision for loan loss	29,615	—
Provision for impairment	73,039	8,604
Provision for (benefit from) income taxes	901	(38,334)
Loss (gain) on foreign currency	(14,087)	44,984
Interest expense	571,200	607,675
Interest and dividend income	(59,960)	(49,254)
Depreciation and amortization	660,746	643,689
Consolidated Properties	1,564,670	1,575,687
Noncontrolling interest in EBITDA of Consolidated Properties	(14,808)	(17,805)
EBITDA of sold interests	(42,461)	(102,327)
Unconsolidated Properties	688,155	539,290
Proportionate EBITDA	2,195,556	1,994,845
Company adjustments:
Minimum rents	15,609	26,556
Real estate taxes	5,958	5,958
Property operating expenses	3,992	4,086
Company EBITDA	$2,221,115	$2,031,445

The following table reconciles GAAP net income attributable to GGP to Company FFO for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015

Net Income Attributable to GGP Inc.	$1,288,367	$1,374,561
Redeemable noncontrolling interests	9,971	7,839
Provision for impairment excluded from FFO	73,039	8,604
Noncontrolling interests in depreciation of Consolidated Properties	(6,036)	(7,754)
Unconsolidated Real Estate Affiliates - gain on investment	(51,555)	(327,017)
Loss on sales of investment properties	1,016	2,687
Preferred stock dividends	(15,935)	(15,937)
Gains from changes in control of investment properties and other	(722,904)	(634,367)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	645,129	632,328
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	279,756	258,510
FFO (1)	1,500,848	1,299,454
Company adjustments:
Minimum rents	15,609	26,556
Property operating expenses	5,958	5,958
Property management and other costs	3,992	4,086
Investment income, net	(818)	(818)
Market rate adjustments	(3,247)	(1,724)
Gain on extinguishment of debt	(54,138)	—
Write-off of mark-to-market adjustments on extinguished debt	(2,290)	7,229
Provision for loan loss	22,095	—
Loss (gain) on foreign currency	(14,087)	44,984
Provision for income taxes	(1,857)	(16,551)
FFO from sold interests	(815)	7,632
Company FFO	$1,471,250	$1,376,806
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2016, we had consolidated debt of $12.4 billion, including $2.0 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $2.0 billion of variable-rate debt would result in a $5.0 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $1.3 billion at December 31, 2016. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a $3.3 million annualized increase or decrease in our equity in the income (loss) of Unconsolidated Real Estate Affiliates.
We are subject to foreign currency exchange rate risk related to a $84.9 million in cash denominated in Brazilian Reais. During the year ended December 31, 2016, we recognized a $14.1 million net gain on foreign currency on our Consolidated Statement of Operations and Comprehensive Income, $2.1 million of which was a loss related to the cash denominated in Brazilian Reais. We also recognized a $16.2 million gain on foreign currency related to our note receivable denominated in Brazilian Reais that settled during the third quarter of 2016 (Note 15). As of December 31, 2016, a 10% increase in the value of the Brazilian Real would result in a $9.4 million gain on foreign currency, and a 10% decrease in the value of the Brazilian Real would result in a $7.7 million loss on foreign currency.
For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 5 and 7. At December 31, 2016, the fair value of our consolidated debt has been estimated for this purpose to be $392.3 million higher than the carrying amount of $12.4 billion.
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
As of December 31, 2016, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2016, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GGP Inc.
Chicago, Illinois

We have audited the internal control over financial reporting of GGP Inc. (formerly General Growth Properties, Inc.) and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 22, 2017

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information which appears under the captions "Proposal 1—Election of Directors," "Executive Officers," "Corporate Governance-Committees of the Board of Directors-Audit Committee" and "—Nominating & Governance Committee," "Additional Information Stockholder Proposals and Nomination of Directors at the 2018 Annual Meeting of Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2017 Annual Meeting of Stockholders is incorporated by reference into this Item 10.
We have a Code of Conduct which applies to all of our employees, officers and directors, including our Chairman, Chief Executive Officer and Chief Financial Officer. The Code of Conduct is available on the Corporate Governance page of our website at www.ggp.com and we will provide a copy of the Code of Conduct without charge to any person who requests it in writing to: GGP Inc., 110 N. Wacker Dr., Chicago, IL 60606, Attn: Investor Relations. We will post on our website amendments to or waivers of our Code of Ethics for executive officers, in accordance with applicable laws and regulations.
Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303.A 12(a) of the NYSE listing standards on June 1, 2016, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.
ITEM 11.    EXECUTIVE COMPENSATION
The information which appears under the caption "Executive Compensation" in our proxy statement for our 2017 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information which appears under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated by reference into this Item 12.
The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2016.

Plan Category	(a) Number of securities to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted Average Exercise Price of Outstanding Options Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	17,427,941	18.89	14,575,130	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
	17,427,941	18.89	14,575,130
_______________________________________________________________________________

(1)	Reflects shares of common stock, restricted stock and LTIPs available for issuance under the Equity Plan.

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

GGP INC.

/s/ SANDEEP MATHRANI
Sandeep Mathrani
Chief Executive Officer	February 22, 2017

We, the undersigned officers and directors of GGP Inc., hereby severally constitute Sandeep Mathrani and Michael B. Berman, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments, to this Annual Report on Form 10-K and generally to do all such things in our name and behalf in such capacities to enable GGP Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or any of them, to any and all such amendments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANDEEP MATHRANI	Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2017
Sandeep Mathrani

/s/ MICHAEL B. BERMAN	Chief Financial Officer (Principal Financial Officer)	February 22, 2017
Michael B. Berman

/s/ TARA L. MARSZEWSKI	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2017
Tara L. Marszewski

/s/ RICHARD B. CLARK	Director	February 22, 2017
Richard B. Clark

/s/ MARY LOU FIALA	Director	February 22, 2017
Mary Lou Fiala

Signature	Title	Date

/s/ J. BRUCE FLATT	Director	February 22, 2017
J. Bruce Flatt

/s/ JOHN K. HALEY	Director	February 22, 2017
John K. Haley

/s/ DANIEL B. HURWITZ	Director	February 22, 2017
Daniel B. Hurwitz

/s/ BRIAN W. KINGSTON	Director	February 22, 2017
Brian W. Kingston

/s/ DAVID J. NEITHERCUT	Director	February 22, 2017
David J. Neithercut

/s/ MARK R. PATTERSON	Director	February 22, 2017
Mark R. Patterson

GGP INC.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GGP Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of GGP Inc. (formerly General Growth Properties, Inc.) and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GGP Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 4 to the consolidated financial statements, during 2015 the Company changed its method of accounting for and disclosure of discontinued operations due to the adoption of Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 22, 2017

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets:
Investment in real estate:
Land	$3,066,019	$3,596,354
Buildings and equipment	16,091,582	16,379,789
Less accumulated depreciation	(2,737,286)	(2,452,127)
Construction in progress	251,616	308,903
Net property and equipment	16,671,931	17,832,919
Investment in Unconsolidated Real Estate Affiliates	3,868,993	3,506,040
Net investment in real estate	20,540,924	21,338,959
Cash and cash equivalents	474,757	356,895
Accounts receivable, net	322,196	336,572
Notes receivable, net	678,496	641,445
Deferred expenses, net	209,852	214,578
Prepaid expenses and other assets	506,521	968,873
Assets held for disposition	—	216,233
Total assets	$22,732,746	$24,073,555
Liabilities:
Mortgages, notes and loans payable	$12,430,418	$14,216,160
Investment in Unconsolidated Real Estate Affiliates	39,506	38,488
Accounts payable and accrued expenses	655,362	784,493
Dividend payable	433,961	172,070
Deferred tax liabilities	3,843	1,289
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	—	58,934
Total liabilities	13,769,290	15,477,634
Redeemable noncontrolling interests:
Preferred	144,060	157,903
Common	118,667	129,724
Total redeemable noncontrolling interests	262,727	287,627
Commitments and Contingencies	—	—
Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 968,153,526 issued, 884,097,680 outstanding as of December 31, 2016, and 966,096,656 issued and 882,397,202 outstanding as of December 31, 2015	9,407	9,386
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	242,042	242,042
Additional paid-in capital	11,417,597	11,362,369
Retained earnings (accumulated deficit)	(1,824,866)	(2,141,549)
Accumulated other comprehensive loss	(70,456)	(72,804)
Common stock in treasury, at cost, 56,596,651 shares as of December 31, 2016 and 56,240,259 shares as of December 31, 2015	(1,137,960)	(1,129,401)
Total stockholders' equity	8,635,764	8,270,043
Noncontrolling interests in consolidated real estate affiliates	33,583	24,712
Noncontrolling interests related to long-term incentive plan common units	31,382	13,539
Total equity	8,700,729	8,308,294
Total liabilities and equity	$22,732,746	$24,073,555
The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
Revenues:
Minimum rents	$1,449,704	$1,481,614	$1,583,695
Tenant recoveries	668,081	689,536	739,411
Overage rents	42,534	44,024	51,611
Management fees and other corporate revenues	95,814	86,595	70,887
Other	90,313	102,137	89,955
Total revenues	2,346,446	2,403,906	2,535,559
Expenses:
Real estate taxes	229,635	222,883	227,992
Property maintenance costs	55,027	60,040	66,897
Marketing	13,155	21,958	24,654
Other property operating costs	282,591	302,797	333,620
Provision for doubtful accounts	8,038	8,081	8,055
Provision for loan loss	29,615	—	—
Property management and other costs	138,602	161,556	155,093
General and administrative	55,745	50,405	64,051
Provision for impairment	73,039	8,604	5,278
Depreciation and amortization	660,746	643,689	708,406
Total expenses	1,546,193	1,480,013	1,594,046
Operating income	800,253	923,893	941,513
Interest and dividend income	59,960	49,254	28,613
Interest expense	(571,200)	(607,675)	(699,285)
Gain (loss) on foreign currency	14,087	(44,984)	(18,048)
Gains from changes in control of investment properties and other, net	722,904	634,367	91,193
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	1,026,004	954,855	343,986
(Provision for) benefit from income taxes	(901)	38,334	(7,253)
Equity in income of Unconsolidated Real Estate Affiliates	231,615	73,390	51,568
Unconsolidated Real Estate Affiliates - gain on investment	51,555	327,017	9,710
Income from continuing operations	1,308,273	1,393,596	398,011
Discontinued operations:
Income from discontinued operations, including gains on dispositions	—	—	137,989
Gain on extinguishment of tax indemnification liability	—	—	77,215
Gain on extinguishment of debt	—	—	66,679
Discontinued operations, net	—	—	281,883
Net income	1,308,273	1,393,596	679,894
Allocation to noncontrolling interests	(19,906)	(19,035)	(14,044)
Net income attributable to GGP Inc.	1,288,367	1,374,561	665,850
Preferred Stock dividends	(15,935)	(15,937)	(15,936)
Net income attributable to common stockholders	$1,272,432	$1,358,624	$649,914

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

Basic Earnings (Loss) Per Share:
Continuing operations	$1.44	$1.54	$0.42
Discontinued operations	—	—	0.32
Total basic earnings per share	$1.44	$1.54	$0.74
Diluted Earnings (Loss) Per Share:
Continuing operations	$1.34	$1.43	$0.39
Discontinued operations	—	—	0.30
Total diluted earnings per share	$1.34	$1.43	$0.69
Comprehensive Income (Loss), Net:
Net income	$1,308,273	$1,393,596	$679,894
Other comprehensive income (loss):
Foreign currency translation	14,319	(33,292)	(13,604)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(11,978)	11,978	—
Net unrealized gains (losses) on other financial instruments	5	30	(54)
Other comprehensive (loss) income	2,346	(21,284)	(13,658)
Comprehensive income	1,310,619	1,372,312	666,236
Comprehensive income allocated to noncontrolling interests	(19,904)	(18,802)	(13,966)
Comprehensive income attributable to GGP Inc.	1,290,715	1,353,510	652,270
Preferred stock dividends	(15,935)	(15,937)	(15,936)
Comprehensive income, net, attributable to common stockholders	$1,274,780	$1,337,573	$636,334
The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2014	$9,395	$242,042	$11,372,443	$(2,915,723)	$(38,173)	$(566,863)	$82,142	$8,185,263

Net income				665,850			1,851	667,701
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(4,392)	(4,392)
Restricted stock grants, net of forfeitures (16,112 common shares)	—		2,496					2,496
Employee stock purchase program (138,446 common shares)	1		2,951					2,952
Stock option exercise, net of forfeitures (1,164,945 common shares)	12		40,714					40,726
Treasury stock purchases (27,624,282 common shares)						(555,801)		(555,801)
Cash dividends reinvested (DRIP) in stock (22,186 common shares)	1		505					506
Other comprehensive loss					(13,580)			(13,580)
Cash distributions declared ($0.63 per share)				(556,931)				(556,931)
Cash distributions on Preferred Stock				(15,936)				(15,936)
Fair value adjustment for noncontrolling interest in certain properties			3,169					3,169
Fair value adjustment for noncontrolling interest in GGPOP and other			(70,653)					(70,653)

Balance at December 31, 2014	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2015	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

Net income				1,374,561			2,685	1,377,246
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(55,050)	(55,050)
Long Term Incentive Plan Common Unit grants, net (1,645,901 LTIP Units)							11,015	11,015
Restricted stock grants, net of forfeitures (216,640 common shares)	2		3,438					3,440
Employee stock purchase program (137,247 common shares)	1		3,249					3,250
Stock option exercise, net of forfeitures (1,432,250 common shares)	14		42,602					42,616
Cancellation of repurchased common shares (4,053,620 common shares)	(40)		(52,871)	(49,922)		102,833		—
Treasury stock purchases (4,324,489 common shares)						(109,570)		(109,570)
Cash dividends reinvested (DRIP) in stock (23,542 common shares)			487					487
Other comprehensive loss					(21,051)			(21,051)
Cash distributions declared ($0.71 per share)				(627,511)				(627,511)
Cash distributions on Preferred Stock				(15,937)				(15,937)
Fair value adjustment for noncontrolling interest in Operating Partnership			13,839					13,839

Balance at December 31, 2015	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2016	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

Net income				1,288,367			4,175	1,292,542
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(3,358)	(3,358)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates			(18,416)				(2,970)	(21,386)
Contributions to noncontrolling interest in consolidated Real Estate Affiliates							13,943	13,943
Long Term Incentive Plan Common Unit grants, net (61,358 LTIP Units)			104	(950)			14,924	14,078
Restricted stock grants, net (342,037 common shares)	3		3,317					3,320
Employee stock purchase program (126,825 common shares)	—		4,206					4,206
Stock option exercise, net of forfeitures (2,886,986 common shares)	31		58,374					58,405
Cancellation of repurchased common shares (1,260,490 common shares)	(15)		(19,846)	(17,805)		37,666		—
OP Unit Conversion to Common Stock (200,000 common shares)	2		5,425					5,427
Treasury stock purchases (1,887,751 common shares)						(46,225)		(46,225)
Cash dividends reinvested (DRIP) in stock (32,381 common shares)			889	(215)				674
Other comprehensive income					14,242			14,242
Amounts reclassified from Accumulated Other Comprehensive Income					(11,894)			(11,894)
Cash distributions declared ($1.06 per share)				(936,779)				(936,779)
Cash distributions on Preferred Stock				(15,935)				(15,935)
Fair value adjustment for noncontrolling interest in Operating Partnership			21,175					21,175

Balance at December 31, 2016	$9,407	$242,042	$11,417,597	$(1,824,866)	$(70,456)	$(1,137,960)	$64,965	$8,700,729
  The accompanying notes are an integral part of these consolidated financial statements.

GGP INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash Flows provided by Operating Activities:
Net income	$1,308,273	$1,393,596	$679,894
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(231,615)	(73,390)	(51,568)
Distributions received from Unconsolidated Real Estate Affiliates	120,674	87,138	46,463
Provision for doubtful accounts	8,038	8,081	8,151
Depreciation and amortization	660,746	643,689	718,064
Amortization/write-off of deferred finance costs	11,876	11,607	13,621
Accretion/write-off of debt market rate adjustments	(5,184)	13,171	13,442
Amortization of intangibles other than in-place leases	41,154	62,106	76,615
Straight-line rent amortization	(11,867)	(27,809)	(48,935)
Deferred income taxes	15,353	(42,136)	(5,615)
Litigation loss	—	—	17,854
Gain on dispositions, net	(37,526)	(30,669)	(131,849)
Unconsolidated Real Estate Affiliates—gain on investment, net	(51,555)	(327,017)	(9,710)
Gains from changes in control of investment properties and other	(722,904)	(634,367)	(91,193)
Loss (gain) on extinguishment of debt	5,403	—	(66,679)
Provisions for impairment	73,039	8,604	5,278
Provisions for loan loss	29,615	—	—
(Gain) loss on foreign currency	(14,087)	44,984	18,048
Cash paid for extinguishment of tax indemnification liability	—	—	(138,000)
Gain on extinguishment of tax indemnification liability	—	—	(77,215)
Net changes:
Accounts and notes receivable, net	(37,489)	(30,116)	(19,613)
Prepaid expenses and other assets	(4,092)	(24,381)	(28,966)
Deferred expenses, net	(27,888)	(42,708)	(24,234)
Restricted cash	(3,306)	(3,698)	(1,070)
Accounts payable and accrued expenses	(27,924)	(4,858)	21,703
Other, net	34,111	33,061	25,238
Net cash provided by operating activities	1,132,845	1,064,888	949,724
Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(577,845)	(384,270)	(537,357)
Development of real estate and property improvements	(547,447)	(694,621)	(624,829)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	82,800	145,461	387,234
Loans to joint venture partners	(59,769)	(328,819)	(137,070)
Proceeds from repayment of loans to joint venture partners	13,042	—	—
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	1,699,466	1,155,765	361,183
Contributions to Unconsolidated Real Estate Affiliates	(135,906)	(173,704)	(130,500)
Sale (acquisition) of marketable securities	46,408	(33,300)	—
Decrease in restricted cash	28,580	733	3,414
Other, net	662	—	—
Net cash provided by (used in) investing activities	549,991	(312,755)	(677,925)
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	908,479	1,837,440	2,401,407
Principal payments on mortgages, notes and loans payable	(1,743,216)	(1,831,624)	(1,760,032)
Deferred finance costs	(13,771)	(7,095)	(21,264)
Treasury stock purchases	(34,021)	(109,570)	(555,801)
Cash distributions paid to common stockholders	(680,712)	(610,554)	(534,151)
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(24,445)	(55,050)	(4,392)
Cash distributions reinvested (DRIP) in common stock	889	658	506
Cash distributions paid to preferred stockholders	(15,935)	(15,937)	(15,936)
Cash distributions and redemptions paid to holders of common units	(5,545)	(950)	(718)
Other, net	43,303	24,973	13,782
Net cash used in financing activities	(1,564,974)	(767,709)	(476,599)
Net change in cash and cash equivalents	117,862	(15,576)	(204,800)
Cash and cash equivalents at beginning of year	356,895	372,471	577,271
Cash and cash equivalents at end of year	$474,757	$356,895	$372,471

GGP INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid	$567,137	$602,495	$688,297
Interest capitalized	5,257	12,752	16,665
Income taxes paid	4,150	14,286	10,202
Accrued capital expenditures included in accounts payable and accrued expenses	115,077	158,027	198,471
Settlement of Tax indemnification liability:
Assets	—	—	106,743
Liability extinguished	—	—	(321,958)
Non-Cash Sale of Retail Property
Assets	—	—	21,426
Liabilities and equity	—	—	(21,426)
Sale of Bayside Marketplace, Ala Moana Center and Fashion Show (Refer to Note 3)
Acquisition of Riverchase Galleria (Refer to Note 3)
The accompanying notes are an integral part of these consolidated financial statements.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1 ORGANIZATION
GGP Inc. ("GGP" or the "Company"), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". On January 17, 2017, General Growth Properties, Inc. announced that effective January 27, 2017, the Company changed its name from General Growth Properties, Inc. to GGP Inc. In these notes, the terms "we," "us" and "our" refer to GGP and its subsidiaries.
GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of December 31, 2016, we are the owner, either entirely or with joint venture partners of 127 retail properties.
Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of December 31, 2016, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.
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

GGP INC.
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
Reclassifications
For the year ended December 31, 2015, loans to our joint venture partners of $613.0 million were reclassified from accounts and notes receivable, net to notes receivable, net. In addition, accrued interest related to the loans to our joint ventures of $28.4 million were reclassified from prepaid expenses and other assets to notes receivable, net. The reclassification is to conform the prior period to the current year presentation and is intended to disaggregate the components of our receivables by type. It is a change from one acceptable presentation to another acceptable presentation.
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

GGP INC.
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
The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount
As of December 31, 2016
Tenant leases:
In-place value	$306,094	$(214,111)	$91,983
As of December 31, 2015
Tenant leases:
In-place value	$409,637	$(264,616)	$145,021
The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 16); the below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in accounts payable and accrued expenses (Note 17) in our Consolidated Balance Sheets.
Amortization/accretion of all intangibles, including the intangibles in Note 16 and Note 17, had the following effects on our income from continuing operations:

	Year Ended December 31,
	2016	2015	2014
Amortization/accretion effect on continuing operations	$(86,979)	$(137,462)	$(196,792)
Future amortization/accretion of these intangibles is estimated to decrease results from continuing operations as follows:

Year	Amount
2017	$63,350
2018	41,509
2019	25,996
2020	18,858
2021	13,445

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Marketable Securities
Marketable securities are comprised of equity securities that are classified as available-for-sale. Available-for-sale securities are presented in prepaid expenses and other assets on our Consolidated Balance Sheets at fair value. Unrealized gains and losses resulting from the mark-to-market of these securities are included in other comprehensive income. Realized gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities. During the year ended December 31, 2016, we recognized gains of $13.1 million in management fees and other corporate revenues on the Consolidated Statements of Operations and Comprehensive Income from the sale of Seritage Growth Properties stock.
Investments in Unconsolidated Real Estate Affiliates (Note 6)
We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. Under the equity method, the cost of our investment is adjusted for our share of the earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition, increased by our contributions and reduced by distributions received. Under the cost method, the cost of our investment is not adjusted for our share of the earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and distributions are treated as earnings when received.
To determine the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a variable interest entity ("VIE"). A limited partnership or other similar entity is considered a VIE unless a simple majority of limited partners (excluding limited partners that are under common control with the general partner) have substantive kick-out rights or participating rights. Recent accounting guidance amended the following: (i) modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, (iii) affected the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provided a scope exception for certain entities. If an entity is determined to be a VIE, we determine which party is the primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, future cash flow projections, the entity's financing and capital structure, and contractual relationship and terms. The adoption of the recent consolidation guidance did not materially impact our consolidated financial statements.
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

GGP INC.
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
Revenue Recognition and Related Matters
Minimum rents are recognized on a straight-line basis over the terms of the related operating leases, including the effect of any free rent periods. Minimum rents also include lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as accretion related to above-market and below-market tenant leases on acquired properties and properties that were recorded at fair value at the emergence from bankruptcy. The following is a summary of amortization of straight-line rent, net amortization/accretion related to above-market and below-market tenant leases and termination income, which is included in minimum rents:

	Year Ended December 31,
	2016	2015	2014
Amortization of straight-line rent	$11,867	$27,809	$48,254
Net amortization/accretion of above and below-market tenant leases	(33,639)	(55,062)	(66,258)
Lease termination income	16,021	13,786	10,590
The following is a summary of straight-line rent receivables, which are included in accounts receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	December 31, 2016	December 31, 2015
Straight-line rent receivables, net	$226,226	$234,862

GGP INC.
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
We provide an allowance for doubtful accounts against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The following table summarizes the changes in allowance for doubtful accounts:

	2016	2015	2014
Balance as of January 1,	$14,654	$15,621	$17,892
Provision for doubtful accounts (1)	10,534	11,833	10,934
Provisions for doubtful accounts in discontinued operations	—	—	602
Write-offs	(7,305)	(12,800)	(13,807)
Balance as of December 31,	$17,883	$14,654	$15,621
_______________________________________________________________________________

(1)	Excludes recoveries of $2.4 million, $2.1 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Year Ended December 31,
	2016	2015	2014
Management fees from affiliates (1)	$82,742	$86,595	$70,887
Management fee expense	(33,049)	(30,723)	(26,972)
Net management fees from affiliates	$49,693	$55,872	$43,915

(1)	Excludes a $13.1 million gain recognized in management fees and other corporate revenues on the divestiture of our investment in Seritage Growth Properties during the year ended December 31, 2016.
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

GGP INC.
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
During the year ended December 31, 2016, we recorded a $73.0 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income. The impairment charge related to three operating properties. We received bona fide

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

purchase offers for two properties which were less than their respective carrying values. The other property had non-recourse debt maturing during 2016 that exceeded the fair value of the operating property. This property was transferred to a special servicer in 2016.
During the year ended December 31, 2015, we recorded an $8.6 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income. This impairment charge related to one operating property and was recorded because the estimated fair value of the property, based on a bona-fide purchase offer, was less than the carrying value of the property.
During the year ended December 31, 2014, we recorded a $5.3 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income. This impairment charge related to one operating property and was recorded because the estimated fair value of the property, based on a bona-fide purchase offer was less than the carrying value of the property.
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
An impairment of $3.2 million related to our investments in Unconsolidated Real Estate Affiliates was recognized for the year ended December 31, 2015. This impairment charge related to one operating property and was recorded because the estimated fair value of the property, based on a bona-fide purchase offer, was less than the carrying value of the property. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the years ended December 31, 2016 and 2014.
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
The impairment section above includes a discussion of all impairments recognized during the years ended December 31, 2016, 2015 and 2014, which were based on Level 2 and Level 3 inputs. Note 5 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 5 also includes a discussion of available-for-sale securities measured at fair value on a recurring basis using Level 1 inputs. Note 11 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion, including the uncommitted accordion feature, available under our credit facility is spread among a diversified group of investment grade financial institutions. We had no amount and $315.0 million outstanding under our credit facility as of December 31, 2016 and 2015, respectively.
Recently Issued Accounting Pronouncements
Effective January 1, 2018, companies will be required to apply a five-step model in accounting for revenue. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. The Company has completed a preliminary review of the potential impact of this pronouncement to determine specific areas that will be affected by the adoption of this standard. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (discussed below) goes into effect, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, then revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The company is currently evaluating the adoption method that will be used for the implementation.
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
In August 2016, the FASB issued ASU 2016-15 which provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The ASU will be adopted using a retrospective transition approach. The Company is evaluating the potential impact of this pronouncement on its Consolidated Statements of Cash Flows.
In November 2016, the FASB issued ASU No. 2016-18 which requires that a statement of cash flows explain the change during the reporting period in the total of cash and cash equivalents and restricted cash or restricted cash equivalents. This standard is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the potential impact of this pronouncement on its Consolidated Statements of Cash Flows.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

In January 2017, the FASB issued ASU No. 2017-01 which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. Public entities should apply the amendments in this standard to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is adopting this pronouncement early in the first fiscal quarter of 2017. The adoption of this standard will result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed.
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
NOTE 3 ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY
On December 1, 2016, we entered into an agreement with a qualified intermediary to acquire 605 N. Michigan Avenue located in Chicago, Illinois. The Company loaned the qualified intermediary $140.0 million to acquire the property as replacement property in a reverse 1031 exchange pursuant to the applicable Internal Revenue Service policy. 605 N. Michigan Avenue was deemed to be a variable interest entity for which the Company was deemed to be the primary beneficiary as it has the ability to direct the activities of the entity that most significantly impact its economic performance and has all of the risks and rewards of ownership. Accordingly, the Company has consolidated 605 N. Michigan Avenue. The purchase price allocation was completed using a preliminary estimate of the net assets acquired.

On November 1, 2016, Riverchase Galleria (located in Hoover, Alabama) redeemed the 50% interest of our joint venture partner for a gross purchase price of $143.5 million including the assumption of our joint venture partner's $110.3 million share of property level debt. Concurrently, the 50% interest was acquired by our joint venture through certain capital contributions. Our overall ownership in Riverchase Galleria is 75.5%.

The table below summarizes the loss calculation ($ in millions):

Loss from a Change of Control in Riverchase Galleria
Cash paid to acquire our joint venture partner's interest	$33.8
Less: proportionate share of previous investment in Riverchase Galleria	(78.0)
Losses from changes in control of investment properties	$(44.2)

The following table summarizes the allocation of the purchase price to the net assets acquired at the date of acquisition. These allocations were based on the relative fair values of the assets acquired and liabilities assumed. The purchase price allocation was completed using a preliminary estimate of the net assets and liabilities acquired and is show below ($ in millions):

Allocation of the Riverchase Purchase Price
Investment in real estate, including intangible assets and liabilities	$274.3
Fair value of debt (1)	(220.7)
Net working capital (2)	12.7
Net assets acquired	$66.3
(1)    Debt represents an intercompany loan between Riverchase Galleria and GGP and eliminates in consolidation.
(2)    Includes tax increment financing (TIF) associated with the city of Hoover, Alabama.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

On October 28, 2016, we acquired four Macy's boxes, including the box at Tysons Galleria, at various properties for $45.7 million for the purpose of re-tenanting and repositioning space. Subsequently on December 8, 2016, we acquired an additional Macy's box at Stonestown Galleria for $40.7 million.
On September 15, 2016, joint ventures we formed with Simon Property Group and Authentic Brands Group LLC acquired Aeropostale for $80.0 million in total cash which included cash for working capital requirements of the retail business. In connection with the transaction, our total investment was $20.4 million of cash contributed to the ventures for an effective ownership of approximately 26% in the two joint ventures. Aeropostale is a tenant at certain of our properties for which we receive rental income included in minimum rents on the Consolidated Statements of Operations and Comprehensive Income.
On August 1, 2016, we closed on the sale of Rogue Valley Mall located in Medford, Oregon for a sales price of $61.5 million. The transaction netted proceeds of approximately $6.4 million and resulted in a loss of $1.0 million recognized in gain from changes in control of investment properties and other for the year ended December 31, 2016.

On July 29, 2016, we reached an agreement on the sale of a 50% interest in Fashion Show located in Las Vegas, Nevada to TIAA-CREF Global Investments, LLC ("TIAACREF") for a sales price of $1.25 billion. We closed on the sale of the initial 49% and received proceeds of approximately $813.9 million on July 29, 2016, and we received the remaining $16.6 million for the closing of the final 1% interest on October 4, 2016. This transaction resulted in a gain on sale of $634.9 million recognized in gain from changes in control of investment properties and other for the year ended December 31, 2016.

The table below summarizes the gain calculation ($ in millions):

Cash received from joint venture partner	$830.5
Less: Proportionate share of previous investment in Fashion Show	(195.6)
Gain from change in control of investment property	$634.9

On July 21, 2016, we closed on the sale of Newgate Mall located in Ogden, Utah for a sales price of $69.5 million. The transaction netted proceeds of approximately $8.4 million and resulted in a loss of $1.4 million recognized in gain from changes in control of investment properties and other for the year ended December 31, 2016.

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

On June 30, 2016, we closed on the sale of our 49.8% interest in One Stockton Partners, LLC in San Francisco, California to our joint venture partner for $49.8 million. In connection with the sale, $16.3 million in mortgage debt was assumed. This transaction netted proceeds of approximately $33.5 million and resulted in a gain of $22.7 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2016. In addition to the sale, the joint venture partner made an $8.0 million repayment of a note receivable.

On June 28, 2016, we closed on the sale of the office building and parking garage at Pioneer Place in Portland, Oregon for $121.8 million. This transaction netted proceeds of approximately $116.0 million and resulted in a gain on sale of $35.2 million recognized in gain from changes in control of investment properties and other for the year ended December 31, 2016.

On February 2, 2016, we closed on the acquisition of our joint venture partner's 25% interest in Spokane Valley Mall in Spokane, Washington for $37.5 million. This transaction resulted in a reduction of additional paid-in capital of $18.4 million due to the acquisition of our partner's noncontrolling interest.

On January 29, 2016 we closed on the sale of our 75% interest in Provo Towne Center in Provo, Utah to our joint venture partner for $37.5 million. Mortgage debt of $31.1 million was repaid upon closing. This transaction netted proceeds of approximately

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

$2.8 million and resulted in a loss of $6.7 million recognized in gain from changes in control of investment properties and other for the year ended December 31, 2016.

On January 29, 2016, we closed on the sale of our 10% interest in 522 Fifth Avenue in New York City to our joint venture partner for $25.0 million, inclusive of the repayment of previously existing notes receivable from our joint venture partner. We received proceeds of $10.0 million upon closing and proceeds of $5.4 million on December 15, 2016. The remaining $9.0 million will be collected on April 3, 2017. This transaction resulted in a gain on sale of $11.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the year ended December 31, 2016.

On January 15, 2016, we closed on the sale of Eastridge Mall in San Jose, California for $225.0 million. This transaction netted proceeds of approximately $216.3 million and resulted in a gain on sale of $71.7 million recognized in gain from changes in control of investment properties and other for the year ended December 31, 2016.

On January 8, 2016, we closed on the sale of our 50% interest in Owings Mills Mall in Owings Mills, Maryland to our joint venture partner for $11.6 million. This transaction netted proceeds of approximately $11.6 million and resulted in a gain on sale of $0.6 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the year ended December 31, 2016.
On November 6, 2015, we acquired an additional 2.5% direct interest in Miami Design District Associates, LLC ("MDDA") located in Miami, Florida for a gross purchase price of $40.0 million. We also own a 2.5% interest in MDDA through a joint venture and a 10% interest in MDDA through a consolidated subsidiary. The total investment of 15% is considered a cost method investment and is included in investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.
On September 24, 2015, we sold our interest in a joint venture that owns Lake Mead & Buffalo, which resulted in our recognition of a gain of $3.1 million. The $3.1 million is recognized within Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income.
On April 27, 2015, we sold the office portion of 200 Lafayette in New York City for $124.5 million. In connection with the transaction, debt of $67.0 million was repaid. The transaction netted proceeds of approximately $49.4 million and resulted in a gain on sale of $11.9 million recognized in gain from changes in control of investment properties and other on our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2015.
On April 17, 2015, we closed on the acquisition of the Crown Building located at 730 Fifth Avenue in New York City through a joint venture partner. The Crown Building was acquired for $1.78 billion, which was funded with $1.25 billion of secured debt. We own an effective 50% interest in the retail portion of the property. GGP and Jeff Sutton own, redevelop, lease and manage the retail portion of the property which is $1.30 billion of the purchase price. We own no effective interest in the office portion of the property. Vladislav Doronin’s Capital Group and Michael Shvo own, redevelop, lease and manage the office tower which was $475.0 million of the purchase price. The office tower will be redeveloped into luxury residential condominiums. At acquisition, our share of the retail property purchase price was $650.0 million and our share of the equity was $208.5 million. In connection with the acquisition, we provided $204.3 million in loans to our joint venture partners (Note 15).
On April 1, 2015, we closed on the acquisition of property through a joint venture located at 85 Fifth Avenue in New York City for $86.0 million. The acquisition was funded with $60.0 million of secured debt. We own a 50% interest in the joint venture and our share of the equity was $14.0 million. In connection with the acquisition, we provided a $7.0 million loan to our joint venture partner (Note 15).
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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

On February 27, 2015, we sold a 25% interest in Ala Moana Center in Honolulu, Hawaii for net proceeds of $907.0 million. We received $670.0 million at closing and received the remaining proceeds of $237.0 million upon completion of the redevelopment and expansion in the fourth quarter of 2016. Subsequently on April 10, 2015, we sold an additional 12.5% interest in Ala Moana Center for net proceeds of $453.5 million to another joint venture partner. We received $335.0 million at closing and received the remaining proceeds of $118.5 million upon completion of the redevelopment and expansion in the fourth quarter of 2016. As a result, our joint venture partners own a combined 37.5% economic interest in the joint venture.
Upon sale of the 25% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $584.4 million gain on change in control of investment properties and other as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the year ended December 31, 2016, we recognized an additional $34.4 million gain on change of control of investment properties and other using the percentage of completion method for the construction completed from the closing date on February 27, 2015 through December 31, 2016.

Upon sale of the 12.5% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $295.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the year ended December 31, 2016, we recognized an additional $17.2 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through December 31, 2016. The construction is complete and the full gain was recognized as of December 31, 2016.
We account for the 62.5% interest in the joint venture that owns Ala Moana Center under the equity method of accounting (Note 6) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights. Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.
The table below summarizes the gain calculation ($ in millions) for the 25% and 12.5% interests sold:

Gain on Sale of Interests in Ala Moana Center	25.0%	12.5%
Total proceeds (net of transaction costs of $6.8 million and $2.5 million, respectively)	$900.2	$451.0
Joint venture partner share of debt	462.5	231.3
Total consideration	1,362.7	682.3
Less: JV partner proportionate share of investment in Ala Moana Center and estimated development costs	(705.9)	(353.8)
Total gain from changes in control of investment properties and other	656.8	—
Total Unconsolidated Real Estate Affiliates - gain on investment	—	328.5
Gain attributable to JV partner proportionate share of investment in Ala Moana Center at closing	584.4	295.9
Gain attributable to post-sale development activities through December 31, 2015	38.0	15.4
Gain attributable to post-sale development activities for the year ended December 31, 2016	34.4	17.2

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 4 DISCONTINUED OPERATIONS AND HELD FOR DISPOSITION
In the first quarter of 2015, the Company adopted ASU No. 2014-08, "Reporting Discontinued operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company’s adoption of ASU No. 2014-08 resulted in a change in how the Company would record operating results and gains on sales of real estate. Any future sale that does not meet the updated definition of discontinued operations would not be reflected within discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Income.
During 2014, one property, which was previously transferred to a special servicer, was sold in a lender-directed sale in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $66.7 million and a reduction of property-level debt of $79.0 million. We transferred six office properties and cash aggregating total consideration of $268.0 million in full settlement of our $322.0 million tax indemnification liability (Note 19). Additionally, we sold three operating properties for $278.6 million, which resulted in a gain of $125.2 million. We used the net proceeds from these transactions to repay debt of $127.0 million.
The Company did not have any dispositions during the years ended December 31, 2016 and 2015 that qualified for discontinued operations presentation subsequent to its adoption of ASU No. 2014-08. The following table summarizes the operations of the properties included in discontinued operations for the year ended 2014.

2014
Retail and other revenue	$27,276
Total revenues	27,276
Retail and other operating expenses	17,515
Total expenses	17,515
Operating income	9,761
Interest expense, net	(2,188)
Gains on dispositions	130,416
Net income from operations	137,989
Gain on extinguishment of debt	66,679
Gain on extinguishment of tax indemnification liability	77,215
Net income from discontinued operations	$281,883
As of December 31, 2015, non-refundable deposits were received from the buyers on two properties. Therefore, the two properties were considered held for disposition as of December 31, 2015. Total assets held for disposition were $216.2 million, which included $204.4 million of net investment in real estate, and total liabilities held for disposition were $58.9 million, which included $42.6 million of mortgages, notes and loans payable.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 5 FAIR VALUE
Nonrecurring Fair Value Measurements
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
The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded as of December 31, 2016 and 2015.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Year Ended December 31, 2016
Investments in real estate (1)	$219,165	$—	$131,000	$88,165	$(73,039)
Year Ended December 31, 2015
Investments in real estate (1)	$61,500	$—	$61,500	$—	$(8,604)
_______________________________________________________________________________

(1)	Refer to Note 2 for more information regarding impairment. Investments in real estate includes consolidated properties and Unconsolidated Real Estate Affiliates.

Unobservable Quantitative Input	Range
Discount rates	9.0% to 11.0%
Terminal capitalization rates	16.0% to 17.0%
Disclosure of Fair Value of Financial Instruments
The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$10,441,166	$10,832,272	$11,921,302	$12,247,451
Variable-rate debt	1,989,252	1,990,458	2,294,858	2,304,551
	$12,430,418	$12,822,730	$14,216,160	$14,552,002
_______________________________________________________________________________

(1)	Includes net $27.8 million of market rate adjustments and $40.1 million of deferred financing costs.

(2)	Includes net $33.0 million of market rate adjustments and $40.2 million of deferred financing costs.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

The fair value of our Junior Subordinated Notes approximates their carrying amount as of December 31, 2016 and 2015. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.
Recurring Fair Value of Marketable Securities
Marketable securities are measured at fair value on our Consolidated Balance Sheets using Level 1 inputs and included in prepaid expenses and other assets. The fair values are shown below.

	December 31, 2015
	Fair Value	Cost Basis	Unrealized Gain
Marketable securities:
Seritage Growth Properties	$45,278	$33,300	$11,978

During the year ended December 31, 2016 we divested the entire investment in Seritage Growth Properties, recognized a gain of $13.1 million in management fees and other corporate revenues, and reclassified $12.0 million out of other comprehensive income (loss).

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 6 UNCONSOLIDATED REAL ESTATE AFFILIATES
Following is summarized financial information for all of our real estate related Unconsolidated Real Estate Affiliates accounted for using the equity method and a reconciliation to our total investment in Unconsolidated Real Estate Affiliates, inclusive of investments accounted for using the cost method (Note 2).

	December 31, 2016	December 31, 2015
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$2,664,736	$1,949,577
Buildings and equipment	13,555,059	12,344,045
Less accumulated depreciation	(3,538,776)	(3,131,659)
Construction in progress	284,198	828,521
Net property and equipment	12,965,217	11,990,484
Investments in unconsolidated joint ventures	503,305	421,778
Net investment in real estate	13,468,522	12,412,262
Cash and cash equivalents	455,862	426,470
Accounts receivable, net	655,655	258,589
Notes receivable, net	8,912	9,093
Deferred expenses, net	321,095	239,262
Prepaid expenses and other assets	327,645	463,030
Total assets	$15,237,691	$13,808,706
Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$10,476,935	$9,812,378
Accounts payable, accrued expenses and other liabilities	595,570	740,388
Cumulative effect of foreign currency translation ("CFCT")	(50,851)	(67,224)
Owners' equity, excluding CFCT	4,216,037	3,323,164
Total liabilities and owners' equity	$15,237,691	$13,808,706
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$4,165,186	$3,255,940
Less: joint venture partners' equity	(2,095,166)	(1,518,581)
Plus: excess investment/basis differences	1,590,821	1,550,193
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	3,660,841	3,287,552
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	180,000	180,000
Elimination of consolidated real estate investment interest through joint venture	(27,500)	—
Retail investment, net	16,146	—
Investment in Unconsolidated Real Estate Affiliates, net	$3,829,487	$3,467,552

Reconciliation—Investment in Unconsolidated Real Estate Affiliates:
Asset—Investment in Unconsolidated Real Estate Affiliates	$3,868,993	$3,506,040
Liability—Investment in Unconsolidated Real Estate Affiliates	(39,506)	(38,488)
Investment in Unconsolidated Real Estate Affiliates, net	$3,829,487	$3,467,552

(1)
The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include Fashion Show as of December 31, 2016 as the property was contributed into a joint venture during the third quarter of 2016.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$1,106,691	$1,011,393	$827,436
Tenant recoveries	473,357	443,905	355,188
Overage rents	39,298	38,282	30,915
Condominium sales	520,360	—	—
Other	52,511	52,027	39,804
Total revenues	2,192,217	1,545,607	1,253,343
Expenses:
Real estate taxes	124,355	129,593	110,665
Property maintenance costs	41,132	41,619	39,105
Marketing	22,368	19,348	14,626
Other property operating costs	214,071	214,417	172,547
Condominium cost of sales	379,401	—	—
Provision for doubtful accounts	13,665	5,427	3,052
Property management and other costs (2)	71,499	64,084	57,980
General and administrative	3,198	10,245	9,250
Depreciation and amortization	466,715	408,537	325,787
Total expenses	1,336,404	893,270	733,012
Operating income	855,813	652,337	520,331
Interest income	9,505	7,070	5,909
Interest expense	(318,628)	(395,114)	(315,339)
Provision for income taxes	(1,278)	(996)	(1,497)
Equity in loss of unconsolidated joint ventures	(45,057)	(28,513)	(194)
Income from continuing operations	500,355	234,784	209,210
Net income from disposed investment	—	—	1,415
Allocation to noncontrolling interests	(128)	(64)	(58)
Net income attributable to the ventures	$500,227	$234,720	$210,567
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$500,227	$234,720	$210,567
Joint venture partners' share of income	(235,544)	(112,582)	(114,263)
Elimination of loss from consolidated real estate investment with interest owned through joint venture	1,266	—	—
Loss on retail investment	4,264	—	—
Amortization of capital or basis differences (3)	(38,598)	(48,748)	(44,736)
Equity in income of Unconsolidated Real Estate Affiliates	$231,615	$73,390	$51,568
_______________________________________________________________________________

(1)
The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Ala Moana Center subsequent to the formation of the joint venture on February 27, 2015 and income from Fashion Show subsequent to the formation of the joint venture on July 29, 2016.

(2)	Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

(3)	Includes a $3.2 million impairment charge related to our investment in a single property venture during the year ended December 31, 2015 (Note 2).

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 25 domestic joint ventures, comprising 41 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.
On March 7, 2014, we formed a joint venture, AMX Partners, LLC ("AMX"), with Kahikolu Partners, LLC (“MKB”) for the purpose of constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. In conjunction with the closing of AMX, GGP agreed to sell the air rights above the parking podium to AMX for $50.0 million. GGP received a $50.0 million payment during the year ended December 31, 2015. AMX commenced recognizing revenues and cost of sales from the sale of condominiums using the percentage of completion method during the twelve months ended December 31, 2016.

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

On September 15, 2016, joint ventures we formed with Simon Property Group and Authentic Brands Group LLC acquired Aeropostale (Note 3), which is presented as a retail investment above.
On November 1, 2016, we acquired the other 50% interest in Riverchase Galleria through affiliates in a joint venture for a sales price of $143.5 million including the assumption of our venture partner's $110.3 million share of property level debt for the 50% interest. We now account for Riverchase Galleria as a consolidated property.

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
Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt
Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.4 billion as of December 31, 2016 and $5.1 billion as of December 31, 2015, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.
We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $86.5 million at one property as of December 31, 2016, and $87.9 million as of December 31, 2015. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

to the extent of such deficiencies. As of December 31, 2016, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.
NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	December 31, 2016 (1)	Weighted-Average Interest Rate(2)	December 31, 2015 (3)	Weighted-Average Interest Rate(2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$10,441,166	4.44%	$11,921,302	4.43%
Total fixed-rate debt	10,441,166	4.44%	11,921,302	4.43%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,997,978	2.45%	1,991,022	2.08%
Revolving credit facility	(8,726)	—	303,836	1.89%
Total variable-rate debt	1,989,252	2.45%	2,294,858	2.05%
Total Mortgages, notes and loans payable	$12,430,418	4.12%	$14,216,160	4.05%
Junior Subordinated Notes	$206,200	2.34%	$206,200	1.77%
_______________________________________________________________________________

(1)	Includes net $27.8 million of market rate adjustments and $40.1 million of deferred financing costs.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of deferred finance costs.

(3)	Includes net $33.0 million of market rate adjustments and $40.2 million of deferred financing costs.

(4)	$1.4 billion of the variable-rate balance is cross-collateralized.
Collateralized Mortgages, Notes and Loans Payable
As of December 31, 2016, $16.6 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized with other properties. Although a majority of the $12.4 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $819.0 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.
During the year ended December 31, 2016, we paid down $294.4 million of consolidated mortgage notes at two properties. The prior loans had a weighted-average term-to-maturity of 1.2 years and a weighted-average interest rate of 5.3%. In conjunction with the pay down of the loans, we paid $5.4 million in transaction costs that are included in interest expense.

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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Corporate and Other Unsecured Loans
We have certain unsecured debt obligations, the terms of which are described below:

	December 31, 2016 (1)	Weighted-Average Interest Rate	December 31, 2015 (2)	Weighted-Average Interest Rate
Unsecured debt:
Revolving credit facility	—	—	315,000	1.89%
Total unsecured debt	$—	—	$315,000	1.89%
_______________________________________________________________________________

(1)	Excludes deferred financing costs of $8.7 million that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $11.2 million that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.
Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company’s leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of December 31, 2016. No amount was outstanding on the Facility, as of December 31, 2016.
Junior Subordinated Notes
GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPN. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPN due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $57.8 million as of December 31, 2016 and $76.1 million as of December 31, 2015. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2016, with the exception of one mortgage loan where a special servicer is currently managing the operations of the property securing the mortgage loan.

GGP INC.
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
As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2013 through 2016 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2012 through 2016.
The provision for (benefit from) income taxes for the years ended December 31, 2016, 2015, and 2014 are as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Current	$804	$3,134	$13,994
Deferred	97	(41,468)	(6,741)
Total	$901	$(38,334)	$7,253
Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our TRS net operating loss carryforwards of $42.5 million are currently scheduled to expire in subsequent years through 2036.
Each TRS and certain REIT entities subject to state income taxes are tax paying components for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Total deferred tax assets	$22,090	$34,870	$19,347
Valuation allowance	(15,147)	(15,127)	(15,127)
Net deferred tax assets	6,943	19,743	4,220
Total deferred tax liabilities	(3,843)	(1,289)	(21,240)
Net deferred tax assets (liabilities)	$3,100	$18,454	$(17,020)
Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that we do not reasonably expect to realize. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.
The tax effects of temporary differences and carryforwards included in the net deferred tax assets (liabilities) as of December 31, 2016, December 31, 2015 and December 31, 2014 are summarized as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Operating loss and tax credit carryforwards	$42,496	$18,541	$15,699
Other TRS property, primarily differences in basis of assets and liabilities	(24,249)	15,040	(17,592)
Valuation allowance	(15,147)	(15,127)	(15,127)
Net deferred tax assets (liabilities)	$3,100	$18,454	$(17,020)
We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of December 31, 2016 and December 31, 2015. The $6.1 million as of December 31, 2014, excluding interest, was recognized in 2015 upon the expiration of the statute of limitations.

GGP INC.
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

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2015	87,856,714	$9.05	$8.84
July 15, 2015	88,433,357	8.99	8.78
October 15, 2015	89,039,571	8.93	8.72
December 15, 2015	89,697,535	8.86	8.66
April 15, 2016	90,288,964	8.80	8.60
July 15, 2016	90,865,607	8.75	8.54
October 14, 2016	91,553,142	8.68	8.48
December 15, 2016	92,344,178	8.61	8.41
December 27, 2016	93,268,285	8.52	8.32
_______________________________________________________________________________

Brookfield has the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 72.5 million shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of December 31, 2016, the Warrants are exercisable into approximately 62 million common shares of the Company, at a weighted-average exercise price of approximately $8.48 per share. Due to their ownership of Warrants, Brookfield’s potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.
NOTE 10 RENTALS UNDER OPERATING LEASES
We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties as of December 31, 2016 are as follows:

Year	Amount
2017	$1,380,855
2018	1,245,426
2019	1,087,327
2020	959,824
2021	832,388
Subsequent	2,525,038
$8,030,858

GGP INC.
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

	Year Ended December 31,
	2016	2015	2014
Distributions to preferred Operating Partnership units	$(8,680)	$(8,884)	$(8,965)
Net income allocation to noncontrolling interests in operating partnership from continuing operations (common units)	(7,051)	(7,466)	(3,228)
Net income allocation to noncontrolling interests in operating partnership from continuing operations (LTIP units)	(2,920)	(2,524)	—
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(1,255)	(161)	(1,851)
Allocation to noncontrolling interests	(19,906)	(19,035)	(14,044)
Other comprehensive loss (income) allocated to noncontrolling interests	2	233	78
Comprehensive income allocated to noncontrolling interests	$(19,904)	$(18,802)	$(13,966)
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
Generally, the holders of the Common Units share in any distributions by the Operating Partnership with our common stockholders. However, the Operating Partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common Units as of December 31, 2016, the aggregate amount of cash we would have paid would have been $118.7 million.
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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of December 31, 2016	Converted Basis to Common Units Outstanding as of December 31, 2016	Conversion Price	Redemption Value
Series B (1)	3.00000	1,184,417	3,694,536	$16.66670	92,290
Series D	1.50821	532,750	835,447	33.15188	26,637
Series E	1.29836	502,658	678,583	38.51000	25,133
					$144,060
_______________________________________________________________________________

(1)
The conversion price of Series B preferred units is lower than the GGP December 31, 2016 closing common stock price of $24.98. Therefore, a common stock price of $24.98 is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2016, 2015, and 2014.

Balance at January 1, 2014	$228,902
Net income	3,228
Distributions	(3,059)
Redemption of operating partnership units	(350)
Other comprehensive income	(78)
Fair value adjustment for noncontrolling interests in Operating Partnership	70,653
Balance at December 31, 2014	$299,296
Balance at January 1, 2015	299,296
Net income	7,466
Distributions	(4,258)
Redemption of operating partnership units	(805)
Other comprehensive income	(233)
Fair value adjustment for noncontrolling interests in Operating Partnership	(13,839)
Balance at December 31, 2015	$287,627
Balance at January 1, 2016	$287,627
Net income	7,051
Distributions	(5,449)
Redemption of operating partnership units	(2,120)
Preferred Unit Redemption to Common Stock	(3,205)
Other comprehensive income	(2)
Fair value adjustment for noncontrolling interests in Operating Partnership	(21,175)
Balance at December 31, 2016	$262,727
_______________________________________________________________________________

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Common Stock Dividend and Purchase of Common Stock
Our Board of Directors declared common stock dividends during 2016 and 2015 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2016
December 13	December 27	January 27, 2017	$0.26
October 31	December 15	January 6, 2017	0.22
August 1	October 14	October 31, 2016	0.20
May 2	July 15	July 29, 2016	0.19
February 1	April 15	April 29, 2016	0.19
2015
November 2	December 15	January 4, 2016	$0.19
September 1	October 15	October 30, 2015	0.18
May 21	July 15	July 31, 2015	0.17
February 19	April 15	April 30, 2015	0.17
Distributions paid on our common stock and their tax status, as sent to our shareholders, is presented in the following table. The tax status of GGP distributions in 2016, 2015, and 2014 may not be indicative of future periods.

	Year Ended December 31,
	2016	2015	2014
Ordinary income	$0.685	$0.752	$0.499
Capital gain distributions	0.300	—	0.034
Distributions per share	$0.985	$0.752	$0.533
Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 32,381 shares were issued during the year ended December 31, 2016 and 23,542 shares were issued during the year ended December 31, 2015.
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

GGP INC.
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

GGP INC.
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
Information related to our EPS calculations is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Numerators—Basic:
Income from continuing operations	$1,308,273	$1,393,596	$398,011
Preferred Stock dividend	(15,935)	(15,937)	(15,936)
Allocation to noncontrolling interests	(19,906)	(19,035)	(12,935)
Income from continuing operations—net of noncontrolling interests	1,272,432	1,358,624	369,140
Discontinued operations	—	—	281,883
Allocation to noncontrolling interests	—	—	(1,109)
Discontinued operations—net of noncontrolling interests	—	—	280,774
Net income	1,308,273	1,393,596	679,894
Preferred Stock dividend	(15,935)	(15,937)	(15,936)
Allocation to noncontrolling interests	(19,906)	(19,035)	(14,044)
Net income attributable to common stockholders	$1,272,432	$1,358,624	$649,914
Numerators—Diluted:
Income from continuing operations—net of noncontrolling interests	$1,272,432	$1,358,624	$369,140
Diluted income from continuing operations	$1,272,432	$1,358,624	$369,140
Net income attributable to common stockholders	$1,272,432	$1,358,624	$649,914
Diluted net income attributable to common stockholders	$1,272,432	$1,358,624	$649,914
Denominators:
Weighted-average number of common shares outstanding—basic	884,029	884,676	887,031
Effect of dilutive securities	68,304	66,386	57,690
Weighted-average number of common shares outstanding—diluted	952,333	951,062	944,721
Anti-dilutive Securities:
Effect of Preferred Units	5,209	5,415	5,505
Effect of Common Units	4,782	4,783	4,833
Effect of LTIP Units	1,767	1,609	—
	11,758	11,807	10,338
Options were dilutive for the years ended December 31, 2016, 2015 and 2014 and are included in the denominator of EPS. Warrants were dilutive for the years ended December 31, 2016, 2015 and 2014 and are included in the denominator of EPS.
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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

On February 10, 2014, GGPOP repurchased 27,624,282 shares of GGP’s common stock for $555.8 million. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets.  Accordingly, these shares have been excluded from the calculation of EPS.

On May 1, 2014, the shares of GGP common stock owned by GGPOP were contributed to GGPN, and as a result of these transactions, GGPN owns an aggregate of 83,428,585 shares of GGP common stock as of December 31, 2014, of which 55,969,390, with an aggregate cost of $1.1 billion, are shown as treasury stock and 27,459,195 are shown as issued, but not outstanding on our Consolidated Balance Sheets.

During the year ended December 31, 2015 GGP repurchased 4,324,489 shares of its common stock for $109.5 million. Of the shares repurchased, 270,869 had not been canceled as of December 31, 2015. As a result, these shares are presented as common stock in treasury, at cost on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

During the year ended December 31, 2016 GGP repurchased 1,887,751 shares of its common stock for $46.2 million. Of the shares repurchased, 627,261 had not been canceled as of December 31, 2016. As a result, these shares are presented as common stock in treasury, at cost on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

NOTE 13 STOCK-BASED COMPENSATION PLANS
Incentive Stock Plans
The GGP Inc. 2010 Equity Plan (the "Equity Plan") reserved for issuance of 4% of outstanding shares on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, "the Awards"). Directors, officers and other employees of GGP's and its subsidiaries and affiliates are eligible for Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of GGP's common stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed 10 years.
Stock Options
Stock options under the Equity Plan generally vest in 25% increments annually from one year from the grant date (subject to certain exceptions in the case of retirement). Options under certain previous equity plans were replaced under the Equity Plan with options, fully vested, in GGP common stock.
The following tables summarize stock option activity for the Equity Plan for GGP for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price (2)	Shares	Weighted Average Exercise Price (2)
Stock options Outstanding at January 1,	18,162,700	$17.34	19,744,224	$17.18	21,565,281	$17.11
Granted (1)	247,592	20.81	267,253	28.86	50,000	22.41
Exercised	(2,886,986)	14.45	(1,374,512)	16.54	(1,164,945)	15.33
Forfeited	(230,509)	19.94	(460,588)	19.78	(662,820)	18.71
Expired	(15,608)	17.73	(13,677)	17.17	(43,292)	14.43
Stock options Outstanding at December 31,	15,277,189	$17.90	18,162,700	$17.34	19,744,224	$17.18

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1)
Included in 2016 grants are 156,331 units related to additional grants required as a result of antidilution provisions triggered by our 2016 distribution of a special dividend declared on December 13, 2016 (Note 11).

2)	Changes to prior year weighted average exercise price is due to adjustment of the strike price for the special dividend issued in 2016.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$8.00 - $12.00	1,010,350	3.82	$9.60	1,010,350	3.82	$9.60
$13.00 - $17.00	4,076,567	4.48	14.53	4,076,567	4.48	14.53
$18.00 - $23.00	9,878,353	6.50	19.83	6,352,711	6.57	19.93
$24.00 - $30.00	311,919	8.22	27.96	57,756	7.31	28.86
Total	15,277,189	5.82	$17.90	11,497,384	5.59	$17.15
Intrinsic value ($24.98 stock price as of December 31, 2016)	$108,163			$90,025

The weighted-average fair value of stock options as of the grant date, excluding 156,331 of special dividend shares granted during 2016 as a result of antidilution provisions that were triggered by a special dividend distribution, was $4.52 for stock options granted during the year ended December 31, 2016 and $5.84 for stock options granted during the year ended December 31, 2015. The intrinsic value of stock options exercised during the year was $42.1 million, $22.9 million, and $18.2 million for the year ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.
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
The following table summarizes restricted stock activity for the respective grant year ended December 31, 2016, December 31, 2015 and December 31, 2014:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	206,219	$29.16	104,142	$14.79	1,242,924	$13.99
Granted	329,326	26.20	253,886	29.12	34,100	20.04
Vested	(71,570)	28.48	(114,563)	16.75	(1,154,894)	14.08
Canceled	(10,379)	27.28	(37,246)	26.86	(17,988)	14.73
Nonvested restricted stock grants outstanding as of end of period	453,596	$27.16	206,219	$29.16	104,142	$14.79
The weighted average remaining contractual term of nonvested awards as of December 31, 2016 was 2.7 years. The fair value of shares vested during the year was $2.0 million, $3.0 million, and $29.5 million for the year ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

GGP INC.
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
The following table summarizes LTIP Unit activity for the Equity Plan for GGP for the years ended December 31, 2016 and December 31, 2015:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value (2)
LTIP Units Outstanding at January 1,	1,724,747	$29.32	—	$—
Granted (1)	2,089,917	25.84	1,758,396	29.32
Exercised	—	—	—	—
Forfeited	(38,862)	28.95	(33,649)	29.04
Expired	—	—	—	—
LTIP Units Outstanding at December 31,	3,775,802	$27.40	1,724,747	$29.32

1)
Included in 2016 grants are 19,064 units related to additional grants required as a result of antidilution provisions triggered by our 2016 distribution of a special dividend declared on December 13, 2016 (Note 11).

2)           Changes to prior year weighted average grant date fair value is due to adjustment of the strike price for the special dividend issued in 2016.
Performance Equity Compensation
Pursuant to the Equity Plan, GGP and GGP Inc. made performance restricted stock and LTIP Unit (“equity performance instruments”) grants to certain employees. These grants are subject to certain performance vesting conditions based on Relative TSR of the Equity REIT Index, Relative TSR of the Retail REIT Index, TSR growth of the company, and FFO Growth of the company. The equity performance instruments are considered earned based on meeting these performance vesting conditions, which are each weighted 25% and vest at the end of the three-year performance period. The LTIP Units receive dividends at a ratio of 10% cash and 90% as a dividend reinvestment which is subject to the performance vesting conditions and three-year performance period.
The following table summarizes performance restricted stock and LTIP Unit activity for the respective grant year ended December 31, 2016:

	2016
	Shares	Weighted Average Grant Date Fair Value
Nonvested performance grants outstanding as of beginning of period	—	$—
Granted	593,200	26.07
Vested	—	—
Canceled	—	—
Nonvested performance grants outstanding as of end of period	593,200	$26.07

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Other Required Disclosures
Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, restricted stock, and LTIP Units and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated values of options granted were based on the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate(*)	1.52%	1.75%	2.20%
Dividend yield(*)	3.07%	2.33%	2.70%
Expected volatility	25.00%	25.00%	30.00%
Expected life (in years)	6.25	6.25	6.25
_______________________________________________________________________________

(*)	Weighted average
Compensation expense related to stock-based compensation plans is summarized in the following table:

	Year Ended December 31,
	2016	2015	2014
Stock options—Property management and other costs	$5,833	$7,103	$7,468
Stock options—General and administrative	10,448	11,006	15,074
Restricted stock—Property management and other costs	2,860	2,853	1,683
Restricted stock—General and administrative	635	603	1,013
LTIP Units - Property management and other costs	1,346	1,046	—
LTIP Units - General and administrative	14,804	10,002	—
Total	$35,926	$32,613	$25,238
Unrecognized compensation expense as of December 31, 2016 is as follows:

Year	Amount
2017	$32,196
2018	20,867
2019	10,604
2020	714
$64,381
These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates which differ from estimated forfeitures.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 14                  ACCOUNTS RECEIVABLE

The following table summarizes the significant components of accounts receivable, net.

	December 31, 2016	December 31, 2015
Trade receivables	$107,107	$109,401
Short-term tenant receivables	1,414	1,321
Straight-line rent receivable	227,859	236,589
Other accounts receivable	3,699	3,916
Total accounts receivable	340,079	351,227
Provision for doubtful accounts	(17,883)	(14,655)
Total accounts receivable, net	$322,196	$336,572

NOTE 15                  NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable, net.

	December 31, 2016	December 31, 2015
Notes receivable	665,289	636,737
Accrued interest	13,207	16,046
Total notes receivable	678,496	652,783
Discount allowance	—	(11,338)
Total notes receivable, net	678,496	641,445
On November 11, 2015, we entered into a promissory note with our joint venture partner, Ashkenazy Holding Co., LLC ("AHC"), in which we lent $57.6 million that bears interest at 8% per annum. The note is collateralized by AHC's equity in Miami Design District Associates, which is part of the AACMDD Group, LLC joint venture ("AACMDD"). On November 18, 2016, the maturity date of the note was amended to November 15, 2019. Additionally, AHC may convey the collateral of the note five business days prior to any payment due date within the contract.
On September 17, 2015, we entered into a promissory note with our joint venture partner, AHC, in which we lent $40.4 million that bears interest at 6% per annum. The note is collateralized by AHC's equity in Miami Design District Associates, which is part of AACMDD. On November 18, 2016, the maturity date of the note was amended to September 17, 2019. Additionally, AHC may convey the collateral of the note five business days prior to any payment due date within the contract.
On June 30, 2015, we entered into a promissory note with our joint venture partner MKB (defined in Note 6), in which we would lend MKB up to $80 million for capital calls after an initial contribution of $80 million by MKB and until the joint venture secured construction financing. This loan bears interest at LIBOR plus 6% and is secured by MKB's partnership interest in AMX, which is constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. As of December 31, 2016, there was $16.3 million outstanding on this loan. Construction financing closed during the third quarter of 2015.
Notes receivable includes $204.3 million of notes receivables from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York (Note 3). The first note was issued for $104.3 million, bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 9.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of December 31, 2016, there was $232.9 million outstanding on these loans.
Also included in notes receivable is $125.7 million and $51.7 million due from our joint venture partner related to the acquisition of the properties at 685 Fifth Avenue and 530 Fifth Avenue in New York, New York. The notes receivable bear interest at 7.5% and 9%, respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan balance. The notes are

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

collateralized by our partner's ownership interest in the joint ventures. The loans mature on June 27, 2024 and June 18, 2024, respectively.
On July 29, 2016, we settled a note receivable in the net amount of $78.9 million issued to Rique Empreendimentos e Participacoes Ltda. ("Rique") in exchange for approximately 18.3 million shares in Aliansce Shopping Centers, S.A. ("Aliansce"), resulting in an 11.3% ownership in Aliansce. On September 29, 2016, we sold the 18.3 million shares in Aliansce to the Canada Pension Plan Investment Board for a sales price of $84.9 million. The note receivable was issued in conjunction with our sale of Aliansce to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable was denominated in Brazilian Reais, bore interest at an effective interest rate of approximately 14%, was collateralized by shares of common stock in Aliansce, and required annual principal and interest payments over the term. As the note receivable was a collateral dependent loan, we originally estimated the provision for loss based on the fair value of the market price of the Aliansce shares which served as the collateral for the loan. Upon the settlement of the note during 2016, we decreased the provision for loan loss based on the final sales price. During 2016, we recognized a $29.6 million loss on the note recorded in the provision for loan loss on the Consolidated Statements of Operations and Comprehensive Income based on the value of the collateral and included accrued interest of $7.5 million in the provision for loan loss. We recognized the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Operations and Comprehensive Income.

NOTE 16 PREPAID EXPENSES AND OTHER ASSETS
The following table summarizes the significant components of prepaid expenses and other assets.

	December 31, 2016			December 31, 2015
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$512,802	$(368,900)	$143,902	$644,728	$(416,181)	$228,547
Below-market ground leases, net	118,994	(12,788)	106,206	119,545	(10,761)	108,784
Real estate tax stabilization agreement, net	111,506	(38,769)	72,737	111,506	(32,458)	79,048
Total intangible assets	$743,302	$(420,457)	$322,845	$875,779	$(459,400)	$416,379
Remaining Prepaid expenses and other assets:
Security and escrow deposits			59,054			87,818
Prepaid expenses			46,709			43,809
Other non-tenant receivables (1)			34,677			326,391
Deferred tax, net of valuation allowances			6,943			19,743
Marketable securities			—			45,278
Other			36,293			29,455
Total remaining Prepaid expenses and other assets			183,676			552,494
Total Prepaid expenses and other assets			$506,521			$968,873

(1)	December 31, 2015 balance includes receivable from our joint venture partners received upon completion of the redevelopment at Ala Moana in the fourth quarter of 2016.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 17 ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31, 2016			December 31, 2015
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	$267,048	$(172,210)	$94,838	$356,115	$(203,474)	$152,641
Above-market headquarters office leases, net	15,268	(10,346)	4,922	15,268	(8,604)	6,664
Above-market ground leases, net	9,127	(2,258)	6,869	9,127	(1,890)	7,237
Total intangible liabilities	$291,443	$(184,814)	$106,629	$380,510	$(213,968)	$166,542
Remaining Accounts payable and accrued expenses:
Accrued interest			47,821			46,129
Accounts payable and accrued expenses			87,485			64,954
Accrued real estate taxes			87,313			80,599
Deferred gains/income			91,720			125,701
Accrued payroll and other employee liabilities			57,721			66,970
Construction payable			115,077			158,027
Tenant and other deposits			15,061			25,296
Insurance reserve liability			14,184			15,780
Capital lease obligations			5,386			11,385
Conditional asset retirement obligation liability			5,327			5,927
Other			21,638			17,183
Total remaining Accounts payable and accrued expenses			548,733			617,951
Total Accounts payable and accrued expenses			$655,362			$784,493

NOTE 18 ACCUMULATED OTHER COMPREHENSIVE LOSS
Components of accumulated other comprehensive loss as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Net unrealized gains on financial instruments	$104	$100
Foreign currency translation	(70,560)	(84,798)
Unrealized gains on available-for-sale securities	—	11,894
Accumulated other comprehensive loss	$(70,456)	$(72,804)
NOTE 19 LITIGATION
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

GGP INC.
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
NOTE 20 COMMITMENTS AND CONTINGENCIES
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

	Year Ended December 31,
	2016	2015	2014
Contractual rent expense, including participation rent	$8,589	$8,546	$13,605
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	6,278	6,183	9,036
See Note 8 and Note 19 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.
The following table summarizes the contractual maturities of our long-term commitments. Long-term debt and ground leases include the related acquisition accounting fair value adjustments:

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	2017	2018	2019	2020	2021	Subsequent/ Other	Total
Mortgages, notes and loans payable	$365,549	$500,624	$1,059,628	$1,647,570	$2,841,413	$6,015,634	$12,430,418
Retained debt-principal	1,711	1,808	1,909	81,042	—	—	86,470
Purchase obligations	144,498	—	—	—	—	—	144,498
Ground lease payments	6,726	6,698	6,790	6,972	7,025	241,348	275,559
Junior Subordinated Notes (1)	—	—	—	—	—	206,200	206,200
Total	$518,484	$509,130	$1,068,327	$1,735,584	$2,848,438	$6,463,182	$13,143,145
_______________________________________________________________________________

(1)
The $206.2 million of Junior Subordinated Notes are due in 2036, but may be redeemed any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2021.

NOTE 21 SUBSEQUENT EVENTS
Subsequent to December 31, 2016, no events occurred that require recognition or disclosure in the consolidated financial statements, except as recognized or disclosed previously.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 22 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly data for the year ended December 31, 2016 and 2015 is summarized in the table below. In Q4 2015, Q1 2016, Q2 2016 and Q3 2016 they include the impact of provisions for impairment (Note 2). In each quarter of 2015 and 2016 the adjustments include gains from changes in control of investment properties in continuing operations and gains on investment in Unconsolidated Real Estate Affiliates (Note 3).

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$607,032	$574,586	$554,493	$610,335
Operating income	173,980	216,035	153,417	256,818
Income from continuing operations	195,337	189,901	681,748	241,284
Net income attributable to common shareholders	187,796	181,962	670,194	232,476

Basic Earnings Per Share	0.21	0.21	0.76	0.26
Diluted Earnings Per Share	0.20	0.19	0.70	0.24
Dividends declared per share	0.19	0.19	0.20	0.48

Weighted-average shares outstanding:
Basic	882,673	883,381	885,092	884,948
Diluted	950,154	952,290	955,856	950,301

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$594,143	$579,805	$585,324	$644,634
Operating income	202,813	227,378	224,975	268,727
Income from continuing operations	641,750	427,853	127,366	196,627
Net income attributable to common shareholders	630,747	417,956	119,868	190,053

Basic Earnings Per Share	0.71	0.47	0.14	0.22
Diluted Earnings Per Share	0.66	0.44	0.13	0.20
Dividends declared per share	0.17	0.17	0.18	0.19

Weighted-average shares outstanding:
Basic	885,462	886,218	884,640	882,419
Diluted	954,432	952,597	949,061	948,418
_____________________________________________________________________________

GGP INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(Dollars in thousands)

			Acquisition Cost(b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Apache Mall	Rochester, MN	—	17,738	116,663	8,043	15,111	25,781	131,774	157,555	25,609	November, 2010	(d)
Augusta Mall	Augusta, GA	169,759	25,450	137,376	—	8,620	25,450	145,996	171,446	32,068	November, 2010	(d)
Baybrook Mall	Friendswood, TX	254,814	76,527	288,241	(1,091)	6,842	75,436	295,083	370,519	50,698	November, 2010	(d)
Beachwood Place	Beachwood, OH	219,500	59,156	196,205	1,355	21,769	60,511	217,974	278,485	32,952	November, 2010	(d)
Bellis Fair	Bellingham, WA	86,550	14,122	102,033	—	24,788	14,122	126,821	140,943	22,864	November, 2010	(d)
Boise Towne Square	Boise, ID	146,854	44,182	163,118	—	9,270	44,182	172,388	216,570	31,068	November, 2010	(d)
Brass Mill Center	Waterbury, CT	66,274	31,496	99,107	—	8,165	31,496	107,272	138,768	23,874	November, 2010	(d)
Coastland Center	Naples, FL	119,332	24,470	166,038	—	1,875	24,470	167,913	192,383	29,476	November, 2010	(d)
Columbia Mall	Columbia, MO	—	7,943	107,969	(154)	596	7,789	108,565	116,354	17,808	November, 2010	(d)
Columbiana Centre	Columbia, SC	123,927	22,178	125,061	—	3,236	22,178	128,297	150,475	23,157	November, 2010	(d)
Coral Ridge Mall	Coralville, IA	110,870	20,178	134,515	2,219	3,053	22,397	137,568	159,965	25,853	November, 2010	(d)
Coronado Center	Albuquerque, NM	189,520	28,312	153,526	4,545	47,280	32,857	200,806	233,663	38,219	November, 2010	(d)
Crossroads Center	St. Cloud, MN	99,102	15,499	103,077	—	6,685	15,499	109,762	125,261	18,479	November, 2010	(d)
Cumberland Mall	Atlanta, GA	159,769	36,913	138,795	(309)	13,352	36,604	152,147	188,751	28,945	November, 2010	(d)
Deerbrook Mall	Humble, TX	140,539	36,761	133,448	—	16,123	36,761	149,571	186,332	23,552	November, 2010	(d)
Eastridge Mall	Casper, WY	43,105	5,484	36,756	—	8,370	5,484	45,126	50,610	13,058	November, 2010	(d)
Fashion Place	Murray, UT	226,325	24,068	232,456	2,079	38,930	26,147	271,386	297,533	44,419	November, 2010	(d)
Four Seasons Town Centre	Greensboro, NC	74,325	17,259	126,570	—	6,246	17,259	132,816	150,075	33,997	November, 2010	(d)
Fox River Mall	Appleton, WI	171,923	42,259	217,932	—	2,239	42,259	220,171	262,430	36,309	November, 2010	(d)
Glenbrook Square	Fort Wayne, IN	161,731	30,965	147,002	2,444	15,555	33,409	162,557	195,966	28,381	November, 2010	(d)
Governor's Square	Tallahassee, FL	69,307	18,289	123,088	—	10,781	18,289	133,869	152,158	36,206	November, 2010	(d)
Grand Teton Mall	Idaho Falls, ID	45,259	13,066	59,658	(1,026)	(4,462)	12,040	55,196	67,236	10,603	November, 2010	(d)
Greenwood Mall	Bowling Green, KY	62,864	12,459	85,370	(330)	639	12,129	86,009	98,138	20,079	November, 2010	(d)
Hulen Mall	Fort Worth, TX	122,821	8,665	112,252	—	23,546	8,665	135,798	144,463	21,897	November, 2010	(d)
Jordan Creek Town Center	West Des Moines, IA	209,087	54,663	262,608	(226)	1,244	54,437	263,852	318,289	43,863	November, 2010	(d)
Lakeside Mall	Sterling Heights, MI	144,451	36,993	130,460	(15,366)	(66,866)	21,627	63,594	85,221	780	November, 2010	(d)
Lynnhaven Mall	Virginia Beach, VA	234,482	54,628	219,013	(90)	53,302	54,538	272,315	326,853	45,128	November, 2010	(d)
Mall of Louisiana	Baton Rouge, LA	—	88,742	319,097	—	6,599	88,742	325,696	414,438	53,430	November, 2010	(d)
Mall St. Matthews	Louisville, KY	184,482	42,014	155,809	(6,522)	13,178	35,492	168,987	204,479	29,656	November, 2010	(d)
Market Place Shopping Center	Champaign, IL	112,905	21,611	111,515	—	27,193	21,611	138,708	160,319	24,584	November, 2010	(d)
Mayfair Mall	Wauwatosa, WI	346,452	84,473	352,140	(1,950)	41,682	82,523	393,822	476,345	60,926	November, 2010	(d)
Meadows Mall	Las Vegas, NV	150,557	30,275	136,846	—	1,596	30,275	138,442	168,717	23,151	November, 2010	(d)
Mondawmin Mall	Baltimore, MD	84,880	19,707	63,348	—	22,789	19,707	86,137	105,844	17,953	November, 2010	(d)
North Point Mall	San Antonio, TX	249,631	57,900	228,517	—	10,081	57,900	238,598	296,498	46,055	November, 2010	(d)
North Star Mall	Northridge, CA	312,333	91,135	392,422	—	10,800	91,135	403,222	494,357	63,780	November, 2010	(d)
Northridge Fashion Center	Alpharetta, GA	228,724	66,774	238,023	—	32,482	66,774	270,505	337,279	44,731	November, 2010	(d)

			Acquisition Cost(b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
NorthTown Mall	Spokane, WA	86,210	12,310	108,857	—	26,233	12,310	135,090	147,400	20,990	November, 2010	(d)
Oak View Mall	Omaha, NE	77,644	20,390	107,216	—	(916)	20,390	106,300	126,690	16,540	November, 2010	(d)
Oakwood Center	Gretna, LA	86,475	21,105	74,228	—	24,481	21,105	98,709	119,814	19,434	November, 2010	(d)
Oakwood Mall	Eau Claire, WI	70,692	13,786	92,114	204	5,098	13,990	97,212	111,202	17,531	November, 2010	(d)
Oglethorpe Mall	Savannah, GA	149,773	27,075	157,100	—	1,223	27,075	158,323	185,398	25,638	November, 2010	(d)
Oxmoor Center	Louisville, KY	87,186	—	117,814	—	11,585	—	129,399	129,399	22,861	November, 2010	(d)
Paramus Park	Paramus, NJ	119,515	31,320	102,054	—	6,783	31,320	108,837	140,157	20,466	November, 2010	(d)
Park City Center	Lancaster, PA	180,831	42,451	195,409	—	2,251	42,451	197,660	240,111	31,052	November, 2010	(d)
Park Place	Tucson, AZ	182,865	61,907	236,019	—	6,726	61,907	242,745	304,652	38,396	November, 2010	(d)
Peachtree Mall	Columbus, GA	78,974	13,855	92,143	942	4,772	14,797	96,915	111,712	16,030	November, 2010	(d)
Pecanland Mall	Monroe, LA	86,997	12,943	73,231	—	10,179	12,943	83,410	96,353	16,976	November, 2010	(d)
Pembroke Lakes Mall	Pembroke Pines, FL	259,115	64,883	254,910	—	(9,318)	64,883	245,592	310,475	40,637	November, 2010	(d)
Pioneer Place	Portland, OR	126,621	—	97,096	—	17,471	—	114,567	114,567	17,180	November, 2010	(d)
Prince Kuhio Plaza	Hilo, HI	42,098	—	52,373	—	11,323	—	63,696	63,696	16,929	November, 2010	(d)
Providence Place	Providence, RI	385,969	—	400,893	—	56,166	—	457,059	457,059	66,855	November, 2010	(d)
Quail Springs Mall	Oklahoma City, OK	67,120	40,523	149,571	—	7,939	40,523	157,510	198,033	21,657	June, 2013	(d)
Red Cliffs Mall	St. George, UT	31,073	6,811	33,930	—	529	6,811	34,459	41,270	10,373	November, 2010	(d)
Ridgedale Center	Minnetonka, MN	—	39,495	151,090	(4,089)	87,946	35,406	239,036	274,442	29,425	November, 2010	(d)
Riverchase Galleria	Birmingham, AL	220,665	53,423	271,508	—	—	53,423	271,508	324,931	57,952	November, 2016	(d)
River Hills Mall	Mankato, MN	70,733	16,207	85,608	—	6,325	16,207	91,933	108,140	15,414	November, 2010	(d)
Rivertown Crossings	Grandville, MI	155,287	47,790	181,770	(504)	5,114	47,286	186,884	234,170	31,736	November, 2010	(d)
Sooner Mall	Norman, OK	71,604	9,902	69,570	—	2,757	9,902	72,327	82,229	13,245	November, 2010	(d)
Spokane Valley Mall	Spokane, WA	58,127	16,817	100,209	—	(8,216)	16,817	91,992	108,809	19,237	November, 2010	(d)
Staten Island Mall	Staten Island, NY	252,664	102,227	375,612	—	(3,908)	102,227	371,704	473,931	60,428	November, 2010	(d)
Stonestown Galleria	San Francisco, CA	179,793	65,962	203,043	(1,686)	31,875	64,276	234,918	299,194	32,732	November, 2010	(d)
The Crossroads	Portage, MI	94,846	20,261	95,463	1,110	4,523	21,371	99,986	121,357	15,410	November, 2010	(d)
The Gallery at Harborplace	Baltimore, MD	79,455	15,930	112,117	—	9,170	15,930	121,287	137,217	25,192	November, 2010	(d)
The Maine Mall	South Portland, ME	234,649	36,205	238,067	(1,909)	8,394	34,296	246,461	280,757	40,536	November, 2010	(d)
The Mall in Columbia	Columbia, MD	341,086	124,540	479,171	—	25,155	124,540	504,326	628,866	80,027	November, 2010	(d)
The Oaks Mall	Gainesville, FL	129,191	21,954	173,353	—	(1,792)	21,954	171,561	193,515	25,586	April, 2012	(d)
The Parks at Arlington	Arlington, TX	252,317	19,807	299,708	49	19,691	19,856	319,399	339,255	56,615	November, 2010	(d)
The Shoppes at Buckland	Manchester, CT	120,415	35,180	146,474	(280)	7,470	34,900	153,944	188,844	24,659	November, 2010	(d)
The Shops at Fallen Timbers	Maumee, OH	21,014	3,785	31,771	(535)	(1,721)	3,250	30,050	33,300	11,117	November, 2010	(d)
The Shops at La Cantera	San Antonio, TX	349,275	80,016	350,737	—	25,296	80,016	376,032	456,048	68,816	November, 2010	(d)
The Streets at SouthPoint	Durham, NC	248,150	66,045	242,189	—	125	66,045	242,314	308,359	42,503	November, 2010	(d)
The Woodlands Mall	The Woodlands, TX	245,245	84,889	349,315	2,315	39,644	87,204	388,959	476,163	61,971	November, 2010	(d)
Town East Mall	Mesquite, TX	159,898	9,928	168,555	—	6,135	9,928	174,690	184,618	29,547	November, 2010	(d)
Tucson Mall	Tucson, AZ	245,539	2,071	193,815	—	77,525	2,071	271,340	273,411	44,048	November, 2010	(d)
Tysons Galleria	McLean, VA	305,972	90,317	351,005	(105)	9,920	90,212	360,925	451,137	54,207	November, 2010	(d)
Valley Plaza Mall	Bakersfield, CA	239,793	38,964	211,930	—	1,134	38,964	213,064	252,028	35,868	November, 2010	(d)
Visalia Mall	Visalia, CA	73,936	11,912	80,185	—	2,375	11,912	82,560	94,472	13,449	November, 2010	(d)

			Acquisition Cost(b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period(c)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Westlake Center	Seattle, WA	46,152	19,055	129,295	(14,819)	(78,954)	4,236	50,341	54,577	10,749	November, 2010	(d)
Westroads Mall	Omaha, NE	145,978	32,776	184,253	—	34,002	32,776	218,255	251,031	34,383	April, 2012	(d)
White Marsh Mall	Baltimore, MD	189,754	43,880	177,194	4,125	6,113	48,005	183,307	231,312	29,051	November, 2010	(d)
Willowbrook	Wayne, NJ	359,410	110,660	419,822	—	24,665	110,660	444,487	555,147	73,655	November, 2010	(d)
Woodbridge Center	Woodbridge, NJ	249,408	67,825	242,744	—	28,357	67,825	271,101	338,926	73,463	November, 2010	(d)
Office, other and construction in progress (e)		254,648	100,106	361,250	47,936	611,032	148,044	972,281	1,120,325	83,112	Various	(d)

	Total	$12,636,616	$3,039,642	$14,737,835	$26,375	$1,605,366	$3,066,019	$16,343,198	$19,409,217	$2,737,286

_______________________________________________________________________________

(a)	See description of mortgages, notes and other loans payable in Note 7 of Notes to Consolidated Financial Statements. Includes $1.4 billion cross-collateralized loan.

(b)	Acquisition for individual properties represents historical cost at the end of the month acquired.

(c)	The aggregate cost of land, buildings and improvements of consolidated properties for federal income tax purposes is approximately $15.4 billion.

(d)	Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term

(e)	Office and other retail properties.

GGP INC.
NOTES TO SCHEDULE III
(Dollars in thousands)

Reconciliation of Real Estate

	2016	2015	2014
(In thousands)
Balance at beginning of period	$20,285,046	$22,977,310	$22,998,275
Additions	958,651	765,960	703,227
Impairments	(130,619)	—	(5,278)
Dispositions, transfers and write-offs	(1,703,861)	(3,458,224)	(718,914)
Balance at end of period	$19,409,217	$20,285,046	$22,977,310

Reconciliation of Accumulated Depreciation

	2016	2015	2014
(In thousands)
Balance at beginning of period	$2,452,127	$2,280,845	$1,884,861
Depreciation expense	620,540	607,192	685,006
Dispositions, transfers and write-offs	(335,381)	(435,910)	(289,022)
Balance at end of period	$2,737,286	$2,452,127	$2,280,845

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
2*	Third Amended Plan of Reorganization as filed with the United States Bankruptcy Court for the Southern District of New York on October 21, 2010	8-K	2.1	10/27/2010	001-11656

3.1	Amended and Restated Certificate of Incorporation of GGP Inc., dated November 9, 2010	8-K	3.1	11/12/2010	001-34948

3.2	Third Amended and Restated Bylaws of GGP Inc., dated January 27, 2017	8-K	3.2	1/18/2017	001-34948

3.3	Certificate of Designations, Preferences and Rights of 6.375% Series A Cumulative Redeemable Preferred Stock filed with the Delaware Secretary of State on February 11, 2013	8-K	3.1	2/13/2013	001-34948

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of GGP Inc., dated January 17, 2017	8-K	3.1	1/18/2017	001-34948

4.1*	Rights Agreement dated July 27, 1993, between the Predecessor and certain other parties named therein	10-K	4.2	3/31/2006	001-11656

4.2*	Amendment to Rights Agreement dated as of February 1, 2000, between the Predecessor and certain other parties named therein	8-A12B	4.3	3/3/2010	001-11656

4.3*	Redemption Rights Agreement dated October 23, 1997, among the Predecessor, the Operating Partnership and Peter Leibowits	10-K	4.7	3/31/2006	001-11656

4.4*	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, the Predecessor and Southwest Properties Venture	10-K	4.8	3/31/2006	001-11656

4.5*	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, the Predecessor, Nashland Associates, and HRE Altamonte, Inc.	10-K	4.9	3/31/2006	001-11656

4.6*	Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, the Predecessor and the persons listed on the signature pages thereof	10-K	4.12	2/27/2008	001-11656

4.7*	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, the Predecessor and JSG, LLC	10-K	4.13	2/27/2009	001-11656

4.8*	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, the Predecessor and Everitt Enterprises, Inc.	10-K/A	4.14	4/30/2010	001-11656

4.9*	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, the Predecessor and Koury Corporation	10-K	4.15	2/27/2008	001-11656

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
4.10*	Registration Rights Agreement dated April 15, 1993, between the Predecessor, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein	10-K	4.16	2/27/2008	001-11656

10.1	Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014	10-Q	10.2	8/6/2014	001-34948

10.2	First Amendment dated July 1, 2015 to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014	10-Q	10.1	8/6/2015	001-34948

10.3	Second Amendment dated February 17, 2016, to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP	10-K	10.3	2/19/2016	001-34948

10.4	Third Amendment dated December 27, 2016 to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (filed herewith)

10.5*	Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C.	10-K	10.20	3/31/2006	001-11656

10.6*	Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002	10-K	10.21	3/31/2006	001-11656

10.7*	Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.22	3/31/2006	001-11656

10.8*	Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.23	3/31/2006	001-11656

10.9*	Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008	10-K	10.25	2/27/2008	001-11656

10.10	Second Amended and Restated Limited Liability Company Agreement of Ala Moana Holding, LLC, dated April 10, 2015	10-Q	10.1	5/1/2015	001-34948

10.11	Summary of Non-Employee Director Compensation Program Revised November 11, 2015	10-K	10.10	2/19/2016	001-34948

10.12*#	GGP Inc. 2010 Equity Incentive Plan adopted October 27, 2010	8-K	4.1	11/1/2010	001-11656

10.13#	First Amendment to GGP Inc. 2010 Equity Incentive Plan adopted November 12, 2013	8-K	10.2	11/18/2013	001-34948

10.14#	Form of Nonqualified Stock Option Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.26	11/15/2010	333-16811

10.15#	Form of Nonqualified Stock Option Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan	10-K	10.14	2/19/2016	001-34948

10.16#	Form of Restricted Stock Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.28	11/15/2010	333-16811

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.17#	Form of Restricted Stock Award Agreement (employees) pursuant to the 2010 Equity Plan	10-K	10.16	2/19/2016	001-34948

10.18#	Form of Performance-vesting Restricted Stock Award Agreement (employees) pursuant to the 2010 Equity Plan	10-K	10.17	2/19/2016	001-34948

10.19#	Form of Appreciation Only LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan	10-K	10.18	2/19/2016	001-34948

10.20#	Form of Full Value LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan	10-K	10.19	2/19/2016	001-34948

10.21#	Form of Performance-vesting Full Value LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan	10-K	10.20	2/19/2016	001-34948

10.22#	Form of Restricted Stock Award Agreement (new directors) pursuant to the 2010 Equity Plan	10-K	10.17	3/2/2015	001-34948

10.23#	Form of Restricted Stock Award Agreement (directors) pursuant to the 2010 Equity Plan	10-K	10.18	3/2/2015	001-34948

10.24#	Form of Full Value LTIP Unit Award Agreement (directors) pursuant to the 2010 Equity Incentive Plan (filed herewith)

10.25#	Employment Agreement, dated February 12, 2015, by and between the Company and Sandeep Mathrani	8-K	10.1	2/17/2015	001-34948

10.26#	Full Value LTIP Award, dated February 12, 2015, by and between the Company and Sandeep Mathrani	8-K	10.2	2/17/2015	001-34948

10.27	Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and the Predecessor	8-K	10.1	11/12/2010	001-34948

10.28	Registration Rights Agreement between affiliates of Brookfield Asset Management, Inc. and GGP Inc., dated November 9, 2010	8-K	10.7	11/12/2010	001-34948

10.29	Amended and Restated Warrant Agreement between GGP Inc. and American Stock Transfer & Trust Company, LLC, relating to the warrants issued to affiliates of Brookfield Asset Management, Inc., The Fairholme Fund, Fairholme Focused Income Fund, Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd., Pershing Square International V, Ltd. and Blackstone Real Estate Partners VI L.P. and its permitted assigns, October 28, 2013	10-Q	10.1	11/6/2013	001-34948

10.30	Relationship Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and GGP Inc., dated November 9, 2010	10-K	10.51	3/8/2011	001-34948

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.31	Amending Agreement to Relationship Agreement between Brookfield Asset Management Inc. and GGP Inc., dated January 12, 2012	10-K	10.48	2/28/2013	001-34948

10.32	Form of indemnification agreement for directors and executive officers	S-11/A	10.53	11/3/2010	333-16811

10.33	Standstill Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and GGP Inc., dated November 9, 2010	8-K	10.4	11/12/2010	001-34948

10.34	Fourth Amended and Restated Credit Agreement dated October 30, 2015	8-K	10.1	11/2/2015	001-34948

10.35	Loan Agreement by and among certain subsidiaries of GGP Inc. dated as of April 25, 2016	8-K	99.1	4/29/2016	001-34948

10.36#	Second Amended and Restated Employee Stock Purchase Plan effective May 15, 2014	10-Q	10.3	8/6/2014	001-34948

21.1	List of Subsidiaries of GGP Inc. (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to GGP Inc. (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from GGP Inc.'s. Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Conso1idated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Incorporated by reference to filings by GGP, Inc. (formerly General Growth Properties, Inc. and referred to as "the Predecessor")

#	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

S-4