Form 10-Q
period 2017-03-31
GGP Inc.
filed 2017-05-04
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2017

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

(312) 960-5000
(Registrant's telephone number, including area code)

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
☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒ Yes      ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on May 2, 2017 was 882,610,436.

GGP INC.

GGP INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,057,183	$3,066,019
Buildings and equipment	16,108,953	16,091,582
Less accumulated depreciation	(2,827,336)	(2,737,286)
Construction in progress	260,025	251,616
Net property and equipment	16,598,825	16,671,931
Investment in Unconsolidated Real Estate Affiliates	3,871,240	3,868,993
Net investment in real estate	20,470,065	20,540,924
Cash and cash equivalents	252,718	474,757
Accounts receivable, net	318,259	322,196
Notes receivable	691,791	678,496
Deferred expenses, net	248,624	209,852
Prepaid expenses and other assets	485,997	506,521
Total assets	$22,467,454	$22,732,746
Liabilities:
Mortgages, notes and loans payable	$12,567,659	$12,430,418
Investment in Unconsolidated Real Estate Affiliates	45,733	39,506
Accounts payable and accrued expenses	611,119	655,362
Dividend payable	202,007	433,961
Deferred tax liabilities	3,719	3,843
Junior subordinated notes	206,200	206,200
Total liabilities	13,636,437	13,769,290
Redeemable noncontrolling interests:
Preferred	137,410	144,060
Common	110,116	118,667
Total redeemable noncontrolling interests	247,526	262,727
Commitments and Contingencies	—	—
Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 968,603,883 issued, 882,605,693 outstanding as of March 31, 2017, and 968,153,526 issued, 884,097,680 outstanding as of December 31, 2016	9,412	9,407
Preferred Stock:
500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	242,042	242,042
Additional paid-in capital	11,439,599	11,417,597
Retained earnings (accumulated deficit)	(1,927,067)	(1,824,866)
Accumulated other comprehensive loss	(67,881)	(70,456)
Common stock in treasury, at cost, 58,538,995 shares as of March 31, 2017 and 56,596,651 shares as of December 31, 2016	(1,182,216)	(1,137,960)
Total stockholders' equity	8,513,889	8,635,764
Noncontrolling interests in consolidated real estate affiliates	32,381	33,583
Noncontrolling interests related to long-term incentive plan common units	37,221	31,382
Total equity	8,583,491	8,700,729
Total liabilities, redeemable noncontrolling interests and equity	$22,467,454	$22,732,746

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$349,013	$371,132
Tenant recoveries	163,055	172,448
Overage rents	5,937	8,145
Management fees and other corporate revenues	28,143	33,741
Other	20,184	21,566
Total revenues	566,332	607,032
Expenses:
Real estate taxes	57,494	58,103
Property maintenance costs	14,975	17,483
Marketing	2,145	2,054
Other property operating costs	69,303	70,394
Provision for doubtful accounts	3,451	3,401
Provision for loan loss	—	36,069
Property management and other costs	41,114	30,745
General and administrative	14,683	13,427
Provision for impairment	—	40,705
Depreciation and amortization	170,298	160,671
Total expenses	373,463	433,052
Operating income	192,869	173,980
Interest and dividend income	17,936	16,058
Interest expense	(132,323)	(147,677)
Gain on foreign currency	3,183	8,936
Gain from changes in control of investment properties and other, net	—	74,555
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	81,665	125,852
Provision for income taxes	(4,510)	(2,920)
Equity in income of Unconsolidated Real Estate Affiliates	33,214	57,491
Unconsolidated Real Estate Affiliates - gain on investment, net	—	14,914
Net income	110,369	195,337
Allocation to noncontrolling interests	(3,209)	(3,557)
Net income attributable to GGP Inc.	107,160	191,780
Preferred Stock dividends	(3,984)	(3,984)
Net income attributable to common stockholders	$103,176	$187,796
Earnings Per Share:
Basic	$0.12	$0.21
Diluted	$0.11	$0.20
Dividends declared per share	$0.22	$0.19

GGP INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued) (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Comprehensive Income, Net:
Net income	$110,369	$195,337
Other comprehensive income (loss)
Foreign currency translation	2,567	6,961
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	(11,978)
Net unrealized gains on other financial instruments	13	9
Other comprehensive income (loss)	2,580	(5,008)
Comprehensive income	112,949	190,329
Comprehensive income allocated to noncontrolling interests	(3,214)	(3,495)
Comprehensive income attributable to GGP Inc.	109,735	186,834
Preferred Stock dividends	(3,984)	(3,984)
Comprehensive income, net, attributable to common stockholders	$105,751	$182,850

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2016	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

Net income				191,780			321	192,101
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(954)	(954)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates			(16,384)				(3,002)	(19,386)
Long Term Incentive Plan Common Unit grants, net (684,216 LTIP Units)			12	(950)			4,326	3,388
Restricted stock grants, net (333,953 common shares)	3	—	673					676
Employee stock purchase program (66,666 common shares)	1		2,451					2,452
Stock option exercised (318,826 common shares)	3		9,901					9,904
Cancellation of repurchased common shares (270,869 common shares)	(2)		(3,415)	(3,356)		6,773		—
Cash dividends reinvested (DRIP) in stock (6,398 common shares)	—	—	170					170
Other comprehensive loss					6,948			6,948
Amounts reclassified from accumulated other comprehensive income					(11,894)			(11,894)
Cash distributions declared ($0.19 per share)				(167,766)				(167,766)
Cash distributions on Preferred Stock				(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership			(24,130)					(24,130)

Balance at March 31, 2016	$9,391	$242,042	$11,331,647	$(2,125,825)	$(77,750)	$(1,122,628)	$38,942	$8,295,819

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2017	$9,407	$242,042	$11,417,597	$(1,824,866)	$(70,456)	$(1,137,960)	$64,965	$8,700,729

Cumulative effect of accounting change			2,342	(3,000)			658	—
Net income				107,160			503	107,663
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,450)	(1,450)
Long Term Incentive Plan Common Unit grants, net (582,229 LTIP Units)			795	(800)			4,926	4,921
Restricted stock grants, net (742,273 common shares)	8	—	2,026					2,034
Employee stock purchase program (81,709 common shares)	1		2,024					2,025
Stock options exercised (231,799 common shares)	2		7,710					7,712
Cancellation of repurchased common shares (627,261 common shares)	(6)		(8,178)	(7,136)		15,320		—
Treasury stock purchase (2,569,605 common shares)						(59,576)		(59,576)
Cash dividends reinvested (DRIP) in stock (21,837 common shares)	—	—	547	—				547
Other comprehensive income					2,575			2,575
Cash distributions declared ($0.22 per share)				(194,441)				(194,441)
Cash distributions on Preferred Stock				(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership			14,736					14,736

Balance at March 31, 2017	$9,412	$242,042	$11,439,599	$(1,927,067)	$(67,881)	$(1,182,216)	$69,602	$8,583,491

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$110,369	$195,337
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(33,214)	(57,491)
Distributions received from Unconsolidated Real Estate Affiliates	28,752	26,609
Provision for doubtful accounts	3,451	3,401
Depreciation and amortization	170,298	160,671
Amortization/write-off of deferred finance costs	2,985	2,710
Accretion/write-off of debt market rate adjustments	(1,120)	(207)
Amortization of intangibles other than in-place leases	11,437	11,530
Straight-line rent amortization	893	(5,447)
Deferred income taxes	2,623	2,118
Gain on dispositions, net	—	(20,248)
Unconsolidated Real Estate Affiliates - gain on investment, net	—	(14,914)
Gain from changes in control of investment properties and other, net	—	(74,555)
Provision for impairment	—	40,705
Provision for loan loss	—	36,069
Gain on foreign currency	—	(8,936)
Net changes:
Accounts and notes receivable, net	(9,955)	(2,842)
Prepaid expenses and other assets	(6,920)	(8,031)
Deferred expenses, net	(10,722)	(9,547)
Restricted cash	6,783	6,981
Accounts payable and accrued expenses	(44,557)	(55,141)
Other, net	7,812	9,248
Net cash provided by operating activities	238,915	238,020
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	—	(21,087)
Development of real estate and property improvements	(110,619)	(120,410)
Loans to joint venture partners	(3,787)	(20,957)
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	—	238,676
Contributions to Unconsolidated Real Estate Affiliates	(28,818)	(30,200)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	40,177	20,384
Sale of marketable securities	—	46,409
Decrease (increase) in restricted cash	734	(80)
Net cash (used in) provided by investing activities	(102,313)	112,735
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	290,000	—
Principal payments on mortgages, notes and loans payable	(154,624)	(350,375)
Treasury stock purchases	(71,105)	—
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(1,450)	(954)
Cash distributions paid to common stockholders	(424,656)	(167,698)
Cash distributions reinvested (DRIP) in common stock	547	170
Cash distributions paid to preferred stockholders	(3,984)	(3,984)
Cash distributions and redemptions paid to unit holders	(5,797)	(1,233)
Other, net	9,245	9,523
Net cash used in financing activities	(361,824)	(514,551)
Effect of foreign exchange rates on cash and cash equivalents	3,183	—
Net change in cash and cash equivalents	(222,039)	(163,796)
Cash and cash equivalents at beginning of period	474,757	356,895
Cash and cash equivalents at end of period	$252,718	$193,099

GGP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$128,316	$145,398
Interest capitalized	1,595	1,466
Income taxes paid	2,467	544
Accrued capital expenditures included in accounts payable and accrued expenses	106,862	116,220
Sale of Ala Moana (Refer to Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1        ORGANIZATION

Readers of this Quarterly Report should refer to the Company's (as defined below) audited consolidated financial statements for the year ended December 31, 2016 which are included in the Company's Annual Report on Form 10-K (our "Annual Report") for the fiscal year ended December 31, 2016 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report. Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

GGP Inc. ("GGP" or the "Company"), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". Effective January 27, 2017, the Company changed its name from General Growth Properties, Inc. to GGP Inc. In these notes, the terms "we," "us" and "our" refer to GGP and its subsidiaries.

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of March 31, 2017, we are the owner, either entirely or with joint venture partners, of 127 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of March 31, 2017, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

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

GGP INC.

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

GGP INC.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of March 31, 2017
Tenant leases:
In-place value	$286,795	$(185,432)	$101,363

As of December 31, 2016
Tenant leases:
In-place value	$306,094	$(214,111)	$91,983

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

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended March 31,
	2017	2016
Amortization/accretion effect on continuing operations	$(24,919)	$(24,184)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2017 Remaining	$46,119
2018	41,819
2019	26,050
2020	19,247
2021	14,275

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

GGP INC.

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
To determine the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a variable interest entity ("VIE"). A limited partnership or other similar entity is considered a VIE unless a simple majority of limited partners (excluding limited partners that are under common control with the general partner) have substantive kick-out rights or participating rights. Accounting guidance amended the following: (i) modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, (iii) affected the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provided a scope exception for certain entities. If an entity is determined to be a VIE, we determine which party is the primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, future cash flow projections, the entity's financing and capital structure, and contractual relationship and terms. The adoption of the consolidation guidance did not materially impact our consolidated financial statements.
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
To the extent that we contribute assets to a joint venture accounted for using the equity method, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. We will recognize gains and losses on the contribution of our real estate to joint ventures, relating solely to the outside partner's interest, to the extent the buyer is independent of the Company, the collection of the sales price is reasonably assured, and we will not be required to support the operations of the property or its related obligations to an extent greater than our proportionate interest.
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

GGP INC.

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

	Three Months Ended March 31,
	2017	2016
Management fees from affiliates (1)	$28,143	$20,669
Management fee expense	(8,803)	(7,902)
Net management fees from affiliates	$19,340	$12,767

(1)
Excludes a $13.1 million gain recognized in management fees and other corporate revenues on the divestiture of our investment in Seritage Growth Properties during the three months ended March 31, 2016.

Impairment

Operating properties

We regularly review our consolidated properties for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant decreases in occupancy percentage, debt maturities, changes in management's intent with respect to the properties and prevailing market conditions.

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

GGP INC.

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

During the three months ended March 31, 2016, we recorded a $40.7 million impairment charge on our Consolidated Statements of Comprehensive Income related to two operating properties. We received a bona fide purchase offer during the three months ended March 31, 2016 for one property which was less than the carrying value. The other property had non-recourse debt that matured during 2016 and exceeded the fair value of the operating property. This property was transferred to a special servicer during 2016.

No provisions for impairment were recognized for the three months ended March 31, 2017.

Changes in economic and operating conditions that occur subsequent to our review of recoverability of our properties could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those properties differ from actual results.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we performed for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three months ended March 31, 2017 and 2016. Changes in economic and operating conditions that occur subsequent to our review of recoverability of our investments in Unconsolidated Real Estate Affiliates could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those investments differ from actual results.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion, including the uncommitted accordion feature, available under

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

our credit facility is spread among a diversified group of investment grade financial institutions. We had $240.0 million outstanding and no outstanding balance under our credit facility as of March 31, 2017 and December 31, 2016, respectively.

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
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02 which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. However, leasing costs that are currently eligible to be capitalized as initial direct costs are limited by ASU 2016-02. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07 which eliminates the requirement for retrospective application of equity method accounting when an investment previously accounted for by another method initially qualifies for the equity method. This standard is effective for all entities for fiscal years beginning after December 15, 2016 with earlier application permitted. The adoption of this standard did not materially impact the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 which simplifies the accounting for stock compensation related items such as income tax accounting, award classification, estimation of forfeitures, and cash flow presentation. The amendments in the ASU are effective for public business entities for annual periods beginning after December 15, 2016. The Company accounted for this compensation award adjustment by means of a cumulative-effect adjustment to equity as of January 1, 2017.
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
In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the reporting period in the total of cash and cash equivalents and restricted cash or restricted cash equivalents. This standard is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the potential impact of this pronouncement on its Consolidated Statements of Cash Flows.
In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. Public entities should apply the amendments in this standard to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this pronouncement early in the first fiscal quarter of 2017. The adoption of this standard resulted in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses are capitalized rather than expensed.

In February 2017, the FASB issued ASU 2017-05 which clarifies the accounting for the derecognition of nonfinancial assets by eliminating the exception in current GAAP for transfers of investments in real estate entities (including equity method investments). The amendments in this update provide guidance on the accounting of partial sales of nonfinancial assets and contributions of nonfinancial assets to a joint venture or other noncontrolling investee. Once this guidance is adopted, an entity would use the guidance in the new revenue recognition standard (discussed above) to determine whether it is transferring multiple, distinct assets and would recognize a gain or loss for each distinct asset transferred. When an entity transfers nonfinancial assets included in a subsidiary and retains or receives an equity interest, it first determines whether it has retained a controlling financial interest in the subsidiary. If so, the entity does not derecognize the assets and accounts for the sale of noncontrolling interest in the subsidiary under the consolidation guidance covering decreases in ownership which would result in recognizing a gain or loss in equity. If an entity retains or receives a noncontrolling interest in the entity that owns the asset post-sale, that noncontrolling interest is considered noncash consideration and is included in the transaction price at its fair value. The retained noncontrolling interest is included at its fair value and results in an entity recognizing 100% of the gain on sale of the asset which differs from current applicable GAAP. Public entities should apply the amendments in this standard to annual periods beginning after December 15, 2017, including interim periods within those periods. Entities are required to adopt this standard in conjunction with the new revenue recognition standard which we will adopt on January 1, 2018. The adoption of this standard will result in higher gains on the sale of partial real estate interests due to recognizing 100% of the gain on sale of the partial interest and recording the retained noncontrolling interest at fair value.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

The acquisition of 605 N. Michigan Avenue on December 1, 2016 was recorded in 2016 using a preliminary estimate of the net assets acquired. Certain amounts were reclassified according to the subsequent purchase price allocation recorded during the three months ended March 31, 2017.

On February 2, 2016, we closed on the acquisition of our joint venture partner's 25% interest in Spokane Valley Mall in Spokane, Washington for $37.5 million. This transaction resulted in a reduction of additional paid-in capital of $16.4 million due to the acquisition of our partner's noncontrolling interest.

On January 29, 2016 we closed on the sale of our 75% interest in Provo Towne Center in Provo, Utah to our joint venture partner for $37.5 million. Mortgage debt of $31.1 million was repaid upon closing. This transaction netted proceeds of approximately $2.8 million and resulted in a loss of $4.0 million recognized in gain from changes in control of investment properties and other for the three months ended March 31, 2016.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On January 29, 2016, we closed on the sale of our 10% interest in 522 Fifth Avenue in New York City to our joint venture partner for $25.0 million, inclusive of the repayment of previously existing notes receivable from our joint venture partner. We received proceeds of $10.0 million upon closing and proceeds of $5.4 million on December 15, 2016. The remaining $9.0 million will be collected on May 25, 2017. This transaction resulted in a gain on sale of $11.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the three months ended March 31, 2016.

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

GGP INC.

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$10,336,260	$10,658,349	$10,441,166	$10,832,272
Variable-rate debt	2,231,399	2,232,824	1,989,252	1,990,458
	$12,567,659	$12,891,173	$12,430,418	$12,822,730

(1)	Includes net market rate adjustments of $26.7 million and deferred financing costs of $37.1 million.

(2)	Includes net market rate adjustments of $27.8 million and deferred financing costs of $40.1 million.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of March 31, 2017 and December 31, 2016. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

GGP INC.

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

	March 31, 2017	December 31, 2016
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$2,672,964	$2,664,736
Buildings and equipment	13,558,564	13,555,059
Less accumulated depreciation	(3,636,927)	(3,538,776)
Construction in progress	311,558	284,198
Net property and equipment	12,906,159	12,965,217
Investment in unconsolidated joint ventures	505,502	503,305
Net investment in real estate	13,411,661	13,468,522
Cash and cash equivalents	475,505	455,862
Accounts receivable, net	959,654	655,655
Notes receivable	8,871	8,912
Deferred expenses, net	372,744	321,095
Prepaid expenses and other assets	325,651	327,645
Total assets	$15,554,086	$15,237,691
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$10,540,596	$10,476,935
Accounts payable, accrued expenses and other liabilities	831,160	595,570
Cumulative effect of foreign currency translation ("CFCT")	(47,722)	(50,851)
Owners' equity, excluding CFCT	4,230,052	4,216,037
Total liabilities and owners' equity	$15,554,086	$15,237,691
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$4,182,330	$4,165,186
Less: joint venture partners' equity	(2,062,935)	(2,095,166)
Plus: excess investment/basis differences	1,547,819	1,590,821
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	3,667,214	3,660,841
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	180,000	180,000
Elimination of consolidated real estate investment interest through joint venture	(25,748)	(27,500)
Retail investment, net	4,041	16,146
Investment in Unconsolidated Real Estate Affiliates, net	$3,825,507	$3,829,487
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$3,871,240	$3,868,993
Liability - Investment in Unconsolidated Real Estate Affiliates	(45,733)	(39,506)
Investment in Unconsolidated Real Estate Affiliates, net	$3,825,507	$3,829,487

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$295,867	$258,122
Tenant recoveries	122,019	115,446
Overage rents	6,106	7,527
Condominium sales	96,987	282,838
Other	13,078	12,104
Total revenues	534,057	676,037
Expenses:
Real estate taxes	35,057	30,546
Property maintenance costs	11,489	10,995
Marketing	4,562	8,508
Other property operating costs	53,630	50,510
Condominium cost of sales	70,714	206,221
Provision for doubtful accounts	1,964	3,732
Property management and other costs (2)	18,460	16,907
General and administrative	573	273
Depreciation and amortization	122,491	109,281
Total expenses	318,940	436,973
Operating income	215,117	239,064
Interest income	2,729	1,899
Interest expense	(110,988)	(101,018)
Provision for income taxes	(278)	(169)
Equity in loss of unconsolidated joint ventures	(4,354)	(32,437)
Income from continuing operations	102,226	107,339
Allocation to noncontrolling interests	(24)	(32)
Net income attributable to the ventures	$102,202	$107,307
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$102,202	$107,307
Joint venture partners' share of income	(52,236)	(40,459)
Elimination of loss from consolidated real estate investment with interest owned through joint venture	1,052	—
Loss on retail investment	(10,212)	—
Amortization of capital or basis differences	(7,592)	(9,357)
Equity in income of Unconsolidated Real Estate Affiliates	$33,214	$57,491

(1)	The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Fashion Show subsequent to the formation of the joint venture on July 29, 2016.

(2)	Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 25 domestic joint ventures, comprising 41 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in

GGP INC.

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

On March 7, 2014, we formed a joint venture, AMX Partners, LLC ("AMX"), with Kahikolu Partners, LLC ("MKB") for the purpose of constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. AMX commenced recognizing revenues and cost of sales from the sale of condominiums using the percentage of completion method during 2016.

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

On September 15, 2016, joint ventures we formed with Simon Property Group and Authentic Brands Group LLC acquired Aeropostale, which is presented as a retail investment above.
Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.4 billion as of March 31, 2017 and December 31, 2016, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $86.1 million at one property as of March 31, 2017, and $86.5 million as of December 31, 2016. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of March 31, 2017, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	March 31, 2017 (1)	Weighted-Average Interest Rate (2)	December 31, 2016 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$10,336,260	4.43%	$10,441,166	4.44%
Total fixed-rate debt	10,336,260	4.43%	10,441,166	4.44%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,999,548	2.62%	1,997,978	2.45%
Revolving credit facility (5)	231,851	2.18%	(8,726)	—
Total variable-rate debt	2,231,399	2.57%	1,989,252	2.45%
Total Mortgages, notes and loans payable	$12,567,659	4.10%	$12,430,418	4.12%
Junior subordinated notes	$206,200	2.49%	$206,200	2.34%

(1)	Includes $26.7 million of market rate adjustments and $37.1 million of deferred financing costs.

(2)	Represents the weighted-average interest rates on our contractual principal balances.

(3)	Includes $27.8 million of market rate adjustments and $40.1 million of deferred financing costs.

(4)	$1.4 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2017, $16.4 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized with other properties. Although a majority of the $12.3 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $819.0 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

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

During the three months ended March 31, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	March 31, 2017 (1)	Weighted-Average Interest Rate	December 31, 2016 (2)	Weighted-Average Interest Rate
Unsecured debt:
Revolving credit facility	$240,000	2.18%	$—	—
Total unsecured debt	$240,000	2.18%	$—	—

(1)	Excludes deferred financing costs of $8.1 million in 2017 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $8.7 million in 2016 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company's leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of March 31, 2017. As of March 31, 2017, $240.0 million was outstanding on the Facility.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior subordinated notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior subordinated notes. The Junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $56.4 million as of March 31, 2017 and $57.8 million as of December 31, 2016. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2017, with the exception of one mortgage loan. A special servicer is currently managing the operations of the property securing the mortgage loan.

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

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of March 31, 2017.

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
	73,930,000

The exercise prices of the Warrants are subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events. In accordance with the agreement, these calculations adjust both the exercise price and the number of shares issuable for the originally issued 73,930,000 Warrants. During 2016 and 2017, the number of shares issuable upon exercise of the outstanding Warrants changed as follows:

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2016	90,288,964	$8.80	$8.60
July 15, 2016	90,865,607	8.75	8.54
October 14, 2016	91,553,142	8.68	8.48
December 15, 2016	92,344,178	8.61	8.41
December 27, 2016	93,268,285	8.52	8.32

The warrant holders have the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants in the amount of approximately $618 million in exchange for approximately 72.5 million shares of common stock) or net share settle. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of March 31, 2017, the Warrants are exercisable into approximately 59 million common shares of the Company, at a weighted-average exercise price of approximately $8.48 per share. Due to their ownership of Warrants, Brookfield's potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

GGP INC.

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

	Three Months Ended March 31,
	2017	2016
Distributions to preferred GGPOP units	$(2,130)	$(2,201)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(575)	(1,035)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(255)	(490)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(249)	169
Allocation to noncontrolling interests	(3,209)	(3,557)
Other comprehensive (income) loss allocated to noncontrolling interests	(5)	62
Comprehensive income allocated to noncontrolling interests	$(3,214)	$(3,495)

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

The Common and Preferred Units of GGPOP are recorded at the greater of the carrying amount adjusted for the noncontrolling interest's share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their redemption value (i.e. fair value) as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at Net income (loss) attributable to GGP Inc.

The common redeemable noncontrolling interests have been recorded at fair value for all periods presented. One tranche of preferred redeemable noncontrolling interests has been recorded at fair value, while the other tranches of preferred redeemable noncontrolling interests have been recorded at carrying value.

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of March 31, 2017, the aggregate amount of cash we would have paid would have been $110.1 million and $137.4 million, respectively.

GGPOP issued Preferred Units that are convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of March 31, 2017	Converted Basis to Common Units Outstanding as of March 31, 2017	Conversion Price	Redemption Value (1)
Series B	3.00000	1,184	3,695	$16.66670	$85,640
Series D	1.50821	533	835	33.15188	26,637
Series E	1.29836	503	679	38.51000	25,133
					$137,410

(1)
The conversion price of Series B preferred units is lower than the GGP March 31, 2017 closing common stock price of $23.18; therefore, the March 31, 2017 common stock price of $23.18, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value.

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2017, and 2016.

Balance at January 1, 2016	$287,627
Net income	1,035
Distributions	(1,668)
Redemption of GGPOP units	(1,592)
Other comprehensive loss	(62)
Fair value adjustment for noncontrolling interests in Operating Partnership	24,130
Balance at March 31, 2016	$309,470

Balance at January 1, 2017	$262,727
Net income	575
Distributions	(1,045)
Other comprehensive income	5
Fair value adjustment for noncontrolling interests in Operating Partnership	(14,736)
Balance at March 31, 2017	$247,526

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
May 1	July 13, 2017	July 28, 2017	$0.22
January 30	April 13, 2017	April 28, 2017	0.22
2016
December 13	December 27, 2016	January 27, 2017	$0.26
October 31	December 15, 2016	January 6, 2017	0.22
August 1	October 14, 2016	October 31, 2016	0.20
May 2	July 15, 2016	July 29, 2016	0.19
February 1	April 15, 2016	April 29, 2016	0.19

Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

will be able to have that dividend reinvested. As a result of the DRIP elections, 21,837 shares were issued during the three months ended March 31, 2017 and 6,398 shares were issued during the three months ended March 31, 2016.

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

Our Board of Directors declared preferred stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
May 1	June 15, 2017	July 3, 2017	$0.3984
January 30	March 15, 2017	April 3, 2017	0.3984
2016
October 31	December 15, 2016	January 3, 2017	$0.3984
August 1	September 15, 2016	October 3, 2016	0.3984
May 2	June 15, 2016	July 1, 2016	0.3984
February 1	March 15, 2016	April 1, 2016	0.3984

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the three months ended March 31, 2017, and 2016:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at January 1, 2016	$(84,798)	$100	$11,894	$(72,804)
Other comprehensive income (loss)	6,939	9	(11,894)	(4,946)
Balance at March 31, 2016	$(77,859)	$109	$—	$(77,750)

Balance at January 1, 2017	$(70,560)	$104	$—	$(70,456)
Other comprehensive income (loss)	2,563	12	—	2,575
Balance at March 31, 2017	$(67,997)	$116	$—	$(67,881)

Realized gains from the sale of available-for-sale securities are included in management fees and other corporate revenues.

GGP INC.

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Numerators - Basic and Diluted:
Net income	110,369	195,337
Preferred Stock dividends	(3,984)	(3,984)
Allocation to noncontrolling interests	(3,209)	(3,557)
Net income attributable to common stockholders	$103,176	$187,796
Denominators:
Weighted-average number of common shares outstanding - basic	884,505	882,673
Effect of dilutive securities	65,011	67,481
Weighted-average number of common shares outstanding - diluted	949,516	950,154
Anti-dilutive Securities:
Effect of Preferred Units	5,209	5,415
Effect of Common Units	4,751	4,768
Effect of LTIP Units	1,891	1,742
Weighted-average number of anti-dilutive securities	11,851	11,925

For the three months ended March 31, 2017 and 2016, dilutive options and dilutive shares related to the Warrants are included in the denominator of diluted EPS.

Outstanding Common Units and LTIP Units have been excluded from the diluted earnings per share calculation because including such units would also require that the share of GGPOP income attributable to such units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Units dividend be added back to the net income, resulting in anti-dilution.

GGP owned 58,538,995 and 55,969,390 shares of treasury stock as of March 31, 2017 and 2016, respectively. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Additionally, GGPOP holds 27,459,195 shares of stock as a result of warrants purchased during the year ended December 31, 2013. These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 11    STOCK-BASED COMPENSATION PLANS

The GGP Inc. 2010 Equity Plan (the "Equity Plan") reserved for issuance of 4% of outstanding shares on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the "Awards"). Directors, officers and other employees of GGP and its subsidiaries and affiliates are eligible for the Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of GGP's common stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed 10 years.

On November 12, 2014, the Company's Equity Plan was amended to allow for the grant of LTIP Units to certain officers, directors, and employees of the Company as an alternative to the Company's stock options or restricted stock. LTIP Units are classes of partnership interests that under certain conditions, including vesting, are convertible by the holder into common units, which are redeemable by the holder for common shares on a one-to-one ratio (subject to adjustment for changes to GGP's capital structure) or for the cash value of such shares at the option of the Company.

On February 17, 2016, the Company's Equity Plan was amended to allow for the grant of restricted stock or LTIP Units to certain officers, directors, and employees of the Company that vest based on the achievement of certain established metrics that are based on the performance of the Company.

On January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation. This new guidance allowed us to make the election to account for share-based payment forfeitures when they occur which resulted in a cumulative effect of accounting change adjustment of $3.0 million to additional paid-in capital, noncontrolling interests related to LTIP Units and accumulated distributions in excess of earnings as of January 1, 2017.

Compensation expense related to stock-based compensation plans for the three months ended March 31, 2017, and 2016 is summarized in the following table in thousands:

	Three Months Ended March 31,
	2017	2016
Stock options - Property management and other costs	$973	$1,487
Stock options - General and administrative	2,186	2,755
Restricted stock - Property management and other costs	1,512	541
Restricted stock - General and administrative	519	149
LTIP Units - Property management and other costs	400	209
LTIP Units - General and administrative	4,608	3,168
Total	$10,198	$8,309

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan for GGP for the three months ended March 31, 2017, and 2016:

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price (1)
Stock options Outstanding at January 1,	15,277,189	$17.90	18,162,700	$17.34
Granted	—	—	91,261	25.81
Exercised	(231,799)	19.64	(318,826)	17.61
Forfeited	(99,531)	22.35	(207,446)	19.82
Expired	(1,081)	28.86	(468)	19.05
Stock options Outstanding at March 31,	14,944,778	$17.84	17,727,221	$17.35

(1)	Changes to prior year weighted average exercise price is due to adjustment of the strike price for the special dividend issued in 2016.

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value (1)
LTIP Units Outstanding at January 1,	4,345,912	$27.27	1,724,747	$29.32
Granted	553,526	25.38	2,640,963	25.89
Exercised	(15,480)	29.15	—	—
Forfeited	(25,565)	27.69	(38,862)	28.98
Expired	—	—	—	—
LTIP Units Outstanding at March 31,	4,858,393	$27.05	4,326,848	$27.23

(1)	Changes to prior year weighted average exercise price is due to adjustment of the strike price for the special dividend issued in 2016.

	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted stock Outstanding at January 1,	476,686	$27.11	206,219	$29.16
Granted	782,869	25.36	336,518	26.11
Vested	(128,266)	27.25	(56,594)	28.95
Canceled	(40,596)	26.28	(2,565)	27.77
Restricted stock Outstanding at March 31,	1,090,693	25.87	483,578	27.07

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	March 31, 2017	December 31, 2016
Trade receivables	$103,966	$107,107
Short-term tenant receivables	1,310	1,414
Straight-line rent receivable	226,955	227,859
Other accounts receivable	4,234	3,699
Total accounts receivable	336,465	340,079
Provision for doubtful accounts	(18,206)	(17,883)
Total accounts receivable, net	$318,259	$322,196

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	March 31, 2017	December 31, 2016
Notes receivable	$683,894	$665,289
Accrued interest	7,897	13,207
Total notes receivable	691,791	678,496
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

On June 30, 2015, we entered into a promissory note with our joint venture partner MKB (defined in Note 5), in which we would lend MKB up to $80 million for capital calls after an initial contribution of $80 million by MKB and until the joint venture secured construction financing. This loan bears interest at LIBOR plus 6% and is secured by MKB's partnership interest in AMX, which is constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. As of March 31, 2017, there was $16.6 million outstanding on this loan. Construction financing closed during the third quarter of 2015.

Notes receivable includes $204.3 million of notes receivables from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million, bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 9.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of March 31, 2017, there was $244.9 million outstanding on these loans.

Also included in notes receivable is $128.1 million and $54.5 million due from our joint venture partner related to the acquisition of the properties at 685 Fifth Avenue and 530 Fifth Avenue in New York, New York. The notes receivable bear interest at 7.5% and 9.0% respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan balance. The notes are collateralized by our partner's ownership interest in the joint ventures. The loans mature on June 27, 2024 and June 18, 2024, respectively.

On July 29, 2016, we settled a note receivable in the net amount of $78.9 million issued to Rique Empreendimentos e Participacoes Ltda. ("Rique") in exchange for approximately 18.3 million shares in Aliansce Shopping Centers, S.A. ("Aliansce"), resulting in an 11.3% ownership in Aliansce. On September 29, 2016, we sold the 18.3 million shares in Aliansce to the Canada Pension Plan Investment Board for a sales price of $84.9 million. The note receivable was issued in conjunction with our sale of Aliansce to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable was denominated in Brazilian Reais, bore interest at an effective interest rate of approximately 14%, was collateralized by shares of common stock in Aliansce, and required annual principal and interest payments over the term. During the three months ended March 31, 2016, we determined, based on current information and events, that it was probable that we would be unable to collect all amounts due according to the contractual terms of the receivable. As the note receivable was a collateral dependent loan, we estimated the provision for loss based on the fair value of the market price of the Aliansce shares which served as the collateral for the loan. We recognized a $36.1 million loss on the note recorded in the provision for loan loss on the Consolidated Statements of Comprehensive Income based on the value of the collateral and included accrued interest of $7.5 million in the provision for loan loss. We recognized the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31, 2017			December 31, 2016
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$462,095	$(330,259)	$131,836	$512,802	$(368,900)	$143,902
Below-market ground leases, net	118,994	(13,308)	105,686	118,994	(12,788)	106,206
Real estate tax stabilization agreement, net	111,506	(40,347)	71,159	111,506	(38,769)	72,737
Total intangible assets	$692,595	$(383,914)	$308,681	$743,302	$(420,457)	$322,845
Remaining prepaid expenses and other assets:
Security and escrow deposits			48,836			59,054
Prepaid expenses			34,956			46,709
Other non-tenant receivables			30,335			34,677
Deferred tax, net of valuation allowances			4,197			6,943
Other			58,992			36,293
Total remaining prepaid expenses and other assets			177,316			183,676
Total prepaid expenses and other assets			$485,997			$506,521

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31, 2017			December 31, 2016
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	262,238	(159,010)	$103,228	267,048	(172,210)	$94,838
Above-market headquarters office leases, net	15,268	(10,781)	4,487	15,268	(10,346)	4,922
Above-market ground leases, net	9,127	(2,349)	6,778	9,127	(2,258)	6,869
Total intangible liabilities	$286,633	$(172,140)	$114,493	$291,443	$(184,814)	$106,629
Remaining Accounts payable and accrued expenses:
Accrued interest			51,391			47,821
Accounts payable and accrued expenses			78,200			87,485
Accrued real estate taxes			79,639			87,313
Deferred gains/income			92,351			91,720
Accrued payroll and other employee liabilities			18,042			57,721
Construction payable			106,955			115,077
Tenant and other deposits			15,100			15,061
Insurance reserve liability			14,261			14,184
Capital lease obligations			5,386			5,386
Conditional asset retirement obligation liability			5,057			5,327
Other			30,244			21,638
Total remaining Accounts payable and accrued expenses			496,626			548,733
Total Accounts payable and accrued expenses			$611,119			$655,362

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

GGP INC.

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

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,197	$2,107
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,625	1,527

NOTE 18    SUBSEQUENT EVENTS

Subsequent to March 31, 2017, no events have occurred that require recognition or disclosure in the consolidated financial statements, except as recognized or disclosed previously.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot) and urban retail properties. Our retail properties are the core centers of retail, dining and entertainment within their trade areas and, therefore, represent hubs of such activity. As of March 31, 2017, we own, either entirely or with joint venture partners, 127 retail properties located throughout the United States comprising approximately 125 million square feet of gross leasable area ("GLA").

We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

We seek to increase long-term Company NOI and Company EBITDA (as defined below) growth through proactive management and leasing of our properties. We also recycle capital through strategic dispositions in order to opportunistically invest in high quality retail properties, as well as control operating expenses. We believe that the following items are the most significant drivers affecting incremental cash flow and Company EBITDA growth:

•	contractual rent increases;

•	occupancy growth;

•	positive leasing spreads;

•	value creation from redevelopment projects;

•	managing operating expenses; and

•	strategic acquisitions and dispositions that recycle capital.

As of March 31, 2017 the portfolio was 95.9% leased, compared to 96.1% leased at March 31, 2016. The decrease is primarily due to tenant bankruptcies during the current year quarter, which affected 1.2 million square feet in our portfolio. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 10.5% higher than the final rents paid on expiring leases. Our overall leasing activity is approximately twice the amount of GLA that shows up in the suite-to-suite comparison due to leasing of anchor boxes that are not included in the suite-to-suite spreads.

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

Financial Overview

Net income attributable to GGP Inc. decreased from $191.8 million for the three months ended March 31, 2016 to $107.2 million for the three months ended March 31, 2017. Our Company NOI (as defined below) decreased 1.8% from $591.5 million for the three months ended March 31, 2016 to $580.9 million for the three months ended March 31, 2017. Our Company FFO (as defined below) decreased 9.6% from $382.8 million for the three months ended March 31, 2016 to $346.2 million for the three months ended March 31, 2017.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to GGP Inc.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	March 31, 2017 (1)	March 31, 2016 (1)
In-Place Rents per square foot (2)
Consolidated Properties	$65.33	$64.84
Unconsolidated Properties	102.25	98.83
Total Retail Properties	$78.14	$76.60

Percentage Leased
Consolidated Properties	96.0%	95.9%
Unconsolidated Properties	95.8%	96.7%
Total Retail Properties	95.9%	96.1%

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$12,175	$12,171
Unconsolidated Properties	9,126	8,933
Total Retail Properties	$21,300	$21,104

Tenant Sales per square foot (3)
Consolidated Properties	$509	$512
Unconsolidated Properties	754	739
Total Retail Properties	$591	$588

(1)	Metrics exclude properties acquired in the year ended December 31, 2016 and the three months ended March 31, 2017 and certain other retail properties.

(2)	Rent is presented on a cash basis and consists of base minimum rent and common area costs.

(3)	Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales <10,000 square feet is presented as sales per square foot in dollars.

Lease Spread Metrics

The following table summarizes signed leases compared to expiring leases in the same suite, for leases where (1) the downtime between new and previous tenant was less than 24 months, (2) the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet and (3) the new lease is at least a year.

	# of Leases	SF	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Commencements	1,505	4,833,985	6.8	$63.60	$57.53	$6.07	10.5%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended March 31, 2017 and 2016

The following table is a breakout of the components of minimum rents:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$353,652	$367,579	$(13,927)	(3.8)%
Lease termination income	5,935	7,385	(1,450)	(19.6)
Straight-line rent	(893)	5,447	(6,340)	(116.4)
Above and below-market tenant leases, net	(9,681)	(9,279)	(402)	4.3
Total Minimum rents	$349,013	$371,132	$(22,119)	(6.0)%

Base minimum rents decreased $13.9 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $18.9 million less base minimum rents during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $6.8 million increase in base minimum rents.

Tenant recoveries decreased $9.4 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $8.0 million less tenant recoveries during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, reimbursable common area maintenance charges decreased by $4.8 million across the portfolio. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $2.7 million increase in tenant recoveries.

Management fees and other corporate revenues decreased $5.6 million primarily due to the divestiture of our investment in Seritage
Growth Properties stock during the three months ended March 31, 2016, which resulted in a $13.1 million gain (Note 2) . This is partially offset by a $4.3 million one-time profit participation payment received during the three months ended March 31, 2017 related to our Aeropostale joint venture (Note 5). In addition, during the three months ended March 31, 2017, we received $1.5 million in fees related to the joint venture formed with Fashion Show during the third quarter of 2016.

Other revenue decreased $1.4 million primarily due to the recognition of gains on the sale of air rights at Ala Moana Center. During the three months ended March 31, 2016, $7.1 million previously deferred gains were recognized, and during the three months ended March 31, 2017, $2.4 million of previously deferred gains were recognized. The decrease was partially offset by a termination fee of $3.2 million received during the three months ended March 31, 2017.

Property maintenance costs decreased $2.5 million primarily due to operational efficiencies.

Other property operating costs decreased $1.1 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $2.4 million less other property operating costs during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $1.2 million increase in other property operating costs.

Provision for loan loss of $36.1 million relates to the settlement of the Rique note receivable during 2016 (Note 13).

Property management and other costs increased $10.4 million primarily due to bonus savings in the prior year.

General and administrative increased $1.3 million primarily due to an increase in compensation expense (Note 11).

Provision for impairment of $40.7 million is related to impairment charges recorded on two operating properties during the three months ended March 31, 2016 (Note 2).

Depreciation and amortization increased $9.6 million primarily due to an increase in write-offs of tenant allowances during the three months ended March 31, 2017.

Interest expense decreased $15.4 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $8.7 million less interest expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, we paid down mortgage notes at two operating properties during 2016, resulting in a $3.6 million decrease in interest expense (Note 6). We also sold two operating properties during 2016, resulting in a $1.2 million decrease in interest expense.

The gain on foreign currency during the three months ended March 31, 2016 is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013. The note receivable was settled during 2016 (Note 13). The gain on foreign currency during the three months ended March 31, 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement, which are held in Brazilian Reais.

The gain from changes in control of investment properties and other of $74.6 million during the three months ended March 31, 2016 relates to our sale of our interest in two operating properties and additional development related to our sale of a 25% interest in Ala Moana Center in 2015 (Note 3).

Provision for income taxes increased $1.6 million primarily due to the tax impact of the provision for loan loss related to the Rique note recorded during the three months ended March 31, 2016 (Note 13). This increase was partially offset by a decrease in taxable income recognized by our taxable REIT subsidiary for the sale of condominiums (Note 5).

Equity in income of Unconsolidated Real Estate Affiliates decreased by $24.3 million primarily due to decreased income recognition on condominiums during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (Note 5), partially offset by our share of income in the Fashion Show joint venture formed during the third quarter of 2016.

Unconsolidated Real Estate Affiliates - gain on investment during the three months ended March 31, 2016 relates to additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 and the sale of our interest in two joint ventures during the three months ended March 31, 2016 (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $252.7 million of consolidated unrestricted cash and $810.0 million of available credit under our credit facility as of March 31, 2017, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities;

•	to strategically leverage unencumbered retail properties; and

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us.

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

During the three months ended March 31, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%.

As of March 31, 2017, we had $2.1 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of March 31, 2017, our proportionate share of total debt aggregated $18.6 billion. Our total debt includes our consolidated debt of $12.8 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.9 billion. Of our proportionate share of total debt, $1.6 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 16.0% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.1 billion at our proportionate share or approximately 17.6% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of March 31, 2017. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2021.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2017	$144,862	$20,270
2018	337,736	186,746
2019	910,958	1,141,459
2020	1,764,947	1,354,262
2021	2,893,927	327,926
Subsequent	6,721,429	2,823,405
Total	$12,773,859	$5,854,068

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

Warrants and Brookfield Investor Ownership

Brookfield and certain parties who were previously members of a Brookfield investor consortium own or manage on behalf of third parties all of the Company's outstanding Warrants (Note 8) which are exercisable into approximately 59 million common shares of the Company at a weighted-average exercise price of $8.48 per share, assuming net share settlement. The strike price and common shares issuable under the Warrants will adjust for dividends declared by the Company.

Brookfield's potential ownership of the Company (assuming full share settlement of the Warrants) is 34.6%, based on information included in their Form 13D filed on August 19, 2016.

Developments and Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties primarily to improve the productivity and value of the property, convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.

We have development and redevelopment activities totaling approximately $679 million under construction and $599 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date (1)	Expected Return on Investment (2)	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)
Under Construction
Staten Island Mall Staten Island, NY	Expansion	231	47	7-9%	2019
Other Projects	Redevelopment projects at various properties	448	288	6-8%	2017-2018
	Total Projects Under Construction	$679	$335
Projects in Pipeline
New Mall Development Norwalk, CT	Ground up mall development	285	54	8-10%	2020
Other Projects	Redevelopment projects at various properties	314	82	8-9%	TBD
	Total Projects in Pipeline	$599	$136

(1)	Projected costs and investments to date exclude capitalized interest and overhead.

(2)	Return on investment represents first year stabilized cash-on-cash return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the three months ended March 31, 2017 has increased from December 31, 2016 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to GGP's investment to date.

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

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Operating capital expenditures (1)	$37,189	$39,339
Tenant allowances and capitalized leasing costs (2)	38,949	32,597
Capitalized interest and capitalized overhead	14,703	15,908
Total	$90,841	$87,844

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 0.9 million square feet.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
May 1	July 13, 2017	July 28, 2017	$0.22
January 30	April 13, 2017	April 28, 2017	0.22
2016
December 13	December 27, 2016	January 27, 2017	$0.26
October 31	December 15, 2016	January 6, 2017	0.22
August 1	October 14, 2016	October 31, 2016	0.20
May 2	July 15, 2016	July 29, 2016	0.19
February 1	April 15, 2016	April 29, 2016	0.19

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
May 1	June 15, 2017	July 3, 2017	$0.3984
January 30	March 15, 2017	April 3, 2017	0.3984
2016
October 31	December 15, 2016	January 3, 2017	$0.3984
August 1	September 15, 2016	October 3, 2016	0.3984
May 2	June 15, 2016	July 1, 2016	0.3984
February 1	March 15, 2016	April 1, 2016	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $238.9 million for the three months ended March 31, 2017 and $238.0 million for the three months ended March 31, 2016. Significant changes in the components of net cash provided by operating activities include:

•	in 2017, an increase in cash inflows from distributions received from unconsolidated real estate affiliates;

•	in 2017, a decrease in cash outflows for interest expense due to prior year refinancings; and

•	in 2016, an increase in base minimum rents and related collections due to overall increase in permanent occupancy.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was ($102.3) million for the three months ended March 31, 2017 and $112.7 million for the three months ended March 31, 2016. Significant components of net cash (used in) provided by investing activities include:

•	in 2017, development of real estate and property improvements, ($110.6) million;

•	in 2017, net proceeds from distributions received from unconsolidated real estate in excess of income, $11.4 million;

•	in 2016, proceeds from the sale of real estate, $238.7 million; net of development of real estate and property improvements, ($120.4) million; and

•	in 2016, proceeds from the sale of marketable securities, $46.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $361.8 million for the three months ended March 31, 2017 and $514.6 million for the three months ended March 31, 2016. Significant components of net cash used in financing activities include:

•	in 2017, proceeds from the refinancing or issuance of mortgages, notes and loans payable, of $290.0 million; net of principal payments of ($154.6) million;

•	in 2017, cash distributions paid to common stockholders of ($424.7) million;

•	in 2017, repurchase of treasury stock of ($71.1) million;

•	in 2016, principal payments on mortgages, notes and loans payable of ($350.4) million; and

•	in 2016, cash distributions paid to common stockholders of ($167.7) million.

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

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Non-GAAP Supplemental Financial Measures and Definitions

Proportionate or At Share Basis

The following non-GAAP supplemental financial measures are all presented on a proportionate basis. The proportionate financial information presents the consolidated and unconsolidated properties at the Company's ownership percentage or “at share”. This form of presentation offers insights into the financial performance and condition of the Company as a whole, given the significance of the Company's unconsolidated property operations that are owned through investments accounted for under GAAP using the equity method.

The proportionate financial information is not, and is not intended to be, a presentation in accordance with GAAP. The non-GAAP proportionate financial information reflects our proportionate economic ownership of each asset in our property portfolio that we do not wholly own. The amounts in the column labeled "Noncontrolling Interests" were derived on a property-by-property basis by including the share attributable to noncontrolling interests in each line item from each individual property. The Company does not have legal claim to the noncontrolling interest of assets, liabilities, revenue, and expenses. The amount of cash each noncontrolling interest receives is based on the specific provisions of each operating agreement and varies depending on certain factors including the amount of capital contributed by each investor and whether any investors are entitled to preferential distributions. The amounts in the column labeled "Unconsolidated Properties" were derived on a property-by-property basis by including our share of each line item from each individual entity. This provides visibility into our share of the operations of our joint ventures.

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
Adjustments to NOI, EBITDA and FFO, including debt extinguishment costs, market rate adjustments on debt, straight-line rent, intangible asset and liability amortization, real estate tax stabilization, gains and losses on foreign currency and other items that are not a result of normal operations, assist management and investors in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations at the properties or from other factors. In addition, the Company's leases include step rents that increase over the term of the lease to compensate the Company for anticipated increases in market rentals over time. The Company's leases do not include significant front loading or back loading of payments or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. Management has historically made these adjustments in evaluating our performance, in our annual budget process and for our compensation programs.
Other REITs may use different methodologies for calculating NOI and Company NOI, and accordingly, the Company's Company NOI may not be comparable to other REITs. As a result of the elimination of corporate-level costs and expenses and depreciation and amortization, the Company NOI we present does not represent our total revenues, expenses, operating profit or net income and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items, to the extent they are material, to operating decisions or assessments of our operating performance. Our consolidated GAAP statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

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

Funds From Operations ("FFO") and Company FFO

The Company determines FFO based upon the definition set forth by National Association of Real Estate Investment Trusts (“NAREIT”). The Company determines FFO to be its share of consolidated net income (loss) attributable to common shareholders and redeemable non-controlling common unit holders computed in accordance with GAAP, excluding real estate related depreciation and amortization, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon the Company's economic ownership interest, and all determined on a consistent basis in accordance with GAAP. As with the Company's presentation of NOI, FFO has been reflected on a proportionate basis.

The Company considers FFO a helpful supplemental measure of the operating performance for equity REITs and a complement to GAAP measures because it is a recognized measure of performance by the real estate industry. FFO facilitates an understanding of the operating performance of the Company's properties between periods because it does not give effect to real estate depreciation and amortization since these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, the Company believes that FFO provides investors with a clearer view of the Company's operating performance.

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

FFO and Company FFO do not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and is not an alternative to cash flows as a measure of liquidity or indicative of funds available to fund our cash needs. In addition, Company FFO per diluted share does not measure, and should not be used as a measure of, amounts that accrue directly to stockholders' benefit.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI, EBITDA and FFO as they are financial measures widely used in the REIT industry. In order to provide a better understanding of the relationship between the Company's non-GAAP financial measures of NOI, Company NOI, EBITDA, Company EBITDA, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of GAAP operating income to NOI and Company NOI, a reconciliation of GAAP net income attributable to GGP to EBITDA and Company EBITDA, and a reconciliation of GAAP net income attributable to GGP to FFO and Company FFO. None of the Company's non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to GGP and none are necessarily indicative of cash flow. In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company's proportionate share) as the Company believes that given the significance of the Company's operations that are owned through investments accounted for by the equity method of accounting, the detail of the operations of the Company's unconsolidated properties provides important insights into the income and FFO produced by such investments.

The following table reconciles GAAP Operating Income to Company NOI (dollars in thousands) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Operating Income	$192,869	$173,980
Gain on sales of investment properties	(1,212)	—
Depreciation and amortization	170,298	160,671
Provision for loan loss	—	36,069
Provision for impairment	—	40,705
General and administrative	14,683	13,427
Property management and other costs	41,114	30,745
Management fees and other corporate revenues	(28,143)	(33,741)
Consolidated Properties	389,609	421,856
Noncontrolling interest in NOI of Consolidated Properties	(5,720)	(3,925)
NOI of sold interests	113	(19,922)
Unconsolidated Properties	186,094	187,611
Proportionate NOI	570,096	585,620
Company adjustments:
Minimum rents	8,337	3,338
Real estate taxes	1,490	1,490
Property operating expenses	999	1,013
Company NOI	$580,922	$591,461

The following table reconciles GAAP Net income attributable to GGP to Company EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Net Income Attributable to GGP	$107,160	$191,780
Allocation to noncontrolling interests	3,209	3,557
Gain on sales of investment properties	(1,212)	—
Gains from changes in control of investment properties and other	—	(74,555)
Unconsolidated Real Estate Affiliates - gain on investment	—	(14,914)
Equity in income of Unconsolidated Real Estate Affiliates	(33,214)	(57,491)
Provision for loan loss	—	36,069
Provision for impairment	—	40,705
Provision for income taxes	4,510	2,920
Gain on foreign currency	(3,183)	(8,936)
Interest expense	132,323	147,677
Interest and dividend income	(17,936)	(16,058)
Depreciation and amortization	170,298	160,671
Consolidated Properties	361,955	411,425
Noncontrolling interest in EBITDA of Consolidated Properties	(5,493)	(3,774)
EBITDA of sold interests	108	(19,785)
Unconsolidated Properties	176,622	178,852
Proportionate EBITDA	533,192	566,718
Company adjustments:
Minimum rents	8,337	3,338
Real estate taxes	1,490	1,490
Property operating expenses	999	1,013
Company EBITDA	$544,018	$572,559

The following table reconciles GAAP net income attributable to GGP to Company FFO for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Net Income Attributable to GGP	$107,160	$191,780
Redeemable noncontrolling interests	830	1,525
Provision for impairment excluded from FFO	—	40,705
Noncontrolling interests in depreciation of Consolidated Properties	(2,776)	(2,115)
Unconsolidated Real Estate Affiliates - gain on investment	—	(14,914)
Gain on sales of investment properties	(1,212)	—
Preferred stock dividends	(3,984)	(3,984)
Gains from change in control of investment properties and other	—	(74,555)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	165,979	157,561
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	73,993	67,308
FFO (1)	339,990	363,311
Company adjustments:
Minimum rents	8,337	3,338
Property operating expenses	1,490	1,490
Property management and other costs	999	1,013
Investment income, net	(205)	(205)
Market rate adjustments	(1,211)	(294)
Provision for loan loss	—	28,549
Gain on foreign currency	(3,183)	(8,936)
Provision for income taxes	—	(5,079)
FFO from sold interests	—	(384)
Company FFO	$346,217	$382,803

(1)	FFO as defined by the National Association of Real Estate Investment Trusts.

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
101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, has been filed with the SEC on May 4, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2017. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GGP INC.
(Registrant)

Date: May 4, 2017	By:	/s/ Michael Berman
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

101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, has been filed with the SEC on May 4, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.