Form 10-Q
period 2017-06-30
GGP Inc.
filed 2017-08-03
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2017

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
☒ Yes      ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on August 1, 2017 was 882,003,440.

GGP INC.

GGP INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,043,007	$3,066,019
Buildings and equipment	16,144,950	16,091,582
Less accumulated depreciation	(2,930,511)	(2,737,286)
Construction in progress	273,008	251,616
Net property and equipment	16,530,454	16,671,931
Investment in Unconsolidated Real Estate Affiliates	3,866,518	3,868,993
Net investment in real estate	20,396,972	20,540,924
Cash and cash equivalents	227,626	474,757
Accounts receivable, net	301,515	322,196
Notes receivable	609,415	678,496
Deferred expenses, net	269,445	209,852
Prepaid expenses and other assets	472,473	506,521
Total assets	$22,277,446	$22,732,746
Liabilities:
Mortgages, notes and loans payable	$12,496,119	$12,430,418
Investment in Unconsolidated Real Estate Affiliates	25,863	39,506
Accounts payable and accrued expenses	591,023	655,362
Dividend payable	201,238	433,961
Deferred tax liabilities	3,664	3,843
Junior subordinated notes	206,200	206,200
Total liabilities	13,524,107	13,769,290
Redeemable noncontrolling interests:
Preferred	52,485	144,060
Common	197,294	118,667
Total redeemable noncontrolling interests	249,779	262,727
Commitments and Contingencies	—	—
Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 965,437,229 issued, 882,008,644 outstanding as of June 30, 2017, and 968,153,526 issued, 884,097,680 outstanding as of December 31, 2016	9,380	9,407
Preferred Stock:
500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	242,042	242,042
Additional paid-in capital	11,400,989	11,417,597
Retained earnings (accumulated deficit)	(2,032,093)	(1,824,866)
Accumulated other comprehensive loss	(71,593)	(70,456)
Common stock in treasury, at cost, 55,969,390 shares as of June 30, 2017 and 56,596,651 shares as of December 31, 2016	(1,122,640)	(1,137,960)
Total stockholders' equity	8,426,085	8,635,764
Noncontrolling interests in consolidated real estate affiliates	34,175	33,583
Noncontrolling interests related to long-term incentive plan common units	43,300	31,382
Total equity	8,503,560	8,700,729
Total liabilities, redeemable noncontrolling interests and equity	$22,277,446	$22,732,746

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$349,205	$363,412	$698,218	$734,544
Tenant recoveries	161,926	169,763	324,982	342,211
Overage rents	3,280	4,375	9,217	12,519
Management fees and other corporate revenues	20,847	18,917	48,990	52,659
Other	20,538	18,119	40,722	39,685
Total revenues	555,796	574,586	1,122,129	1,181,618
Expenses:
Real estate taxes	59,042	57,309	116,536	115,412
Property maintenance costs	10,724	11,955	25,699	29,438
Marketing	1,296	2,738	3,441	4,792
Other property operating costs	69,590	71,601	138,893	141,995
Provision for doubtful accounts	3,166	1,710	6,617	5,111
Provision for loan loss	—	—	—	36,069
Property management and other costs	39,025	38,282	80,139	69,027
General and administrative	15,862	14,650	30,546	28,076
Provision for impairment	—	4,058	—	44,763
Depreciation and amortization	174,298	156,248	344,596	316,919
Total expenses	373,003	358,551	746,467	791,602
Operating income	182,793	216,035	375,662	390,016
Interest and dividend income	17,452	13,335	35,388	29,393
Interest expense	(134,209)	(148,366)	(266,532)	(296,043)
(Loss) gain on foreign currency	(3,877)	7,893	(694)	16,829
Gain on extinguishment of debt	55,112	—	55,112	—
(Loss) gain from changes in control of investment properties and other, net	(15,841)	38,553	(15,841)	113,108
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	101,430	127,450	183,095	253,303
(Provision for) benefit from income taxes	(3,844)	2,242	(8,354)	(679)
Equity in income of Unconsolidated Real Estate Affiliates	30,732	34,618	63,946	92,108
Unconsolidated Real Estate Affiliates - gain on investment, net	—	25,591	—	40,506
Net income	128,318	189,901	238,687	385,238
Allocation to noncontrolling interests	(2,455)	(3,956)	(5,665)	(7,513)
Net income attributable to GGP Inc.	125,863	185,945	233,022	377,725
Preferred Stock dividends	(3,984)	(3,983)	(7,968)	(7,967)
Net income attributable to common stockholders	$121,879	$181,962	$225,054	$369,758
Earnings Per Share:
Basic	$0.14	$0.21	$0.25	$0.42
Diluted	$0.13	$0.19	$0.24	$0.39
Dividends declared per share	$0.22	$0.19	$0.44	$0.38

GGP INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Comprehensive Income, Net:
Net income	$128,318	$189,901	$238,687	$385,238
Other comprehensive income (loss)
Foreign currency translation	(4,030)	8,673	(1,463)	15,634
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	—	—	(11,978)
Net unrealized gains on other financial instruments	(3)	11	10	20
Other comprehensive income (loss)	(4,033)	8,684	(1,453)	3,676
Comprehensive income	124,285	198,585	237,234	388,914
Comprehensive income allocated to noncontrolling interests	(2,135)	(4,021)	(5,350)	(7,516)
Comprehensive income attributable to GGP Inc.	122,150	194,564	231,884	381,398
Preferred Stock dividends	(3,984)	(3,983)	(7,968)	(7,967)
Comprehensive income, net, attributable to common stockholders	$118,166	$190,581	$223,916	$373,431

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2016	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

Net income				377,725			1,073	378,798
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,522)	(1,522)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates			(16,384)				(2,971)	(19,355)
Long Term Incentive Plan Common Unit grants, net (684,216 LTIP Units)			43	(950)			7,804	6,897
Restricted stock grants, net (339,937 common shares)	3	—	1,548					1,551
Employee stock purchase program (87,589 common shares)	1		3,109					3,110
Stock options exercised (1,789,201 common shares)	18		34,730					34,748
Cancellation of repurchased common shares (270,869 common shares)	(2)		(3,415)	(3,356)		6,773		—
Cash dividends reinvested (DRIP) in stock (13,990 common shares)	—	—	385	(215)				170
Other comprehensive income					15,567			15,567
Amounts reclassified from accumulated other comprehensive income					(11,894)			(11,894)
Cash distributions declared ($0.38 per share)				(335,627)				(335,627)
Cash distributions on Preferred Stock				(7,967)				(7,967)
Fair value adjustment for noncontrolling interest in Operating Partnership			(24,297)					(24,297)

Balance at June 30, 2016	$9,406	$242,042	$11,358,088	$(2,111,939)	$(69,131)	$(1,122,628)	$42,635	$8,348,473

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2017	$9,407	$242,042	$11,417,597	$(1,824,866)	$(70,456)	$(1,137,960)	$64,965	$8,700,729

Cumulative effect of accounting change			2,342	(3,000)			658	—
Net income				233,022			1,399	234,421
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(3,569)	(3,569)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(11,943)	(11,943)
Contributions to noncontrolling interest in consolidated Real Estate Affiliates			—				15,258	15,258
Long Term Incentive Plan Common Unit grants, net (528,617 LTIP Units)			795	(743)			10,707	10,759
Restricted stock grants, net (738,687 common shares)	8	—	4,883					4,891
Employee stock purchase program (103,177 common shares)	1		2,547					2,548
Stock options exercised (406,383 common shares)	4		13,837					13,841
Cancellation of repurchased common shares (3,993,237 common shares)	(40)		(52,054)	(40,258)		92,352		—
Treasury stock purchase (3,365,976 common shares)						(77,032)		(77,032)
Cash dividends reinvested (DRIP) in stock (28,693 common shares)	—	—	696	—				696
Other comprehensive loss					(1,137)			(1,137)
Cash distributions declared ($0.44 per share)				(388,280)				(388,280)
Cash distributions on Preferred Stock				(7,968)				(7,968)
Fair value adjustment for noncontrolling interest in Operating Partnership			10,346					10,346

Balance at June 30, 2017	$9,380	$242,042	$11,400,989	$(2,032,093)	$(71,593)	$(1,122,640)	$77,475	$8,503,560

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$238,687	$385,238
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(63,946)	(92,108)
Distributions received from Unconsolidated Real Estate Affiliates	52,876	51,632
Provision for doubtful accounts	6,617	5,111
Depreciation and amortization	344,596	316,919
Amortization/write-off of deferred finance costs	5,972	5,709
Accretion/write-off of debt market rate adjustments	(2,181)	(630)
Amortization of intangibles other than in-place leases	18,857	24,956
Straight-line rent amortization	(493)	(10,445)
Deferred income taxes	4,817	(1,472)
Gain on dispositions, net	(2,515)	(24,001)
Unconsolidated Real Estate Affiliates - gain on investment, net	—	(40,506)
Loss (gain) from changes in control of investment properties and other, net	15,841	(113,108)
Provision for impairment	—	44,763
Gain on extinguishment of debt	(55,112)	—
Provision for loan loss	—	36,069
Loss (gain) on foreign currency	694	(16,829)
Net changes:
Accounts and notes receivable, net	(259)	2,052
Prepaid expenses and other assets	(28,887)	(9,280)
Deferred expenses, net	(22,010)	(20,125)
Restricted cash	6,341	6,789
Accounts payable and accrued expenses	(45,441)	(22,495)
Other, net	24,008	17,881
Net cash provided by operating activities	498,462	546,120
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	(49,062)	(70,709)
Development of real estate and property improvements	(269,820)	(233,502)
Loans to joint venture partners	(47,205)	(43,364)
Proceeds from repayment of loans to joint venture partners	47,076	8,755
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	39,622	390,067
Contributions to Unconsolidated Real Estate Affiliates	(44,755)	(78,476)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	62,792	40,682
Sale of marketable securities	—	46,408
Decrease (increase) in restricted cash	436	(102)
Other, net	—	36
Net cash (used in) provided by investing activities	(260,916)	59,795
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	575,000	313,479
Principal payments on mortgages, notes and loans payable	(368,669)	(694,233)
Deferred finance costs	(965)	(13,672)
Treasury stock purchases	(77,032)	—
Cash contributions from noncontrolling interests in consolidated real estate affiliates	15,258	—
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(3,569)	(22,609)
Cash distributions paid to common stockholders	(618,830)	(335,505)

GGP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Cash distributions reinvested (DRIP) in common stock	696	385
Cash distributions paid to preferred stockholders	(7,968)	(7,967)
Cash distributions and redemptions paid to unit holders	(10,515)	(2,124)
Other, net	12,611	25,719
Net cash used in financing activities	(483,983)	(736,527)
Effect of foreign exchange rates on cash and cash equivalents	(694)	—
Net change in cash and cash equivalents	(247,131)	(130,612)
Cash and cash equivalents at beginning of period	474,757	356,895
Cash and cash equivalents at end of period	$227,626	$226,283
Supplemental Disclosure of Cash Flow Information:
Interest paid	$273,321	$292,108
Interest capitalized	3,457	2,599
Income taxes paid	6,362	2,348
Accrued capital expenditures included in accounts payable and accrued expenses	105,416	117,130
Sale of Ala Moana (Refer to Note 3)
Acquisition of an additional interest in Miami Design District (Refer to Note 5)
Acquisition of 522 Fifth Avenue (Refer to Note 3)
Disposition of Lakeside (Refer to Note 3)
Issuance of note collateralized by Riverchase Galleria and Tysons Galleria anchor box (Refer to Note 13)

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

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of June 30, 2017, we are the owner, either entirely or with joint venture partners, of 126 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of June 30, 2017, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

GGPOP is the general partner of, and owns a 1.5% equity interest in GGPN and GGPLP. GGPOP has common units of limited partnership ("Common Units"), which are redeemable for cash or, at our option, shares of GGP common stock. It also has preferred units of limited partnership interest ("Preferred Units"), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (Note 9). GGPOP also has full value long term incentive plan units and appreciation only long term incentive plan units (collectively "LTIP Units"), which are redeemable for cash or, at our option, shares of GGP common stock (Note 11).

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of June 30, 2017
Tenant leases:
In-place value	$270,540	$(178,675)	$91,865

As of December 31, 2016
Tenant leases:
In-place value	$306,094	$(214,111)	$91,983

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

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization/accretion effect on continuing operations	$(16,399)	$(24,919)	$(41,318)	$(49,104)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2017 Remaining	$27,053
2018	42,090
2019	27,343
2020	19,338
2021	14,257

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Management fees from affiliates (1)	$20,847	$18,917	$48,990	$39,587
Management fee expense	(8,443)	(7,812)	(17,246)	(15,714)
Net management fees from affiliates	$12,404	$11,105	$31,744	$23,873

(1)	Excludes a $13.1 million gain recognized in management fees and other corporate revenues on the divestiture of our investment in Seritage Growth Properties during the six months ended June 30, 2016.

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

During the three months ended June 30, 2016, we recorded a $4.1 million impairment charge on our Consolidated Statements of Comprehensive Income related to one operating property. During the period, we received a bona fide purchase offer for the property which was less than its carrying value. During the six months ended June 30, 2016, we recorded a $44.8 million impairment charge on our Consolidated Statements of Comprehensive Income related to three operating properties. During the period, we received bona fide purchase offers for two properties which were less than their respective carrying values. The other property had non-recourse debt that matured during 2016 and exceeded the fair value of the operating property. This property was transferred to a special servicer during 2016 and conveyed to the lender in full satisfaction of the debt during the six months ended June 30, 2017.

No provisions for impairment were recognized for the three and six months ended June 30, 2017.

Changes in economic and operating conditions that occur subsequent to our review of recoverability of our properties could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those properties differ from actual results.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we performed for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and six months ended June 30, 2017 and 2016. Changes in economic and operating conditions that occur subsequent to our review of recoverability of our investments in Unconsolidated Real Estate Affiliates could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those investments differ from actual results.

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

Concentrations of Credit Risk

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion, including the uncommitted accordion feature, available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $345.0 million outstanding and no outstanding balance under our credit facility as of June 30, 2017 and December 31, 2016, respectively.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On June 30, 2017, we conveyed Lakeside Mall to the lender in full satisfaction of $144.5 million in outstanding debt. This transaction resulted in a $55.1 million gain on extinguishment of debt.

On June 9, 2017, we closed on the acquisition of our joint venture partner's 50% interest in Neshaminy Mall located in Bensalem, Pennsylvania for a gross purchase price of $65.0 million. Post acquisition, we own 100% of the mall. Prior to the acquisition of the remaining interest, the carrying value for our investment was $55.2 million. As a result of this acquisition, the implied fair value of our previous investment in Neshaminy Mall is $33.7 million, resulting in a loss of $21.5 million, recognized in loss from changes in control of investment properties and other for the three and six months ended June 30, 2017.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On May 12, 2017, we closed on the sale of Red Cliffs Mall in St. George, Utah for $39.1 million. The transaction netted proceeds of approximately $36.3 million and resulted in a gain on sale of $5.6 million recognized in gain from changes in control of investment properties and other for the three and six months ended June 30, 2017.

The acquisition of 605 N. Michigan Avenue on December 1, 2016 was recorded in 2016 using a preliminary estimate of the net assets acquired. Certain amounts were reclassified according to the subsequent purchase price allocation recorded during 2017.

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

On June 30, 2016, we closed on the sale of our 49.8% interest in One Stockton Partners, LLC in San Francisco, California to our joint venture partner for $49.8 million. In connection with the sale, $16.3 million in mortgage debt was assumed. This transaction netted proceeds of approximately $33.5 million and resulted in a gain of $22.7 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016. In addition to the sale, the joint venture partner made an $8.0 million repayment of a note receivable.

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

On January 29, 2016, we closed on the sale of our 75% interest in Provo Towne Center in Provo, Utah to our joint venture partner for $37.5 million. Mortgage debt of $31.1 million was repaid upon closing. This transaction netted proceeds of approximately $2.8 million and resulted in a loss of $6.7 million recognized in gain from changes in control of investment properties and other for the six months ended June 30, 2016.

On January 29, 2016, we closed on the sale of our 10% interest in 522 Fifth Avenue in New York City to our joint venture partner for $25.0 million, inclusive of the repayment of previously existing notes receivable from our joint venture partner. We received proceeds of $10.0 million upon closing and proceeds of $5.4 million on December 15, 2016. This transaction resulted in a gain on sale of $11.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment for the six months ended June 30, 2016. On May 25, 2017, we received a 10% interest in 522 Fifth Avenue in full satisfaction of the remaining $9.0 million due.

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

Upon sale of the 12.5% interest in Ala Moana Center and in accordance with applicable accounting standards for real estate sales with future development required, we recognized a $295.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment as of the closing date calculated on the percentage of the basis (real estate asset carrying value of Ala Moana Center and development costs incurred to date) as compared to the total estimated costs expected to be incurred through completion of the development. During the three months ended June 30, 2016, we recognized an additional $2.9 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through June 30, 2016. During the six months ended June 30, 2016, we recognized an additional $6.2 million gain in Unconsolidated Real Estate Affiliates - gain on investment using the percentage of completion method for the construction completed from the closing date on April 10, 2015 through June 30, 2016. The construction is complete and the full gain was recognized as of December 31, 2016.
We account for the 62.5% interest in the joint venture that owns Ala Moana Center under the equity method of accounting (Note 5) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights. Prior to February 2015, Ala Moana Center was previously wholly owned by GGP and accounted for on a consolidated basis.

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$10,160,336	$10,487,786	$10,441,166	$10,832,272
Variable-rate debt	2,335,783	2,343,870	1,989,252	1,990,458
	$12,496,119	$12,831,656	$12,430,418	$12,822,730

(1)	Includes net market rate adjustments of $25.7 million and deferred financing costs of $34.0 million, net.

(2)	Includes net market rate adjustments of $27.8 million and deferred financing costs of $40.1 million, net.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of June 30, 2017 and December 31, 2016. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	June 30, 2017	December 31, 2016
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$3,038,598	$2,664,736
Buildings and equipment	14,781,897	13,555,059
Less accumulated depreciation	(3,670,516)	(3,538,776)
Construction in progress	610,661	284,198
Net property and equipment	14,760,640	12,965,217
Investment in unconsolidated joint ventures	566,853	503,305
Net investment in real estate	15,327,493	13,468,522
Cash and cash equivalents	510,480	455,862
Accounts receivable, net	726,799	655,655
Notes receivable	12,034	8,912
Deferred expenses, net	370,955	321,095
Prepaid expenses and other assets	240,257	327,645
Total assets	$17,188,018	$15,237,691
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$11,004,169	$10,476,935
Accounts payable, accrued expenses and other liabilities	700,746	595,570
Cumulative effect of foreign currency translation ("CFCT")	(52,657)	(50,851)
Owners' equity, excluding CFCT	5,535,760	4,216,037
Total liabilities and owners' equity	$17,188,018	$15,237,691
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$5,483,103	$4,165,186
Less: joint venture partners' equity	(3,155,284)	(2,095,166)
Plus: excess investment/basis differences	1,565,566	1,590,821
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	3,893,385	3,660,841
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	—	180,000
Elimination of consolidated real estate investment interest through joint venture	(54,894)	(27,500)
Retail investment, net	2,164	16,146
Investment in Unconsolidated Real Estate Affiliates, net	$3,840,655	$3,829,487
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$3,866,518	$3,868,993
Liability - Investment in Unconsolidated Real Estate Affiliates	(25,863)	(39,506)
Investment in Unconsolidated Real Estate Affiliates, net	$3,840,655	$3,829,487

(1)	The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include Miami Design District as of June 30, 2017. Refer to the discussion below regarding Miami Design District.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$289,606	$263,649	$585,473	$521,771
Tenant recoveries	119,923	112,727	241,942	228,173
Overage rents	4,085	4,276	10,192	11,803
Condominium sales	83,402	70,809	180,389	353,646
Other	12,763	11,848	25,842	23,953
Total revenues	509,779	463,309	1,043,838	1,139,346
Expenses:
Real estate taxes	32,408	25,806	67,465	56,352
Property maintenance costs	9,575	9,355	21,064	20,349
Marketing	3,916	3,685	8,478	12,193
Other property operating costs	56,299	51,457	109,930	101,968
Condominium cost of sales	60,809	51,627	131,524	257,848
Provision for doubtful accounts	2,059	5,683	4,023	9,414
Property management and other costs (2)	19,910	16,562	38,370	33,469
General and administrative	490	1,023	1,063	1,295
Depreciation and amortization	127,240	111,578	249,732	220,859
Total expenses	312,706	276,776	631,649	713,747
Operating income	197,073	186,533	412,189	425,599
Interest income	2,815	2,201	5,543	4,100
Interest expense	(114,193)	(102,896)	(225,181)	(203,915)
Provision for income taxes	(268)	(205)	(545)	(374)
Equity in loss of unconsolidated joint ventures	(6,357)	(1,816)	(10,711)	(34,253)
Income from continuing operations	79,070	83,817	181,295	191,157
Allocation to noncontrolling interests	(20)	(42)	(44)	(74)
Net income attributable to the ventures	$79,050	$83,775	$181,251	$191,083
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$79,050	$83,775	$181,251	$191,083
Joint venture partners' share of income	(37,093)	(41,974)	(86,322)	(82,434)
Elimination of loss from consolidated real estate investment with interest owned through joint venture	388	—	1,440	—
Loss on retail investment	(575)	—	(10,787)	—
Amortization of capital or basis differences	(11,038)	(7,183)	(21,636)	(16,541)
Equity in income of Unconsolidated Real Estate Affiliates	$30,732	$34,618	$63,946	$92,108

(1)
The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Fashion Show subsequent to the formation of the joint venture on July 29, 2016 and Miami Design District subsequent to June 1, 2017.

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
On June 1, 2017, we received an additional 7.3% of our joint venture partner's membership interests in Miami Design District in full satisfaction of two promissory notes for $57.6 million and $40.4 million, respectively, resulting in a total ownership of 22.3% (Note 13). We determined that we had significant influence over the investment subsequent to the acquisition of the additional interest, and therefore we changed our method of accounting for this joint venture from the cost method to the equity method (Note 2).
Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.4 billion as of June 30, 2017 and December 31, 2016, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $85.7 million at one property as of June 30, 2017, and $86.5 million as of December 31, 2016. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of June 30, 2017, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	June 30, 2017 (1)	Weighted-Average Interest Rate (2)	December 31, 2016 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$10,160,336	4.42%	$10,441,166	4.44%
Total fixed-rate debt	10,160,336	4.42%	10,441,166	4.44%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,998,356	2.89%	1,997,978	2.45%
Revolving credit facility (5)	337,427	2.41%	(8,726)	—
Total variable-rate debt	2,335,783	2.82%	1,989,252	2.45%
Total Mortgages, notes and loans payable	$12,496,119	4.12%	$12,430,418	4.12%
Junior subordinated notes	$206,200	2.62%	$206,200	2.34%

(1)	Includes $25.7 million of market rate adjustments and $34.0 million of deferred financing costs, net.

(2)	Represents the weighted-average interest rates on our contractual principal balances.

(3)	Includes $27.8 million of market rate adjustments and $40.1 million of deferred financing costs, net.

(4)	$1.4 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2017, $16.5 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized with other properties. Although a majority of the $12.2 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $817.6 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the six months ended June 30, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. The property subsequently replaced a property that was sold during the six months ended June 30, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 15 properties.

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	June 30, 2017 (1)	Weighted-Average Interest Rate	December 31, 2016 (2)	Weighted-Average Interest Rate
Unsecured debt:
Revolving credit facility	$345,000	2.41%	$—	—
Total unsecured debt	$345,000	2.41%	$—	—

(1)	Excludes deferred financing costs of $7.6 million in 2017 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $8.7 million in 2016 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company's leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of June 30, 2017. As of June 30, 2017, $345.0 million was outstanding on the Facility.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior subordinated notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior subordinated notes. The Junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $57.9 million as of June 30, 2017 and $57.8 million as of December 31, 2016. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2017.

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

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of June 30, 2017.

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

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2016	90,288,964	$8.80	$8.60
July 15, 2016	90,865,607	8.75	8.54
October 14, 2016	91,553,142	8.68	8.48
December 15, 2016	92,344,178	8.61	8.41
December 27, 2016	93,268,285	8.52	8.32
April 13, 2017	94,170,214	8.44	8.24

The warrant holders have the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants) or net share settle at the option of the holder. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled. As of June 30, 2017, the Warrants are exercisable into approximately 61 million common shares of the Company assuming net share settlement, at a weighted-average exercise price of approximately $8.40 per share. Further, as of June 30, 2017, assuming full share settlement for all of the Warrants eligible for full share settlement and net share settlement of Warrants that must be net share settled, the Company would receive approximately $618 million in cash and would issue a total of approximately 86.8 million shares of common stock. Due to their ownership of Warrants, Brookfield's potential ownership of the Company may change as a result of payments of dividends and changes in our stock price.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions to preferred GGPOP units	$(882)	$(2,201)	$(3,014)	$(4,403)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(676)	(1,092)	(1,251)	(2,039)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(299)	(266)	(553)	(843)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(598)	(397)	(847)	(228)
Allocation to noncontrolling interests	(2,455)	(3,956)	(5,665)	(7,513)
Other comprehensive (income) loss allocated to noncontrolling interests	320	(65)	315	(3)
Comprehensive income allocated to noncontrolling interests	$(2,135)	$(4,021)	$(5,350)	$(7,516)

Noncontrolling Interests

The noncontrolling interest related to the Common, Preferred, and LTIP Units of GGPOP are presented either as redeemable noncontrolling interests in mezzanine equity or as noncontrolling interests in our permanent equity on our Consolidated Balance Sheets. Classification as redeemable or permanent equity is considered on a tranche-by-tranche basis and is dependent on whether we could be required, under certain events outside of our control, to redeem the securities for cash by the holders of the securities. Those tranches for which we could be required to redeem the security for cash are included in redeemable equity. If we control the decision to redeem the securities for cash, the securities are classified as permanent equity.

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of June 30, 2017, the aggregate amount of cash we would have paid would have been $197.3 million and $52.5 million, respectively.

GGPOP issued Preferred Units that are, or were, convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Series D and Series E Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of June 30, 2017	Converted Basis to Common Units Outstanding as of June 30, 2017	Conversion Price	Redemption Value (1)
Series B	3.00000	10	30	$16.66670	$715
Series D	1.50821	533	835	33.15188	26,637
Series E	1.29836	503	679	38.51000	25,133
					$52,485

(1)
The conversion price of Series B preferred units is lower than the GGP June 30, 2017 closing common stock price of $23.56; therefore, the June 30, 2017 common stock price of $23.56, and an additional conversion rate of 1.0397624 shares is used to calculate the Series B redemption value. As of July 10, 2017, the Series B preferred unit conversion option expired and has a fixed cash redemption value of $50 per unit.

The following table reflects the activity of the redeemable noncontrolling interests for the six months ended June 30, 2017, and 2016.

Balance at January 1, 2016	$287,627
Net income	2,039
Distributions	(2,124)
Redemption of GGPOP units	(1,592)
Other comprehensive loss	3
Fair value adjustment for noncontrolling interests in Operating Partnership	24,297
Balance at June 30, 2016	$310,250

Balance at January 1, 2017	$262,727
Net income	1,251
Distributions	(2,887)
Redemption of GGPOP units	(651)
Other comprehensive income	(315)
Fair value adjustment for noncontrolling interests in Operating Partnership	(10,346)
Balance at June 30, 2017	$249,779

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
August 2	October 13, 2017	October 31, 2017	$0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22
2016
December 13	December 27, 2016	January 27, 2017	$0.26
October 31	December 15, 2016	January 6, 2017	0.22
August 1	October 14, 2016	October 31, 2016	0.20
May 2	July 15, 2016	July 29, 2016	0.19
February 1	April 15, 2016	April 29, 2016	0.19

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 28,693 shares were issued during the six months ended June 30, 2017 and 13,990 shares were issued during the six months ended June 30, 2016.

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

The Preferred Stock does not have a stated maturity date but we may redeem the Preferred Stock after February 13, 2018, for $25.00 per share plus all accrued and unpaid dividends. We may redeem the Preferred Stock prior to February 13, 2018, in limited circumstances that preserve ownership limits and/or our status as a REIT, as well as during certain circumstances surrounding a change of control. Upon certain circumstances surrounding a change of control, holders of Preferred Stock may elect to convert each share of their Preferred Stock into a number of shares of GGP common stock equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 2.4679 common shares (subject to certain adjustments related to GGP common share splits, subdivisions, or combinations).

Our Board of Directors declared preferred stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
August 2	September 15, 2017	October 2, 2017	$0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984
2016
October 31	December 15, 2016	January 3, 2017	$0.3984
August 1	September 15, 2016	October 3, 2016	0.3984
May 2	June 15, 2016	July 1, 2016	0.3984
February 1	March 15, 2016	April 1, 2016	0.3984

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the three months ended June 30, 2017, and 2016:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at April 1, 2016	$(77,859)	$109	$—	$(77,750)
Other comprehensive income (loss)	8,608	11	—	8,619
Balance at June 30, 2016	$(69,251)	$120	$—	$(69,131)

Balance at April 1, 2017	$(67,998)	$117	$—	$(67,881)
Other comprehensive income (loss)	(3,709)	(3)	—	(3,712)
Balance at June 30, 2017	$(71,707)	$114	$—	$(71,593)

The following table reflects the activity of the components of accumulated other comprehensive loss for the six months ended June 30, 2017, and 2016:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at January 1, 2016	$(84,798)	$100	$11,894	$(72,804)
Other comprehensive income (loss)	15,547	20	(11,894)	3,673
Balance at June 30, 2016	$(69,251)	$120	$—	$(69,131)

Balance at January 1, 2017	$(70,560)	$104	$—	$(70,456)
Other comprehensive income (loss)	(1,147)	10	—	(1,137)
Balance at June 30, 2017	$(71,707)	$114	$—	$(71,593)

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerators - Basic and Diluted:
Net income	128,318	189,901	238,687	385,238
Preferred Stock dividends	(3,984)	(3,983)	(7,968)	(7,967)
Allocation to noncontrolling interests	(2,455)	(3,956)	(5,665)	(7,513)
Net income attributable to common stockholders	$121,879	$181,962	$225,054	$369,758
Denominators:
Weighted-average number of common shares outstanding - basic	882,255	883,381	883,374	883,027
Effect of dilutive securities	63,070	68,909	64,038	68,202
Weighted-average number of common shares outstanding - diluted	945,325	952,290	947,412	951,229
Anti-dilutive Securities:
Effect of Preferred Units	1,544	5,415	1,544	5,415
Effect of Common Units	4,809	4,768	4,780	4,768
Effect of LTIP Units	1,879	1,775	1,885	1,759
Weighted-average number of anti-dilutive securities	8,232	11,958	8,209	11,942

For the three and six months ended June 30, 2017 and 2016, dilutive options and dilutive shares related to the Warrants are included in the denominator of diluted EPS.

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

GGP owned 55,969,390 shares of treasury stock as of June 30, 2017 and 2016. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Additionally, GGPN holds 27,459,195 shares of stock as a result of warrants purchased during the year ended December 31, 2013. These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

On January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation. This new guidance allowed us to make the election to account for share-based payment forfeitures when they occur versus estimating a forfeiture rate. This resulted in a cumulative effect of accounting change adjustment of $3.0 million to additional paid-in capital, noncontrolling interests related to LTIP Units and accumulated distributions in excess of earnings as of January 1, 2017.

Compensation expense related to stock-based compensation plans for the three and six months ended June 30, 2017, and 2016 is summarized in the following table in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options - Property management and other costs	$981	$1,666	$1,954	$3,153
Stock options - General and administrative	2,449	2,736	4,635	5,491
Restricted stock - Property management and other costs	1,546	767	3,058	1,308
Restricted stock - General and administrative	1,308	162	1,827	311
LTIP Units - Property management and other costs	393	379	792	588
LTIP Units - General and administrative	6,333	3,879	10,942	7,047
Total	$13,010	$9,589	$23,208	$17,898

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan for GGP for the six months ended June 30, 2017, and 2016:

	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price (1)
Stock options Outstanding at January 1,	15,277,189	$17.90	18,162,700	$17.34
Granted	—	—	91,261	25.81
Exercised	(406,383)	17.84	(1,789,201)	14.45
Forfeited	(108,554)	22.75	(223,748)	19.80
Expired	(4,107)	28.86	(15,608)	17.73
Stock options Outstanding at June 30,	14,758,145	$17.86	16,225,404	$17.67

(1)	Changes to prior year weighted average exercise price is due to adjustment of the strike price for the special dividend issued in 2016.

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value (1)
LTIP Units Outstanding at January 1,	4,345,912	$27.27	1,724,747	$29.32
Granted	553,526	25.38	2,640,963	25.89
Exercised	(32,680)	29.15	—	—
Forfeited	(58,894)	26.77	(38,862)	28.98
Expired	—	—	—	—
LTIP Units Outstanding at June 30,	4,807,864	$27.05	4,326,848	$27.23

(1)	Changes to prior year weighted average exercise price is due to adjustment of the strike price for the special dividend issued in 2016.

	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted stock Outstanding at January 1,	476,686	$27.11	206,219	$29.16
Granted	808,448	25.30	346,873	26.18
Vested	(166,852)	26.81	(61,586)	28.76
Canceled	(69,761)	25.92	(6,936)	27.53
Restricted stock Outstanding at June 30,	1,048,521	25.84	484,570	27.10

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	June 30, 2017	December 31, 2016
Trade receivables	$84,162	$107,107
Short-term tenant receivables	1,251	1,414
Straight-line rent receivable	231,247	227,859
Other accounts receivable	4,684	3,699
Total accounts receivable	321,344	340,079
Provision for doubtful accounts	(19,829)	(17,883)
Total accounts receivable, net	$301,515	$322,196

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	June 30, 2017	December 31, 2016
Notes receivable	$601,338	$665,289
Accrued interest	8,077	13,207
Total notes receivable	609,415	678,496
On November 11, 2015, we entered into a promissory note with our joint venture partner, Ashkenazy Holding Co., LLC ("AHC"), in which we lent AHC $57.6 million that bears interest at 8% per annum. The note was collateralized by AHC's equity in Miami Design District Associates, which is part of the AACMDD Group, LLC joint venture ("AACMDD"). On November 18, 2016, the maturity date of the note was amended to November 15, 2019. On June 1, 2017, AHC conveyed the collateral of the note in full satisfaction of the receivable and $2.6 million in accrued interest.
On September 17, 2015, we entered into a promissory note with our joint venture partner, AHC, in which we lent AHC $40.4 million that bears interest at 6% per annum. The note was collateralized by AHC's equity in Miami Design District Associates, which is part of AACMDD. On November 18, 2016, the maturity date of the note was amended to September 17, 2019. On June 1, 2017, AHC conveyed the collateral of the note in full satisfaction of the receivable and $1.1 million in accrued interest.

The two AHC promissory notes discussed above were collectively collateralized by 7.3% of our joint venture partner's membership interests in Miami Design District.

On May 23, 2017, we entered into a promissory note with our joint venture partner, Bayside Equities, LLC ("Bayside Equities"), a subsidiary of AHC, in which we lent Bayside Equities $19.1 million that bears interest at 12.2% per annum. The note is collateralized by Bayside Equities' economic interest in Riverchase Galleria and the Tysons Galleria anchor box.

On June 30, 2015, we entered into a promissory note with our joint venture partner MKB (defined in Note 5), in which we would lend MKB up to $80 million for capital calls after an initial contribution of $80 million by MKB and until the joint venture secured construction financing. This loan bears interest at LIBOR plus 6% and is secured by MKB's partnership interest in AMX, which is constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. As of June 30, 2017, there was $17.1 million outstanding on this loan. Construction financing closed during the third quarter of 2015 (Note 18).

Notes receivable includes $204.3 million of notes receivable from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million to our joint venture partner in the retail portion and bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 9.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of June 30, 2017, there was $150.0 million and $100.0 million outstanding on these loans, respectively (Note 18).

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Also included in notes receivable is $148.3 million and $56.9 million due from our joint venture partner related to the acquisition of the properties at 685 Fifth Avenue and 530 Fifth Avenue in New York, New York. The notes receivable bear interest at 7.5% and 9.0% respectively. Interest is compounded quarterly with accrued but unpaid interest increasing the loan balance. The notes are collateralized by our partner's ownership interest in the joint ventures. The loans mature on June 27, 2024 and June 18, 2024, respectively.

On July 29, 2016, we settled a note receivable in the net amount of $78.9 million issued to Rique Empreendimentos e Participacoes Ltda. ("Rique") in exchange for approximately 18.3 million shares in Aliansce Shopping Centers, S.A. ("Aliansce"), resulting in an 11.3% ownership in Aliansce. On September 29, 2016, we sold the 18.3 million shares in Aliansce to the Canada Pension Plan Investment Board for a sales price of $84.9 million. The note receivable was issued in conjunction with our sale of Aliansce to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable was denominated in Brazilian Reais, bore interest at an effective interest rate of approximately 14%, was collateralized by shares of common stock in Aliansce, and required annual principal and interest payments over the term. During the six months ended June 30, 2016, we determined, based on current information and events, that it was probable that we would be unable to collect all amounts due according to the contractual terms of the receivable. As the note receivable was a collateral dependent loan, we estimated the provision for loss based on the fair value of the market price of the Aliansce shares which served as the collateral for the loan. We recognized a $36.1 million loss on the note recorded in the provision for loan loss on the Consolidated Statements of Comprehensive Income based on the value of the collateral and included accrued interest of $7.5 million in the provision for loan loss. We recognized the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30, 2017			December 31, 2016
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$437,453	$(320,491)	$116,962	$512,802	$(368,900)	$143,902
Below-market ground leases, net	118,994	(13,829)	105,165	118,994	(12,788)	106,206
Real estate tax stabilization agreement, net	111,506	(41,925)	69,581	111,506	(38,769)	72,737
Total intangible assets	$667,953	$(376,245)	$291,708	$743,302	$(420,457)	$322,845
Remaining prepaid expenses and other assets:
Security and escrow deposits			39,802			59,054
Prepaid expenses			37,292			46,709
Other non-tenant receivables			36,749			34,677
Deferred tax, net of valuation allowances			1,947			6,943
Other			64,975			36,293
Total remaining prepaid expenses and other assets			180,765			183,676
Total prepaid expenses and other assets			$472,473			$506,521

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30, 2017			December 31, 2016
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	254,011	(158,288)	$95,723	267,048	(172,210)	$94,838
Above-market headquarters office leases, net	4,342	(965)	3,377	15,268	(10,346)	4,922
Above-market ground leases, net	9,127	(2,441)	6,686	9,127	(2,258)	6,869
Total intangible liabilities	$267,480	$(161,694)	$105,786	$291,443	$(184,814)	$106,629
Remaining Accounts payable and accrued expenses:
Accrued interest			40,367			47,821
Accounts payable and accrued expenses			66,966			87,485
Accrued real estate taxes			87,968			87,313
Deferred gains/income			88,542			91,720
Accrued payroll and other employee liabilities			33,795			57,721
Construction payable			106,240			115,077
Tenant and other deposits			15,825			15,061
Insurance reserve liability			14,734			14,184
Capital lease obligations			5,386			5,386
Conditional asset retirement obligation liability			4,279			5,327
Other			21,135			21,638
Total remaining Accounts payable and accrued expenses			485,237			548,733
Total Accounts payable and accrued expenses			$591,023			$655,362

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,187	$2,139	$4,385	$4,246
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,615	1,560	3,241	3,086

NOTE 18    SUBSEQUENT EVENTS

On July 7, 2017, we received a $20.0 million payment from our joint venture partner in the office portion on a $100.0 million note receivable related to the acquisition of 730 Fifth Avenue in New York, New York (Note 13).

On July 12, 2017, we closed on two transactions with Seritage Growth Properties for gross consideration of $247.6 million. Pursuant to the transactions, we (i) acquired the remaining 50% interest in eight of the 12 assets in the existing joint venture between the two companies for $190.1 million which includes a deferred payment of $63.7 million due no later than December 31, 2018; and (ii) acquired a 50% joint venture interest in five additional assets for $57.5 million. We provided a loan of $127.4 million to four of the original 12 assets that are still in a joint venture with Seritage Growth Properties.

On August 2, 2017, we received a $17.2 million payment from our joint venture partner MKB (defined in Note 5) as payment in full on a note receivable related to the construction of a luxury residential condominium tower on a site located within the Ala Moana Shopping Center (Note 13).

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot) and urban retail properties. GGP Inc. defines best-in-class retail and modern luxury through curated merchandising and elegant culinary experiences set against the backdrop of refined ambiance across this distinguished collection of destinations. Our retail properties are the core centers of retail, dining and entertainment within their trade areas and, therefore, represent hubs of daily life. As of June 30, 2017, we own, either entirely or with joint venture partners, 126 retail properties located throughout the United States comprising approximately 123 million square feet of gross leasable area ("GLA").

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

We seek to increase long-term Company NOI and Company EBITDA (as defined below) growth through proactive management and leasing of our properties. We also recycle capital through strategic dispositions in order to opportunistically invest in high quality retail properties, as well as control operating expenses. We believe that the following items are the most significant drivers affecting incremental cash flow and Company EBITDA growth:

•	contractual rent increases;

•	occupancy growth;

•	positive leasing spreads;

•	value creation from redevelopment projects;

•	managing operating expenses; and

•	recycling capital.

As of June 30, 2017 the portfolio was 95.7% leased, compared to 96.2% leased at June 30, 2016. The decrease is primarily due to tenant bankruptcies during the current year quarter, which affected 1.8 million square feet in our portfolio. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 10.0% higher than the final rents paid on expiring leases. Our overall leasing activity is approximately twice the amount of GLA included in the suite-to-suite comparison due to leasing of anchor boxes that are not included in the suite-to-suite spreads.

We have identified approximately $1.5 billion of income producing development and redevelopment projects within our portfolio, including re-development of anchor box spaces, over 80% of which is being invested into Class A retail properties. We currently expect to achieve stabilized returns of approximately 7-9% for all projects.

We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Net income attributable to GGP Inc. decreased from $377.7 million for the six months ended June 30, 2016 to $233.0 million for the six months ended June 30, 2017 primarily due to 2016 gains related to the sale of interests in two properties. Our Company NOI (as defined below) remained flat of $1,139.5 million for the six months ended June 30, 2016 compared to $1,139.0 million for the six months ended June 30, 2017. Our Company FFO (as defined below) decreased 5.8% from $722.9 million for the six months ended June 30, 2016 to $680.9 million for the six months ended June 30, 2017 primarily due to decreased income recognition on condominiums.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to GGP Inc.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	June 30, 2017 (1)	June 30, 2016 (1)
In-Place Rents per square foot (2)
Consolidated Properties	$65.20	$64.80
Unconsolidated Properties	102.96	100.29
Total Retail Properties	$78.12	$76.87

Percentage Leased
Consolidated Properties	95.6%	96.0%
Unconsolidated Properties	95.8%	96.6%
Total Retail Properties	95.7%	96.2%

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$12,173	$12,228
Unconsolidated Properties	9,061	8,795
Total Retail Properties	$21,234	$21,023

Tenant Sales per square foot (3)
Consolidated Properties	$503	$510
Unconsolidated Properties	765	741
Total Retail Properties	$590	$586

(1)	Metrics exclude properties acquired in the year ended December 31, 2016 and the six months ended June 30, 2017 and certain other retail properties.

(2)	Rent is presented on a cash basis and consists of base minimum rent and common area costs.

(3)	Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales <10,000 square feet is presented as sales per square foot in dollars.

Lease Spread Metrics

The following table summarizes signed leases compared to expiring leases in the same suite, for leases where (1) the downtime between new and previous tenant was less than 24 months, (2) the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet and (3) the new lease is at least a year.

	# of Leases	SF	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,524	4,730,557	6.9	$62.51	$56.84	$5.66	10.0%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended June 30, 2017 and 2016

The following table is a breakout of the components of minimum rents:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$350,787	$368,509	$(17,722)	(4.8)%
Lease termination income	3,373	1,576	1,797	114.0
Straight-line rent	1,385	4,999	(3,614)	(72.3)
Above and below-market tenant leases, net	(6,340)	(11,672)	5,332	(45.7)
Total Minimum rents	$349,205	$363,412	$(14,207)	(3.9)%

Base minimum rents decreased $17.7 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $20.1 million less base minimum rents during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the third quarter of 2016 resulted in $3.4 million less base minimum rents. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $5.1 million increase in base minimum rents.

Tenant recoveries decreased $7.8 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $8.1 million less tenant recoveries during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the third quarter of 2016 resulted in $1.4 million less tenant recoveries and reimbursable common area maintenance charges decreased by $4.4 million across the portfolio. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $2.5 million increase in tenant recoveries and reimbursable taxes increased by $3.0 million.

Management fees and other corporate revenues increased $1.9 million primarily due to property management fees related to the joint venture formed with Fashion Show during the third quarter of 2016.

Other revenue increased $2.4 million primarily due to the recognition of a $2.3 million gain on the sale of land at one operating property during the three months ended June 30, 2017.

Property maintenance costs decreased $1.2 million primarily due to operational efficiencies.

Marketing costs decreased $1.4 million primarily due to a change in corporate strategy that resulted in a net reduction in spending.

Other property operating costs decreased $2.0 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $2.6 million less other property operating costs during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $1.3 million increase in other property operating costs. The remaining decrease is primarily due to operational efficiencies.

General and administrative expense increased $1.2 million primarily due to an increase in compensation expense (Note 11).

Provision for impairment of $4.1 million is related to impairment charges recorded on one operating property during the three months ended June 30, 2016 (Note 2).

Depreciation and amortization increased $18.1 million primarily due to an increase in write-offs of tenant allowances during the three months ended June 30, 2017.

Interest and dividend income increased $4.1 million primarily due to interest income received during the three months ended June 30, 2017 on the proceeds of the settlement of the Rique note receivable in the third quarter of 2016. As it was determined during the first quarter of 2016 that it was probable that we would be unable to collect all amounts due according to the contractual terms of the receivable, interest income on the note receivable was not recognized subsequent to the first quarter of 2016 (Note 13).

Interest expense decreased $14.2 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $8.7 million less interest expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, we paid down mortgage notes at two operating properties during 2016, resulting in a $2.1 million decrease in interest expense (Note 6). We also sold two operating properties during 2016, resulting in a $1.2 million decrease in interest expense.

The gain on foreign currency during the three months ended June 30, 2016 is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013. The note receivable was settled during 2016 (Note 13). The loss on foreign currency during the three months ended June 30, 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement, which are held in Brazilian Reais.

The loss from changes in control of investment properties and other of $15.8 million during the three months ended June 30, 2017 relates to the acquisition of the remaining interest in Neshaminy Mall and our sale of our interest in Red Cliffs Mall. The gain from changes in control of investment properties and other of $38.6 million during the three months ended June 30, 2016 relates to our sale of our interest in one operating property and additional development related to our sale of a 25% interest in Ala Moana Center in 2015 (Note 3).

The gain on extinguishment of debt during the three months ended June 30, 2017 relates to Lakeside Mall, which was conveyed to the lender in full satisfaction of the debt (Note 3).

Provision for income taxes increased $6.1 million primarily due to tax credits related to solar investments received during the three months ended June 30, 2016.

Unconsolidated Real Estate Affiliates - gain on investment during the three months ended June 30, 2016 relates to additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 and the sale of our interest in one joint venture during the three months ended June 30, 2016 (Note 3).

Six months ended June 30, 2017 and 2016

The following table is a breakout of the components of minimum rents:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$704,437	$736,089	$(31,652)	(4.3)%
Lease termination income	9,308	8,961	347	3.9
Straight-line rent	493	10,445	(9,952)	(95.3)
Above and below-market tenant leases, net	(16,020)	(20,951)	4,931	(23.5)
Total Minimum rents	$698,218	$734,544	$(36,326)	(4.9)%

Base minimum rents decreased $31.7 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $39.0 million less base minimum rents during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the third quarter of 2016 resulted in $6.8 million less base minimum rents. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $10.4 million increase in base minimum rents.

Tenant recoveries decreased $17.2 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $16.2 million less tenant recoveries during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the third quarter of 2016 resulted in $2.7 million less tenant recoveries and reimbursable common area maintenance charges decreased by $9.2 million across the portfolio. The acquisition of the remaining 50% interest in Riverchase

Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $5.2 million increase in tenant recoveries and reimbursable taxes increased by $3.4 million.

Management fees and other corporate revenues decreased $3.7 million primarily due to the divestiture of our investment in Seritage Growth Properties stock during the six months ended June 30, 2016, which resulted in a $13.1 million gain (Note 2). This is partially offset by a $4.3 million one-time profit participation payment received during the six months ended June 30, 2017 related to our Aeropostale joint venture (Note 5). In addition, during the six months ended June 30, 2017, we received $2.9 million in property management fees related to the joint venture formed with Fashion Show during the third quarter of 2016.

Other revenue increased $1.0 million primarily due to the recognition of a $2.3 million gain on the sale of land at one operating property during the six months ended June 30, 2017 and a termination fee of $3.2 million received during the six months ended June 30, 2017. The recognition of gains on the sale of air rights at Ala Moana Center resulted in an offsetting decrease in other revenue. During the six months ended June 30, 2016, $8.9 million previously deferred gains were recognized, and during the six months ended June 30, 2017, $4.6 million of previously deferred gains were recognized. The decrease was partially offset by a termination fee of $3.2 million received during the six months ended June 30, 2017.

Property maintenance costs decreased $3.7 million primarily due to operational efficiencies.

Marketing costs decreased $1.4 million primarily due to a change in corporate strategy that resulted in a net reduction in spending.

Other property operating costs decreased $3.1 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $5.0 million less other property operating costs during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $2.5 million increase in other property operating costs. The remaining decrease is primarily due to operational efficiencies.

Provision for loan loss of $36.1 million relates to the settlement of the Rique note receivable during 2016 (Note 13).

Property management and other costs increased $11.1 million primarily due to bonus savings in the prior year.

General and administrative increased $2.5 million primarily due to an increase in compensation expense (Note 11).

Provision for impairment of $44.8 million is related to impairment charges recorded on three operating properties during the six months ended June 30, 2016 (Note 2).

Depreciation and amortization increased $27.7 million primarily due to an increase in write-offs of tenant allowances during the six months ended June 30, 2016.

Interest and dividend income increased $6.0 million primarily due to interest income received during the six months ended June 30, 2017 on the proceeds of the settlement of the Rique note receivable in the third quarter of 2016. As it was determined during the first quarter of 2016 that it was probable that we would be unable to collect all amounts due according to the contractual terms of the receivable, interest income on the note receivable was not recognized subsequent to the first quarter of 2016 (Note 13).

Interest expense decreased $29.5 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $17.5 million less interest expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, we paid down mortgage notes at two operating properties during 2016, resulting in a $7.2 million decrease in interest expense (Note 6). We also sold two operating properties during 2016, resulting in a $2.4 million decrease in interest expense.

The gain on foreign currency during the six months ended June 30, 2016 is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013. The note receivable was settled during 2016 (Note 13). The loss on foreign currency during the six months ended June 30, 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement, which are held in Brazilian Reais.

The loss from changes in control of investment properties and other of $15.8 million during the six months ended June 30, 2017 relates to the acquisition of the remaining interest in Neshaminy Mall and our sale of our interest in Red Cliffs Mall. The gain from changes in control of investment properties and other of $113.1 million during the six months ended June 30, 2016 relates to our sale of our interest in three operating properties and additional development related to our sale of a 25% interest in Ala Moana Center in 2015 (Note 3).

The gain on extinguishment of debt during the six months ended June 30, 2017 relates to Lakeside Mall, which was conveyed to the lender in full satisfaction of the debt (Note 3).

Provision for income taxes increased $7.7 million primarily due to tax credits related to solar investments received during the six months ended June 30, 2016 and the tax impact of the provision for loan loss related to the Rique note recorded during the six months ended June 30, 2016 (Note 13). This increase was partially offset by a decrease in taxable income recognized by our taxable REIT subsidiary for the sale of condominiums (Note 5).

Equity in income of Unconsolidated Real Estate Affiliates decreased by $28.2 million primarily due to decreased income recognition on condominiums during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (Note 5), partially offset by our share of income in the Fashion Show joint venture formed during the third quarter of 2016.

Unconsolidated Real Estate Affiliates - gain on investment during the six months ended June 30, 2016 relates to additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 and the sale of our interest in three joint ventures during the six months ended June 30, 2016 (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $227.6 million of consolidated unrestricted cash and $705.0 million of available credit under our credit facility as of June 30, 2017, as well as anticipated cash provided by operations.

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

During the six months ended June 30, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. The property subsequently replaced a property that was sold during the six months ended June 30, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 15 properties.

During the year ended December 31, 2016, we paid down $294.4 million of consolidated mortgage notes at two properties. The prior loans had a weighted-average term-to-maturity of 1.2 years and a weighted-average interest rate of 5.3%. In conjunction with the pay down of the loans, we paid $5.4 million in transaction costs.

As of June 30, 2017, we had $3.3 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of June 30, 2017, our proportionate share of total debt aggregated $18.6 billion. Our total debt includes our consolidated debt of $12.7 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.8 billion. Of our proportionate share of total debt, $1.7 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 15.5% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.0 billion at our proportionate share or approximately 17.5% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of June 30, 2017. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2021.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2017	$—	$—
2018	336,743	186,765
2019	908,753	1,287,329
2020	1,866,565	1,225,120
2021	2,886,271	326,984
Subsequent	6,703,987	2,822,229
Total	$12,702,319	$5,848,427

We believe we will be able to extend the maturity date, repay under our available line of credit or refinance the consolidated debt that is scheduled to mature in 2018. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates upon maturity; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Acquisitions and Joint Venture Activity

From time-to-time we may acquire whole or partial interests in high-quality retail properties or make strategic dispositions. Refer to Note 3 for more information.

Warrants and Brookfield Investor Ownership

Brookfield and certain parties who were previously members of a Brookfield investor consortium own or manage on behalf of third parties all of the Company's outstanding Warrants (Note 8) which are exercisable into approximately 61 million common shares of the Company at a weighted-average exercise price of $8.40 per share, assuming net share settlement. The strike price and common shares issuable under the Warrants will adjust for dividends declared by the Company.

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

We have development and redevelopment activities totaling approximately $1.3 billion under construction and $230 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date (1)	Expected Return on Investment (2)	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)
Under Construction
New Mall Development Norwalk, CT	Ground up mall development	525	63	8-9%	2020
Staten Island Mall Staten Island, NY	Expansion	231	61	8%	2019
Other Projects	Redevelopment projects at various properties	531	332	6-8%	2017-2018
	Total Projects Under Construction	$1,287	$456
Projects in Pipeline
Other Projects	Redevelopment projects at various properties	230	64	8-9%	TBD
	Total Projects in Pipeline	$230	$64

(1)	Projected costs and investments to date exclude capitalized interest and overhead.

(2)	Return on investment represents first year stabilized cash-on-cash return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the six months ended June 30, 2017 has increased from December 31, 2016 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to GGP's investment to date.

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

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Operating capital expenditures (1)	$74,880	$68,550
Tenant allowances and capitalized leasing costs (2)	91,366	70,157
Capitalized interest and capitalized overhead	29,007	30,529
Total	$195,253	$169,236

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 2.0 million square feet.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
August 2	October 13, 2017	October 31, 2017	$0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22
2016
December 13	December 27, 2016	January 27, 2017	$0.26
October 31	December 15, 2016	January 6, 2017	0.22
August 1	October 14, 2016	October 31, 2016	0.20
May 2	July 15, 2016	July 29, 2016	0.19
February 1	April 15, 2016	April 29, 2016	0.19

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
August 2	September 15, 2017	October 2, 2017	$0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984
2016
October 31	December 15, 2016	January 3, 2017	$0.3984
August 1	September 15, 2016	October 3, 2016	0.3984
May 2	June 15, 2016	July 1, 2016	0.3984
February 1	March 15, 2016	April 1, 2016	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $498.5 million for the six months ended June 30, 2017 and $546.1 million for the six months ended June 30, 2016. Significant changes in the components of net cash provided by operating activities include:

•	in 2017, an increase in cash inflows from distributions received from unconsolidated real estate affiliates;

•	in 2017, a decrease in cash outflows for marketing and property maintenance & operating costs due to a continued effort to reduce operating expenses; and

•	in 2016, an increase in cash inflows from management fees and corporate revenue.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was ($260.9) million for the six months ended June 30, 2017 and $59.8 million for the six months ended June 30, 2016. Significant components of net cash (used in) provided by investing activities include:

•	in 2017, development of real estate and property improvements, ($318.9) million;

•	in 2017, net proceeds from distributions received from unconsolidated real estate in excess of income, $18.0 million;

•	in 2016, proceeds from the sale of real estate, $390.1 million; net of development of real estate and property improvements, ($233.5) million; and

•	in 2016, proceeds from the sale of marketable securities, $46.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $484.0 million for the six months ended June 30, 2017 and $736.5 million for the six months ended June 30, 2016. Significant components of net cash used in financing activities include:

•	in 2017, proceeds from the refinancing or issuance of mortgages, notes and loans payable, of $575.0 million; net of principal payments of ($368.7) million;

•	in 2017, cash distributions paid to common stockholders of ($618.8) million;

•	in 2017, repurchase of treasury stock of ($77.0) million;

•	in 2016, principal payments on mortgages, notes and loans payable of ($694.2) million; and

•	in 2016, cash distributions paid to common stockholders of ($335.5) million.

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

The following table reconciles GAAP Operating Income to Company NOI (dollars in thousands) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating Income	$182,793	$216,035	$375,662	$390,016
Loss (gain) on sales of investment properties	83	1	(1,128)	—
Depreciation and amortization	174,298	156,248	344,596	316,919
Provision for loan loss	—	—	—	36,069
Provision for impairment	—	4,058	—	44,763
General and administrative	15,862	14,649	30,545	28,076
Property management and other costs	39,025	38,282	80,139	69,027
Management fees and other corporate revenues	(20,847)	(18,917)	(48,990)	(52,659)
Consolidated Properties	391,214	410,356	780,824	832,211
Noncontrolling interest in NOI of Consolidated Properties	(5,102)	(3,418)	(10,822)	(7,344)
NOI of sold interests	(4,290)	(24,591)	(9,140)	(50,659)
Unconsolidated Properties	175,836	166,625	361,930	354,237
Proportionate NOI	557,658	548,972	1,122,792	1,128,445
Company adjustments:
Minimum rents	3,495	3,330	11,678	6,473
Real estate taxes	1,490	1,490	2,979	2,979
Property operating expenses	788	802	1,576	1,604
Company NOI	$563,431	$554,594	$1,139,025	$1,139,501

The following table reconciles GAAP Net income attributable to GGP to Company EBITDA for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Income Attributable to GGP	$125,863	$185,945	$233,022	$377,725
Allocation to noncontrolling interests	2,455	3,956	5,665	7,513
Loss (gain) on sales of investment properties	83	1	(1,129)	—
Gain on extinguishment of debt	(55,112)	—	(55,112)	—
Loss (gains) from changes in control of investment properties and other	15,841	(38,553)	15,841	(113,108)
Unconsolidated Real Estate Affiliates - gain on investment	—	(25,591)	—	(40,506)
Equity in income of Unconsolidated Real Estate Affiliates	(30,732)	(34,618)	(63,946)	(92,108)
Provision for loan loss	—	—	—	36,069
Provision for impairment	—	4,058	—	44,763
Provision for income taxes	3,844	(2,242)	8,354	679
Loss (gain) on foreign currency	3,877	(7,893)	694	(16,829)
Interest expense	134,209	148,366	266,532	296,043
Interest and dividend income	(17,452)	(13,335)	(35,388)	(29,393)
Depreciation and amortization	174,298	156,248	344,596	316,919
Consolidated Properties	357,174	376,342	719,129	787,767
Noncontrolling interest in EBITDA of Consolidated Properties	(4,904)	(3,289)	(10,397)	(7,064)
EBITDA of sold interests	(4,208)	(24,328)	(8,976)	(50,128)
Unconsolidated Properties	165,784	157,689	342,405	336,543
Proportionate EBITDA	513,846	506,414	1,042,161	1,067,118
Company adjustments:
Minimum rents	3,495	3,330	11,678	6,473
Real estate taxes	1,490	1,490	2,979	2,979
Property operating expenses	788	802	1,576	1,604
Company EBITDA	$519,619	$512,036	$1,058,394	$1,078,174

The following table reconciles GAAP net income attributable to GGP to Company FFO for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Income Attributable to GGP	$125,863	$185,945	$233,022	$377,725
Redeemable noncontrolling interests	975	1,358	1,805	2,883
Provision for impairment excluded from FFO	—	4,058	—	44,763
Noncontrolling interests in depreciation of Consolidated Properties	(2,008)	(1,168)	(4,783)	(3,283)
Unconsolidated Real Estate Affiliates - gain on investment	—	(25,591)	—	(40,506)
Loss (gain) on sales of investment properties	83	—	(1,129)	1
Preferred stock dividends	(3,984)	(3,983)	(7,968)	(7,967)
Loss (gains) from changes in control of investment properties and other	15,841	(38,553)	15,841	(113,108)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	169,867	152,134	335,845	309,696
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	74,566	68,038	148,559	135,344
FFO (1)	381,203	342,238	721,192	705,548
Company adjustments:
Minimum rents	3,495	3,330	11,678	6,473
Real estate taxes	1,490	1,490	2,979	2,979
Property operating expenses	788	802	1,576	1,604
Investment income, net	(205)	(205)	(409)	(409)
Market rate adjustments	(1,122)	(1,453)	(2,332)	(2,672)
Provision for loan loss	—	—	—	28,549
Loss (gain) on foreign currency	3,877	(7,893)	694	(16,829)
Provision (benefit) for income taxes	—	724	—	(4,355)
FFO from sold interests	(54,809)	1,017	(54,444)	1,965
Company FFO	$334,717	$340,050	$680,934	$722,853

(1)	FFO as defined by the National Association of Real Estate Investment Trusts.

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

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Repurchase of Shares
The following table provides information with respect to the stock repurchases made by GGP during the six months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 2017	2,569,605	$23.16	2,569,605	$402,280,147
May 2017	796,371	$21.90	796,371	$384,840,711
Total	3,365,976	$22.87	3,365,976

(1)
The Company's stock repurchase program, approved by our Board of Directors on August 8, 2011, authorizes the purchase of up to $250 million of the Company's common stock. On August 18, 2015, our Board of Directors approved an increase of $500 million to the Company's existing share repurchase program.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

None.

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
101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, has been filed with the SEC on August 3, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2017. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GGP INC.
(Registrant)

Date: August 3, 2017	By:	/s/ Michael Berman
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

101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, has been filed with the SEC on August 3, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.