Form 10-Q
period 2017-09-30
GGP Inc.
filed 2017-11-02
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2017

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
☒ Yes      ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on October 31, 2017 was 945,976,981.

GGP INC.

GGP INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,320,747	$3,066,019
Buildings and equipment	17,345,596	16,091,582
Less accumulated depreciation	(3,056,259)	(2,737,286)
Construction in progress	422,218	251,616
Net property and equipment	18,032,302	16,671,931
Investment in Unconsolidated Real Estate Affiliates	3,479,811	3,868,993
Net investment in real estate	21,512,113	20,540,924
Cash and cash equivalents	311,107	474,757
Accounts receivable, net	324,579	322,196
Notes receivable	415,499	678,496
Deferred expenses, net	267,478	209,852
Prepaid expenses and other assets	495,240	506,521
Total assets	$23,326,016	$22,732,746
Liabilities:
Mortgages, notes and loans payable	$13,493,872	$12,430,418
Investment in Unconsolidated Real Estate Affiliates	27,610	39,506
Accounts payable and accrued expenses	778,613	655,362
Dividend payable	199,315	433,961
Deferred tax liabilities	4,890	3,843
Junior subordinated notes	206,200	206,200
Total liabilities	14,710,500	13,769,290
Redeemable noncontrolling interests:
Preferred	52,256	144,060
Common	173,930	118,667
Total redeemable noncontrolling interests	226,186	262,727
Commitments and Contingencies	—	—
Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 956,486,635 issued, 872,760,245 outstanding as of September 30, 2017, and 968,153,526 issued, 884,097,680 outstanding as of December 31, 2016	9,291	9,407
Preferred Stock:
500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	242,042	242,042
Additional paid-in capital	11,312,277	11,417,597
Retained earnings (accumulated deficit)	(2,077,510)	(1,824,866)
Accumulated other comprehensive loss	(67,700)	(70,456)
Common stock in treasury, at cost, 56,267,195 shares as of September 30, 2017 and 56,596,651 shares as of December 31, 2016	(1,128,838)	(1,137,960)
Total stockholders' equity	8,289,562	8,635,764
Noncontrolling interests in consolidated real estate affiliates	54,110	33,583
Noncontrolling interests related to long-term incentive plan common units	45,658	31,382
Total equity	8,389,330	8,700,729
Total liabilities, redeemable noncontrolling interests and equity	$23,326,016	$22,732,746

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$363,857	$347,676	$1,062,075	$1,082,220
Tenant recoveries	160,755	162,031	485,737	504,242
Overage rents	4,582	6,505	13,799	19,024
Management fees and other corporate revenues	28,806	20,428	77,797	73,087
Other	20,357	17,853	61,079	57,539
Total revenues	578,357	554,493	1,700,487	1,736,112
Expenses:
Real estate taxes	61,516	58,239	178,053	173,651
Property maintenance costs	10,281	11,576	35,980	41,014
Marketing	1,744	2,244	5,185	7,036
Other property operating costs	75,848	73,479	214,742	215,474
Provision for doubtful accounts	2,152	574	8,769	5,685
(Recovery of) provision for loan loss	—	(6,659)	—	29,410
Property management and other costs	35,195	37,760	115,334	106,787
General and administrative	12,037	13,237	42,582	41,313
Provision for impairment	—	28,276	—	73,039
Depreciation and amortization	161,278	182,350	505,875	499,269
Total expenses	360,051	401,076	1,106,520	1,192,678
Operating income	218,306	153,417	593,967	543,434
Interest and dividend income	15,948	14,114	51,336	43,507
Interest expense	(135,980)	(141,296)	(402,512)	(437,338)
Gain (loss) on foreign currency	3,889	(657)	3,195	16,172
Gain on extinguishment of debt	—	—	55,112	—
Gain from changes in control of investment properties and other, net	95,165	620,309	79,325	733,416
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	197,328	645,887	380,423	899,191
Provision for income taxes	(6,993)	(49)	(15,347)	(728)
Equity in income of Unconsolidated Real Estate Affiliates	35,937	35,651	99,884	127,759
Unconsolidated Real Estate Affiliates - gain on investment, net	—	259	—	40,765
Net income	226,272	681,748	464,960	1,066,987
Allocation to noncontrolling interests	(3,492)	(7,570)	(9,157)	(15,083)
Net income attributable to GGP Inc.	222,780	674,178	455,803	1,051,904
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(11,951)
Net income attributable to common stockholders	$218,796	$670,194	$443,851	$1,039,953
Earnings Per Share:
Basic	$0.25	$0.76	$0.50	$1.18
Diluted	$0.23	$0.70	$0.47	$1.09
Dividends declared per share	$0.22	$0.20	$0.66	$0.58

GGP INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Comprehensive Income, Net:
Net income	$226,272	$681,748	$464,960	$1,066,987
Other comprehensive income (loss)
Foreign currency translation	4,065	(994)	2,602	14,640
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	—	—	(11,978)
Net unrealized gains on other financial instruments	10	(16)	21	4
Other comprehensive income (loss)	4,075	(1,010)	2,623	2,666
Comprehensive income	230,347	680,738	467,583	1,069,653
Comprehensive income allocated to noncontrolling interests	(3,674)	(7,563)	(9,024)	(15,079)
Comprehensive income attributable to GGP Inc.	226,673	673,175	458,559	1,054,574
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(11,951)
Comprehensive income, net, attributable to common stockholders	$222,689	$669,191	$446,607	$1,042,623

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2016	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

Net income				1,051,904			2,835	1,054,739
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,986)	(1,986)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates			(18,416)				(2,971)	(21,387)
Long Term Incentive Plan Common Unit grants, net (684,216 LTIP Units)			73	(950)			11,651	10,774
Restricted stock grants, net (339,551 common shares)	3	—	2,429					2,432
Employee stock purchase program (107,476 common shares)	1		3,694					3,695
Stock options exercised (2,699,998 common shares)	27		51,599					51,626
Cancellation of repurchased common shares (270,869 common shares)	(2)		(3,415)	(3,356)		6,773		—
Cash dividends reinvested (DRIP) in stock (20,759 common shares)	—	—	601	(213)				388
Other comprehensive income					14,564			14,564
Amounts reclassified from accumulated other comprehensive income					(11,894)			(11,894)
Cash distributions declared ($0.58 per share)				(512,513)				(512,513)
Cash distributions on Preferred Stock				(11,951)				(11,951)
Fair value adjustment for noncontrolling interest in Operating Partnership			(2,377)					(2,377)

Balance at September 30, 2016	$9,415	$242,042	$11,396,557	$(1,618,628)	$(70,134)	$(1,122,628)	$47,780	$8,884,404

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2017	$9,407	$242,042	$11,417,597	$(1,824,866)	$(70,456)	$(1,137,960)	$64,965	$8,700,729

Cumulative effect of accounting change			2,342	(3,000)			658	—
Net income				455,803			2,171	457,974
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(4,472)	(4,472)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							8,638	8,638
Contributions received from noncontrolling interests in consolidated Real Estate Affiliates			—				15,258	15,258
Long Term Incentive Plan Common Unit grants, net (451,585 LTIP Units)			795	(744)			12,550	12,601
Restricted stock grants, net (708,091 common shares)	7	—	6,792					6,799
Employee stock purchase program (127,619 common shares)	1		3,096					3,097
Stock options exercised (443,221 common shares)	4		17,212					17,216
Cancellation of repurchased common shares (12,980,447 common shares)	(128)		(170,514)	(112,464)		283,106		—
Treasury stock purchase (12,650,991 common shares)						(273,984)		(273,984)
Cash dividends reinvested (DRIP) in stock (34,625 common shares)	—	—	834	(138)				696
Other comprehensive income					2,756			2,756
Cash distributions declared ($0.66 per share)				(580,149)				(580,149)
Cash distributions on Preferred Stock				(11,952)				(11,952)
Fair value adjustment for noncontrolling interest in Operating Partnership			34,123					34,123

Balance at September 30, 2017	$9,291	$242,042	$11,312,277	$(2,077,510)	$(67,700)	$(1,128,838)	$99,768	$8,389,330

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$464,960	$1,066,987
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(99,884)	(127,759)
Distributions received from Unconsolidated Real Estate Affiliates	133,158	79,928
Provision for doubtful accounts	8,769	5,685
Depreciation and amortization	505,875	499,269
Amortization/write-off of deferred finance costs	9,011	8,880
Accretion/write-off of debt market rate adjustments	(3,256)	(4,119)
Amortization of intangibles other than in-place leases	24,874	36,450
Straight-line rent amortization	(3,260)	(13,997)
Deferred income taxes	9,290	(692)
Cost of debt extinguishment	—	5,403
Gain on dispositions, net	(4,775)	(27,266)
Unconsolidated Real Estate Affiliates - gain on investment, net	—	(40,765)
Gain from changes in control of investment properties and other, net	(79,325)	(733,416)
Provision for impairment	—	73,039
Gain on extinguishment of debt	(55,112)	—
Provision for loan loss	—	29,410
Gain on foreign currency	(3,195)	(16,172)
Net changes:
Accounts and notes receivable, net	8,740	271
Prepaid expenses and other assets	(24,610)	(9,504)
Deferred expenses, net	(16,380)	(36,117)
Restricted cash	266	113
Accounts payable and accrued expenses	30,844	3,602
Other, net	32,327	24,347
Net cash provided by operating activities	938,317	823,577
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	(291,046)	(94,744)
Development of real estate and property improvements	(451,078)	(400,429)
Loans to joint venture partners	(53,196)	(52,970)
Proceeds from repayment of loans to joint venture partners	47,076	7,578
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	42,028	1,300,703
Contributions to Unconsolidated Real Estate Affiliates	(71,076)	(103,210)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	81,763	60,891
Sale of marketable securities	—	46,408
Decrease in restricted cash	901	28,460
Other, net	—	662
Net cash (used in) provided by investing activities	(694,628)	793,349
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	1,355,000	663,479
Principal payments on mortgages, notes and loans payable	(680,715)	(1,466,675)
Deferred finance costs	(3,133)	(13,771)
Treasury stock purchases	(267,788)	—
Cash contributions from noncontrolling interests in consolidated real estate affiliates	15,258	—
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(4,472)	(23,075)

GGP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Cash distributions paid to common stockholders	(812,871)	(503,599)
Cash distributions reinvested (DRIP) in common stock	834	601
Cash distributions paid to preferred stockholders	(11,952)	(11,951)
Cash distributions and redemptions paid to unit holders	(15,182)	(3,173)
Other, net	14,487	41,112
Net cash used in financing activities	(410,534)	(1,317,052)
Effect of foreign exchange rates on cash and cash equivalents	3,195	—
Net change in cash and cash equivalents	(163,650)	299,874
Cash and cash equivalents at beginning of period	474,757	356,895
Cash and cash equivalents at end of period	$311,107	$656,769
Supplemental Disclosure of Cash Flow Information:
Interest paid	$406,282	$437,099
Interest capitalized	6,932	3,876
Income taxes paid	7,947	2,805
Accrued capital expenditures included in accounts payable and accrued expenses	126,306	88,515
Sale of Ala Moana (Refer to Note 3)
Acquisition of an additional interest in Miami Design District (Refer to Note 5)
Acquisition of 522 Fifth Avenue (Refer to Note 3)
Disposition of Lakeside (Refer to Note 3)
Issuance of note collateralized by Riverchase Galleria and Tysons Galleria anchor box (Refer to Note 13)
Acquisition and/or change of control at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue (Refer to Note 3)

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

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of September 30, 2017, we are the owner, either entirely or with joint venture partners, of 126 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of September 30, 2017, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of September 30, 2017
Tenant leases:
In-place value	$268,207	$(178,885)	$89,322

As of December 31, 2016
Tenant leases:
In-place value	$306,094	$(214,111)	$91,983

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

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization/accretion effect on continuing operations	$(15,100)	$(23,014)	$(56,417)	$(72,118)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2017 Remaining	$14,325
2018	45,801
2019	29,249
2020	20,458
2021	15,061

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Management fees from affiliates (1)	$28,806	$20,428	$77,797	$60,015
Management fee expense	(10,675)	(8,250)	(27,684)	(23,964)
Net management fees from affiliates	$18,131	$12,178	$50,113	$36,051

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

During the nine months ended September 30, 2016, we recorded a $73.0 million impairment charge (of which $28.3 million relates to the three months ended September 30, 2016) on our Consolidated Statements of Comprehensive Income related to three operating properties. During the nine months ended September 30, 2016, we received bona fide purchase offers for two properties which were less than their respective carrying values. The other property had non-recourse debt maturing during the nine months ended September 30, 2016 that exceeded the fair value of the operating property. This property was transferred to a special servicer during nine months ended September 30, 2016.

No provisions for impairment were recognized for the three and nine months ended September 30, 2017.

Changes in economic and operating conditions that occur subsequent to our review of recoverability of our properties could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those properties differ from actual results.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we performed for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and nine months ended September 30, 2017 and 2016. Changes in economic and operating conditions that occur subsequent to our review of recoverability of our investments in Unconsolidated Real Estate Affiliates could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those investments differ from actual results.

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion, including the uncommitted accordion feature, available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $525.0 million outstanding and no outstanding balance under our credit facility as of September 30, 2017 and December 31, 2016, respectively.

Recently Issued Accounting Pronouncements
Effective January 1, 2018, companies will be required to apply a five-step model in accounting for revenue. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. The Company has completed a preliminary review of the potential impact of this pronouncement to determine specific areas that will be affected by the adoption of this standard. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (discussed below) goes into effect, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, then revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The company intends to adopt the modified retrospective approach for implementation.
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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On September 19, 2017, GGP entered into three transactions with affiliates of Thor Equities (“Thor”) related to three separate joint ventures between GGP and Thor. First, GGP acquired 49.9% of its partner's interest in 218 West 57th Street based on a gross property valuation of $104.0 million. After the acquisition, GGP owned a 99.9% interest in 218 West 57th Street, while Thor retained a 0.1% interest. A portion of the net proceeds from the acquisition were used by Thor to pay off their $12.3 million note receivable to GGP related to the property. Of the remaining net proceeds, $9.75 million was used to pay down a portion of their note receivable for 530 Fifth Avenue and $3.36 million was used to pay down a portion of their note receivable to GGP for 685 Fifth Avenue (Note 13).

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Second, GGP recapitalized the 530 Fifth Avenue joint venture based on a gross property valuation of $334 million, whereby (i) Thor’s common interest having a value of $48.1 million was converted to a preferred equity interest with a 7.0% cumulative return in 530 Fifth Avenue, which serves as collateral for Thor's still-outstanding note receivable, and (ii) GGP owned a 90.23% common equity interest in 530 Fifth Avenue, while Thor retained a 9.77% common equity interest. The preferred return payable to Thor must first go toward interest and principal due to GGP under Thor’s note receivable for 530 Fifth Avenue (Note 13).
Finally, GGP agreed to recapitalize the 685 Fifth Avenue joint venture based on a gross property valuation of $652.6 million, whereby upon closing (i) Thor’s common interest having a value of $150 million will be converted to a preferred equity interest with a 7.0% cumulative return in 685 Fifth Avenue, which serves as collateral for Thor's still-outstanding note receivable, and (ii) GGP will own a 97.03% common equity interest in 685 Fifth Avenue, while Thor will retain a 2.97% common equity interest. The preferred return payable to Thor must first go toward interest and principal due to GGP under Thor’s note receivable for 685 Fifth Avenue. The recapitalization will be effective on December 31, 2017, however, Thor executed a power of attorney on September 19, 2017 granting GGP sole authority with respect to the management of the joint venture and the property.
GGP had previously accounted for our interest in these three joint ventures using the equity method of accounting (Note 2). As a result of the transactions described above, we account for our interest in these three joint ventures using the consolidation method of accounting with our joint venture partner's share of equity included in noncontrolling interest (Note 2). In addition, the $48.1 million and $148.1 million notes receivable due from our joint venture partner at 530 Fifth Avenue and 685 Fifth Avenue, respectively, are presented on the balance sheet in noncontrolling interests in consolidated real estate affiliates. The notes receivable and our joint venture partners' share of equity effectively net within the noncontrolling interest.

The table below summarizes the gain from changes in control calculation ($ in millions):

Gain from changes in control for 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue
Net implied fair value of previous investment and consideration	$250.0
Less: proportionate share of previous investments	198.1
Gain from changes in control of investment properties and other, net	$51.9

The following table summaries the allocation of the purchase price to the net assets acquired at the date of acquisition. These allocations were based on the relative fair values of the assets acquired and liabilities assumed ($ in millions):

Allocation of Thor Equities Purchase Price	218 W. 57th Street	530 Fifth Avenue	685 Fifth Avenue
Investment in real estate, including intangible assets and liabilities	$104.0	$334.0	$652.6
Fair value of debt (1)	(53.0)	(221.0)	(340.0)
Net working capital (2)	0.1	14.3	1.7
Net assets acquired	$51.1	$127.3	$314.3
(1)    530 Fifth Avenue includes $31.0 million of an intercompany loan between 530 Fifth Avenue and GGP.  218 W. 57th Street includes $53.0 million of an intercompany loan between 218 W. 57th Street and GGP.  Both loans eliminate in consolidation.
(2)    530 Fifth Avenue includes a $9.4 million escrow.

On July 12, 2017, we closed on the acquisition of the remaining 50% interest in 8 of the 12 anchor boxes included in the existing GS Portfolio Holdings LLC ("GSPH") joint venture with Seritage Growth Properties ("Seritage") for $190.1 million based on a total valuation of $380.2 million. We had previously owned a 50% interest in the joint venture and accounted for the joint venture using the equity method of accounting (Note 2), but as a result of the transaction we now account for this joint venture using the consolidation method of accounting. Of the total purchase price, $126.4 million was settled upon closing and Seritage retained certain special rights (governed by a Special Rights Agreement), which are callable by GGP for $63.7 million. Simultaneously, the 4 remaining anchor boxes in GSPH were distributed to a newly formed joint venture, GS Portfolio Holdings II, LLC ("GSPHII"), between GGP and Seritage in which the ownership interest remains at 50% for both joint venture partners. We account for GSPHII using the equity method of accounting (Note 2). In addition, GGPLP provided a loan to GSPHII for $127.4 million. This loan is collateralized by GSPHII's interest in the properties (Note 13). Finally, GGP acquired a 50% interest in 5 anchor boxes through a

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

newly formed joint venture, GS Portfolio Holdings 2017 ("GSPH2017"), for $57.5 million. We account for this joint venture using the equity method of accounting (Note 2).

The table below summarizes the gain from changes in control calculation ($ in millions):

Gain from a Change of Control in GSPH
Consideration paid to acquire our joint venture partner's interest	$190.1
Less: proportionate share of previous investment	147.2
Gain from changes in control of investment properties and other, net	$42.9

On June 30, 2017, we conveyed Lakeside Mall to the lender in full satisfaction of $144.5 million in outstanding debt. This transaction resulted in a $55.1 million gain on extinguishment of debt.

On June 9, 2017, we closed on the acquisition of our joint venture partner's 50% interest in Neshaminy Mall located in Bensalem, Pennsylvania for a gross purchase price of $65.0 million. Post acquisition, we own 100% of the mall. Prior to the acquisition of the remaining interest, the carrying value for our investment was $55.2 million. As a result of this acquisition, the implied fair value of our previous investment in Neshaminy Mall is $34.2 million, resulting in a loss of $21.0 million, recognized in loss from changes in control of investment properties and other for the nine months ended September 30, 2017.

On May 12, 2017, we closed on the sale of Red Cliffs Mall in St. George, Utah for $39.1 million. The transaction netted proceeds of approximately $36.3 million and resulted in a gain on sale of $5.6 million recognized in gain from changes in control of investment properties and other for the nine months ended September 30, 2017.

The acquisition of 605 N. Michigan Avenue on December 1, 2016 was recorded in 2016 using a preliminary estimate of the net assets acquired. Certain amounts were reclassified according to the subsequent purchase price allocation recorded during 2017.

On September 15, 2016, joint ventures we formed with Simon Property Group and Authentic Brands Group LLC acquired Aeropostale, Inc. ("Aeropostale") for $80.0 million in total cash which included cash for working capital requirements of the retail business. In connection with the transaction, our total investment was $20.4 million of cash contributed to the ventures for an effective ownership of approximately 26% in the two joint ventures. Aeropostale is a tenant at certain properties for which we receive rental income included in minimum rents on the Consolidated Statements of Comprehensive Income.

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On June 30, 2016, we closed on the sale of our 49.8% interest in One Stockton Partners, LLC in San Francisco, California to our joint venture partner for $49.8 million. In connection with the sale, $16.3 million in mortgage debt was assumed. This transaction netted proceeds of approximately $33.5 million and resulted in a gain of $22.7 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2016. In addition to the sale, the joint venture partner made an $8.0 million repayment of a note receivable.

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
NOTE 4        FAIR VALUE

Nonrecurring Fair Value Measurements

We estimate fair value relating to changes in accounting methods for our assets and impairment assessments based upon discounted cash flow and direct capitalization models that include all projected cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable. Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. Based upon these inputs, we determined that our valuations of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy. For our properties for which the estimated fair value was based on negotiated sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
	($ in thousands)
Nine Months Ended September 30, 2017
Investments in real estate (1)	$1,090,600	$—	$—	$1,090,600	$—

Unobservable Quantitative Input	Range
Discount Rates	6.0% to 7.0%
Terminal capitalization rates	4.0% to 5.5%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$10,451,125	$10,519,680	$10,441,166	$10,832,272
Variable-rate debt	3,042,747	2,955,915	1,989,252	1,990,458
	$13,493,872	$13,475,595	$12,430,418	$12,822,730

(1)	Includes net market rate adjustments of $24.6 million and deferred financing costs of $33.2 million, net.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(2)	Includes net market rate adjustments of $27.8 million and deferred financing costs of $40.1 million, net.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of September 30, 2017 and December 31, 2016. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	September 30, 2017	December 31, 2016
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$2,872,752	$2,664,736
Buildings and equipment	13,877,355	13,555,059
Less accumulated depreciation	(3,689,038)	(3,538,776)
Construction in progress	527,024	284,198
Net property and equipment	13,588,093	12,965,217
Investment in unconsolidated joint ventures	581,941	503,305
Net investment in real estate	14,170,034	13,468,522
Cash and cash equivalents	507,363	455,862
Accounts receivable, net	562,623	655,655
Notes receivable	11,969	8,912
Deferred expenses, net	341,098	321,095
Prepaid expenses and other assets	230,328	327,645
Total assets	$15,823,415	$15,237,691
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$10,474,639	$10,476,935
Accounts payable, accrued expenses and other liabilities	888,738	595,570
Cumulative effect of foreign currency translation ("CFCT")	(45,605)	(50,851)
Owners' equity, excluding CFCT	4,505,643	4,216,037
Total liabilities and owners' equity	$15,823,415	$15,237,691
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$4,460,038	$4,165,186
Less: joint venture partners' equity	(2,565,400)	(2,095,166)
Plus: excess investment/basis differences	1,604,437	1,590,821
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	3,499,075	3,660,841
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	—	180,000
Elimination of consolidated real estate investment interest through joint venture	(54,971)	(27,500)
Retail investment, net	8,097	16,146
Investment in Unconsolidated Real Estate Affiliates, net	$3,452,201	$3,829,487
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$3,479,811	$3,868,993
Liability - Investment in Unconsolidated Real Estate Affiliates	(27,610)	(39,506)
Investment in Unconsolidated Real Estate Affiliates, net	$3,452,201	$3,829,487

(1)	The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include Miami Design District as of September 30, 2017. Refer to the discussion below regarding Miami Design District.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$295,294	$278,396	$880,767	$800,167
Tenant recoveries	124,927	121,810	366,869	349,983
Overage rents	7,110	7,627	17,302	19,430
Condominium sales	97,573	91,788	277,962	445,434
Other	12,894	12,106	38,736	36,060
Total revenues	537,798	511,727	1,581,636	1,651,074
Expenses:
Real estate taxes	39,731	33,656	107,195	90,008
Property maintenance costs	9,437	9,767	30,501	30,116
Marketing	4,771	3,601	13,249	15,794
Other property operating costs	60,147	56,445	170,076	158,413
Condominium cost of sales	71,336	66,924	202,860	324,772
Provision for doubtful accounts	473	2,042	4,495	11,457
Property management and other costs (2)	23,102	17,477	61,472	50,946
General and administrative	292	482	1,355	1,777
Depreciation and amortization	128,800	126,408	378,531	347,267
Total expenses	338,089	316,802	969,734	1,030,550
Operating income	199,709	194,925	611,902	620,524
Interest income	2,987	2,692	8,530	6,792
Interest expense	(123,014)	(109,863)	(348,195)	(313,777)
Provision for income taxes	(364)	(215)	(911)	(589)
Equity in loss of unconsolidated joint ventures	(4,715)	(3,616)	(15,426)	(37,869)
Income from continuing operations	74,603	83,923	255,900	275,081
Allocation to noncontrolling interests	(25)	(22)	(69)	(96)
Net income attributable to the ventures	$74,578	$83,901	$255,831	$274,985
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$74,578	$83,901	$255,831	$274,985
Joint venture partners' share of income	(30,050)	(43,014)	(116,372)	(125,447)
Elimination of (gain) loss from consolidated real estate investment with interest owned through joint venture	(77)	—	1,363	—
Gain (loss) on retail investment	5,933	—	(4,853)	—
Amortization of capital or basis differences	(14,447)	(5,236)	(36,085)	(21,779)
Equity in income of Unconsolidated Real Estate Affiliates	$35,937	$35,651	$99,884	$127,759

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 22 domestic joint ventures, comprising 38 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures.

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
On July 12, 2017, we closed on the acquisition of the remaining 50% interest in 8 anchor boxes included in the GSPH joint venture with Seritage. We had previously owned a 50% interest in the joint venture and accounted for the joint venture using the equity method of accounting, but as a result of the transaction we now account for this joint venture using the consolidation method of accounting. Simultaneously, we distributed the 4 remaining anchor boxes in GSPH to a newly formed joint venture, GSPHII, between GGP and Seritage in which the ownership interest remains at 50% for both joint venture partners, and we continue to account for this joint venture using the equity method of accounting. Finally, we acquired a 50% interest in 5 anchor boxes through a newly formed joint venture, GSPH2017, which we account for using the equity method of accounting (Note 3).

On September 19, 2017, we entered into three transactions with affiliates of Thor related to joint ventures between GGP and Thor at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue. Subsequent to the transactions, we changed our method of accounting for these three joint ventures from the equity method of accounting to the consolidation method of accounting with our joint venture partner's share of equity included in noncontrolling interest (Note 3).
Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.1 billion as of September 30, 2017 and $5.4 billion as of December 31, 2016, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $85.3 million at one property as of September 30, 2017, and $86.5 million as of December 31, 2016. We are obligated to contribute funds on an ongoing basis,

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of September 30, 2017, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	September 30, 2017 (1)	Weighted-Average Interest Rate (2)	December 31, 2016 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$10,451,125	4.41%	$10,441,166	4.44%
Total fixed-rate debt	10,451,125	4.41%	10,441,166	4.44%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,524,744	3.23%	1,997,978	2.45%
Revolving credit facility (5)	518,003	2.56%	(8,726)	—
Total variable-rate debt	3,042,747	3.12%	1,989,252	2.45%
Total Mortgages, notes and loans payable	$13,493,872	4.12%	$12,430,418	4.12%
Junior subordinated notes	$206,200	2.76%	$206,200	2.34%

(1)	Includes $24.6 million of market rate adjustments and $33.2 million of deferred financing costs, net.

(2)	Represents the weighted-average interest rates on our contractual principal balances.

(3)	Includes $27.8 million of market rate adjustments and $40.1 million of deferred financing costs, net.

(4)	$1.4 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2017, $17.9 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized. Although a majority of the $13.0 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $825.5 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the nine months ended September 30, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. The property subsequently replaced a property that was sold during the nine months ended September 30, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 15 properties. In addition, we obtained a new consolidated mortgage note at one property for $325.0 million with an interest rate of 3.98%. Finally, as a result of the three transactions with Thor (Note 3), we now use the consolidation method of accounting for a $340.0 million consolidated mortgage note with an interest rate of LIBOR plus 2.75% and a $190.0 million consolidated mortgage note with an interest rate of LIBOR plus 3.25%. We manage our exposure to interest rate fluctuations related to this debt using interest rate cap agreements which allow us to replace variable-rate debt with fixed-rate debt. However, our efforts to manage risks associated with interest rate volatility may not be successful.

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

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	September 30, 2017 (1)	Weighted-Average Interest Rate	December 31, 2016 (2)	Weighted-Average Interest Rate
Unsecured debt:
Revolving credit facility	$525,000	2.56%	$—	—
Total unsecured debt	$525,000	2.56%	$—	—

(1)	Excludes deferred financing costs of $7.0 million in 2017 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $8.7 million in 2016 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company's leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of September 30, 2017. As of September 30, 2017, $525.0 million was outstanding on the Facility.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior subordinated notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior subordinated notes. The Junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. Though the Trust currently is a wholly-owned subsidiary of GGPN, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. We have recorded the Junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $53.1 million as of September 30, 2017 and $57.8 million as of December 31, 2016. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of September 30, 2017.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2014 through 2016 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2013 through 2016. We have one TRS that has extended the statute of limitations for the year ended December 31, 2013 until December 31, 2018 for purposes of reviewing a carryback claim.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of September 30, 2017.

NOTE 8        WARRANTS

Brookfield and certain parties who were previously members of a Brookfield investor consortium owned 73,930,000 warrants (the "Warrants") to purchase common stock of GGP with an initial weighted average exercise price of $10.70. Each Warrant was fully vested upon issuance, had a term of seven years and expires on November 9, 2017. Below is a summary of Warrants that were originally issued and are still outstanding as of September 30, 2017.

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

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2016	90,288,964	$8.80	$8.60
July 15, 2016	90,865,607	8.75	8.54
October 14, 2016	91,553,142	8.68	8.48
December 15, 2016	92,344,178	8.61	8.41
December 27, 2016	93,268,285	8.52	8.32
April 13, 2017	94,170,214	8.44	8.24
July 13, 2017	95,057,357	8.36	8.17

As of September 30, 2017, the warrant holders had the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants) or net share settle at the option of the holder. The remaining 16,430,000 Warrants owned or managed by Brookfield must be net share settled.

On October 6, 2017, Brookfield exercised Warrants to purchase68,820,268 shares of our common stock, par value $0.01 per share (Note 18).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions to preferred GGPOP units	$(874)	$(2,237)	$(3,889)	$(6,640)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (common units)	(1,846)	(3,879)	(3,097)	(5,608)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(515)	(1,172)	(1,068)	(2,325)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(257)	(282)	(1,103)	(510)
Allocation to noncontrolling interests	(3,492)	(7,570)	(9,157)	(15,083)
Other comprehensive (income) loss allocated to noncontrolling interests	(182)	7	133	4
Comprehensive income allocated to noncontrolling interests	$(3,674)	$(7,563)	$(9,024)	$(15,079)

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

The redeemable Common and Preferred Units of GGPOP are recorded at the greater of the carrying amount adjusted for the noncontrolling interest's share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their redemption value (i.e. fair value) as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net income (loss) attributable to GGP Inc.

The common redeemable noncontrolling interests have been recorded at fair value for all periods presented. One tranche of preferred redeemable noncontrolling interests has been recorded at fair value, while the other tranches of preferred redeemable noncontrolling interests have been recorded at carrying value.

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of September 30, 2017, the aggregate amount of cash we would have paid would have been $173.9 million and $52.3 million, respectively.

GGPOP issued Preferred Units that are, or were, convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Series D and Series E Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of September 30, 2017	Converted Basis to Common Units Outstanding as of September 30, 2017	Conversion Price	Redemption Value (1)
Series B	3.00000	10	—	$16.66670	$486
Series D	1.50821	533	835	33.15188	26,637
Series E	1.29836	503	679	38.51000	25,133
					$52,256

(1)	As of July 10, 2017, the Series B preferred unit conversion option expired and now has a fixed cash liquidation value of $50 per unit.

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2017, and 2016.

Balance at January 1, 2016	$287,627
Net income	5,608
Distributions	(3,078)
Redemption of GGPOP units	(1,687)
Other comprehensive loss	(4)
Fair value adjustment for noncontrolling interests in Operating Partnership	2,377
Balance at September 30, 2016	$290,843

Balance at January 1, 2017	$262,727
Net income	3,097
Distributions	(4,731)
Redemption of GGPOP units	(651)
Other comprehensive loss	(133)
Fair value adjustment for noncontrolling interests in Operating Partnership	(34,123)
Balance at September 30, 2017	$226,186

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22
2016
December 13	December 27, 2016	January 27, 2017	$0.26
October 31	December 15, 2016	January 6, 2017	0.22
August 1	October 14, 2016	October 31, 2016	0.20
May 2	July 15, 2016	July 29, 2016	0.19
February 1	April 15, 2016	April 29, 2016	0.19

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 34,625 shares were issued during the nine months ended September 30, 2017 and 20,759 shares were issued during the nine months ended September 30, 2016.

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

Our Board of Directors declared preferred stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984
2016
October 31	December 15, 2016	January 3, 2017	$0.3984
August 1	September 15, 2016	October 3, 2016	0.3984
May 2	June 15, 2016	July 1, 2016	0.3984
February 1	March 15, 2016	April 1, 2016	0.3984

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the three months ended September 30, 2017, and 2016:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at July 1, 2016	$(69,251)	$120	$—	$(69,131)
Other comprehensive income (loss)	(987)	(16)	—	(1,003)
Balance at September 30, 2016	$(70,238)	$104	$—	$(70,134)

Balance at July 1, 2017	$(71,708)	$115	$—	$(71,593)
Other comprehensive income (loss)	3,884	9	—	3,893
Balance at September 30, 2017	$(67,824)	$124	$—	$(67,700)

The following table reflects the activity of the components of accumulated other comprehensive loss for the nine months ended September 30, 2017, and 2016:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Reclassification adjustment for realized gains on available-for-sale securities included in net income	Total
Balance at January 1, 2016	$(84,798)	$100	$11,894	$(72,804)
Other comprehensive income (loss)	14,560	4	(11,894)	2,670
Balance at September 30, 2016	$(70,238)	$104	$—	$(70,134)

Balance at January 1, 2017	$(70,560)	$104	$—	$(70,456)
Other comprehensive income (loss)	2,736	20	—	2,756
Balance at September 30, 2017	$(67,824)	$124	$—	$(67,700)

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerators - Basic and Diluted:
Net income	226,272	681,748	464,960	1,066,987
Preferred Stock dividends	(3,984)	(3,984)	(11,952)	(11,951)
Allocation to noncontrolling interests	(3,492)	(7,570)	(9,157)	(15,083)
Net income attributable to common stockholders	$218,796	$670,194	$443,851	$1,039,953
Denominators:
Weighted-average number of common shares outstanding - basic	878,663	885,092	881,786	883,720
Effect of dilutive securities	61,521	70,764	63,207	69,090
Weighted-average number of common shares outstanding - diluted	940,184	955,856	944,993	952,810
Anti-dilutive Securities:
Effect of Preferred Units	1,514	5,409	1,514	5,409
Effect of Common Units	8,374	4,768	5,991	4,768
Effect of LTIP Units	1,805	1,775	1,852	1,764
Weighted-average number of anti-dilutive securities	11,693	11,952	9,357	11,941

For the three and nine months ended September 30, 2017 and 2016, dilutive options and dilutive shares related to the Warrants are included in the denominator of diluted EPS.

Outstanding Common Units and LTIP Units have been excluded from the diluted earnings per share calculation because including such units would also require that the share of GGPOP income attributable to such units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Units dividend be added back to the net income, resulting in anti-dilution. Subsequent to September 30, 2017, Brookfield exercised Warrants for 68,820,268 shares or common stock using both full and net share settlement. Approximately 49 million shares were already included in the diluted share count, thus the share count will increase by an incremental 20 million shares subsequent to quarter end (Note 18).

GGP owned 56,267,195 and 55,969,390 shares of treasury stock as of September 30, 2017 and 2016. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Additionally, GGPN holds 27,459,195 shares of stock as a result of warrants purchased during the year ended December 31, 2013. These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

Compensation expense related to stock-based compensation plans for the three and nine months ended September 30, 2017, and 2016 is summarized in the following table in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options - Property management and other costs	$811	$1,479	$2,766	$4,632
Stock options - General and administrative	1,814	2,806	6,449	8,297
Restricted stock - Property management and other costs	1,366	772	4,424	2,080
Restricted stock - General and administrative	540	162	2,368	473
LTIP Units - Property management and other costs	397	379	1,189	967
LTIP Units - General and administrative	3,389	3,879	14,330	10,925
Total	$8,317	$9,477	$31,526	$27,374

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan for GGP for the nine months ended September 30, 2017, and 2016:

	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price (1)
Stock options Outstanding at January 1,	15,277,189	$17.90	18,162,700	$17.34
Granted	—	—	91,261	25.81
Exercised	(443,221)	18.05	(2,699,998)	14.20
Forfeited	(148,040)	22.31	(224,247)	19.80
Expired	(4,107)	28.86	(15,608)	17.73
Stock options Outstanding at September 30,	14,681,821	$17.85	15,314,108	$17.91

(1)	Changes to prior year weighted average exercise price is due to adjustment of the strike price for the special dividend issued in 2016.

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value (1)
LTIP Units Outstanding at January 1,	4,345,912	$27.27	1,724,747	$29.32
Granted	553,526	25.38	2,640,963	25.89
Exercised	(92,880)	29.15	—	—
Forfeited	(58,894)	26.77	(38,862)	28.98
Expired	—	—	—	—
LTIP Units Outstanding at September 30,	4,747,664	$27.02	4,326,848	$27.23

(1)	Changes to prior year weighted average exercise price is due to adjustment of the strike price for the special dividend issued in 2016.

	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted stock Outstanding at January 1,	476,686	$27.11	206,219	$29.16
Granted	808,448	25.30	346,873	26.18
Vested	(170,137)	26.78	(66,578)	28.61
Canceled	(100,357)	26.02	(7,322)	27.62
Restricted stock Outstanding at September 30,	1,014,640	25.83	479,192	27.10

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	September 30, 2017	December 31, 2016
Trade receivables	$102,908	$107,107
Short-term tenant receivables	2,957	1,414
Straight-line rent receivable	235,216	227,859
Other accounts receivable	3,687	3,699
Total accounts receivable	344,768	340,079
Provision for doubtful accounts	(20,189)	(17,883)
Total accounts receivable, net	$324,579	$322,196

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	September 30, 2017	December 31, 2016
Notes receivable	$404,650	$665,289
Accrued interest	10,849	13,207
Total notes receivable	415,499	678,496

As a result of the transactions described in Note 3, 530 Fifth Avenue and 685 Fifth Avenue are now accounted for under the consolidation method of accounting. Therefore, the $148.1 million and $48.1 million notes receivable due from our joint venture partner related to the properties at 685 Fifth Avenue and 530 Fifth Avenue, respectively, are presented on the balance sheet net of noncontrolling interests in consolidated real estate affiliates. Additionally, the $31.0 million mezzanine loan provided to the 530 Fifth Avenue joint venture and the $53.0 million mezzanine loan provided to the 218 W. 57th Street joint venture are now eliminated as part of the consolidation of the properties.

On July 12, 2017, we entered into a promissory note with our joint venture GS Portfolio Holding LLC, in which we lent GS Portfolio Holding LLC $127.4 million that bears interest at 6.6% per annum from July 12, 2017 to December 31, 2017, and 6.3% from January 1, 2018 to December 31, 2018. Interest payments occur a month in arrears, commencing on the first day of the second calendar month with a final payment on the maturity date. The note is collateralized by GS Portfolio Holdings LLC's interest in four anchor boxes (Note 3).

On May 23, 2017, we entered into a promissory note with our joint venture partner, Bayside Equities, LLC ("Bayside Equities"), a subsidiary of AHC, in which we lent Bayside Equities $19.1 million that bears interest at 12.2% per annum. The note is collateralized by Bayside Equities' economic interest in Riverchase Galleria and the Tysons Galleria anchor box.

On July 29, 2016, we settled a note receivable in the net amount of $78.9 million issued to Rique Empreendimentos e Participacoes Ltda. ("Rique") in exchange for approximately 18.3 million shares in Aliansce Shopping Centers, S.A. ("Aliansce"), resulting in an 11.3% ownership in Aliansce. On September 29, 2016, we sold the 18.3 million shares in Aliansce to the Canada Pension Plan Investment Board for a sales price of $84.9 million. The note receivable was issued in conjunction with our sale of Aliansce to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable was denominated in Brazilian Reais, bore interest at an effective interest rate of approximately 14%, was collateralized by shares of common stock in Aliansce, and required annual principal and interest payments over the term. During the nine months ended September 30, 2016, we determined, based on current information and events, that it was probable that we would be unable to collect all amounts due according to the contractual terms of the receivable. As the note receivable was a collateral dependent loan, we estimated the provision for loss based on the fair value of the market price of the Aliansce shares which served as the collateral for the loan. We recognized a $29.4 million loss on the note recorded in the provision for loan loss on the Consolidated Statements of Comprehensive Income based on the value of the collateral and included accrued interest of $7.5 million in the provision for loan loss. We recognized

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Comprehensive Income.

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

On June 30, 2015, we entered into a promissory note with our joint venture partner MKB (defined in Note 5), in which we would lend MKB up to $80 million for capital calls after an initial contribution of $80 million by MKB and until the joint venture secured construction financing. This loan bears interest at LIBOR plus 6% and is secured by MKB's partnership interest in AMX, which is constructing a luxury residential condominium tower on a site located within the Ala Moana Shopping Center. On August 2, 2017 the outstanding note balance of $17.1 million was paid off. Construction financing closed during the third quarter of 2015.

Notes receivable includes $204.3 million of notes receivable from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million to our joint venture partner in the retail portion and bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 9.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of September 30, 2017, there was $154.8 million and $80.0 million outstanding on these loans, respectively.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30, 2017			December 31, 2016
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$427,605	$(317,067)	$110,538	$512,802	$(368,900)	$143,902
Below-market ground leases, net	118,994	(14,349)	104,645	118,994	(12,788)	106,206
Real estate tax stabilization agreement, net	111,506	(43,503)	68,003	111,506	(38,769)	72,737
Total intangible assets	$658,105	$(374,919)	$283,186	$743,302	$(420,457)	$322,845
Remaining prepaid expenses and other assets:
Security and escrow deposits			72,953			59,054
Prepaid expenses			52,564			46,709
Other non-tenant receivables			29,999			34,677
Deferred tax, net of valuation allowances			(1,300)			6,943
Other			57,838			36,293
Total remaining prepaid expenses and other assets			212,054			183,676
Total prepaid expenses and other assets			$495,240			$506,521

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30, 2017			December 31, 2016
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	251,789	(161,455)	$90,334	267,048	(172,210)	$94,838
Above-market headquarters office leases, net	4,342	(2,412)	1,930	15,268	(10,346)	4,922
Above-market ground leases, net	9,127	(2,533)	6,594	9,127	(2,258)	6,869
Total intangible liabilities	$265,258	$(166,400)	$98,858	$291,443	$(184,814)	$106,629
Remaining Accounts payable and accrued expenses:
Accrued interest			44,522			47,821
Accounts payable and accrued expenses			94,400			87,485
Accrued real estate taxes			107,981			87,313
Deferred gains/income			95,768			91,720
Accrued payroll and other employee liabilities			43,909			57,721
Construction payable			127,672			115,077
Tenant and other deposits			35,297			15,061
Insurance reserve liability			15,166			14,184
Capital lease obligations			5,386			5,386
Conditional asset retirement obligation liability			6,316			5,327
Other			103,338			21,638
Total remaining Accounts payable and accrued expenses			679,755			548,733
Total Accounts payable and accrued expenses			$778,613			$655,362

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,177	$2,131	$6,562	$6,376
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,605	1,551	4,846	4,637

NOTE 18    SUBSEQUENT EVENTS

On October 3, 2017, GGP acquired a 100% interest in 2 anchor boxes at Neshaminy Mall and Oakwood Center located in Bensalem, Pennsylvania and Gretna, Louisiana, respectively. Additionally, we terminated leases at 2 anchor boxes at Oxmoor Center and Crossroads Center located in Louisville, Kentucky and St. Cloud, Minnesota, respectively. The net consideration of the 2 acquired anchor boxes and 2 anchor box lease terminations was $20.5 million.

On October 6, 2017, Brookfield exercised Warrants to purchase 68,820,268 shares of our common stock, par value $0.01 per share. Warrants were exercised using the full physical settlement method resulting in the issuance of 55,296,573 shares of common stock for an aggregate of $462.4 million in cash and 13,523,695 shares of common stock were issued under net share settlement at a price of $21.21 per share.

On October 13, 2017, we refinanced a consolidated mortgage note at 530 Fifth Avenue. The new loan has a balance of $110.0 million, a term-to-maturity of 4.1 years and an interest rate of LIBOR plus 3.25%.

On October 25, 2017, Abu Dhabi Investment Authority exercised approximately 5.5 million warrants that were net share settled for approximately 4.3 million shares.

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and shareholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot) and urban retail properties. GGP Inc. defines best-in-class retail and modern luxury through curated merchandising and elegant culinary experiences set against the backdrop of refined ambiance across this distinguished collection of destinations. Our retail properties are the core centers of retail, dining and entertainment within their trade areas and, therefore, represent hubs of daily life. As of September 30, 2017, we own, either entirely or with joint venture partners, 126 retail properties located throughout the United States comprising approximately 123 million square feet of gross leasable area ("GLA").

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

As of September 30, 2017 the portfolio was 96.5% leased, compared to 96.7% leased at September 30, 2016. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 9.9% higher than the final rents paid on expiring leases. Our overall leasing activity is approximately twice the amount of GLA included in the suite-to-suite comparison due to leasing of anchor boxes that are not included in the suite-to-suite spreads.

We have identified approximately $1.5 billion of development and redevelopment projects within our portfolio, including re-development of anchor box spaces, over 80% of which is being invested into Class A retail properties. We currently expect to achieve stabilized returns of approximately 7-9% for all projects.

We believe our long-term strategy can provide our shareholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Net income attributable to GGP Inc. decreased from $1,051.9 million for the nine months ended September 30, 2016 to $455.8 million for the nine months ended September 30, 2017 primarily due to 2016 gains related to the sale of interests in three properties. Our Company NOI (as defined below) remained flat of $1,699.6 million for the nine months ended September 30, 2016 compared to $1,714.9 million for the nine months ended September 30, 2017. Our Company FFO (as defined below) decreased 2.2% from $1,059.1 million for the nine months ended September 30, 2016 to $1,035.5 million for the nine months ended September 30, 2017 primarily due to decreased income recognition on condominiums.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to GGP Inc.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	September 30, 2017 (1)	September 30, 2016 (1)
In-Place Rents per square foot (2)
Consolidated Properties	$65.63	$65.17
Unconsolidated Properties	101.85	101.11
Total Retail Properties	$78.02	$77.41

Percentage Leased
Consolidated Properties	96.8%	96.6%
Unconsolidated Properties	95.9%	96.9%
Total Retail Properties	96.5%	96.7%

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$12,091	$12,253
Unconsolidated Properties	9,068	8,805
Total Retail Properties	$21,158	$21,058

Tenant Sales per square foot (3)
Consolidated Properties	$502	$506
Unconsolidated Properties	765	740
Total Retail Properties	$589	$584

(1)	Metrics exclude properties acquired in the year ended December 31, 2016 and the nine months ended September 30, 2017 and certain other retail properties.

(2)	Rent is presented on a cash basis and consists of base minimum rent and common area costs.

(3)	Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales <10,000 square feet is presented as sales per square foot in dollars.

Lease Spread Metrics

The following table summarizes signed leases compared to expiring leases in the same suite, for leases where (1) the downtime between new and previous tenant was less than 24 months, (2) the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet and (3) the new lease is at least a year.

	# of Leases	SF	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,579	4,743,623	6.6	$62.87	$57.21	$5.66	9.9%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended September 30, 2017 and 2016

The following table is a breakout of the components of minimum rents:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$357,292	$352,023	$5,269	1.5%
Lease termination income	9,071	1,840	7,231	393.0
Straight-line rent	2,768	3,552	(784)	(22.1)
Above and below-market tenant leases, net	(5,274)	(9,739)	4,465	(45.8)
Total Minimum rents	$363,857	$347,676	$16,181	4.7%

Base minimum rents increased $5.3 million primarily due to the acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016, resulting in a $5.1 million increase in base minimum rents during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Lease termination income increased $7.2 million primarily due to lease terminations at multiple tenants spread across the portfolio during the three months ended September 30, 2017.

Management fees and other corporate revenues increased $8.4 million primarily due to property and asset management fees related to the new Seritage joint venture and lease fees at 530 Fifth Avenue during the third quarter of 2017 (Note 3).

Other revenue increased $2.5 million primarily due to the recognition of a $2.3 million gain on the sale of land at one operating property during the three months ended September 30, 2017.

Property maintenance costs decreased $1.3 million primarily due to operational efficiencies.

Other property operating costs increased $2.4 million primarily due to the acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016, resulting in a $1.4 million increase in other property operating costs during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Recovery of loan loss of $6.7 million relates to the settlement of the Rique note receivable during 2016 (Note 13).

Provision for impairment of $28.3 million is related to impairment charges recorded on one operating property during the three months ended September 30, 2016 (Note 2).

Depreciation and amortization decreased $21.1 million primarily due to the write-off of anchor buildings demolished at two operating properties during the three months ended September 30, 2016.

Interest and dividend income increased $1.8 million primarily due to an increase in interest income related to notes receivable due from joint venture partners (Note 13).

Interest expense decreased $5.3 million due to a mortgage note paid down at one of our operating properties during 2016, resulting in a $3.4 million decrease in interest expense (Note 6) and the conveyance of Lakeside Mall to the lender in full satisfaction of the debt, resulting in a $3.0 million decrease in interest expense. The decreases were partially offset by an outstanding revolver balance in the three months ended September 30, 2017 and an increase in the LIBOR rate over the prior year.

The loss on foreign currency during the three months ended September 30, 2016 is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013. The note receivable was settled during 2016 (Note 13). The gain on foreign currency during the three months ended September 30, 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement, which are held in Brazilian Reais.

The gain from changes in control of investment properties and other of $95.2 million during the three months ended September 30, 2017 relates to the transaction at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue and the Seritage joint venture transactions. The gain from changes in control of investment properties and other of $620.3 million during the three months ended September 30, 2016 primarily relates to the sale of an interest in Fashion Show, the sale of our interests in two operating properties and additional development related to our sale of a 25% interest in Ala Moana Center in 2015 (Note 3).

Provision for income taxes increased $6.9 million primarily due to tax credits related to solar investments received during the three months ended September 30, 2016.

Unconsolidated Real Estate Affiliates - gain on investment during the three months ended September 30, 2016 relates to additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3).

Nine months ended September 30, 2017 and 2016

The following table is a breakout of the components of minimum rents:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,061,730	$1,088,110	$(26,380)	(2.4)%
Lease termination income	18,379	10,801	7,578	70.2
Straight-line rent	3,260	13,998	(10,738)	(76.7)
Above and below-market tenant leases, net	(21,294)	(30,689)	9,395	(30.6)
Total Minimum rents	$1,062,075	$1,082,220	$(20,145)	(1.9)%

Base minimum rents decreased $26.4 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $45.0 million less base minimum rents during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the third quarter of 2016 resulted in $7.7 million less base minimum rents. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner and the acquisition of 605 N. Michigan Avenue during the fourth quarter of 2016 resulted in an offsetting $19.5 million increase in base minimum rents.

Lease termination income increased $7.6 million primarily due to lease terminations at multiple tenants spread across the portfolio during the nine months ended September 30, 2017.

Tenant recoveries decreased $18.5 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $18.5 million less tenant recoveries during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the third quarter of 2016 resulted in $3.0 million less tenant recoveries and reimbursable common area maintenance charges decreased by $11.6 million across the portfolio. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $7.9 million increase in tenant recoveries and reimbursable taxes increased by $7.8 million.

Management fees and other corporate revenues increased $4.7 million primarily due to $3.4 million in property management fees related to the joint venture formed with Fashion Show during the third quarter of 2016, $5.4 million in property and asset management fees related to the Seritage joint venture during the third quarter of 2017 (Note 3), a $4.3 million one-time profit participation payment received during the nine months ended September 30, 2017 related to our Aeropostale joint venture (Note 5) and $2.5 million in leasing fees at 530 Fifth Avenue. This is partially offset by the divestiture of our investment in Seritage Growth Properties stock during the nine months ended September 30, 2016, which resulted in a $13.1 million gain (Note 2).

Other revenue increased $3.5 million primarily due to the recognition of $4.6 million in gains on the sale of land at two operating properties during the nine months ended September 30, 2017 and a contract termination fee of $3.2 million received during the nine months ended September 30, 2017. The recognition of gains on the sale of air rights at Ala Moana Center resulted in an offsetting decrease in other revenue. During the nine months ended September 30, 2016, $13.1 million previously deferred gains were recognized, and during the nine months ended September 30, 2017, $7.0 million of previously deferred gains were recognized.

Property maintenance costs decreased $5.0 million primarily due to operational efficiencies.

Marketing costs decreased $1.9 million primarily due to a change in corporate strategy that resulted in a net reduction in spending.

Other property operating costs decreased $0.7 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $5.9 million less other property operating costs during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. The acquisition of the remaining 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $3.9 million increase in other property operating costs.

Provision for loan loss of $29.4 million relates to the settlement of the Rique note receivable during 2016 (Note 13).

Property management and other costs increased $8.5 million primarily due to bonus savings in the prior year.

Provision for impairment of $73.0 million is related to impairment charges recorded on three operating properties during the nine months ended September 30, 2016 (Note 2).

Interest and dividend income increased $7.8 million primarily due to interest income received during the nine months ended September 30, 2017 on the proceeds of the settlement of the Rique note receivable in the third quarter of 2016. As it was determined during the first quarter of 2016 that it was probable that we would be unable to collect all amounts due according to the contractual terms of the receivable, interest income on the note receivable was not recognized subsequent to the first quarter of 2016 (Note 13).

Interest expense decreased $34.8 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $20.1 million less interest expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, we paid down mortgage notes at two operating properties during 2016, resulting in a $9.3 million decrease in interest expense (Note 6). We also sold two operating properties during 2016, resulting in a $2.7 million decrease in interest expense. The decreases were partially offset by an outstanding revolver balance in the three months ended September 30, 2017 and an increase in the LIBOR rate over the prior year.

The gain on foreign currency during the nine months ended September 30, 2016 is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013. The note receivable was settled during 2016 (Note 13). The gain on foreign currency during the nine months ended September 30, 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement, which are held in Brazilian Reais.

The gain from changes in control of investment properties and other of $79.3 million during the nine months ended September 30, 2017 relates to the transaction at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue, the Seritage joint venture, the acquisition of the remaining interest in Neshaminy Mall and our sale of our interest in Red Cliffs Mall. The gain from changes in control of investment properties and other of $733.4 million during the nine months ended September 30, 2016 relates to the sale of an interest in Fashion Show, the sale of our interests in five operating properties, and additional development related to our sale of Ala Moana Center in 2015 (Note 3).

The gain on extinguishment of debt during the nine months ended September 30, 2017 relates to Lakeside Mall, which was conveyed to the lender in full satisfaction of the debt (Note 3).

Provision for income taxes increased $14.6 million primarily due to tax credits related to solar investments received during the nine months ended September 30, 2016 and the tax impact of the provision for loan loss related to the Rique note recorded during the nine months ended September 30, 2016 (Note 13).

Equity in income of Unconsolidated Real Estate Affiliates decreased by $27.9 million primarily due to decreased income recognition on condominiums during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 (Note 5), partially offset by our share of income in the Fashion Show joint venture formed during the third quarter of 2016.

Unconsolidated Real Estate Affiliates - gain on investment during the nine months ended September 30, 2016 is primarily related to the sale of our interests in three operating properties and additional development related to the sale of an additional 12.5% interest in Ala Moana Center during the second quarter of 2015 (Note 3).

Liquidity and Capital Resources

Our primary source of cash is from the ownership and management of our properties and strategic dispositions. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances, dividends, share repurchases and acquisitions.

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $311.1 million of consolidated unrestricted cash and $525.0 million of available credit under our credit facility as of September 30, 2017, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities;

•	to strategically leverage unencumbered retail properties; and

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnerships (as defined in Note 1), share repurchases or other capital raising activities.

During the nine months ended September 30, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. The property subsequently replaced a property that was sold during the nine months ended September 30, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 15 properties. In addition, we obtained a new consolidated mortgage note at one property for $325.0 million with an interest rate of 3.98%.

During the year ended December 31, 2016, we paid down $294.4 million of consolidated mortgage notes at two properties. The prior loans had a weighted-average term-to-maturity of 1.2 years and a weighted-average interest rate of 5.3%. In conjunction with the pay down of the loans, we paid $5.4 million in transaction costs.

As of September 30, 2017, we had $3.4 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of September 30, 2017, our proportionate share of total debt aggregated $19.2 billion. Our total debt includes our consolidated debt of $13.7 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.5 billion. Of our proportionate share of total debt, $1.7 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 15.5% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.2 billion at our proportionate share or approximately 17.9% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of September 30, 2017. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2021.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2017	$—	$—
2018	335,735	186,780
2019	1,668,276	1,019,345
2020	2,043,269	1,194,816
2021	2,644,349	322,240
Subsequent	7,008,443	2,823,996
Total	$13,700,072	$5,547,177

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

Warrants and Brookfield Investor Ownership

Brookfield and certain parties who were previously members of a Brookfield investor consortium own or manage on behalf of third parties all of the Company's outstanding Warrants (Note 8) which are exercisable into approximately 57 million common shares of the Company at a weighted-average exercise price of $8.32 per share, assuming net share settlement at September 30, 2017. The strike price and common shares issuable under the Warrants adjust for dividends declared by the Company.

Subsequent to quarter end, on October 6, 2017, Brookfield exercised warrants to acquire an aggregate of 68,820,268 shares of the Company's Common Stock using both full share and net share settlement (Note 18).

Developments and Redevelopments

We are currently redeveloping several consolidated and unconsolidated properties primarily to improve the productivity and value of the property, convert large-scale anchor boxes into smaller leasable areas and to create new in-line retail space and new restaurant venues.

We have development and redevelopment activities totaling approximately $1.4 billion under construction and $156 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date (1)	Expected Return on Investment (2)	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)
Under Construction
New Development Norwalk, CT	Ground up development	525	113	8-9%	2020
Staten Island Mall Staten Island, NY	Expansion	231	95	7-9%	2019
Other Projects	Redevelopment projects at various properties	606	440	6-8%	2017-2018
	Total Projects Under Construction	$1,362	$648
Projects in Pipeline
Other Projects	Redevelopment projects at various properties	156	47	8-9%	TBD
	Total Projects in Pipeline	$156	$47

(1)	Projected costs and investments to date exclude capitalized interest and overhead.

(2)	Return on investment represents first year stabilized cash-on-cash return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the nine months ended September 30, 2017 has increased from December 31, 2016 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to GGP's investment to date.

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

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Operating capital expenditures (1)	$119,295	$120,485
Tenant allowances and capitalized leasing costs (2)	143,559	109,942
Capitalized interest and capitalized overhead	44,942	44,954
Total	$307,796	$275,381

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 3.5 million square feet.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22
2016
December 13	December 27, 2016	January 27, 2017	$0.26
October 31	December 15, 2016	January 6, 2017	0.22
August 1	October 14, 2016	October 31, 2016	0.20
May 2	July 15, 2016	July 29, 2016	0.19
February 1	April 15, 2016	April 29, 2016	0.19

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984
2016
October 31	December 15, 2016	January 3, 2017	$0.3984
August 1	September 15, 2016	October 3, 2016	0.3984
May 2	June 15, 2016	July 1, 2016	0.3984
February 1	March 15, 2016	April 1, 2016	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $938.3 million for the nine months ended September 30, 2017 and $823.6 million for the nine months ended September 30, 2016. Significant changes in the components of net cash provided by operating activities include:

•	in 2017, an increase in cash inflows from distributions received from unconsolidated real estate affiliates;

•	in 2017, a decrease in cash outflows for marketing and property maintenance & operating costs due to a continued effort to reduce operating expenses; and

•	in 2016, an increase in cash inflows from overage rent and tenant recoveries.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(694.6) million for the nine months ended September 30, 2017 and $793.3 million for the nine months ended September 30, 2016. Significant components of net cash (used in) provided by investing activities include:

•	in 2017, development of real estate and property improvements, ($742.1) million;

•	in 2017, net proceeds from distributions received from unconsolidated real estate in excess of income, $81.7 million;

•	in 2016, proceeds from the sale of real estate, $1,300.7 million; net of development of real estate and property improvements, ($400.4) million; and

•	in 2016, proceeds from the sale of marketable securities, $46.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $410.5 million for the nine months ended September 30, 2017 and $1,317.1 million for the nine months ended September 30, 2016. Significant components of net cash used in financing activities include:

•	in 2017, proceeds from the refinancing or issuance of mortgages, notes and loans payable, of $1,355.0 million; net of principal payments of ($680.7) million;

•	in 2017, cash distributions paid to common stockholders of ($812.9) million;

•	in 2017, repurchase of treasury stock of ($267.8) million;

•	in 2016, principal payments on mortgages, notes and loans payable of ($1,466.7) million; and

•	in 2016, cash distributions paid to common stockholders of ($503.6) million.

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

The following table reconciles GAAP Operating Income to Company NOI (dollars in thousands) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating Income	$218,306	$153,417	$593,967	$543,434
Loss (gain) on sales of investment properties	172	1,016	(956)	1,016
Depreciation and amortization	161,278	182,350	505,875	499,269
(Recovery of) provision for loan loss	—	(6,659)	—	29,410
Provision for impairment	—	28,276	—	73,039
General and administrative	12,037	13,237	42,582	41,313
Property management and other costs	35,195	37,760	115,334	106,787
Management fees and other corporate revenues	(28,806)	(20,428)	(77,797)	(73,087)
Consolidated Properties	398,182	388,969	1,179,005	1,221,181
Noncontrolling interest in NOI of Consolidated Properties	(4,775)	(3,734)	(15,595)	(11,080)
NOI of sold interests	105	(11,195)	(9,035)	(61,853)
Unconsolidated Properties	177,649	176,699	539,579	530,937
Proportionate NOI	571,161	550,739	1,693,954	1,679,185
Company adjustments:
Minimum rents	2,411	7,114	14,087	13,587
Real estate taxes	1,490	1,490	4,469	4,469
Property operating expenses	788	754	2,364	2,358
Company NOI	$575,850	$560,097	$1,714,874	$1,699,599

The following table reconciles GAAP Net income attributable to GGP to Company EBITDA for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Income Attributable to GGP	$222,780	$674,178	$455,803	$1,051,904
Allocation to noncontrolling interests	3,492	7,570	9,157	15,083
Loss (gain) on sales of investment properties	172	1,016	(956)	1,016
Gain on extinguishment of debt	—	—	(55,112)	—
Gains from changes in control of investment properties and other	(95,165)	(620,309)	(79,325)	(733,416)
Unconsolidated Real Estate Affiliates - gain on investment	—	(259)	—	(40,765)
Equity in income of Unconsolidated Real Estate Affiliates	(35,937)	(35,651)	(99,884)	(127,759)
(Recovery of) provision for loan loss	—	(6,659)	—	29,410
Provision for impairment	—	28,276	—	73,039
Provision for income taxes	6,993	49	15,347	728
Gain (loss) on foreign currency	(3,889)	657	(3,195)	(16,172)
Interest expense	135,980	141,296	402,512	437,338
Interest and dividend income	(15,948)	(14,114)	(51,336)	(43,507)
Depreciation and amortization	161,278	182,350	505,875	499,269
Consolidated Properties	379,756	358,400	1,098,886	1,146,168
Noncontrolling interest in EBITDA of Consolidated Properties	(4,595)	(3,599)	(14,990)	(10,665)
EBITDA of sold interests	105	(11,022)	(8,871)	(61,149)
Unconsolidated Properties	166,347	167,912	508,753	504,458
Proportionate EBITDA	541,613	511,691	1,583,778	1,578,812
Company adjustments:
Minimum rents	2,411	7,114	14,087	13,587
Real estate taxes	1,490	1,490	4,469	4,469
Property operating expenses	788	754	2,364	2,358
Company EBITDA	$546,302	$521,049	$1,604,698	$1,599,226

The following table reconciles GAAP net income attributable to GGP to Company FFO for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Income Attributable to GGP	$222,780	$674,178	$455,803	$1,051,904
Redeemable noncontrolling interests	2,361	5,051	4,165	7,934
Provision for impairment excluded from FFO	—	28,276	—	73,039
Noncontrolling interests in depreciation of Consolidated Properties	(2,029)	(1,592)	(6,812)	(4,875)
Unconsolidated Real Estate Affiliates - gain on investment	—	(259)	—	(40,765)
(Gain) loss on sales of investment properties	(1,394)	1,017	(2,523)	1,016
Preferred stock dividends	(3,984)	(3,984)	(11,952)	(11,951)
Gains from changes in control of investment properties and other	(95,165)	(620,309)	(79,325)	(733,416)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	157,038	178,105	492,886	487,803
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	75,477	73,891	224,036	209,237
FFO (1)	355,084	334,374	1,076,278	1,039,926
Company adjustments:
Minimum rents	2,411	7,114	14,087	13,587
Real estate taxes	1,490	1,490	4,469	4,469
Property operating expenses	788	754	2,364	2,358
Investment income, net	(205)	(205)	(614)	(614)
Market rate adjustments	(1,122)	(1,287)	(3,454)	(3,960)
Write-off of mark-to-market adjustments on extinguished debt	—	(2,290)	—	(2,290)
(Recovery of) provision for loan loss	—	(6,659)	—	21,891
(Gain) loss on foreign currency	(3,889)	657	(3,195)	(16,172)
Benefit from (provision for) income taxes	—	2,093	—	(2,262)
FFO from sold interests	—	195	(54,444)	2,160
Company FFO	$354,557	$336,236	$1,035,491	$1,059,093

(1)	FFO as defined by the National Association of Real Estate Investment Trusts.

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

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Repurchase of Shares
The following table provides information with respect to the stock repurchases made by GGP during the nine months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 2017	2,569,605	$23.16	2,569,605	$402,280,147
May 2017	796,371	$21.90	796,371	$384,840,711
August 2017	6,324,240	$21.22	6,324,240	$250,614,062
September 2017	2,960,775	$21.12	2,960,775	$188,072,423
Total	12,650,991	$21.64	12,650,991

(1)
The Company's stock repurchase program, approved by our Board of Directors on August 8, 2011, authorizes the purchase of up to $250 million of the Company's common stock. On August 18, 2015, our Board of Directors approved an increase of $500 million to the Company's existing share repurchase program.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

None.

ITEM 6     EXHIBITS

10.1	Offer Letter, dated September 19, 2017, by and between the Company and Heath Fear

10.2	Separation and Retirement Arrangement, dated September 20, 2017, by and between the Company and Michael Berman

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, has been filed with the SEC on November 2, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2017. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.1	Offer Letter, dated September 19, 2017, by and between the Company and Heath Fear

10.2	Separation and Retirement Arrangement, dated September 20, 2017, by and between the Company and Michael Berman

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, has been filed with the SEC on November 2, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GGP INC.
(Registrant)

Date: November 2, 2017	By:	/s/ Michael Berman
Michael Berman
Chief Financial Officer
(on behalf of the Registrant)