Form 10-K
period 2017-12-31
GGP Inc.
filed 2018-02-22
CIK 1496048

Use these links to rapidly review the document

GGP INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to
COMMISSION FILE NUMBER 1-34948
GGP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2963337 (I.R.S. Employer Identification Number)

350 N. Orleans St., Suite 300, Chicago, IL (Address of principal executive offices)	60654 (Zip Code)
(312) 960-5000
(Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: 6.375% Series A Cumulative Redeemable Preferred Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "accelerated filer", "large accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate by check mark whether the registrant has filed all reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒    No ☐
On June 30, 2017, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $14.7 billion based upon the closing price of the common stock on such date.
As of February 19, 2018, there were 957,017,459 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on June 19, 2018 are incorporated by reference into Part III.

GGP INC.
Annual Report on Form 10-K
December 31, 2017

i

PART I

ITEM 1.    BUSINESS

The following discussion should be read in conjunction with the Consolidated Financial Statements of GGP Inc. ("GGP" or the "Company") and related notes, as included in this Annual Report on Form 10-K (this "Annual Report"). The terms "we", "us" and "our" may also be used to refer to GGP and its subsidiaries. GGP, a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT".

Our Company and Strategy

GGP is a real estate company. Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and stockholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot during 2017). GGP Inc. defines best-in-class retail and modern luxury through curated merchandising and elegant culinary experiences set against the backdrop of refined ambiance across this distinguished collection of destinations. Our retail properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of daily life. As of December 31, 2017, we own, either entirely or with joint venture partners, 125 retail properties located throughout the United States comprising approximately 122 million square feet of gross leasable area ("GLA").

Our portfolio generated total comparable tenant sales (all less anchors) of $21.0 billion and comparable tenant sales (<10,000 square feet) of $587 per square foot during 2017. We have 75 Class A retail properties reporting tenant sales (all less anchors) of $16.5 billion and tenant sales (<10,000 square feet) of $705 per square foot that contribute approximately 74% of our share of Company net operating income ("Company NOI" as defined in Item 7). The quality of our portfolio is further summarized in the table below which indicates the 75 Class A retail properties and their contribution to our 2017 share of Company NOI. Sales (all less anchors) is presented as total sales volume in millions of dollars and sales (<10,000 sq ft) is presented as sales per square foot in dollars.

Top Retail Properties	2017 Sales (all less anchors)	2016 Sales (all less anchors)	2017 Sales (<10,000 sq ft)	2016 Sales (<10,000 sq ft)	Sales Growth (all less anchors)	% of Company NOI
Top 10	$3,736	$3,714	$782	$768	0.6%	22.7%
Top 30	9,460	9,430	752	735	0.3%	48.3%
Top 50	13,630	13,617	686	673	0.1%	66.8%
Top 100	19,444	19,566	596	591	(0.6)%	94.9%
Total Retail Properties	20,988	21,086	587	583	(0.5)%	100.0%
75 Class A Retail Properties	16,517	16,376	705	690	0.9%	74.0%
_______________________________________________________________________________

Our long-term earnings growth is driven by:

•	contractual rent increases;

•	occupancy growth;

•	positive leasing spreads;

•	income from redevelopment projects; and

•	managing operating expenses.

We have identified approximately $1.5 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A retail properties.

We believe our long-term strategy can provide our stockholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Transactions and Highlights

During 2017, the following achievements promoted our long-term strategy as summarized below (figures shown represent our proportionate share):

•	initial rental rates for signed leases on a suite-to-suite basis increased 9.3% when compared to the rental rate for expiring leases;

•	leased percentage was 96.7% at December 31, 2017 (as defined in Item 7);

•	invested $662.8 million in development and redevelopment of our properties;

•	acquired approximately 12.7 million of our common shares at a weighted average price of $21.64 per share for approximately $273.7 million;

•
sold our interest in two properties for net proceeds of $34.3 million, which resulted in a gain of $5.3 million, and conveyed one property to the lender in full satisfaction of $144.5 million in outstanding debt, which resulted in a gain on extinguishment of debt of $55.1 million (Note 3);

•	acquired the remaining 50% interest in Neshaminy Mall in Bensalem, Pennsylvania for a purchase price of $32.5 million (Note 3);

•
received 7.3% of our joint venture partner's membership interests in Miami Design District in full satisfaction of two promissory notes totaling $98.0 million (Notes 5 and 14), bringing our ownership in the property to 22.3%;

•	received a 10% interest in 522 Fifth Avenue in full satisfaction of a promissory note for $9.0 million (Note 3);

•
acquired the remaining 50% interest in 8 of the 12 anchor boxes included in a joint venture between GGP and Seritage Growth Properties ("Seritage") for a purchase price of $190.1 million and acquired a 50% interest in 5 additional anchor boxes through a newly formed joint venture between GGP and Seritage for $57.5 million (Note 3); and

•	entered into transactions that increased ownership in 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue to 99.9%, 90.23% and 97.03%, respectively (Note 3).

Segments

We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company NOI in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue, Company NOI or combined assets. Company NOI excludes certain non-cash and non-comparable items such as straight-line rent, depreciation expense and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

For the year ended December 31, 2017, our largest tenant, L Brands, Inc. (based on common parent ownership), accounted for approximately 3.7% of rents. Our three largest tenants, L Brands, Inc., Foot Locker, Inc., and The Gap, Inc., in aggregate, comprised approximately 9.2% of rents.

Competition

In order to maintain and increase our competitive position within a marketplace we:

•	strategically locate tenants within each property to achieve a merchandising strategy that promotes traffic, cross-shopping and maximizes sales;

•	introduce new concepts to the property which may include restaurants, theaters, grocery stores, first-to-market retailers, and e-commerce retailers;

•	utilize our properties with the opportunities to add other potential uses such as residential, hospitality and office space to complement our luxury retail experience;

•	invest capital to provide the right environment for our tenants and consumers, including aesthetic, technological, and infrastructure improvements; and

•	ensure our properties are clean, secure and comfortable.

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

As of December 31, 2017, the Phase I environmental site assessments have not revealed any environmental conditions that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that these assessments do not reveal all potential environmental liabilities or that conditions have changed since the assessment was prepared (typically, at the time the property was purchased or developed).

See Risk Factors regarding additional discussion of environmental matters.

Other Policies

The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Investment Policies

The Company elected to be treated as a REIT commencing with the taxable year beginning July 1, 2010, its date of incorporation. REIT limitations restrict us from making investments that would cause our real estate assets to be less than 75% of our total assets. In addition, at least 75% of our gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property", dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. At least 95% of our income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

If our Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Any such offering could dilute a stockholder's investment in us. Brookfield Asset Management Inc. (including certain of its affiliates, "Brookfield") has preemptive rights to purchase our common stock as necessary to allow it to maintain its proportional ownership interest in GGP on a fully diluted basis.

We have a dividend reinvestment plan ("DRIP"). We may determine to pay dividends in a combination of cash and shares of common stock.

Conflict of Interest Policies

We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing committees of the Board of Directors. In addition, we have a Code of Conduct that applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for NYSE companies. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our Related Party Transaction Policy (available on the Corporate Governance page of our website at www.ggp.com), including such transactions with Brookfield (as defined above), our largest stockholder.

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

Employees

As of December 31, 2017, we had approximately 1,700 employees.

Insurance

We have comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.

Qualification as a REIT

The Company intends to maintain REIT status, and therefore our operations generally will not be subject to federal income tax on real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2017, 2016 and 2015 has been presented in Note 10.

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

We develop, expand and acquire properties and these activities are subject to risks due to economic factors

Capital investment to expand or develop properties is anticipated to be an ongoing part of our strategy. In connection with such projects, we will be subject to various risks, which may result in lower than expected returns or a loss. These risks include the following:

•	we may not have sufficient capital to proceed with planned expansion or development activities;

•	construction costs of a project may exceed original estimates;

•	we may not be able to obtain zoning, occupancy or other required governmental permits and authorizations;

•	income from completed projects may not meet projections; and

•	we may not be able to obtain anchor store, mortgage lender and property partner approvals, if applicable, for expansion or development activities.

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

Some of our properties are subject to potential natural or other disasters

A number of our properties are located in areas that are subject to natural or other disasters, including hurricanes, flooding and earthquakes. Furthermore, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. For example, certain of our properties are located in California and Hawaii or in other areas with a higher risk of natural disasters such as earthquakes or tsunamis.

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

Deflation may have an impact on our ability to repay our debt. Deflation may put pressure on our tenants' profit margins or delay consumption and thus weaken tenant sales, which may reduce our tenants' ability to pay rents. Deflationary pressure on retailers may diminish their ability to rent our space and decrease our ability to re-lease the space on favorable terms to us.

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

We provide financial support for a number of joint venture partners

We provide secured financing to some of our joint venture partners. As of December 31, 2017, we have provided venture partners loans of $384.5 million (of which $382.5 million is secured by the respective partnership interests). A default by a joint venture partner under their debt obligation may result in a loss.

We may not be able to maintain our status as a REIT

We have elected to be treated as a REIT in connection with the filing of our tax return for 2010, retroactive to July 1, 2010. It is possible that we may not meet the conditions for continued qualification as a REIT and that the cost of maintaining REIT status might have a material impact on the Company. In addition, once an entity is qualified as a REIT, the Internal Revenue Code (the "Code") generally requires that such entity distribute at least 90% of its taxable ordinary income to stockholders and pay tax on or distribute 100% of its taxable capital gains. We expect to distribute 100% of our taxable capital gains and taxable ordinary income to stockholders annually. There can be no assurances as to the allocation between cash and common stock of our future dividends.

Due to certain investments made by us, our subsidiary REITs may reflect a significant amount of related party rent as non-qualifying income. While our charter protects our stockholders from causing us to have related party rent, actions that we undertake ourselves can cause us or certain of our partners to have related party rent. As a result, we may be restricted with respect to decisions relating to revenue generation at certain properties.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income and federal income tax. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in our loss of REIT status. If we lose our REIT status, corporate level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for four subsequent taxable years.

We believe that we are a domestically controlled qualified investment entity as defined by the Code. In making that determination, we make certain assumptions. For example, the Protecting Americans from Tax Hikes Act (PATH Act) permits a publicly traded REIT to treat all of its 5%-or-less stockholders as United States persons unless it has actual knowledge to the contrary. As a result, given that we do not believe that we have actual knowledge that any of our less than 5% stockholders are not United States persons, we treat all of our stockholders, other than non-United States persons that have publicly disclosed an ownership of greater than 5%, as United States persons. Further, we assume that any changes in ownership by stockholders with a greater that 5% ownership are promptly reported.  Although we believe that our assumptions are reasonable, actual facts may differ from the assumptions that we make, and if such facts are different to a significant enough degree, our status as a domestically controlled qualified investment entity could be impacted. Therefore, GGP is unable to give its stockholders any assurance that it is or will continue to be a domestically controlled qualified investment entity.

Legislative or regulatory action could adversely affect stockholders and our Company

While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this early stage of the new law’s implementation. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition and future business plans. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition and future business operations.

Future changes to tax laws may adversely affect the Company either directly through changes to the taxation of the REIT, its subsidiaries or its stockholders or indirectly through changes which adversely affect its tenants, i.e. pending legislation in Hawaii. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Not all states automatically conform to changes in the Code. Some states use the legislative process to decide whether it is in their best interests to conform or not to various provisions of the Code. This could increase the complexity of our compliance efforts, increase compliance costs, and may subject us to additional taxes and audit risk.

An ownership limit, certain anti-takeover defenses and applicable law may hinder any attempt to acquire us

Our amended and restated certificate of incorporation and amended and restated bylaws contain the following limitations.

The ownership limit

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

Our Board of Directors has the ability to provide a waiver from these ownership restrictions. Any attempt to own or transfer shares or any of our other shares of beneficial interest in violation of these restrictions may result in the transfer being automatically void. Our charter provides that shares in excess of the ownership limits will be transferred to a trust for the exclusive benefit of a charitable beneficiary. As of November 11, 2017, Brookfield's ownership of the Company is 34.6%, which is stated in their Form 13D filed on the same date.

Selected provisions of our charter documents

Our charter authorizes the board of directors:

•	to cause us to issue additional authorized but unissued shares of common stock or preferred stock;

•	to classify or reclassify, in one or more series, any unissued preferred stock; and

•	to set the preferences, rights and other terms of any classified or reclassified stock that we issue.

Selected provisions of our bylaws

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

Selected provisions of Delaware law

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

There is a risk of investor influence over our company that may be adverse to our best interests and those of our other stockholders

Brookfield owns, or manages on behalf of third parties, a significant portion of the shares of our common stock. Brookfield has entered into standstill agreements to limit their influence, the concentration of ownership of our outstanding equity held or managed by Brookfield may make some transactions more difficult or impossible without their support, or more likely with their support. The interests of Brookfield, any other substantial stockholder or any of their respective affiliates could conflict with or differ from our interests or the interests of the holders of our common stock. For example, the concentration of ownership held or managed by Brookfield could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us and the other stockholders. Brookfield may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. We cannot assure you that the standstill agreements can fully protect against these risks.

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

Certain of our directors have and may in the future have interests in other real estate business activities, and may have control or influence over these activities or may serve as investment advisors, directors or officers. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our Board of Directors has adopted resolutions applicable to our directors that expressly provide, as permitted by Section 1(17) of the DGCL, that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to or in competition with our businesses. Accordingly, we have, and investors in our common stock should have, no expectation that we will be able to learn of or participate in such opportunities. Additionally, the relationship agreement with Brookfield Asset Management Inc. contains significant exclusions from Brookfield's obligations to present opportunities to us.

Liquidity Risks

Our indebtedness could adversely affect our financial health and operating flexibility

As of December 31, 2017, we had $18.6 billion aggregate principal amount of indebtedness outstanding at our proportionate share including $5.6 billion of our share of unconsolidated debt and our Junior Subordinated Notes of $206.2 million. Our indebtedness may have important consequences to us and the value of our equity, including:

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

Our debt contains restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions or operate our business

The terms of certain of our debt will require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest and fixed charge coverage and net worth, or to satisfy similar tests as a precondition to incurring additional debt. We entered into a revolving credit facility in April 2012 that subjects us to such covenants and restrictions. The revolving credit facility was amended in October 2015, and we may draw up to $1.5 billion under it, including the uncommitted accordion feature. In addition, certain of our indebtedness contains restrictions. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

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

We may not be able to refinance, extend or repay our consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates

As of December 31, 2017, our proportionate share of total debt, including the $206.2 million of Junior Subordinated Notes, aggregated $18.6 billion consisting of our consolidated debt, net of noncontrolling interest, of $13.0 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates (Note 5) of $5.6 billion. Of our proportionate share of total debt, $1.2 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder. There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans. If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

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

FORWARD-LOOKING INFORMATION

Refer to Item 7.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our investments in real estate as of December 31, 2017 consisted of our interests in 125 retail properties. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. We manage substantially all of our Consolidated Properties (defined in Note 1) and provide management, leasing, and other services to a majority of our Unconsolidated Properties. Information regarding encumbrances on our properties is included here and on Schedule III of this Annual Report.

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

The following sets forth certain information regarding our properties as of December 31, 2017:

RETAIL PROPERTIES

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
Consolidated Retail Properties
1	200 Lafayette	New York, NY	100%	27,970	27,970	—%
2	218 W 57th Street	New York, NY	100%	35.304	35.304	N/A
3	530 Fifth Avenue	New York, NY	90%	31,263	31,263	100.0%	Vans, Chase Bank, Duane Reade
4	605 North Michigan Avenue	Chicago, IL	100%	82.405	82.405	83.4%	Sephora, Chase, Regus
5	685 Fifth Avenue	New York, NY	97%	109,190	23,575	100.0%	Coach, Stuart Weitzman, Tag Heuer
6	830 N. Michigan Ave.	Chicago, IL	100%	117,411	117,411	100.0%	Uniqlo, Topshop
7	Apache Mall (1)	Rochester, MN	100%	782,453	413,337	96.8%	Herberger's, JCPenney, Macy's
8	Augusta Mall (1)	Augusta, GA	100%	1,094,498	497,275	98.4%	Dillard's, JCPenney, Macy's, Sears
9	Baybrook Mall	Friendswood, TX	100%	1,742,491	924,955	99.7%	Dillard's, JCPenney, Macy's, Sears
10	Beachwood Place	Beachwood, OH	100%	983,128	323,805	99.5%	Dillard's, Nordstrom, Saks Fifth Avenue
11	Bellis Fair	Bellingham, WA	100%	737,070	398,760	90.8%	JCPenney, Kohl's, Macy's, Target
12	Boise Towne Square (1)	Boise, ID	100%	1,210,018	422,061	93.8%	Dillard's, JCPenney, Macy's, Sears, Kohl's
13	Brass Mill Center	Waterbury, CT	100%	1,170,712	444,775	97.3%	Burlington Coat Factory, JCPenney, Macy's, Sears
14	Coastland Center (1)	Naples, FL	100%	924,171	333,781	95.5%	Dillard's, Sears, JCPenney, Macy's
15	Columbia Mall	Columbia, MO	100%	727,516	306,456	88.3%	Dillard's, JCPenney, Sears, Target
16	Columbiana Centre	Columbia, SC	100%	801,544	295,514	98.1%	Belk, Dillard's, JCPenney
17	Coral Ridge Mall	Coralville, IA	100%	1,031,887	589,522	99.2%	Dillard's, JCPenney, Target, Younkers
18	Coronado Center (1)	Albuquerque, NM	100%	1,098,083	511,446	99.6%	Sears, JCPenney, Kohl's, Macy's
19	Crossroads Center	St. Cloud, MN	100%	901,140	377,698	95.5%	JCPenney, Macy's, Sears, Target
20	Cumberland Mall	Atlanta, GA	100%	1,038,892	538,317	99.7%	Sears, Macy's
21	Deerbrook Mall	Humble, TX	100%	1,293,852	640,312	99.5%	Dillard's, JCPenney, Macy's, Sears
22	Eastridge Mall	Casper, WY	100%	570,955	281,159	83.3%	JCPenney, Macy's, Sears, Target
23	Fashion Place (1)	Murray, UT	100%	966,323	467,089	99.9%	Dillard's, Nordstrom
24	Four Seasons Town Centre	Greensboro, NC	100%	964,074	458,316	99.4%	Dillard's, JCPenney
25	Fox River Mall	Appleton, WI	100%	1,185,248	590,334	97.0%	JCPenney, Macy's, Sears, Target, Younkers
26	Glenbrook Square	Fort Wayne, IN	100%	1,206,129	429,259	93.9%	JCPenney, Macy's, Sears, Carson's
27	Governor's Square (1)	Tallahassee, FL	100%	1,027,114	335,509	93.7%	Dillard's, JCPenney, Macy's, Sears
28	Grand Teton Mall	Idaho Falls, ID	100%	630,621	213,422	93.7%	Dillard's, JCPenney, Macy's, Sears
29	Greenwood Mall	Bowling Green, KY	100%	847,770	418,717	98.0%	Dillard's, JCPenney, Sears, Belk
30	Hulen Mall	Ft. Worth, TX	100%	988,763	392,193	98.0%	Dillard's, Macy's, Sears

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
31	Jordan Creek Town Center	West Des Moines, IA	100%	1,350,664	737,702	98.4%	Dillard's, Younkers
32	Lynnhaven Mall	Virginia Beach, VA	100%	1,178,743	647,351	97.4%	Dillard's, JCPenney, Macy's
33	Mall of Louisiana	Baton Rouge, LA	100%	1,557,764	608,500	98.5%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Sears
34	Mall St. Matthews	Louisville, KY	100%	1,015,858	501,723	95.6%	Dillard's, Dillard's Men's & Home, JCPenney
35	Market Place Shopping Center	Champaign, IL	100%	875,900	491,086	99.0%	Bergner's, JCPenney, Macy's
36	Mayfair	Wauwatosa, WI	100%	1,599,104	636,803	98.7%	Boston Store, Macy's, Nordstrom
37	Meadows Mall	Las Vegas, NV	100%	945,341	308,488	96.4%	Dillard's/Curacao, JCPenney, Macy's, Sears
38	Mondawmin Mall	Baltimore, MD	100%	461,972	388,054	97.6%
39	Neshaminy Mall	Bensalem, PA	100%	1,015,977	381,796	95.7%	Boscov's, Sears
40	North Point Mall	Alpharetta, GA	100%	1,327,634	424,633	92.3%	Dillard's, JCPenney, Macy's, Sears, Von Maur
41	North Star Mall	San Antonio, TX	100%	1,247,018	517,696	98.4%	Dillard's, JCPenney, Macy's, Saks Fifth Avenue
42	Northridge Fashion Center	Northridge, CA	100%	1,494,437	669,994	98.1%	JCPenney, Macy's, Sears
43	Northtown Mall (1)	Spokane, WA	100%	921,872	437,363	95.8%	JCPenney, Kohl's, Macy's, Sears
44	Oak View Mall	Omaha, NE	100%	859,309	255,123	87.0%	Dillard's, JCPenney, Sears, Younkers
45	Oakwood Center	Gretna, LA	100%	911,320	397,292	96.9%	Dillard's, JCPenney
46	Oakwood Mall	Eau Claire, WI	100%	821,994	404,149	97.4%	JCPenney, Sears, Younkers
47	Oglethorpe Mall	Savannah, GA	100%	934,396	397,812	94.9%	Belk, JCPenney, Macy's, Sears
48	Oxmoor Center (1)	Louisville, KY	94%	912,426	345,216	94.5%	Macy's, Sears, Von Maur
49	Paramus Park (1)	Paramus, NJ	100%	764,996	305,939	99.3%	Sears, Macy's
50	Park City Center	Lancaster, PA	100%	1,428,471	525,306	97.4%	Bon Ton, Boscov's, JCPenney, Kohl's, Sears
51	Park Place	Tucson, AZ	100%	1,052,910	471,453	99.7%	Dillard's, Macy's, Sears
52	Peachtree Mall	Columbus, GA	100%	820,952	385,737	95.7%	Dillard's, JCPenney, Macy's
53	Pecanland Mall	Monroe, LA	100%	963,264	347,828	99.1%	Belk, Burlington Coat Factory, Dillard's, JCPenney, Sears
54	Pembroke Lakes Mall	Pembroke Pines, FL	100%	1,176,379	395,104	97.8%
55	Pioneer Place (1)	Portland, OR	100%	319,535	319,535	88.9%
56	Prince Kuhio Plaza (1)	Hilo, HI	100%	452,911	266,491	92.8%	Macy's, Sears
57	Providence Place (1)	Providence, RI	94%	1,155,360	717,736	98.6%	Macy's, Nordstrom
58	Quail Springs Mall	Oklahoma City, OK	100%	971,141	451,245	97.1%	Dillard's, JCPenney, Von Maur
59	Ridgedale Center	Minnetonka, MN	100%	1,166,226	365,286	97.0%	Sears, JCPenney, Macy's, Nordstrom
60	Riverchase Galleria	Hoover, AL	86%	1,476,095	536,037	98.4%	Belk, JCPenney, Macy's, Sears, Von Maur
61	River Hills Mall	Mankato, MN	100%	718,613	354,671	97.1%	Herberger's, JCPenney, Target

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
62	Rivertown Crossings	Grandville, MI	100%	1,273,370	637,745	97.0%	JCPenney, Kohl's, Macy's, Sears, Younkers
63	Sooner Mall	Norman, OK	100%	504,208	237,303	95.4%	Dillard's, JCPenney, Sears
64	Southwest Plaza (1)	Littleton, CO	100%	1,316,898	676,554	99.3%	Dillard's, JCPenney, Macy's, Sears
65	Spokane Valley Mall (1)	Spokane, WA	100%	867,261	351,650	95.7%	JCPenney, Macy's, Sears
66	Staten Island Mall	Staten Island, NY	100%	1,388,609	648,095	99.3%	Sears, Macy's, JCPenney
67	Stonestown Galleria	San Francisco, CA	100%	836,697	408,404	99.5%	Nordstrom, Macy's
68	The Crossroads	Portage, MI	100%	768,280	265,319	94.5%	Burlington Coat Factory, JCPenney, Macy's, Sears
69	The Gallery at Harborplace	Baltimore, MD	100%	366,787	98,497	96.8%
70	The Maine Mall	South Portland, ME	100%	944,466	445,360	99.7%	JCPenney, Macy's, Sears
71	The Mall in Columbia	Columbia, MD	100%	1,421,966	621,798	99.2%	Sears, JCPenney, Lord & Taylor, Macy's, Nordstrom
72	The Oaks Mall	Gainesville, FL	100%	906,791	348,924	96.9%	Belk, Dillard's, JCPenney, Macy's, Sears
73	The Parks Mall at Arlington	Arlington, TX	100%	1,509,519	760,574	100.0%	Dillard's, JCPenney, Macy's, Sears
74	The Shoppes at Buckland Hills	Manchester, CT	100%	1,063,932	551,321	98.1%	JCPenney, Macy's, Macy's Men's & Home, Sears
75	The Shops at La Cantera	San Antonio, TX	75%	1,320,654	619,994	98.6%	Dillard's, Macy's, Neiman Marcus, Nordstrom
76	The Streets at Southpoint	Durham, NC	94%	1,326,544	600,197	98.7%	Belk, JCPenney, Macy's, Nordstrom, Sears
77	The Woodlands Mall	Woodlands, TX	100%	1,455,040	700,021	99.4%	Dillard's, JCPenney, Macy's, Nordstrom
78	Town East Mall	Mesquite, TX	100%	1,223,098	413,712	98.1%	Dillard's, JCPenney, Macy's, Sears
79	Tucson Mall (1)	Tucson, AZ	100%	1,257,044	579,681	98.0%	Dillard's, JCPenney, Macy's, Sears
80	Tysons Galleria (1)	McLean, VA	100%	806,851	294,918	95.8%	Neiman Marcus, Saks Fifth Avenue, Macy's
81	Valley Plaza Mall	Bakersfield, CA	100%	1,184,357	527,389	99.6%	Sears, JCPenney, Macy's, Target
82	Visalia Mall	Visalia, CA	100%	435,498	178,498	98.4%	JCPenney, Macy's
83	Westlake Center (1)	Seattle, WA	100%	133,132	133,132	97.6%	Saks Off Fifth
84	Westroads Mall	Omaha, NE	100%	1,060,005	530,969	97.2%
85	White Marsh Mall	Baltimore, MD	100%	1,166,400	443,045	97.8%	JCPenney, Macy's, Macy's Home Store, Sears, Boscov's
86	Willowbrook	Wayne, NJ	100%	1,513,060	483,000	97.9%	Bloomingdale's, Sears, Lord & Taylor, Macy's
87	Woodbridge Center	Woodbridge, NJ	100%	1,653,475	636,801	96.1%	Boscov's, JCPenney, Lord & Taylor, Macy's, Sears
		Total Consolidated Retail Properties		83,930,519	37,107,990
Unconsolidated Retail Properties
88	85 Fifth Avenue	New York, NY	50%	12,946	12,946	100.0%	Anthropologie
89	522 Fifth Avenue	New York, NY	10%	9.893	9.893	N/A
90	730 Fifth Avenue	New York, NY	50%	58,147	25,475	100.0%	Bulgari, Mikimoto, Piaget, Zenga

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
91	Ala Moana Center (1)	Honolulu, HI	63%	2,635,137	1,243,385	93.9%	Macy's, Neiman Marcus, Saks Off Fifth, Target, Bloomingdale's, Nordstrom
92	Alderwood	Lynnwood, WA	50%	1,151,921	584,695	99.2%	JCPenney, Macy's, Nordstrom
93	Altamonte Mall	Altamonte Springs, FL	50%	1,152,362	473,814	98.2%	Dillard's, Sears, JCPenney, Macy's
94	Bayside Marketplace (1)	Miami, FL	12%	207,890	206,787	86.1%
95	Bridgewater Commons	Bridgewater, NJ	35%	1,008,657	411,896	99.0%	Bloomingdale's, Lord & Taylor, Macy's
96	Carolina Place	Pineville, NC	50%	1,090,328	416,826	97.6%	Belk, Dillard's, JCPenney, Sears
97	Christiana Mall (1)	Newark, DE	50%	1,267,366	626,054	99.6%
98	Clackamas Town Center	Happy Valley, OR	50%	1,411,512	636,670	97.8%	JCPenney, Macy's, Macy's Home Store, Nordstrom, Sears
99	Fashion Show (1)	Las Vegas, NV	50%	1,876,810	843,522	98.7%	Dillard's, Macy's, Macy's Men's, Neiman Marcus, Nordstrom, Saks Fifth Avenue
100	First Colony Mall	Sugar Land, TX	50%	1,172,485	553,437	99.1%	Dillard's, Dillard's Men's & Home, JCPenney, Macy's
101	Florence Mall	Florence, KY	50%	930,570	378,163	92.1%	JCPenney, Macy's, Macy's Home Store, Sears
102	Galleria at Tyler (1)	Riverside, CA	50%	1,026,293	558,085	99.4%	JCPenney, Macy's, Nordstrom
103	Glendale Galleria (1)	Glendale, CA	50%	1,475,403	507,171	98.4%	Bloomingdale's, JCPenney, Macy's, Target
104	Kenwood Towne Centre (1)	Cincinnati, OH	50%	1,160,805	519,484	97.7%	Dillard's, Macy's, Nordstrom
105	Miami Design District	Miami, FL	22%	848,256	772,419	62.9%	Gucci, Bulgari, Fendi, Hermes, Louis Vuitton, Prada, Valentino
106	Mizner Park (1)	Boca Raton, FL	47%	511,838	170,867	97.0%	Lord & Taylor
107	Natick Mall	Natick, MA	50%	1,680,199	927,107	98.3%	Lord & Taylor, Macy's, Sears, Neiman Marcus, Nordstrom
108	Northbrook Court	Northbrook, IL	50%	1,014,027	477,750	97.4%	Lord & Taylor, Macy's, Neiman Marcus
109	Oakbrook Center (1)	Oak Brook, IL	48%	2,457,186	1,151,083	95.4%	Sears, Lord & Taylor, Macy's, Neiman Marcus, Nordstrom
110	Otay Ranch Town Center	Chula Vista, CA	50%	654,578	514,578	89.2%	Macy's
111	Park Meadows	Lone Tree, CO	35%	1,574,044	751,044	97.1%	Dillard's, JCPenney, Macy's, Nordstrom
112	Perimeter Mall	Atlanta, GA	50%	1,553,350	500,076	97.7%	Dillard's, Macy's, Nordstrom, Von Maur
113	Pinnacle Hills Promenade	Rogers, AR	50%	1,006,999	355,847	93.2%	Dillard's, JCPenney
114	Plaza Frontenac	St. Louis, MO	55%	485,074	224,361	94.5%	Neiman Marcus, Saks Fifth Avenue
115	Saint Louis Galleria	St. Louis, MO	74%	1,180,297	466,245	98.6%	Dillard's, Macy's, Nordstrom

Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
116	Stonebriar Centre	Frisco, TX	50%	1,706,864	841,672	98.5%	Dillard's, JCPenney, Macy's, Nordstrom, Sears
117	The Grand Canal Shoppes (1)	Las Vegas, NV	50%	750,534	629,200	98.8%	Barneys New York
118	The Shops at The Bravern	Bellevue, WA	40%	292,594	167,957	87.8%	Life Time, Neiman Marcus
119	The Shoppes at River Crossing	Macon, GA	50%	743,624	410,405	98.2%	Belk, Dillard's
120	Towson Town Center	Towson, MD	35%	1,023,619	604,490	96.2%	Macy's, Nordstrom
121	One Union Square	San Francisco, CA	50%	41,715	22,208	100.0%	Bulgari
122	Shops at Merrick Park (1)	Coral Gables, FL	55%	845,733	414,470	98.6%	Neiman Marcus, Nordstrom
123	Water Tower Place	Chicago, IL	47%	795,745	410,808	97.8%	Macy's
124	Whaler's Village	Lahaina, HI	50%	116,587	107,157	100.0%
125	Willowbrook Mall (1)	Houston, TX	50%	1,522,888	538,516	97.9%	Dillard's, JCPenney, Macy's, Macy's Men's, Sears
		Total Unconsolidated Retail Properties		38,454,276	18,466,563
		Total Retail Properties		122,384,794	55,574,553

OTHER RETAIL PROPERTIES
Property Count	Property Name	Location	GGP Ownership	Total GLA	Mall and Freestanding GLA	Retail Percentage Leased	Anchors
126	Shopping Leblon	Rio de Janeiro, Brazil	35%	256,045	256,045	99.5%
		Total Other Retail		256,045	256,045
_______________________________________________________________________________
(1)    A portion of the property is subject to a ground lease.

MORTGAGES, NOTES AND OTHER DEBT

The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our consolidated properties and our Unconsolidated Real Estate Affiliates, as well as our unsecured corporate debt (dollars in thousands).

Name	GGP Ownership	Proportionate Balance (1)	Maturity Year (2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2017 (3)
Fixed Rate
Consolidated Property Level
The Gallery at Harborplace - Other	100%	$1,126	2018	$190	6.05%	No
Hulen Mall	100%	120,583	2018	118,702	4.25%	No
Governor's Square	100%	67,595	2019	66,488	6.69%	No
Oak View Mall	100%	75,707	2019	74,467	6.69%	No
Coronado Center	100%	185,646	2019	180,278	3.50%	Yes - Partial
Park City Center	100%	177,505	2019	172,224	5.34%	No
Fashion Place	100%	226,730	2020	226,730	3.64%	No
Mall St. Matthews	100%	180,610	2020	170,305	2.72%	No
Town East Mall	100%	160,270	2020	160,270	3.57%	No
Tucson Mall	100%	246,000	2020	246,000	4.01%	No
Visalia Mall	100%	74,000	2020	74,000	3.71%	No
Tysons Galleria	100%	300,081	2020	282,081	4.06%	No
The Mall in Columbia	100%	335,658	2020	316,928	3.95%	No
Northridge Fashion Center	100%	224,303	2021	207,503	5.10%	No
Deerbrook Mall	100%	138,049	2021	127,934	5.25%	No

Name	GGP Ownership	Proportionate Balance (1)	Maturity Year (2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2017 (3)
White Marsh Mall	100%	190,000	2021	190,000	3.66%	No
Park Place	100%	179,359	2021	165,815	5.18%	No
Providence Place	94%	325,514	2021	302,577	5.65%	No
Fox River Mall	100%	168,887	2021	156,373	5.46%	No
Oxmoor Center	94%	80,852	2021	74,781	5.37%	No
Rivertown Crossings	100%	152,619	2021	141,356	5.52%	No
Westlake Center - Land	100%	2,437	2021	2,437	12.90%	Yes - Full
Bellis Fair	100%	84,966	2022	77,060	5.23%	No
The Shoppes at Buckland Hills	100%	118,557	2022	107,820	5.19%	No
The Gallery at Harborplace	100%	75,084	2022	68,096	5.24%	No
The Streets at SouthPoint	94%	230,041	2022	207,909	4.36%	No
Spokane Valley Mall	100%	57,199	2022	51,312	4.65%	No
Greenwood Mall	100%	62,581	2022	57,469	4.19%	No
North Star Mall	100%	305,868	2022	270,113	3.93%	No
Coral Ridge Mall	100%	106,825	2022	98,394	5.71%	No
The Oaks Mall	100%	126,860	2022	112,842	4.55%	No
Westroads Mall	100%	143,288	2022	127,455	4.55%	No
Coastland Center	100%	117,253	2022	102,621	3.76%	No
Pecanland Mall	100%	85,551	2023	75,750	3.88%	No
Crossroads Center (MN)	100%	96,886	2023	83,026	3.25%	No
Cumberland Mall	100%	160,000	2023	160,000	3.67%	No
The Woodlands	100%	240,352	2023	207,057	5.04%	No
Meadows Mall	100%	146,354	2023	118,726	3.96%	No
Oglethorpe Mall	100%	150,000	2023	136,166	3.90%	No
Prince Kuhio Plaza	100%	41,439	2023	35,974	4.10%	No
Augusta Mall	100%	170,000	2023	170,000	4.36%	No
Staten Island Mall	100%	242,783	2023	206,942	4.77%	No
Stonestown Galleria	100%	180,000	2023	164,720	4.39%	No
Boise Towne Square	100%	124,982	2023	106,372	4.79%	No
The Crossroads (MI)	100%	93,275	2023	80,833	4.42%	No
Jordan Creek Town Center	100%	205,374	2024	177,448	4.37%	No
Woodbridge Center	100%	247,604	2024	220,726	4.8%	No
The Maine Mall	100%	235,000	2024	235,000	4.66%	No
Baybrook Mall	100%	242,182	2024	212,423	5.52%	No
The Parks Mall at Arlington	100%	242,251	2024	212,687	5.57%	No
Beachwood Place	100%	217,078	2025	184,350	3.94%	No
Pembroke Lakes Mall	100%	260,000	2025	260,000	3.56%	No
Valley Plaza Mall	100%	240,000	2025	206,847	3.75%	No
Willowbrook Mall	100%	360,000	2025	360,000	3.55%	No
Boise Towne Plaza	100%	19,205	2025	16,006	4.13%	No
Paramus Park	100%	120,000	2025	120,000	4.07%	No
Glenbrook Square	100%	161,778	2025	137,791	4.27%	No
Peachtree Mall	100%	77,462	2025	59,269	3.94%	No
North Point Mall	100%	250,000	2026	218,205	4.54%	No
The Shops at La Cantera	75%	262,500	2027	262,500	3.6%	No
Mall of Louisiana	100%	325,000	2027	281,575	3.98%	No
Providence Place - Other	94%	31,118	2028	2,247	7.75%	No
Consolidated Property Level		10,270,227		9,451,170	4.41%

Unconsolidated Property Level
Plaza Frontenac	55%	$28,600	2018	$28,600	3.04%	No

Name	GGP Ownership	Proportionate Balance (1)	Maturity Year (2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2017 (3)
Saint Louis Galleria	74%	158,262	2018	158,262	3.44%	No
The Grand Canal Shoppes	50%	313,125	2019	313,125	4.24%	No
First Colony Mall	50%	87,535	2019	84,321	4.5%	No
Natick Mall	50%	217,061	2019	209,699	4.60%	No
Oakbrook Center	48%	202,725	2020	202,725	3.66%	No
Christiana Mall	50%	113,747	2020	108,697	5.10%	No
Water Tower Place	47%	176,837	2020	171,026	4.34%	No
Kenwood Towne Centre	70%	146,791	2020	137,191	5.37%	No
Whaler's Village	50%	40,000	2021	40,000	5.42%	No
Shops at Merrick Park	55%	92,079	2021	85,797	5.73%	No
Willowbrook Mall (TX)	50%	96,131	2021	88,965	5.13%	No
Northbrook Court	50%	61,939	2021	56,811	4.25%	No
Fashion Show - Other	50%	1,704	2021	788	6.06%	Yes - Full
Ala Moana Center	63%	875,000	2022	875,000	4.23%	No
Florence Mall	50%	45,000	2022	45,000	4.15%	No
Clackamas Town Center	50%	108,000	2022	108,000	4.18%	No
Bridgewater Commons	35%	105,000	2022	105,000	3.34%	No
The Shoppes at River Crossing	50%	38,675	2023	35,026	3.75%	No
Carolina Place	50%	85,176	2023	75,542	3.84%	No
One Union Square	50%	25,000	2023	25,000	5.12%	No
Galleria at Tyler	50%	89,851	2023	76,716	5.05%	No
Park Meadows	35%	126,000	2023	126,000	4.60%	No
Stonebriar Centre	50%	139,196	2024	120,886	4.05%	No
Fashion Show	50%	417,500	2024	417,500	4.03%	No
Pinnacle Hills Promenade	50%	57,920	2025	48,805	4.13%	No
Altamonte Mall	50%	80,000	2025	69,045	3.72%	No
Alderwood	50%	168,971	2025	138,693	3.48%	No
Towson Town Center	35%	113,761	2025	97,713	3.82%	No
Perimeter Mall	50%	137,500	2026	137,500	3.96%	No
Glendale Galleria	50%	215,000	2026	190,451	4.06%	No
Baybrook Expansion	53%	74,200	2027	74,200	3.77%	No
Unconsolidated Property Level		4,638,286		4,452,084	4.22%

Total Fixed Rate Debt		14,908,513		13,903,254	4.35%

Variable Rate

Consolidated Property Level
Columbia Mall	100%	$100,000	2018	$100,000	Libor + 175 bps	Yes - Full
Market Place Shopping Center	100%	113,425	2018	113,425	Libor + 240 bps	No
Lynnhaven Mall	100%	235,000	2019	235,000	Libor + 185 bps	No
830 North Michigan	100%	85,000	2019	85,000	Libor + 160 bps	No
685 Fifth Avenue	97%	329,902	2019	329,902	Libor + 275 bps	No
Westlake Center	100%	42,500	2019	42,500	Libor + 230 bps	No
200 Lafayette	100%	33,000	2019	33,000	Libor + 250 bps	Yes - Partial
530 Fifth Avenue	90%	99,253	2021	99,253	Libor + 325 bps	No
Brass Mill Center (4)	100%	66,127	2021	63,179	Libor + 175 bps	Yes - Partial
Columbiana Centre (4)	100%	123,651	2021	118,140	Libor + 175 bps	Yes - Partial
Eastridge (4)	100%	43,009	2021	41,092	Libor + 175 bps	Yes - Partial
Four Seasons (4)	100%	31,004	2021	29,622	Libor + 175 bps	Yes - Partial
Grand Teton Mall (4)	100%	45,160	2021	43,147	Libor + 175 bps	Yes - Partial

Name	GGP Ownership	Proportionate Balance (1)	Maturity Year (2)	Proportionate Balloon Pmt at Maturity	Interest Rate	Parent Recourse as of 12/31/2017 (3)
Mayfair (4)	100%	345,686	2021	330,278	Libor + 175 bps	Yes - Partial
Mondawmin Mall (4)	100%	84,691	2021	80,916	Libor + 175 bps	Yes - Partial
North Town Mall (4)	100%	86,018	2021	82,184	Libor + 175 bps	Yes - Partial
Oakwood (4)	100%	70,535	2021	67,391	Libor + 175 bps	Yes - Partial
Oakwood Center (4)	100%	86,287	2021	82,441	Libor + 175 bps	Yes - Partial
Pioneer Place (4)	100%	126,339	2021	120,708	Libor + 175 bps	Yes - Partial
River Hills Mall (4)	100%	70,576	2021	67,430	Libor + 175 bps	Yes - Partial
Sooner Mall (4)	100%	71,445	2021	68,260	Libor + 175 bps	Yes - Partial
Southwest Plaza (4)	100%	114,834	2021	109,716	Libor + 175 bps	Yes - Partial
Consolidated Property Level		2,403,442		2,342,584	3.39%

Unconsolidated Property Level
Ala Moana Construction Loan (5)	63%	$257,916	2019	$257,916	Libor + 175 bps	Yes - Partial
Miami Design District	22%	144,487	2019	144,390	Libor + 250 bps	No
522 Fifth Avenue	10%	9,188	2019	9,188	Libor + 250 bps	No
Bayside Marketplace	12%	30,000	2020	30,000	Libor + 205 bps	No
730 Fifth Avenue (6)	37%	457,750	2020	457,750	Libor + 263 bps	No
The Shops at The Bravern	40%	23,680	2020	22,560	Libor + 225 bps	No
85 Fifth Avenue	50%	30,000	2021	30,000	Libor + 275 bps	No
Unconsolidated Property Level		953,021		951,804	4.30%

Consolidated Corporate
Junior Subordinated Notes Due 2036	100%	$206,200	2036	$206,200	Libor + 145 bps	Yes - Full
Consolidated Corporate		206,200		206,200	2.83%

Total Variable Rate Debt		3,562,663		3,500,588	3.60%

Total (7)		18,471,176		17,403,842	4.21%
_______________________________________________________________________________

(1)	Proportionate share (see Item 7) for Consolidated Properties presented exclusive of non-controlling interests. See reconciliation to our consolidated mortgages, notes and loans payable below.

(2)	Assumes that all maturity extensions are exercised.

(3)	Total recourse to GGP or its subsidiaries of approximately $1.2 billion, excluding the corporate revolver.

(4)	Properties provide mortgage collateral as guarantors for $1.4 billion corporate borrowing and are cross collateralized.

(5)	Reflects the amount drawn as of December 31, 2017 on the $430.0 million construction loan ($268.8 million at share).

(6)
Per the joint venture agreement approximately $915 million of the total property debt is associated with the retail units and approximately $335 million is associated with the upper units. GGP owns a 50% equity interest in the retail units, and as a result GGP's pro rata share of the property debt is approximately $458 million or 37%.

(7)	Reflects amortization for the period subsequent to December 31, 2017.

Below is a reconciliation of our proportionate share of mortgages, notes and loans payable (from above) to our consolidated mortgages, notes and loans payable per our Consolidated Balance Sheet as of December 31, 2017 (dollars in thousands).

Total Maturities and Amortization, from above	$18,471,176
Debt related to solar projects and other	49,543
Proportionate Portfolio Debt	18,520,719
Deferred financing costs, market rate adjustments and other, net	(49,371)
Junior Subordinated Notes Due 2036	(206,200)
Proportionate Mortgages, Notes and Loans Payable	$18,265,148
GGP Share of Unconsolidated Real Estate Affiliates	(5,604,772)
Noncontrolling Interests	172,083
Consolidated GAAP Mortgages, Notes and Loans Payable	$12,832,459

Lease Expiration Schedule

The following table indicates various lease expiration information related to our retail properties owned as of December 31, 2017. The table excludes expirations and rental revenue from temporary tenants and tenants that pay percent-in-lieu rent. See "Note 2—Summary of Significant Accounting Policies" for our accounting policies for revenue recognition from our tenant leases and "Note 9—Rentals Under Operating Leases" for the future minimum rentals of our operating leases for the consolidated properties (dollars in thousands).

Year	Number of Expiring Leases	Expiring GLA at 100%	Percent of Total	Expiring Rent	Expiring Rent ($psf)
Specialty Leasing	992	1,832	3.4%	$44,150	$24.10
2018	1,982	6,037	11.3%	367,624	60.90
2019	1,750	6,419	12.0%	353,389	55.06
2020	1,475	4,745	8.9%	276,164	58.20
2021	1,290	4,624	8.6%	294,367	63.66
2022	1,318	5,290	9.9%	301,631	57.02
2023	1,038	4,406	8.2%	298,945	67.85
2024	868	4,060	7.6%	311,427	76.71
2025	966	4,450	8.3%	350,043	78.67
Subsequent	2,130	11,753	21.9%	770,826	65.59
Total	13,809	53,614	100.0%	$3,368,568	$62.83
Vacant Space	150	1,833
Mall and Freestanding GLA	13,959	55,447

ITEM 3.    LEGAL PROCEEDINGS

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Note 12 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2017 and Note 10 for information regarding redemptions of the common units of GGP Operating Partnership, L.P. held by limited partners (the "Common Units") for common stock.

The following line graph sets forth the cumulative total returns on a $100 investment in each of our common stock, S&P 500 and the FTSE National Association of REIT—Equity REITs from inception through December 31, 2017.

Total Return Performance
Inception to December 2017

As Of		November 9, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
GGP Inc.	Cum $	100	115	115	160	166	238	236	226	219
	Return %		15.12	14.79	59.73	65.52	138.10	136.45	125.75	119.09
FTSE NAREIT Equity REIT Index	Cum $	100	102	111	131	134	174	180	195	201
	Return %		2.32	10.80	30.81	34.04	74.44	80.01	95.35	100.67
S&P 500 Index	Cum $	100	104	106	123	163	185	188	210	256
	Return %		3.96	6.15	23.14	63.02	85.34	87.90	110.37	156.30

The following table summarizes the quarterly high and low sales prices of our common stock on the NYSE for 2017 and 2016.

	Stock Price
Quarter Ended	High	Low
2017
December 31	$24.23	$18.83
September 30	24.12	20.31
June 30	24.37	21.05
March 31	26.21	22.34
2016
December 31	$27.43	$23.89
September 30	32.10	27.29
June 30	29.92	26.02
March 31	30.30	24.43

The following table summarizes distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
February 7	April 13, 2018	April 30, 2018	$0.22
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22
2016
December 13	December 27, 2016	January 27, 2017	$0.26
October 31	December 15, 2016	January 6, 2017	0.22
August 1	October 14, 2016	October 31, 2016	0.20
May 2	July 15, 2016	July 29, 2016	0.19
February 1	April 15, 2016	April 29, 2016	0.19

Recent Sales of Unregistered Securities and Repurchase of Shares

The following table provides information with respect to the stock repurchases made by GGP during the year ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 2017	2,569,605	$23.16	2,569,605	$402,280,147
May 2017	796,371	$21.90	796,371	$384,840,711
August 2017	6,324,240	$21.22	6,324,240	$250,614,062
September 2017	2,960,775	$21.12	2,960,775	$188,072,423
Total	12,650,991	$21.64	12,650,991
_______________________________________________________________________________

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

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(Dollars in thousands, except per share amounts)
OPERATING DATA (1)
Total revenues	$2,327,862	$2,346,446	$2,403,906	$2,535,559	$2,486,017
Total expenses	1,489,605	1,546,193	1,480,013	1,594,046	1,645,601
Income from continuing operations	666,873	1,308,273	1,393,596	398,011	328,821
Net income available to common stockholders	641,398	1,272,432	1,358,624	649,914	288,450
Basic earnings per share:
Continuing operations	0.72	1.44	1.54	$0.42	$0.32
Discontinued operations	—	—	—	0.32	(0.01)
Total basic earnings per share	$0.72	$1.44	$1.54	$0.74	$0.31
Diluted earnings per share:
Continuing operations	0.68	1.34	1.43	$0.39	$0.32
Discontinued operations	—	—	—	0.30	(0.01)
Total diluted earnings per share	$0.68	$1.34	$1.43	$0.69	$0.31
Dividends declared per share	$0.88	$1.06	$0.71	$0.63	$0.51
COMPANY NOI (2)	$2,349,491	$2,325,967	$2,194,948	$1,811,711	$1,729,351
COMPANY EBITDA (3)	$2,213,572	$2,191,584	$2,031,445	$1,619,388	$1,528,682
FUNDS FROM OPERATIONS ("FFO") (4)	$1,530,591	$1,500,848	$1,299,454	$1,320,197	$1,030,852
COMPANY FFO (4)	$1,500,568	$1,471,250	$1,376,806	$1,255,651	$1,148,233
CASH FLOW DATA (5) (6)
Operating activities	$1,294,612	$1,136,151	$1,068,586	$950,794	$872,637
Investing activities	$(855,296)	$521,411	$(313,488)	$(681,339)	$158,029
Financing activities	$(738,263)	$(1,564,114)	$(778,175)	$(487,605)	$(1,140,278)

	As of December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA
Investment in real estate assets—cost	$24,821,824	$23,278,210	$23,791,086	$25,582,072	$25,405,973
Total assets	23,349,954	22,732,746	24,073,555	25,281,631	25,708,408
Total debt	13,038,659	12,636,618	14,422,360	16,150,387	15,824,742
Redeemable preferred noncontrolling interests	52,256	144,060	157,903	164,031	131,881
Redeemable common noncontrolling interests	195,870	118,667	129,724	135,265	97,021
Stockholders' equity	8,795,660	8,635,764	8,270,043	7,605,919	8,103,121
_______________________________________________________________________________

(1)
For all periods presented, the operating data related to continuing operations do not include the effects of amounts reported in discontinued operations. For the years ended December 31, 2017, 2016 and 2015, the definition of discontinued operations changed based on updated accounting guidance.

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

(6)
We adopted accounting guidance which requires that the statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. This resulted in the reclassification of restricted cash within the statement of cash flows for all periods presented.

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

Overview—Introduction

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and stockholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot) and urban retail properties. GGP Inc. defines best-in-class retail and modern luxury through curated merchandising and elegant culinary experiences set against the backdrop of refined ambiance across this distinguished collection of destinations. Our retail properties are the core centers of retail, dining, and entertainment within their trade areas and, therefore, represent hubs of daily life. As of December 31, 2017, we own, either entirely or with joint venture partners, 125 retail properties located throughout the United States comprising approximately 122 million square feet of gross leasable area ("GLA").

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

Overview

Net income attributable to GGP Inc. decreased 49.0% from $1.3 billion for the year ended December 31, 2016 to $0.7 billion for the year ended December 31, 2017 primarily due to gains on the sale of interests in three properties during 2016 (Note 3). Our Company NOI (as defined below) increased 1.0% from $2.3 billion for the year ended December 31, 2016 to $2.3 billion for the year ended December 31, 2017. Operating income increased 4.7% from $800.3 million for the year ended December 31, 2016 to $838.3 million for the year ended December 31, 2017. Our Company EBITDA (as defined below) increased 1.0% from $2.2 billion for the year ended December 31, 2016 to $2.2 billion for the year ended December 31, 2017. Our Company FFO (as defined below) increased 2.0% from $1.5 billion for the year ended December 31, 2016 to $1.5 billion for the year ended December 31, 2017.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA, and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to GGP Inc.

During 2017 we completed transactions and achieved operational goals in order to promote our long-term strategy to enhance the quality of our overall portfolio. Refer to Item 1 for more information.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	December 31, 2017 (1)	December 31, 2016 (1)
In-Place Rents per square foot (2)
Consolidated Retail Properties	$65.49	$65.03
Unconsolidated Retail Properties	101.41	100.81
Total Retail Properties	$77.83	$77.29

Percentage Leased
Consolidated Retail Properties	97.3%	97.3%
Unconsolidated Retail Properties	95.5%	97.0%
Total Retail Properties	96.7%	97.2%

	December 31, 2017	December 31, 2016
Tenant Sales Volume (All Less Anchors) (1) (3)
Consolidated Retail Properties	$11,947	$12,199
Unconsolidated Retail Properties	9,041	8,887
Total Retail Properties	$20,988	$21,086

Tenant Sales per square foot (1) (3)
Consolidated Retail Properties	$499	$505
Unconsolidated Retail Properties	763	741
Total Retail Properties	$587	$583
_______________________________________________________________________________

(1)	Metrics exclude properties acquired in the years ended December 31, 2017 and 2016, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

(2)	Rent is presented on a cash basis and consists of base minimum rent and common area costs.

(3)	Tenant Sales Volume (All Less Anchors) is presented as total sales volume in millions of dollars and Tenant Sales <10,000 square feet is presented as sales per square foot in dollars.

Lease Spread Metrics

The following table summarizes signed leases compared to expiring leases in the same suite, for leases where (1) the downtime between new and previous tenant was less than 24 months, (2) the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet and (3) the new lease is at least a year.

	Number of Leases	Square Feet	Term/Years	Initial Rent Per Square Foot (1)	Expiring Rent Per Square Foot (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,514	4,549,974	6.4	$58.29	$53.36	$4.94	9.3%
_______________________________________________________________________________
(1)     Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2)     Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Year Ended December 31, 2017 and 2016

The following table is a breakout of the components of minimum rents:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Components of Minimum Rents:
Base minimum rents	$1,447,837	$1,455,452	$(7,615)	(0.5)%
Lease termination income	29,081	16,024	13,057	81.5
Straight-line rent	2,084	11,867	(9,783)	(82.4)
Above and below-market tenant leases, net	(23,963)	(33,639)	9,676	(28.8)
Total minimum rents	$1,455,039	$1,449,704	$5,335	0.4%

Base minimum rents decreased $7.6 million primarily due to our sale of a 50% interest in Fashion Show during the third quarter of 2016. This resulted in $45.0 million less base minimum rents during 2017 compared to 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. The acquisition of the 50% interest in Riverchase Galleria from our joint venture partner and the acquisition of 605 N. Michigan Avenue during the fourth quarter of 2016 resulted in an offsetting $22.3 million increase in base minimum rents. In addition, the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 and the transaction at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue during the third quarter of 2017 resulted in a $14.7 million increase in base minimum rents.

Lease termination income increased $13.1 million primarily due to lease terminations at multiple tenants spread across the portfolio during 2017.

Tenant recoveries decreased $24.5 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $18.5 million less tenant recoveries during 2017 compared to 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, the sale of two operating properties during the third quarter of 2016 and the conveyance of one property to the lender during the second quarter of 2017 resulted in $6.4 million less tenant recoveries. The acquisition of the 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $8.6 million increase in tenant recoveries.

Overage rents decreased $7.7 million across the portfolio.

Management fees and other corporate revenues increased $9.3 million primarily due to $7.2 million in property and asset management fees related to the Seritage joint venture during 2017 (Note 3), a $4.3 million one-time profit participation payment received during 2017 related to our Aeropostale joint venture (Note 5), $3.4 million in property management fees related to the joint venture formed with Fashion Show during the third quarter of 2016 and $2.5 million in leasing fees at 530 Fifth Avenue. This is partially offset by the divestiture of our investment in Seritage Growth Properties stock in 2016, which resulted in a $13.1 million gain (Note 2).

Real estate taxes increased $7.6 million primarily due to the acquisition of the 50% interest in Riverchase Galleria from our joint venture partner, the acquisition of 605 N. Michigan Avenue during the fourth quarter of 2016 and the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017. This resulted in a $4.7 million increase in real estate taxes during 2017 compared to 2016. In addition, the transaction at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue during the third quarter of 2017 resulted in a $2.1 million increase in real estate taxes. Our sale of a 50% interest in Fashion Show during the third quarter of 2016 resulted in offsetting $1.5 million reduction in real estate taxes as the property is now accounted for as an Unconsolidated Real Estate Affiliate.

Property maintenance costs decreased $5.2 million primarily due to continued efforts to manage operating expenses. In addition, our sale of a 50% interest in Fashion Show during the third quarter of 2016 resulted in a $1.2 million reduction in property maintenance costs as the property is now accounted for as an Unconsolidated Real Estate Affiliate.

Marketing costs decreased $2.1 million primarily due to a change in corporate strategy that resulted in a net reduction in spending.

Provision for loan loss of $29.6 million relates to the settlement of the Rique note receivable during 2016 (Note 14).

Property management and other costs increased $6.6 million primarily due to bonus savings in the prior year.

Provision for impairment of $73.0 million is related to impairment charges recorded on three operating properties during 2016 (Note 2).

Depreciation and amortization increased $32.6 million primarily due to tenant write offs.

Interest expense decreased $29.3 million primarily due to our sale of a 50% interest in Fashion Show during the third quarter of 2016. This resulted in $20.1 million less interest expense during 2017 compared to 2016 as the property is now accounted for as an Unconsolidated Real Estate Affiliate. In addition, we paid down a mortgage note at one of our operating properties during 2016, resulting in a $5.5 million decrease in interest expense (Note 6) and conveyed one property to the lender in full satisfaction of the debt during the second quarter of 2017, resulting in a $5.8 million decrease in interest expense. We also sold two operating properties during 2016, resulting in a $2.7 million decrease in interest expense (Note 3). The decreases were partially offset by an increase in the LIBOR rate over the prior year. In addition, the transaction at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue resulted in a $5.6 million increase in interest expense over the period.

The gain on foreign currency during 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement of a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013 (Note 14).

The gain from changes in control of investment properties and other of $79.1 million during 2017 relates to the transaction at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue, the acquisition of the remaining 50% interest in 8 of the 12 anchor boxes included in the GSPH joint venture with Seritage Growth Properties, the acquisition of the remaining interest in Neshaminy Mall and our sale of our interests in two properties (Note 3).

The gain on extinguishment of debt during 2017 relates to one property which was conveyed to the lender in full satisfaction of the debt (Note 3).

Benefit from income taxes increased $11.8 million primarily due to the one-time benefit resulting from the change in future Federal statutory tax rates due to the passing of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.

Equity in income of Unconsolidated Real Estate Affiliates decreased by $78.9 million primarily due to the acquisition of the 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016. This resulted in $55.6 million less equity in income of Unconsolidated Real Estate Affiliates during 2017 compared to 2016. In addition, income recognition on condominiums decreased by $26.3 million during the period (Note 5). Our sale of a 50% interest in Fashion Show during the third quarter of 2016 resulted in offsetting $8.7 million increase in equity in income of Unconsolidated Real Estate Affiliates.

Unconsolidated Real Estate Affiliates - gain on investment of $12.0 million during 2017 is related to the sale of a portion of our interest in Aeropostale (Note 3).

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

Management fees and other corporate revenues increased $9.2 million primarily due to the divestiture of our investment in Seritage Growth Properties stock, which resulted in a $13.1 million gain in 2016 (Notes 2 and 4). In addition, the joint venture formed at Fashion Show during 2016 resulted in $2.5 million in management fees. This was partially offset by a $6.0 million fee related to the residential condominium joint venture at Ala Moana Center during 2015.

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

Provision for loan loss of $29.6 million relates to the settlement of the Rique note receivable during 2016 (Note 14).

Property management and other costs decreased $23.0 million primarily due to lower compensation and benefits in 2016.

General and administrative increased $5.3 million primarily due to an increase in transaction costs related to acquisitions and an increase in compensation expense (Note 12).

There were provisions for impairment of $73.0 million in 2016 and $8.6 million in 2015 (Notes 2 and 4).

Depreciation and amortization increased by $17.1 million primarily due to the acceleration of depreciation on anchor buildings that was demolished at two operating properties during 2016.

Interest and dividend income increased $10.7 million primarily due to interest on notes receivable entered into during 2015 with our joint venture partners at Miami Design District and 730 Fifth Avenue. The increase was partially offset by a decrease in interest income related to the note receivable with Rique that was settled during 2016 (Note 14).

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

The gain on foreign currency is related to the impact of changes in the exchange rate on a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013. The note receivable was settled during 2016 (Note 14). The proceeds from the sale were held in Brazilian Reais as of December 31, 2016.

The gain from changes in control of investment properties and other of $722.9 million in 2016 primarily relates to the sale of an interest in Fashion Show, the acquisition of the interest in Riverchase Galleria, the sale of our interests in five operating properties, and additional deferred gains related to our sale of Ala Moana Center in 2015. The gain from changes in control of investment properties and other of $634.4 million in 2015 relates to the sale of an interest in Ala Moana Center and the sale of the office portion of 200 Lafayette (Note 3).

Provision for income taxes of $0.9 million in 2016 primarily relates to taxes on condominiums offset by benefits related to solar investment tax credits. Benefit from income taxes of $38.3 million in 2015 primarily relates to the impact of changes in the exchange rate on the note receivable denominated in Reais and the reversal of liabilities due to the expiration of the statute of limitations.

Equity in income of Unconsolidated Real Estate Affiliates increased by $158.2 million primarily due to income recognition on condominiums during 2016 (Note 5), a gain on the extinguishment of debt at Riverchase Galleria during the fourth quarter of 2016, the contribution of Ala Moana Center into an unconsolidated joint venture during 2015, the contribution of Fashion Show into an unconsolidated joint venture during the third quarter of 2016, and an increase in income related to the Crown Building located at 730 Fifth Avenue, which was acquired during the second quarter of 2015 (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $164.6 million of consolidated unrestricted cash and $1.5 billion, including the uncommitted accordion feature, of available credit under our credit facility as of December 31, 2017, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities;

•	to strategically leverage unencumbered retail properties; and

•	to minimize the amount of debt that is cross collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, common stock, common units of the Operating Partnerships (as defined in Note 1), share repurchases or other capital raising activities.

During the year ended December 31, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. The property subsequently replaced a property that was sold during the year ended December 31, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 14 properties. In addition, we obtained a new consolidated mortgage note at one property for $325.0 million with an interest rate of 3.98%. We also obtained a new unconsolidated mortgage note at one property for $74.2 million with an interest rate of 3.77% and paid down a $60.0 million unconsolidated mortgage note at that property with an interest rate of LIBOR plus 1.75%. Finally, we refinanced a $190.0 million consolidated mortgage note with a $110.0 million consolidated mortgage note. Both notes had an interest rate of LIBOR plus 3.25%. Additional financing activity related to draws and repayments on the corporate revolver.

During the year ended December 31, 2016, we paid down $294.4 million of consolidated mortgage notes at two properties. The prior loans had a weighted-average term-to-maturity of 1.2 years and a weighted-average interest rate of 5.3%. In conjunction with the pay down of the loans, we paid $5.4 million in transaction costs.

As of December 31, 2017, we had $3.4 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of December 31, 2017, our proportionate share of total debt aggregated $18.6 billion. Our total debt includes our consolidated debt of $13.0 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.6 billion. Of our proportionate share of total debt, $1.2 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holders.

The amount of debt due in the next three years represents 30.8% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.1 billion at our proportionate share or approximately 17.7% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of December 31, 2017. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2022.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2018	$334,697	$194,773
2019	1,243,082	1,022,636
2020	1,514,699	1,103,769
2021	2,954,281	321,011
2022	1,441,592	1,129,894
Subsequent	5,550,308	1,786,883
	$13,038,659	$5,558,966

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

Warrants and Brookfield Investor Ownership

As of December 31, 2016, Brookfield and certain parties who were previously members of a Brookfield investor consortium owned all of the Company's outstanding Warrants (Note 8). During 2017, Brookfield, Abu Dhabi Investment Authority and Future Fund Board of Guardians exercised Warrants for 83,866,187 shares of the Company's common stock using both full share and net share settlement. As of December 31, 2017, no Warrants remained outstanding.

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

We have identified approximately $1.5 billion of income producing development and redevelopment projects within our portfolio, over 80% of which is being invested into Class A malls. We plan to fund these developments and redevelopments with available cash flow, construction financing, proceeds from debt refinancings and net proceeds from asset sales. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. We currently expect to achieve returns that average 7-9% for all projects (cash on cost, first year stabilized). Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date (1)	Expected Return on Investment (2)	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)
Under Construction
New Property Development	Ground up development	$525	$133		2020
Norwalk, CT

Staten Island Mall	Expansion	231	111		2019
Staten Island, NY

Other Projects	Redevelopment projects at various properties	628	445		2018
	Total Projects Under Construction	$1,384	$689	7-8%
_______________________________________________________________________________

(1)	Projected costs and investments to date exclude capitalized interest and internal overhead.

(2)	Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the year ended December 31, 2017 increased from December 31, 2016 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to GGP’s investment to date.

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

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Capital expenditures (1)	$172,807	$161,803
Tenant allowances (2)	184,138	154,656
Capitalized interest and capitalized overhead	60,938	58,662
Total	$417,883	$375,121
_______________________________________________________________________________

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 4.9 million square feet.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
February 7	April 13, 2018	April 30, 2018	$0.22
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22
2016
December 13	December 27, 2016	January 27, 2017	$0.26
October 31	December 15, 2016	January 6, 2017	0.22
August 1	October 14, 2016	October 31, 2016	0.20
May 2	July 15, 2016	July 29, 2016	0.19
February 1	April 15, 2016	April 29, 2016	0.19

Preferred Stock Dividends

Our Board of Directors declared preferred stock dividends during 2017 and 2016 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
February 7	March 15, 2018	April 2, 2018	$0.3984
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984
2016
October 31	December 15, 2016	January 3, 2017	$0.3984
August 1	September 15, 2016	October 3, 2016	0.3984
May 2	June 15, 2016	July 1, 2016	0.3984
February 1	March 15, 2016	April 1, 2016	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,294.6 million for the year ended December 31, 2017, $1,136.2 million for the year ended December 31, 2016, and $1,068.6 million for the year ended December 31, 2015. Significant components of net cash provided by operating activities include:

2017 Activity

•	increase in distributions received from Unconsolidated Real Estate Affiliates; and

•	decrease in marketing and property maintenance and operating costs due to a continued effort to reduce operating expenses.

2016 Activity

•	increase in distributions received from Unconsolidated Real Estate Affiliates;

•	decrease in marketing expenses due to a change in the corporate plan; and

•	decrease in interest costs primarily a result of prior year refinancing of mortgage notes.

2015 Activity

•	increase in management fees and other corporate revenue due to new joint ventures;

•	increase in distributions received from Unconsolidated Real Estate Affiliates;

•	increase in income related to notes receivable from joint venture partners; and

•	decrease in interest costs primarily a result of refinancing of mortgage notes, pay downs of mortgage notes in Q1 2015, and reduction in corporate loan interest rate due to 2014 amendment.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $(855.3) million for the year ended December 31, 2017, $521.4 million for the year ended December 31, 2016, and $(313.5) million for the year ended December 31, 2015. Significant components of net cash provided by (used in) investing activities include:

2017 Activity

•	development of real estate and property improvements, $(662.8) million,

•	net proceeds from distributions received from unconsolidated real estate in excess of income, $166.9 million,

•	contributions to Unconsolidated Real Estate Affiliates $(120.4) million; and

•	proceeds from repayment of loans to joint ventures and joint venture partners $51.0 million.

2016 Activity

•	proceeds from the sale of joint venture interests and real estate assets of $1.7 billion (Note 3);

•	sale of marketable securities for $46.4 million; partially offset by

•	contributions to Unconsolidated Real Estate Affiliates, net of distributions of $(53.1) million;

•	development of real estate and property improvements of $(547.4) million; and

•	acquisition of real estate and real estate interests of $(577.8) million.

2015 Activity

•	development of real estate and property improvements of $(694.6) million;

•	acquisition of marketable securities for $(33.3) million;

•	acquisition of real estate and real estate interests of $(384.3) million; and

•	loans to venture partners of $(328.8) million; partially offset by

•	proceeds from the sale of joint venture interests and real estate assets of $1.2 billion.

Cash Flows from Financing Activities

Net cash used in financing activities was $738.3 million for the year ended December 31, 2017, $1,564.1 million for the year ended December 31, 2016, and $778.2 million for the year ended December 31, 2015. Significant components of net cash used in financing activities include:

2017 Activity

•	acquisition of 12.7 million shares of our common stock for $(273.9) million;

•	cash distributions paid to common and preferred stockholders of $(1,020.0) and $(15.9) million, respectively; and

•	proceeds from warrant exercises of $551.2 million.

2016 Activity

•	acquisition of 1.4 million shares of our common stock for $(34.0) million;

•	cash distributions paid to common and preferred stockholders of $(680.7) and $(15.9) million, respectively; and

•	principal payments on mortgages, notes and loans payable, net of proceeds from refinancing or issuance of $(834.7) million.

2015 Activity

•	acquisition of 4.3 million shares of our common stock for $(109.6) million

•	cash distributions paid to common and preferred stockholders of $(610.6) and $(15.9) million, respectively; and

•	distributions to noncontrolling interests in consolidated real estate affiliates of $(55.1) million.

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

Acquisitions of Operating Properties (Note 3)

New guidance issued clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Therefore, acquisitions of properties are typically accounted for utilizing the historical cost of the property and, accordingly, the results of operations of acquired properties have been included in the results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, assumed debt liabilities and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. No significant value had been ascribed to the tenant relationships.

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

To determine the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a variable interest entity ("VIE"). A limited partnership or other similar entity is considered a VIE unless a simple majority of limited partners (excluding limited partners that are under common control with the general partner) have substantive kick-out rights or participating rights. Accounting guidance amended the following: (i) modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, (iii) affected the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provided a scope exception for certain entities. If an entity is determined to be a VIE, we determine which party is the primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, future cash flow projections, the entity's financing and capital structure, and contractual relationship and terms. Primary risks associated with our VIEs include the potential of funding the entities' debt obligations or making additional contributions to fund the entities' operations.

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

Overage rent is paid by a tenant when the tenant's sales exceed an agreed upon minimum amount and is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Tenant recoveries are most often established in the leases or in less frequent cases computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are generally recognized as revenues in the period the related costs are incurred.

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

We provide an allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience.

Notes receivable are evaluated for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance through the provision for loan losses to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

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

Contractual Cash Obligations and Commitments

The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2017:

	2018	2019	2020	2021	2022	Subsequent/ Other	Total
			(Dollars in thousands)
Long-term debt-principal (1)	$492,624	$1,393,727	$1,643,120	$2,938,108	$1,396,025	$4,958,420	$12,822,024
Interest payments (2)	529,033	490,275	445,575	325,062	249,832	450,957	2,490,734
Retained debt-principal	1,817	1,919	81,466	—	—	—	85,202
Ground lease payments	6,698	6,790	6,972	7,025	7,036	234,312	268,833
Corporate leases	2,733	2,774	2,778	2,783	2,787	3,081	16,936
Purchase obligations (3)	227,923	—	—	—	—	—	227,923
Junior Subordinated Notes (4)	—	—	—	—	—	206,200	206,200
Total	$1,260,828	$1,895,485	$2,179,911	$3,272,978	$1,655,680	$5,852,970	$16,117,852
_______________________________________________________________________________

(1)	Excludes $23.5 million of non-cash debt market rate adjustments, $30.3 million of deferred financing costs, and $17.2 million of debt related to solar projects.

(2)	Based on rates as of December 31, 2017. Variable rates are based on a LIBOR rate of 1.57%. Excludes interest payments related to debt market rate adjustments.

(3)	Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(4)
The $206.2 million of Junior Subordinated Notes are due in 2036, but may be redeemed by us any time. As we do not expect to redeem the notes prior to maturity, they are included in consolidated debt maturing subsequent to 2022.

Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $237.2 million in 2017, $229.6 million in 2016 and $222.9 million in 2015.

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

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Contractual rent expense, including participation rent	$8,561	$8,589	$8,546
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	6,304	6,278	6,183

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

Funds From Operations ("FFO") and Company FFO

The Company determines FFO based upon the definition set forth by National Association of Real Estate Investment Trusts (“NAREIT”). The Company determines FFO to be its share of consolidated net income (loss) attributable to common stockholders and redeemable non-controlling common unit holders computed in accordance with GAAP, excluding real estate related depreciation and amortization, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon the Company’s economic ownership interest, and all determined on a consistent basis in accordance with GAAP. As with the Company’s presentation of NOI, FFO has been reflected on a proportionate basis.

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

The following table reconciles GAAP Operating Income to Company NOI (dollars in thousands) for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Operating Income	$838,257	$800,253
Loss (gain) on sales of investment properties	(644)	1,017
Depreciation and amortization	693,327	660,746
Provision for loan loss	—	29,615
Provision for impairment	—	73,039
General and administrative	56,133	55,745
Property management and other costs	145,251	138,602
Management fees and other corporate revenues	(105,144)	(95,814)
Consolidated Properties	1,627,180	1,663,203
Noncontrolling interest in NOI of Consolidated Properties	(23,465)	(15,425)
NOI of sold interests	(11,537)	(71,218)
Unconsolidated Properties	729,748	725,479
Proportionate NOI	2,321,926	2,302,039
Company adjustments:
Minimum rents	18,485	14,823
Real estate taxes	5,958	5,958
Property operating expenses	3,122	3,147
Company NOI	$2,349,491	$2,325,967

The following table reconciles GAAP Net income attributable to GGP to Company EBITDA for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net Income Attributable to GGP Inc.	$657,334	$1,288,367
Allocation to noncontrolling interests	9,539	19,906
Loss (gain) on sales of investment properties	(644)	1,017
Gain on extinguishment of debt	(55,112)	—
Loss (gain) from changes in control of investment properties and other	(79,056)	(722,904)
Unconsolidated Real Estate Affiliates - gain on investment	(12,000)	(51,555)
Equity in income of Unconsolidated Real Estate Affiliates	(152,750)	(231,615)
Provision for loan loss	—	29,615
Provision for impairment	—	73,039
(Benefit from) provision for income taxes	(10,896)	901
Loss (gain) on foreign currency	819	(14,087)
Interest expense	541,945	571,200
Interest and dividend income	(61,566)	(59,960)
Depreciation and amortization	693,327	660,746
Consolidated Properties	1,530,940	1,564,670
Noncontrolling interest in EBITDA of Consolidated Properties	(22,616)	(14,808)
EBITDA of sold interests	(11,310)	(70,362)
Unconsolidated Properties	687,518	688,155
Proportionate EBITDA	2,184,532	2,167,656
Company adjustments:
Minimum rents	18,485	14,823
Real estate taxes	5,958	5,958
Property operating expenses	3,122	3,147
General and administrative	1,475	$—
Company EBITDA	$2,213,572	$2,191,584

The following table reconciles GAAP net income attributable to GGP to Company FFO for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net Income Attributable to GGP	$657,334	$1,288,367
Redeemable noncontrolling interests	6,332	9,971
Provision for impairment excluded from FFO	—	73,039
Noncontrolling interests in depreciation of Consolidated Properties	(10,283)	(6,036)
Unconsolidated Real Estate Affiliates - gain on investment	—	(51,555)
Loss (gain) on sales of investment properties	(2,211)	1,016
Preferred stock dividends	(15,936)	(15,935)
Losses (gains) from changes in control of investment properties and other	(79,056)	(722,904)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	676,308	645,128
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	298,103	279,757
FFO (1)	1,530,591	1,500,848
Company adjustments:
Minimum rents	18,485	14,823
Real estate taxes	5,958	5,958
Property operating expenses	3,122	3,147
General and administrative	1,475	—
Investment income, net	(818)	(818)
Market rate adjustments	(4,591)	(5,114)
Gain on extinguishment of debt	—	(54,138)
Write-off of mark-to-market adjustments on extinguished debt	—	(2,290)
Provision for loan loss	—	22,095
Loss (gain) on foreign currency	819	(14,087)
Provision for (benefit from) income taxes	—	(1,857)
FFO from sold interests	(54,473)	2,683
Company FFO	$1,500,568	$1,471,250
_______________________________________________________________________________
(1)     FFO as defined by the National Association of Real Estate Investment Trusts.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward-looking statement are based on reasonable assumptions, it can give no assurance that its expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to, the Company's ability to refinance, extend, restructure or repay near and intermediate term debt, its indebtedness, its ability to raise capital through equity issuances, asset sales or the incurrence of new debt, retail and credit market conditions, impairments, its liquidity demands and economic conditions. The Company discusses these and other risks and uncertainties in its annual and quarterly periodic reports filed with the Securities and Exchange Commission. The Company may update that discussion in its periodic reports, but otherwise takes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2017, we had consolidated debt of $12.8 billion, including $2.4 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $2.4 billion of variable-rate debt would result in a $6.0 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $1.0 billion at December 31, 2017. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a $2.4 million annualized increase or decrease in our equity in the income (loss) of Unconsolidated Real Estate Affiliates.

For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 4 and 6. At December 31, 2017, the fair value of our consolidated debt has been estimated for this purpose to be $50.3 million higher than the carrying amount of $12.8 billion.

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
As of December 31, 2017, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2017, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GGP Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GGP Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, and also included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Updates 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 22, 2018

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information which appears under the captions "Proposal 1—Election of Directors", "Executive Officers", "Corporate Governance-Committees of the Board of Directors-Audit Committee" and "—Nominating & Governance Committee", "Additional Information Stockholder Proposals and Nomination of Directors at the 2018 Annual Meeting of Stockholders", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2018 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

We have a Code of Conduct which applies to all of our employees, officers and directors, including our Chairman, Chief Executive Officer and Chief Financial Officer. The Code of Conduct is available on the Corporate Governance page of our website at www.ggp.com and we will provide a copy of the Code of Conduct without charge to any person who requests it in writing to: GGP Inc., 350 N. Orleans St., Suite 300, Chicago, IL 60654, Attn: Investor Relations. We will post on our website amendments to or waivers of our Code of Ethics for executive officers, in accordance with applicable laws and regulations.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information which appears under the caption "Executive Compensation" in our proxy statement for our 2018 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information which appears under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our proxy statement for our 2018 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2017.

Plan Category	(a) Number of securities to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted Average Exercise Price of Outstanding Options Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	16,568,816	18.88	13,393,423	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
	16,568,816	18.88	13,393,423
_______________________________________________________________________________
(1)    Reflects shares of our common stock, restricted stock and LTIPs available for issuance under the Equity Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information which appears under the captions "Corporate Governance-Director Independence", and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2018 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information which appears under the captions "Proposal 2-Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees and Services" and "Audit Committee's Pre-Approval Policies and Procedures" in our proxy statement for our 2018 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)	Exhibits.

See Exhibit Index on page S-1.

(e)	Separate financial statements.

Not applicable.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GGP INC.

/s/ SANDEEP MATHRANI
Sandeep Mathrani
Chief Executive Officer	February 22, 2018

We, the undersigned officers and directors of GGP Inc., hereby severally constitute Sandeep Mathrani and Heath R. Fear, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments, to this Annual Report on Form 10-K and generally to do all such things in our name and behalf in such capacities to enable GGP Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or any of them, to any and all such amendments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANDEEP MATHRANI	Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2018
Sandeep Mathrani

/s/ HEATH R. FEAR	Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Heath R. Fear

/s/ TARA L. MARSZEWSKI	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
Tara L. Marszewski

/s/ RICHARD B. CLARK	Director	February 22, 2018
Richard B. Clark

/s/ MARY LOU FIALA	Director	February 22, 2018
Mary Lou Fiala

Signature	Title	Date

/s/ J. BRUCE FLATT	Director	February 22, 2018
J. Bruce Flatt

/s/ JANICE R. FUKAKUSA	Director	February 22, 2018
Janice R. Fukakusa

/s/ JOHN K. HALEY	Director	February 22, 2018
John K. Haley

/s/ DANIEL B. HURWITZ	Director	February 22, 2018
Daniel B. Hurwitz

/s/ BRIAN W. KINGSTON	Director	February 22, 2018
Brian W. Kingston

/s/ CHRISTINA M. LOFGREN	Director	February 22, 2018
Christina M. Lofgren

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GGP Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GGP Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of presentation of the statement of cash flows in 2017, 2016, and 2015 due to the adoption of Accounting Standards Update 2016-18,  Statement of Cash Flows (Topic 230) Restricted Cash.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 22, 2018

We have served as the Company's auditor since 2001.

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets:
Investment in real estate:
Land	$4,013,874	$3,066,019
Buildings and equipment	16,957,720	16,091,582
Less accumulated depreciation	(3,188,481)	(2,737,286)
Construction in progress	473,118	251,616
Net property and equipment	18,256,231	16,671,931
Investment in Unconsolidated Real Estate Affiliates	3,377,112	3,868,993
Net investment in real estate	21,633,343	20,540,924
Cash and cash equivalents	164,604	474,757
Accounts receivable, net	334,081	322,196
Notes receivable	417,558	678,496
Deferred expenses, net	284,512	209,852
Prepaid expenses and other assets	515,856	506,521
Total assets	$23,349,954	$22,732,746
Liabilities:
Mortgages, notes and loans payable	$12,832,459	$12,430,418
Investment in Unconsolidated Real Estate Affiliates	21,393	39,506
Accounts payable and accrued expenses	919,432	655,362
Dividend payable	219,508	433,961
Deferred tax liabilities	2,428	3,843
Junior subordinated notes	206,200	206,200
Total liabilities	14,201,420	13,769,290
Redeemable noncontrolling interests:
Preferred	52,256	144,060
Common	195,870	118,667
Total redeemable noncontrolling interests	248,126	262,727
Commitments and Contingencies (Note 19)	—	—
Equity:
Common stock: 11,000,000,000 shares authorized, $0.01 par value, 1,040,382,900 issued, 956,982,536 outstanding as of December 31, 2017, and 968,153,526 issued and 884,097,680 outstanding as of December 31, 2016	10,130	9,407
Preferred Stock:
500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016	242,042	242,042
Additional paid-in capital	11,845,532	11,417,597
Retained earnings (accumulated deficit)	(2,107,498)	(1,824,866)
Accumulated other comprehensive loss	(71,906)	(70,456)
Common stock in treasury, at cost, 55,969,390 shares as of December 31, 2017 and 56,596,651 shares as of December 31, 2016	(1,122,640)	(1,137,960)
Total stockholders' equity	8,795,660	8,635,764
Noncontrolling interests in consolidated real estate affiliates	55,379	33,583
Noncontrolling interests related to long-term incentive plan common units	49,369	31,382
Total equity	8,900,408	8,700,729
Total liabilities and equity	$23,349,954	$22,732,746
The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
Revenues:
Minimum rents	$1,455,039	$1,449,704	$1,481,614
Tenant recoveries	643,607	668,081	689,536
Overage rents	34,874	42,534	44,024
Management fees and other corporate revenues	105,144	95,814	86,595
Other	89,198	90,313	102,137
Total revenues	2,327,862	2,346,446	2,403,906
Expenses:
Real estate taxes	237,198	229,635	222,883
Property maintenance costs	49,784	55,027	60,040
Marketing	11,043	13,155	21,958
Other property operating costs	286,168	282,591	302,797
Provision for doubtful accounts	10,701	8,038	8,081
Provision for loan loss	—	29,615	—
Property management and other costs	145,251	138,602	161,556
General and administrative	56,133	55,745	50,405
Provision for impairment	—	73,039	8,604
Depreciation and amortization	693,327	660,746	643,689
Total expenses	1,489,605	1,546,193	1,480,013
Operating income	838,257	800,253	923,893
Interest and dividend income	61,566	59,960	49,254
Interest expense	(541,945)	(571,200)	(607,675)
(Loss) gain on foreign currency	(819)	14,087	(44,984)
Gains from changes in control of investment properties and other, net	79,056	722,904	634,367
Gain on extinguishment of debt	55,112	—	—
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates, discontinued operations and allocation to noncontrolling interests	491,227	1,026,004	954,855
Benefit from (provision for) income taxes	10,896	(901)	38,334
Equity in income of Unconsolidated Real Estate Affiliates	152,750	231,615	73,390
Unconsolidated Real Estate Affiliates - gain on investment	12,000	51,555	327,017
Net income	666,873	1,308,273	1,393,596
Allocation to noncontrolling interests	(9,539)	(19,906)	(19,035)
Net income attributable to GGP Inc.	657,334	1,288,367	1,374,561
Preferred Stock dividends	(15,936)	(15,935)	(15,937)
Net income attributable to common stockholders	$641,398	$1,272,432	$1,358,624
Earnings Per Share:
Basic	$0.72	$1.44	$1.54
Diluted	$0.68	$1.34	$1.43
Comprehensive Income, Net:
Net income	$666,873	$1,308,273	$1,393,596
Other comprehensive income (loss):
Foreign currency translation	(1,551)	14,319	(33,292)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	(11,978)	11,978
Net unrealized gains on other financial instruments	12	5	30
Other comprehensive (loss) income	(1,539)	2,346	(21,284)
Comprehensive income	665,334	1,310,619	1,372,312
Comprehensive income allocated to noncontrolling interests	(9,450)	(19,904)	(18,802)
Comprehensive income attributable to GGP Inc.	655,884	1,290,715	1,353,510
Preferred stock dividends	(15,936)	(15,935)	(15,937)
Comprehensive income, net, attributable to common stockholders	$639,948	$1,274,780	$1,337,573
The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long-Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2015	$9,409	$242,042	$11,351,625	$(2,822,740)	$(51,753)	$(1,122,664)	$79,601	$7,685,520

Net income				1,374,561			2,685	1,377,246
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(55,050)	(55,050)
Long Term Incentive Plan Common Unit grants, net (1,645,901 LTIP Units)							11,015	11,015
Restricted stock grants, net of forfeitures (216,640 common shares)	2		3,438					3,440
Employee stock purchase program (137,247 common shares)	1		3,249					3,250
Stock option exercise, net of forfeitures (1,432,250 common shares)	14		42,602					42,616
Cancellation of repurchased common shares (4,053,620 common shares)	(40)		(52,871)	(49,922)		102,833		—
Treasury stock purchases (4,324,489 common shares)						(109,570)		(109,570)
Cash dividends reinvested (DRIP) in stock (23,542 common shares)			487					487
Other comprehensive loss					(21,051)			(21,051)
Cash distributions declared ($0.71 per share)				(627,511)				(627,511)
Cash distributions on Preferred Stock				(15,937)				(15,937)
Fair value adjustment for noncontrolling interest in Operating Partnership			13,839					13,839

Balance at December 31, 2015	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long-Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2016	$9,386	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294

Net income				1,288,367			4,175	1,292,542
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(3,358)	(3,358)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates			(18,416)				(2,970)	(21,386)
Contributions to noncontrolling interest in consolidated Real Estate Affiliates							13,943	13,943
Long Term Incentive Plan Common Unit grants, net (61,358 LTIP Units)			104	(950)			14,924	14,078
Restricted stock grants, net (342,037 common shares)	3		3,317					3,320
Employee stock purchase program (126,825 common shares)	—		4,206					4,206
Stock option exercise, net of forfeitures (2,886,986 common shares)	31		58,374					58,405
Cancellation of repurchased common shares (1,260,490 common shares)	(15)		(19,846)	(17,805)		37,666		—
OP Unit Conversion to Common Stock (200,000 common shares)	2		5,425					5,427
Treasury stock purchases (1,887,751 common shares)						(46,225)		(46,225)
Cash dividends reinvested (DRIP) in stock (32,381 common shares)			889	(215)				674
Other comprehensive income					14,242			14,242
Amounts reclassified from Accumulated Other Comprehensive Income					(11,894)			(11,894)
Cash distributions declared ($1.06 per share)				(936,779)				(936,779)
Cash distributions on Preferred Stock				(15,935)				(15,935)
Fair value adjustment for noncontrolling interest in Operating Partnership			21,175					21,175

Balance at December 31, 2016	$9,407	$242,042	$11,417,597	$(1,824,866)	$(70,456)	$(1,137,960)	$64,965	$8,700,729

GGP INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long-Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2017	$9,407	$242,042	$11,417,597	$(1,824,866)	$(70,456)	$(1,137,960)	$64,965	$8,700,729
Cumulative effect of accounting change			2,342	(3,000)			658	—
Net income				657,334			2,842	660,176
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(5,597)	(5,597)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							10,795	10,795
Contributions received from noncontrolling interest in consolidated Real Estate Affiliates							15,258	15,258
Long Term Incentive Plan Common Unit grants, net (451,585 LTIP Units)							15,827	15,827
Restricted stock grants, net (787,484 common shares)	8		9,660					9,668
Employee stock purchase program (147,475 common shares)	1		3,520					3,521
Stock option exercise (690,969 common shares)	8		23,017					23,025
Cancellation of repurchased common shares (13,278,252 common shares)	(133)		(174,098)	(115,074)		289,305		—
Treasury stock purchases (12,650,991 common shares)						(273,985)		(273,985)
Cash dividends reinvested (DRIP) in stock (43,732 common shares)			1,019	(274)				745
Other comprehensive loss					(1,450)			(1,450)
Cash distributions declared ($0.88 per share)				(805,682)				(805,682)
Cash distributions on Preferred Stock				(15,936)				(15,936)
Exercise of Warrants (83,866,187 common shares)	839		550,357					551,196
Fair value adjustment for noncontrolling interest in Operating Partnership			12,118					12,118
Balance at December 31, 2017	$10,130	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408
The accompanying notes are an integral part of these consolidated financial statements.

GGP INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash Flows provided by Operating Activities:
Net income	$666,873	$1,308,273	$1,393,596
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(152,750)	(231,615)	(73,390)
Distributions received from Unconsolidated Real Estate Affiliates	237,956	120,674	87,138
Provision for doubtful accounts	10,701	8,038	8,081
Depreciation and amortization	693,327	660,746	643,689
Amortization/write-off of deferred finance costs	11,880	11,876	11,607
Accretion/write-off of debt market rate adjustments	(4,346)	(5,184)	13,171
Amortization of intangibles other than in-place leases	28,309	41,154	62,106
Straight-line rent amortization	(2,084)	(11,867)	(27,809)
Deferred income taxes	(15,532)	15,353	(42,136)
Gain on dispositions, net	(5,356)	(37,526)	(30,669)
Unconsolidated Real Estate Affiliates—gain on investment, net	(12,000)	(51,555)	(327,017)
Gains from changes in control of investment properties and other, net	(79,056)	(722,904)	(634,367)
Loss (gain) on extinguishment of debt	(55,112)	5,403	—
Provisions for impairment	—	73,039	8,604
Provisions for loan loss	—	29,615	—
(Gain) loss on foreign currency	819	(14,087)	44,984
Net changes:
Accounts and notes receivable, net	(6,103)	(37,489)	(30,116)
Prepaid expenses and other assets	(40,326)	(4,092)	(24,381)
Deferred expenses, net	(36,603)	(27,888)	(42,708)
Accounts payable and accrued expenses	13,777	(27,924)	(4,858)
Other, net	40,238	34,111	33,061
Net cash provided by operating activities	1,294,612	1,136,151	1,068,586
Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(230,754)	(577,845)	(384,270)
Development of real estate and property improvements	(662,762)	(547,447)	(694,621)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	166,867	82,800	145,461
Loans to joint venture and joint venture partners	(121,262)	(59,769)	(328,819)
Proceeds from repayment of loans to joint venture and joint venture partners	50,964	13,042	—
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	62,007	1,699,466	1,155,765
Contributions to Unconsolidated Real Estate Affiliates	(120,356)	(135,906)	(173,704)
Sale (acquisition) of marketable securities	—	46,408	(33,300)
Other, net	—	662	—
Net cash provided by (used in) investing activities	(855,296)	521,411	(313,488)
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	1,595,000	908,479	1,837,440
Principal payments on mortgages, notes and loans payable	(1,579,655)	(1,743,216)	(1,831,624)
Deferred finance costs	(3,133)	(13,771)	(7,095)
Treasury stock purchases	(273,985)	(34,021)	(109,570)
Proceeds from warrant exercises	551,196	—	—
Cash contributions from noncontrolling interests in consolidated real estate affiliates	15,258	—	—
Cash distributions paid to common stockholders	(1,020,018)	(680,712)	(610,554)
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(5,597)	(24,445)	(55,050)
Cash distributions reinvested (DRIP) in common stock	1,020	889	658
Cash distributions paid to preferred stockholders	(15,936)	(15,935)	(15,937)
Cash distributions and redemptions paid to holders of common units	(18,372)	(5,545)	(950)
Other, net	15,959	44,163	14,507
Net cash used in financing activities	(738,263)	(1,564,114)	(778,175)
Effect on foreign exchange rates on cash and cash equivalents	(819)	—	—
Net change in cash, cash equivalents and restricted cash	(299,766)	93,448	(23,077)
Cash, cash equivalents and restricted cash at beginning of year	531,705	438,257	461,334
Cash, cash equivalents and restricted cash at end of year	$231,939	$531,705	$438,257

GGP INC.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$548,833	$567,137	$602,495
Interest capitalized	11,085	5,257	12,752
Income taxes paid	14,957	4,150	14,286
Accrued capital expenditures included in accounts payable and accrued expenses	219,317	115,077	158,027
Sale of Ala Moana (Refer to Note 3)
Sale of Fashion Show (Refer to Note 3)
Acquisition of Riverchase Galleria (Refer to Note 3)
Acquisition of an additional interest in Miami Design District (Refer to Note 5)
Acquisition of 522 Fifth Avenue (Refer to Note 3)
Disposition of Lakeside (Refer to Note 3)
Issuance of note collateralized by Riverchase Galleria and Tysons Galleria anchor box (Refer to Note 14)
Acquisition and/or change of control at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue (Refer to Note 3)
Exercise of warrants (Note 8)
The accompanying notes are an integral part of these consolidated financial statements.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1     ORGANIZATION

GGP Inc. ("GGP" or the "Company"), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". In these notes, the terms "we", "us" and "our" refer to GGP and its subsidiaries.

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of December 31, 2017, we are the owner, either entirely or with joint venture partners of 125 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of December 31, 2017, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units as defined below) of the Operating Partnerships, while the remaining 1% was held by limited partners and certain previous contributors of properties to the Operating Partnerships or their predecessors.

GGPOP is the general partner of, and owns a 1.5% equity interest in GGPN and GGPLP. GGPOP has common units of limited partnership ("Common Units"), which are redeemable for cash or, at our option, shares of GGP common stock. It also has preferred units of limited partnership interest ("Preferred Units"), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (Note 10). GGPOP also has full value long-term incentive plan units and appreciation only long-term incentive plan units (collectively "LTIP Units"), which are redeemable for cash or, at our option, shares of GGP common stock (Note 12).

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

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of GGP, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the noncontrolling partner's share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner's ownership percentage) is included in noncontrolling interests in consolidated real estate affiliates as permanent equity of the Company. Intercompany balances and transactions have been eliminated. Noncontrolling interests are included on our Consolidated Balance Sheets related to the Common, Preferred, and LTIP Units of GGPOP and are presented either as redeemable noncontrolling interests or as noncontrolling interests in our permanent equity. Each of the Operating Partnerships and our consolidated joint ventures are variable interest entities as the limited partners do not have substantive kick-out rights or substantive participating rights. However, as the Company holds a majority voting interest in the Operating Partnerships and our consolidated joint ventures, it qualifies for the exemption from providing certain of the disclosure requirements associated with variable interest entities.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company NOI in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue, Company NOI, or combined assets. Company NOI excludes certain non-cash and non-comparable items such as straight-line rent, depreciation expense and intangible asset and liability amortization, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company’s operating properties are aggregated into a single reportable segment.

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
Reclassifications
In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company adopted this guidance on December 31, 2017, which changes our statements of cash flows and related disclosures for all periods presented.
The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash and cash equivalents	$164,604	$474,757	$356,895
Restricted cash	67,335	56,948	81,362
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$231,939	$531,705	$438,257

For the year ended December 31, 2016, restricted cash related to cash flows provided by operating activities of $3.3 million, restricted cash related to cash flows provided by investing activities of $28.6 million and restricted cash flows used in financing

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

activities of $0.9 million were reclassified. For the year ended on December 31, 2015, restricted cash related to cash flows provided by operating activities of $3.7 million, restricted cash related to cash flows used in investing activities of $0.7 million and restricted cash flows used in financing activities of $10.5 million were reclassified.

Acquisitions of Operating Properties (Note 3)

New guidance issued clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Therefore, acquisitions of properties are typically accounted for utilizing the historical cost of the property and, accordingly, the results of operations of acquired properties have been included in the results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, assumed debt liabilities and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases, and tenant relationships.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount
As of December 31, 2017
Tenant leases:
In-place value	$347,232	$(181,088)	$166,144
As of December 31, 2016
Tenant leases:
In-place value	$306,094	$(214,111)	$91,983

The above-market tenant leases and below-market ground leases are included in prepaid expenses and other assets (Note 15); the below-market tenant leases, above-market ground leases and above-market headquarters office lease are included in accounts payable and accrued expenses (Note 16) in our Consolidated Balance Sheets.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Amortization/accretion of all intangibles, including the intangibles in Note 15 and Note 16, had the following effects on our income from continuing operations:

	Year Ended December 31,
	2017	2016	2015
Amortization/accretion effect on continuing operations	$(74,802)	$(86,979)	$(137,462)

Future amortization/accretion of all intangibles, including the intangibles in Note 15 and Note 16 is estimated to decrease results from continuing operations as follows:

Year	Amount
2018	$46,536
2019	28,753
2020	19,925
2021	14,607
2022	13,220

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

To determine the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a VIE. A limited partnership or other similar entity is considered a VIE unless a simple majority of limited partners (excluding limited partners that are under common control with the general partner) have substantive kick-out rights or participating rights. Accounting guidance amended the following: (i) modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, (iii) affected the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provided a scope exception for certain entities. If an entity is determined to be a VIE, we determine which party is the primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, future cash flow projections, the entity's financing and capital structure, and contractual relationship and terms. The adoption of the consolidation guidance did not materially impact our consolidated financial statements.

Primary risks associated with our VIEs include the potential of funding the entities' debt obligations or making additional contributions to fund the entities' operations.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

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

	Year Ended December 31,
	2017	2016	2015
Amortization of straight-line rent	$2,084	$11,867	$27,809
Net amortization/accretion of above and below-market tenant leases	(23,963)	(33,639)	(55,062)
Lease termination income	29,081	16,021	13,786

The following is a summary of straight-line rent receivables, which are included in accounts receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	December 31, 2017	December 31, 2016
Straight-line rent receivables, net	$231,290	$226,226

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

Notes receivable are evaluated for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance through the provision for loan losses to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

We provide an allowance for doubtful accounts against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The following table summarizes the changes in allowance for doubtful accounts:

	2017	2016	2015
Balance as of January 1,	$17,883	$14,654	$15,621
Provision for doubtful accounts (1)	13,594	10,534	11,833
Write-offs	(12,020)	(7,305)	(12,800)
Balance as of December 31,	$19,457	$17,883	$14,654
_______________________________________________________________________________

(1)	Excludes recoveries of $2.9 million, $2.4 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Year Ended December 31,
	2017	2016	2015
Management fees from affiliates (1)	$97,136	$82,742	$86,595
Management fee expense	(38,166)	(33,049)	(30,723)
Net management fees from affiliates	$58,970	$49,693	$55,872
_______________________________________________________________________________

(1)
Excludes $8.0 million in corporate fees earned during the year ended December 31, 2017 and a $13.1 million gain recognized in management fees and other corporate revenues on the divestiture of our investment in Seritage Growth Properties during the year ended December 31, 2016.

Income Taxes (Note 7)

We expect to distribute 100% of our taxable capital gains and taxable ordinary income to stockholders annually. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and cannot correct such failure, we would not be allowed to deduct distributions to stockholders in computing our taxable income and federal income tax. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in our loss of REIT status. If we lose our REIT status, corporate level income tax would apply to our taxable income at regular corporate rates, or we may be subject to applicable alternative minimum tax. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for four subsequent taxable years.

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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

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

No provisions for impairment were recognized during the year ended December 31, 2017.

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
(Dollars in thousands, except share and per share amounts)

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

An impairment of $3.2 million related to our investments in Unconsolidated Real Estate Affiliates was recognized for the year ended December 31, 2015. This impairment charge related to one operating property and was recorded because the estimated fair value of the property, based on a bona-fide purchase offer, was less than the carrying value of the property. No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the years ended December 31, 2017 and 2016.

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

The impairment section above includes a discussion of all impairments recognized during the years ended December 31, 2017, 2016 and 2015, which were based on Level 2 and Level 3 inputs. Note 4 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 4 also includes a discussion of available-for-sale securities measured at fair value on a recurring basis using Level 1 inputs. Note 10 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion, including the uncommitted accordion feature, available under our credit facility is spread among a diversified group of investment grade financial institutions. We had no amounts outstanding under our credit facility as of December 31, 2017 and 2016.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Recently Issued Accounting Pronouncements

Effective January 1, 2018, companies are required to apply a five-step model in accounting for revenue. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the model effective January 1, 2018 using the modified retrospective approach for implementation. We have completed our analysis and evaluation of the impact that the adoption will have on the recognition of each of our sources of revenue. The adoption will result in a cumulative-effect adjustment to increase equity as of January 1, 2018 of approximately $1.90 million related to changes in the revenue recognition pattern of lease commissions earned by the Company from our joint ventures and the sale of condos in our Unconsolidated Real Estate Affiliates.

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

In October 2016, the FASB issued ASU 2016-06 which will change the current income tax accounting for intra-entity asset sales to be only for inventory. The company adopted this standard effective January 1, 2018. For those companies that did not recognize the income tax impact of a sale other than inventory before the adoption date, the new ASU shall be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of January 1, 2018. This will result in a cumulative-effect adjustment to decrease retained earnings by the unamortized balance of the $18.8 million prepaid asset established in December 2016.

In March 2016, the FASB issued ASU 2016-07 which eliminates the requirement for retrospective application of equity method accounting when an investment previously accounted for by another method initially qualifies for the equity method. The company adopted this standard effective January 1, 2017. The adoption of this standard did not materially impact the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 which simplifies the accounting for stock compensation related items such as income tax accounting, award classification, estimation of forfeitures, and cash flow presentation. The company adopted this standard effective January 1, 2017. The Company accounted for this compensation award adjustment by means of a cumulative-effect adjustment to equity as of January 1, 2017.
In June 2016, the FASB issued ASU 2016-13 which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU will be effective for the Company January 1, 2020 with early adoption permitted on January 1, 2019. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 which provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The ASU will be adopted using a retrospective transition approach. The Company early adopted this standard effective December 31, 2017. The adoption of this standard did not materially impact the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. This standard is effective

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted this guidance on December 31, 2017, which changes our statements of cash flows and related disclosures for all periods presented.

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

In February 2017, the FASB issued ASU 2017-05 which clarifies the accounting for the derecognition of nonfinancial assets by eliminating the exception in current GAAP for transfers of investments in real estate entities (including equity method investments). The amendments in this update provide guidance on the accounting of partial sales of nonfinancial assets and contributions of nonfinancial assets to a joint venture or other noncontrolling investee. Once this guidance is adopted, an entity would use the guidance in the new revenue recognition standard (discussed above) to determine whether it is transferring multiple, distinct assets and would recognize a gain or loss for each distinct asset transferred. When an entity transfers nonfinancial assets included in a subsidiary and retains or receives an equity interest, it first determines whether it has retained a controlling financial interest in the subsidiary. If so, the entity does not derecognize the assets and accounts for the sale of noncontrolling interest in the subsidiary under the consolidation guidance covering decreases in ownership which would result in recognizing a gain or loss. If an entity retains or receives a noncontrolling interest in the entity that owns the asset post-sale, that noncontrolling interest is considered noncash consideration and is included in the transaction price at its fair value. The retained noncontrolling interest is included at its fair value and results in an entity recognizing 100% of the gain on sale of the asset which differs from current applicable GAAP. Public entities should apply the amendments in this standard prospectively to annual periods beginning after December 15, 2017, including interim periods within those periods. The company adopted this standard and it will result in higher gains on the sale of partial real estate interests due to recognizing 100% of the gain on sale of the partial interest and recording the retained noncontrolling interest at fair value.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to allocating the purchase price of real estate acquisitions, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, provision for loan loss, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets, litigation related accruals and disclosures and fair value of debt. Actual results could differ from these and other estimates.

NOTE 3     ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On December 15, 2017, we closed on the sale of The Shops at Fallen Timbers in Maumee, Ohio for $21.0 million. The transaction resulted in a loss on sale of $0.3 million recognized in gain/loss from changes in control of investment properties and other for the year ended December 31, 2017.

On October 3, 2017, GGP acquired a 100% interest in 2 anchor boxes at Neshaminy Mall and Oakwood Center located in Bensalem, Pennsylvania and Gretna, Louisiana, respectively. The gross consideration of the 2 acquired anchor boxes was $21.4 million.

On September 19, 2017, GGP entered into three transactions with affiliates of Thor Equities (“Thor”) related to three separate joint ventures between GGP and Thor. First, GGP acquired 49.9% of its partner's interest in 218 West 57th Street based on a gross property valuation of $104.0 million. After the acquisition, GGP owned a 99.9% interest in 218 West 57th Street, while Thor retained a 0.1% interest. A portion of the net proceeds from the acquisition were used by Thor to pay off their $12.3 million note

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

receivable to GGP related to the property. Of the remaining net proceeds, $9.75 million was used by Thor to pay down a portion of their note receivable to GGP for 530 Fifth Avenue and $3.36 million was used to pay down a portion of their note receivable to GGP for 685 Fifth Avenue (Note 14).
Second, GGP recapitalized the 530 Fifth Avenue joint venture based on a gross property valuation of $334 million, whereby upon closing (i) Thor’s common interest having a value of $48.1 million was converted to a preferred equity interest with a 7.0% cumulative return in 530 Fifth Avenue, which serves as collateral for Thor's still-outstanding note receivable, and (ii) GGP owns a 90.23% common equity interest in 530 Fifth Avenue, while Thor retained a 9.77% common equity interest. The preferred return payable to Thor must first go toward interest and principal due to GGP under Thor’s note receivable for 530 Fifth Avenue (Note 14).
Finally, GGP also recapitalized the 685 Fifth Avenue joint venture based on a gross property valuation of $652.6 million, whereby upon closing (i) Thor’s common interest having a value of $150 million was converted to a preferred equity interest with a 7.0% cumulative return in 685 Fifth Avenue, which serves as collateral for Thor's still-outstanding note receivable, and (ii) GGP owns a 97.03% common equity interest in 685 Fifth Avenue, while Thor retained a 2.97% common equity interest. The preferred return payable to Thor must first go toward interest and principal due to GGP under Thor’s note receivable for 685 Fifth Avenue (Note 14). The recapitalization was effective on December 31, 2017, however, Thor executed a power of attorney on September 19, 2017 granting GGP the power to direct the management of the joint venture and the property.
GGP had previously accounted for our interest in these three joint ventures using the equity method of accounting (Note 2). As a result of the transactions described above, we now consolidate these joint ventures with our joint venture partner's share of equity included in noncontrolling interest (Note 2). In addition, the $48.1 million and $151.3 million notes receivable due from our joint venture partner at 530 Fifth Avenue and 685 Fifth Avenue, respectively, are presented on the balance sheet in noncontrolling interests in Consolidated Real Estate Affiliates. The notes receivable are presented as contra-equity amount offset with our joint venture partners' noncontrolling interest.

The table below summarizes the gain from changes in control calculation ($ in millions):

Gain from changes in control for 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue
Fair value of Investment in Unconsolidated Real Estate Affiliates as of change in control	$250.0
Less: carrying value of Investment in Unconsolidated Real Estate Affiliates	198.1
Gain from changes in control of investment properties and other, net	$51.9

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
_______________________________________________________________________________

(1)
530 Fifth Avenue includes $31.0 million of an intercompany loan between 530 Fifth Avenue and GGP. 218 W. 57th Street includes $53.0 million of an intercompany loan between 218 W. 57th Street and GGP. Both loans eliminate in consolidation.

(2)	530 Fifth Avenue includes a $9.4 million escrow for tenant allowances.

Capitalization rates and discount rates were based on a reasonable range of current market rates for 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue. Based upon these inputs, we determined that our valuations of the properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy (Note 2).

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Unobservable Quantitative Input	Range
Discount Rates	6.0% to 7.0%
Terminal capitalization rates	4.0% to 5.5%

On July 12, 2017, we closed on the acquisition of the remaining 50% interest in 8 of the 12 anchor boxes included in the existing GS Portfolio Holdings LLC ("GSPH") joint venture with Seritage Growth Properties for $190.1 million based on a total valuation of $380.2 million. We had previously owned a 50% interest in the joint venture and accounted for the joint venture using the equity method of accounting (Note 2), but as a result of the transaction we now consolidate our 100% interest in the 8 acquired anchor boxes. Of the total purchase price, $126.4 million was settled upon closing and Seritage retained certain special rights (governed by a Special Rights Agreement), which are callable by GGP for $63.7 million. Simultaneously, the 4 remaining anchor boxes in GSPH were distributed to a newly formed joint venture, GS Portfolio Holdings II, LLC ("GSPHII"), between GGP and Seritage in which the ownership interest remains at 50% for both joint venture partners. We account for GSPHII using the equity method of accounting (Note 2). In addition, GGPLP provided a loan to GSPHII for $127.4 million. This loan is collateralized by GSPHII's interest in the properties (Note 14). Finally, GGP acquired a 50% interest in 5 additional anchor boxes through a newly formed joint venture, GS Portfolio Holdings 2017 ("GSPH2017"), for $57.5 million. We account for this joint venture using the equity method of accounting (Note 2).

The table below summarizes the gain from changes in control calculation ($ in millions):

Gain from a Change of Control in GSPH
Consideration paid to acquire our joint venture partner's interest	$190.1
Less: carrying value of Investment in Unconsolidated Real Estate Affiliates	147.2
Gain from changes in control of investment properties and other, net	$42.9

On June 30, 2017, we conveyed Lakeside Mall to the lender in full satisfaction of $144.5 million in outstanding debt. This transaction resulted in a $55.1 million gain on extinguishment of debt.

On June 9, 2017, we closed on the acquisition of our joint venture partner's 50% interest in Neshaminy Mall located in Bensalem, Pennsylvania for a purchase price of $32.5 million based on a total valuation of $65.0 million. Post acquisition, we own 100% of the mall. Prior to the acquisition of the remaining interest, the carrying value for our investment was $55.2 million. As a result of this acquisition, the implied fair value of our previous investment in Neshaminy Mall is $34.2 million, resulting in a loss of $21.0 million, recognized in loss from changes in control of investment properties and other for the year ended December 31, 2017.

On May 12, 2017, we closed on the sale of Red Cliffs Mall in St. George, Utah for $39.1 million. The transaction netted proceeds of approximately $36.3 million and resulted in a gain on sale of $5.6 million recognized in gain from changes in control of investment properties and other for the year ended December 31, 2017.

On December 1, 2016, we entered into an agreement with a qualified intermediary to acquire 605 N. Michigan Avenue located in Chicago, Illinois. The Company loaned the qualified intermediary $140.0 million to acquire the property as replacement property in a reverse 1031 exchange pursuant to the applicable Internal Revenue Service policy. 605 N. Michigan Avenue was deemed to be a variable interest entity for which the Company was deemed to be the primary beneficiary as it has the ability to direct the activities of the entity that most significantly impact its economic performance and has all of the risks and rewards of ownership. Accordingly, the Company consolidated 605 N. Michigan Avenue as of December 31, 2016. The reverse 1031 exchange was closed out during the year ended December 31, 2017, and the sole membership interests of the VIE were assigned to us and the respective outstanding loan was extinguished, resulting in the entity being wholly owned by us and no long considered a VIE. The purchase price allocation was recorded in 2016 using a preliminary estimate of the net assets acquired. Certain amounts were reclassified according to the subsequent purchase price allocation recorded during 2017.

On November 1, 2016, Riverchase Galleria (located in Hoover, Alabama) redeemed the 50% interest of our joint venture partner for a gross purchase price of $143.5 million including the assumption of our joint venture partner's $110.3 million share of property level debt. Concurrently, the 50% interest was acquired by our joint venture through certain capital contributions. Our overall ownership in Riverchase Galleria was 75.5% as of December 31, 2016 and 86.3% as of December 31, 2017.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The table below summarizes the loss calculation ($ in millions):

Loss from a Change of Control in Riverchase Galleria
Cash paid to acquire our joint venture partner's interest	$33.8
Less: carrying value of investment in Riverchase Galleria	(78.0)
Losses from changes in control of investment properties	$(44.2)

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
_______________________________________________________________________________
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

On September 15, 2016, joint ventures we formed with Simon Property Group and Authentic Brands Group LLC ("ABG") acquired Aeropostale, Inc. ("Aeropostale") for $80.0 million in total cash which included cash for working capital requirements of the retail business. The intellectual property and brand related assets were assigned to the Aero IpCo, LLC venture ("IPCO") and the assets and liabilities necessary to run the stores were assigned to the Aero OpCo, LLC venture ("OPCO"). In connection with the transaction, our total investment was $20.4 million of cash contributed to the ventures for an effective ownership of approximately 26% in the two joint ventures. Aeropostale is a tenant at certain properties for which we receive rental income included in minimum rents on the Consolidated Statements of Operations and Comprehensive Income. On December 29, 2017, we sold approximately 54% of our interest in IPCO to ABG for a sales price of $16.6 million, which resulted in a gain of $12.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017. In addition, we invested $30.5 million in ABG units. The investment is considered a cost method investment and is included in investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

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

The table below summarizes the gain calculation ($ in millions):

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Cash received from joint venture partner	$830.5
Less: carrying value of previous investment in Fashion Show	(195.6)
Gain from change in control of investment property	$634.9

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
(Dollars in thousands, except share and per share amounts)

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

We account for the 62.5% interest in the joint venture that owns Ala Moana Center under the equity method of accounting (Note 5) because we share control over major decisions with the joint venture partners which resulted in the partners obtaining substantive participating rights. Prior to February 2015, Ala Moana Center was wholly owned by GGP and accounted for on a consolidated basis.

On January 29, 2015, we sold our 50% interest in a joint venture that owns Trails Village in Las Vegas, Nevada for $27.6 million. In connection with the sale, mortgage debt of $5.75 million was repaid. The transaction netted proceeds of approximately $22.0

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded during the year ended December 31, 2016. No impairment charges were recognized during the year ended December 31, 2017.

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$10,420,252	$10,467,262	$10,441,166	$10,832,272
Variable-rate debt	2,412,207	2,415,457	1,989,252	1,990,458
	$12,832,459	$12,882,719	$12,430,418	$12,822,730
_______________________________________________________________________________
(1)    Includes net $23.5 million of market rate adjustments and $30.3 million of deferred financing costs.
(2)    Includes net $27.8 million of market rate adjustments and $40.1 million of deferred financing costs.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of December 31, 2017 and 2016. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. treasury obligation interest rates and on the

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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
(Dollars in thousands, except share and per share amounts)

NOTE 5     UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for all of our real estate related Unconsolidated Real Estate Affiliates accounted for using the equity method and a reconciliation to our total investment in Unconsolidated Real Estate Affiliates. The reconciliation to our total investment in Unconsolidated Real Estate Affiliates is inclusive of investments accounted for using the cost method (Note 2).

	December 31, 2017	December 31, 2016
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$2,908,181	$2,664,736
Buildings and equipment	14,014,665	13,555,059
Less accumulated depreciation	(3,794,792)	(3,538,776)
Construction in progress	545,305	284,198
Net property and equipment	13,673,359	12,965,217
Investments in unconsolidated joint ventures	613,136	503,305
Net investment in real estate	14,286,495	13,468,522
Cash and cash equivalents	438,664	455,862
Accounts receivable, net	386,634	655,655
Notes receivable	15,058	8,912
Deferred expenses, net	339,327	321,095
Prepaid expenses and other assets	381,980	327,645
Total assets	$15,848,158	$15,237,691
Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$10,504,799	$10,476,935
Accounts payable, accrued expenses and other liabilities	1,115,549	595,570
Cumulative effect of foreign currency translation ("CFCT")	(38,013)	(50,851)
Owners' equity, excluding CFCT	4,265,823	4,216,037
Total liabilities and owners' equity	$15,848,158	$15,237,691
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$4,227,810	$4,165,186
Less: joint venture partners' equity	(2,413,822)	(2,095,166)
Plus: excess investment/basis differences	1,547,462	1,590,821
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	3,361,450	3,660,841
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	30,483	180,000
Elimination of consolidated real estate investment interest through joint venture	(52,305)	(27,500)
Retail investment, net	16,091	16,146
Investment in Unconsolidated Real Estate Affiliates, net	$3,355,719	$3,829,487

Reconciliation—Investment in Unconsolidated Real Estate Affiliates:
Asset—Investment in Unconsolidated Real Estate Affiliates	$3,377,112	$3,868,993
Liability—Investment in Unconsolidated Real Estate Affiliates	(21,393)	(39,506)
Investment in Unconsolidated Real Estate Affiliates, net	$3,355,719	$3,829,487
_______________________________________________________________________________

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

(1)	The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include Miami Design District as of December 31, 2017. Refer to the discussion below regarding Miami Design District.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$1,186,646	$1,106,691	$1,011,393
Tenant recoveries	489,307	473,357	443,905
Overage rents	36,377	39,298	38,282
Condominium sales	328,237	520,360	—
Other	70,497	52,511	52,027
Total revenues	2,111,064	2,192,217	1,545,607
Expenses:
Real estate taxes	140,944	124,355	129,593
Property maintenance costs	41,550	41,132	41,619
Marketing	21,338	22,368	19,348
Other property operating costs	230,930	214,071	214,417
Condominium cost of sales	239,528	379,401	—
Provision for doubtful accounts	6,416	13,665	5,427
Property management and other costs (2)	84,446	71,499	64,084
General and administrative	2,101	3,198	10,245
Depreciation and amortization	505,387	466,715	408,537
Total expenses	1,272,640	1,336,404	893,270
Operating income	838,424	855,813	652,337
Interest income	11,054	9,505	7,070
Interest expense	(465,242)	(318,628)	(395,114)
Provision for income taxes	(1,312)	(1,278)	(996)
Equity in loss of unconsolidated joint ventures	(23,553)	(45,057)	(28,513)
Income from continuing operations	359,371	500,355	234,784
Allocation to noncontrolling interests	(103)	(128)	(64)
Net income attributable to the ventures	$359,268	$500,227	$234,720
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$359,268	$500,227	$234,720
Joint venture partners' share of income	(162,469)	(235,544)	(112,582)
Elimination of loss from consolidated real estate investment with interest owned through joint venture	860	1,266	—
Gain (loss) on retail investment	(3,874)	4,264	—
Amortization of capital or basis differences (3)	(41,035)	(38,598)	(48,748)
Equity in income of Unconsolidated Real Estate Affiliates	$152,750	$231,615	$73,390
_______________________________________________________________________________

(1)
The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Ala Moana Center subsequent to the formation of the joint venture on February 27, 2015, income from Fashion Show subsequent to the formation of the joint venture on July 29, 2016 and income from Miami Design District subsequent to June 1, 2017.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

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

In accordance with GAAP, sales of condominiums have been recognized using the percentage of completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3) a substantial percentage of the condominiums are under firm contracts, (4) collection of the sales price is reasonably assured and (5) sales proceeds and costs can be reasonably estimated. The revenue from condominium sales is calculated based on the percentage of completion, as determined by the construction contract costs incurred to date in relation to the total estimated construction costs. As part of the new revenue recognition guidance (Note 2), revenues from the sales of condominiums will be recognized using the completed contract method as of January 1, 2018.

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

On June 1, 2017, we received an additional 7.3% of our joint venture partner's membership interests in Miami Design District in full satisfaction of two promissory notes for $57.6 million and $40.4 million, respectively, resulting in a total ownership of 22.3% (Note 14). We determined that we had significant influence over the investment subsequent to the acquisition of the additional interest, and therefore we changed our method of accounting for this joint venture from the cost method to the equity method (Note 2).

On September 19, 2017, we entered into three transactions with affiliates of Thor related to joint ventures between GGP and Thor at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue. Subsequent to the transactions, we changed our method of accounting for these three joint ventures from the equity method of accounting. We now consolidate the joint ventures with our joint venture partner's share of equity included in noncontrolling interest (Note 3).

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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest.

Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.1 billion as of December 31, 2017 and $5.4 billion as of December 31, 2016, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $85.2 million at one property as of December 31, 2017, and $86.5 million as of December 31, 2016. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of December 31, 2017, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6     MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	December 31, 2017 (1)	Weighted-Average Interest Rate (2)	December 31, 2016 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable (4)	$10,420,252	4.41%	$10,441,166	4.44%
Total fixed-rate debt	10,420,252	4.41%	10,441,166	4.44%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,418,628	3.39%	1,997,978	2.45%
Revolving credit facility (5)	(6,421)	—	(8,726)	—
Total variable-rate debt	2,412,207	3.39%	1,989,252	2.45%
Total Mortgages, notes and loans payable	$12,832,459	4.22%	$12,430,418	4.12%
Junior Subordinated Notes	$206,200	2.83%	$206,200	2.34%
_______________________________________________________________________________

(1)	Includes net $23.5 million of market rate adjustments and $30.3 million of deferred financing costs.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes net $27.8 million of market rate adjustments and $40.1 million of deferred financing costs.

(4)	$1.4 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of December 31, 2017, $18.1 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our consolidated mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized with other properties. Although a majority of the $12.8 billion of consolidated fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $811.7 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the year ended December 31, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. The property subsequently replaced a property that was sold during the year ended December 31, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 14 properties. In addition, we obtained a new consolidated mortgage note at one property for $325.0 million with an interest rate of 3.98%. Finally, as a result of the three transactions with Thor (Note 3), we now consolidate a total of $450.0 million consolidated mortgage notes with an interest rates of LIBOR plus 2.75% and LIBOR plus 3.25%. Finally, we refinanced a $190.0 million consolidated mortgage note with a $110.0 million consolidated mortgage note. Both notes had an interest rate of LIBOR plus 3.25%. Additional financing activity related to draws and repayments on the corporate revolver.

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

Corporate and Other Unsecured Loans

Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company’s leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of December 31, 2017. No amount was outstanding on the Facility as of December 31, 2017 and 2016.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $51.3 million as of December 31, 2017 and $57.8 million as of December 31, 2016. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2017.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 7     INCOME TAXES

We have elected to be taxed as a REIT under the Internal Revenue Code. We intend to maintain REIT status. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable ordinary income. In addition, the Company is required to meet certain asset and income tests.

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2014 through 2017 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2013 through 2017. We have one TRS that has extended the statute of limitations for the year ended December 31, 2013 until September 30, 2018 for purposes of reviewing a carryback claim.

The provision for (benefit from) income taxes for the years ended December 31, 2017, 2016, and 2015 are as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Current	$8,658	$804	$3,134
Deferred	(19,554)	97	(41,468)
Total	$(10,896)	$901	$(38,334)

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. The company has $81.6 million of state loss carryforwards that are currently scheduled to expire in subsequent years through 2037.

Each TRS and certain REIT entities subject to state income taxes are tax paying components for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Total deferred tax assets	$29,801	$22,090	$34,870
Valuation allowance	(8,740)	(15,147)	(15,127)
Net deferred tax assets	21,061	6,943	19,743
Total deferred tax liabilities	(2,428)	(3,843)	(1,289)
Net deferred tax assets (liabilities)	$18,633	$3,100	$18,454

Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that we do not reasonably expect to realize. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.

The tax effects of temporary differences and carryforwards included in the net deferred tax assets (liabilities) as of December 31, 2017, December 31, 2016 and December 31, 2015 are summarized as follows:

	December 31, 2017 (1)	December 31, 2016	December 31, 2015
Operating loss and tax credit carryforwards (2)	$47,577	$42,496	$18,541
Other TRS property, primarily differences in basis of assets and liabilities	(20,204)	(24,249)	15,040
Valuation allowance	(8,740)	(15,147)	(15,127)
Net deferred tax assets (liabilities)	$18,633	$3,100	$18,454
_______________________________________________________________________________

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

(1)	Due to the changes in the Tax Cuts and Jobs Act, the deferred tax assets and liabilities including the valuation allowances were revalued as of December 31, 2017 using the new corporate tax rate.

(2)	Includes solar and other tax credits of $33.6 million, $20.6 million and $4.1 million as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of December 31, 2017 and December 31, 2016. Uncertain tax positions of $6.1 million as of December 31, 2014, excluding interest, were recognized in 2015 upon the expiration of the statute of limitations.

NOTE 8     WARRANTS

As of December 31, 2016, Brookfield and certain parties who were previously members of a Brookfield investor consortium owned 73,930,000 warrants (the “Warrants”) to purchase common stock of GGP with an initial weighted average exercise price of $10.70. Each Warrant was fully vested upon issuance, had a term of seven years and expired on November 9, 2017. Below is a summary of Warrants that were originally issued.

Warrant Holder	Number of Warrants	Initial Exercise Price
Brookfield - A	57,500,000	$10.75
Brookfield - B	16,430,000	10.50
	73,930,000

The exercise prices of the Warrants were subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events. In accordance with the agreement, these calculations adjusted both the exercise price and the number of shares issuable for the originally issued 73,930,000 Warrants. During 2016 and 2017, the number of shares issuable upon exercise of the outstanding Warrants changed as follows:

		Exercise Price
Record Date	Issuable Shares	Brookfield - A	Brookfield - B
April 15, 2016	90,288,964	8.80	8.60
July 15, 2016	90,865,607	8.75	8.54
October 14, 2016	91,553,142	8.68	8.48
December 15, 2016	92,344,178	8.61	8.41
December 27, 2016	93,268,285	8.52	8.32
April 13, 2017	94,170,214	8.44	8.24
July 13, 2017	95,057,357	8.36	8.17
October 13, 2017	17,942,385	8.27	8.08

The warrant holders had the option for 57,500,000 Warrants to either full share settle (i.e. deliver cash for the exercise price of the Warrants) or net share settle at the option of the holder. The remaining 16,430,000 Warrants had to be net share settled. As of December 31, 2017, no Warrants remained outstanding.

During 2017, 83,866,187 shares of the Company's common stock were issued to Brookfield, Abu Dhabi Investment Authority and Future Fund Board of Guardians for exercised Warrants. As of December 31, 2017, no Warrants remained outstanding. Refer to the following paragraphs for details pertaining to each transaction.

On October 6, 2017, Brookfield exercised Warrants to purchase shares of our common stock, par value $0.01 per share, using a combination of the net share settlement method and the full physical settlement method. On October 6, 2017, the Warrants exercised by Brookfield were settled in accordance with the terms of the Warrant agreement. 55,296,573 shares of common stock were issued to Brookfield for an aggregate of $462.4 million in cash and 13,523,695 shares of common stock were issued to Brookfield under net share settlement at a price of $21.21 per share.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

On October 25, 2017, Abu Dhabi Investment Authority ("ADIA") exercised 5,549,327 warrants to purchase common stock, par value $0.01 per share, using the net share settlement method. On October 30, 2017, the Warrants exercised by ADIA were settled in accordance with the terms of the Warrant Agreement and 4,314,330 shares of common stock were issued to ADIA. The Company withheld 2,896,465 shares of common stock, valued at the closing price for the common stock on October 25, 2017 of $20.60, to satisfy the aggregate exercise price.

On November 2, 2017, The Northern Trust Company as custodian for the Future Fund Board of Guardians exercised 8,258,881 Warrants to purchase common stock, par value $0.01 per share, using the full share settlement method. On November 7, 2017, the Warrants exercised by Future Fund were settled in accordance with the terms of the Warrant Agreement and 10,731,589 shares of common stock were issued to Future Fund for an aggregate of $88.8 million in cash.

NOTE 9     RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties as of December 31, 2017 are as follows:

Year	Amount
2018	$1,290,268
2019	1,168,471
2020	1,053,017
2021	936,655
2022	810,624
Subsequent	2,651,658
$7,910,693

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

	Year Ended December 31,
	2017	2016	2015
Distributions to preferred Operating Partnership units	$(1,867)	$(8,680)	$(8,884)
Net income allocation to noncontrolling interests in operating partnership from continuing operations (common units)	(4,830)	(7,051)	(7,466)
Net income allocation to noncontrolling interests in operating partnership from continuing operations (LTIP units)	(1,502)	(2,920)	(2,524)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(1,340)	(1,255)	(161)
Allocation to noncontrolling interests	(9,539)	(19,906)	(19,035)
Other comprehensive loss (income) allocated to noncontrolling interests	89	2	233
Comprehensive income allocated to noncontrolling interests	$(9,450)	$(19,904)	$(18,802)

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

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

The redeemable Common and Preferred Units of GGPOP are recorded at the greater of the carrying amount adjusted for the noncontrolling interest's share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their redemption value (i.e. fair value) as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net income (loss) attributable to GGP Inc

The common redeemable noncontrolling interests have been recorded at fair value for all periods presented. One tranche of preferred redeemable noncontrolling interests has been recorded at fair value, while the other tranches of preferred redeemable noncontrolling interests have been recorded at carrying value.

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of December 31, 2017, the aggregate amount of cash we would have paid would have been $195.9 million and $52.3 million, respectively.

GGPOP issued Preferred Units that are, or were, convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Series D and Series E Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Convertible Preferred Units Outstanding as of December 31, 2017	Converted Basis to Common Units Outstanding as of December 31, 2017	Conversion Price	Redemption Value
Series B (1)	3.00000	10	—	$16.66670	486
Series D	1.50821	533	835	33.15188	26,637
Series E	1.29836	503	679	38.51000	25,133
					$52,256
_______________________________________________________________________________

(1)	As of July 10, 2017, the Series B preferred unit conversion option expired and now has a fixed cash liquidation value of $50 per unit.

The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2017, 2016, and 2015.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Balance at January 1, 2015	$299,296
Net income	7,466
Distributions	(4,258)
Redemption of operating partnership units	(805)
Other comprehensive income	(233)
Fair value adjustment for redeemable noncontrolling interests in Operating Partnership	(13,839)
Balance at December 31, 2015	$287,627
Balance at January 1, 2016	287,627
Net income	7,051
Distributions	(5,449)
Redemption of operating partnership units	(2,120)
Preferred Unit Redemption to Common Stock	(3,205)
Other comprehensive income	(2)
Fair value adjustment for redeemable noncontrolling interests in Operating Partnership	(21,175)
Balance at December 31, 2016	$262,727
Balance at January 1, 2017	$262,727
Net income	4,830
Distributions	(6,573)
Redemption of operating partnership units	(651)
Other comprehensive income	(89)
Fair value adjustment for redeemable noncontrolling interests in Operating Partnership	(12,118)
Balance at December 31, 2017	$248,126

Common Stock Dividend
Our Board of Directors declared common stock dividends during 2017 and 2016 as follows:

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
February 7	April 13, 2018	April 30, 2018	$0.22
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22
2016
December 13	December 27, 2016	January 27, 2017	$0.26
October 31	December 15, 2016	January 6, 2017	0.22
August 1	October 14, 2016	October 31, 2016	0.20
May 2	July 15, 2016	July 29, 2016	0.19
February 1	April 15, 2016	April 29, 2016	0.19

Distributions paid on our common stock and their tax status, as sent to our stockholders, is presented in the following table. The tax status of GGP distributions in 2017, 2016, and 2015 may not be indicative of future periods.

	Year Ended December 31,
	2017	2016	2015
Ordinary income	$0.861	$0.685	$0.752
Capital gain distributions	—	0.300	—
Distributions per share	$0.861	$0.985	$0.752

Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 43,732 shares were issued during the year ended December 31, 2017 and 32,381 shares were issued during the year ended December 31, 2016.

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

Our Board of Directors declared preferred stock dividends during 2017 and 2016 as follows:

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
February 7	March 15, 2018	April 2, 2018	$0.3984
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984
2016
October 31	December 15, 2016	January 3, 2017	$0.3984
August 1	September 15, 2016	October 3, 2016	0.3984
May 2	June 15, 2016	July 1, 2016	0.3984
February 1	March 15, 2016	April 1, 2016	0.3984

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 11     EARNINGS PER SHARE

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

Information related to our EPS calculations is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Numerators—Basic:
Net income	666,873	1,308,273	1,393,596
Preferred Stock dividend	(15,936)	(15,935)	(15,937)
Allocation to noncontrolling interests	(9,539)	(19,906)	(19,035)
Net income attributable to common stockholders	$641,398	$1,272,432	$1,358,624
Numerators—Diluted:
Net income attributable to common stockholders	$641,398	$1,272,432	$1,358,624
Diluted net income attributable to common stockholders	$641,398	$1,272,432	$1,358,624
Denominators:
Weighted-average number of common shares outstanding—basic	897,156	884,029	884,676
Effect of dilutive securities	50,403	68,304	66,386
Weighted-average number of common shares outstanding—diluted	947,559	952,333	951,062
Anti-dilutive Securities:
Effect of Preferred Units	1,514	5,209	5,415
Effect of Common Units	6,592	4,782	4,783
Effect of LTIP Units	1,836	1,767	1,609
	9,942	11,758	11,807

Options were dilutive for the years ended December 31, 2017, 2016 and 2015 and are included in the denominator of EPS. Warrants were dilutive for the years ended December 31, 2017, 2016 and 2015 and are included in the denominator of EPS.

Outstanding Common Units and LTIP Units have also been excluded from the diluted earnings per share calculation because including such units would also require that the share of GGPOP income attributable to such units be added back to net income therefore resulting in no effect on EPS. Outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Units dividend be added back to the net income, resulting in anti-dilution. During the year ended December 31, 2017, Brookfield, Abu Dhabi Investment Authority and Future Fund Board of Guardians exercised Warrants for 83,866,187 shares of common stock using both full and net share settlement.

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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2017 GGP repurchased 12,650,991 shares of its common stock for $273.7 million. As a result, these shares are presented as common stock in treasury, at cost on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

The following tables summarize stock option activity for the Equity Plan for GGP for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price (2)
Stock options Outstanding at January 1,	15,277,189	$17.90	18,162,700	$17.34	19,744,224	$17.18
Granted (1)	—	—	247,592	20.81	267,253	28.86
Exercised	(690,969)	18.00	(2,886,986)	14.45	(1,374,512)	16.54
Forfeited	(153,822)	22.47	(230,509)	19.94	(460,588)	19.78
Expired	(5,295)	28.86	(15,608)	17.73	(13,677)	17.17
Stock options Outstanding at December 31,	14,427,103	$17.84	15,277,189	$17.90	18,162,700	$17.34
_______________________________________________________________________________

(1)
Included in 2016 grants are 156,331 units related to additional grants required as a result of antidilution provisions triggered by our 2016 distribution of a special dividend declared on December 13, 2016 (Note 10).

(2)	Changes to prior year weighted average exercise price is due to adjustment of the strike price for the special dividend issued in 2016.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$8.00 - $12.00	1,010,350	2.83	$9.60	1,010,350	2.83	$9.60
$13.00 - $17.00	3,829,926	3.30	14.53	3,829,926	3.30	14.53
$18.00 - $23.00	9,339,190	5.16	19.82	8,490,390	5.17	19.89
$24.00 - $30.00	247,637	6.39	28.24	129,496	5.58	28.32
Total	14,427,103	4.53	$17.84	13,460,162	4.47	$17.68
Intrinsic value ($23.39) stock price as of December 31, 2017)	$80,022			$76,902

There were no stock options granted in 2017. The weighted-average fair value of stock options as of the grant date was $4.52 for stock options granted during the year ended December 31, 2016, excluding 156,331 of special dividend shares granted during 2016 as a result of antidilution provisions that were triggered by a special dividend distribution. The intrinsic value of stock options exercised during the year was $3.9 million, $42.1 million, and $22.9 million for the year ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Restricted Stock

Pursuant to the Equity Plan, GGP made restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms varied in that a portion of the shares vested either immediately or on the first anniversary and the remainder vested in the equal annual amounts over the next two to five years. Participating employees were required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that did not vest were forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest. The following table summarizes restricted stock activity for the respective grant year ended December 31, 2017, December 31, 2016 and December 31, 2015:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	453,596	$27.16	206,219	$29.16	104,142	$14.79
Granted	771,960	24.77	329,326	26.20	253,886	29.12
Vested	(174,806)	26.76	(71,570)	28.48	(114,563)	16.75
Forfeited	(68,221)	26.24	(10,379)	27.28	(37,246)	26.86
Nonvested restricted stock grants outstanding as of end of period	982,529	$25.42	453,596	$27.16	206,219	$29.16

The weighted average remaining contractual term of nonvested awards as of December 31, 2017 was 2.7 years. The fair value of shares vested during the year was $4.7 million, $2.0 million, and $3.0 million for the year ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes LTIP Unit activity for the Equity Plan for GGP for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value (2)
LTIP Units Outstanding at January 1,	3,775,802	$27.40	1,724,747	$29.32	—	$—
Granted (1)	122,547	25.40	2,089,917	25.84	1,758,396	29.32
Exercised	(92,880)	29.15	—	—	—	—
Forfeited	(25,565)	27.69	(38,862)	28.95	(33,649)	29.04
Expired	—	—	—	—	—	—
LTIP Units Outstanding at December 31,	3,779,904	$27.29	3,775,802	$27.40	1,724,747	$29.32
_______________________________________________________________________________

(1)
Included in 2016 grants are 19,064 units related to additional grants required as a result of antidilution provisions triggered by our 2016 distribution of a special dividend declared on December 13, 2016 (Note 10).

(2)         Changes to prior year weighted average grant date fair value is due to adjustment of the strike price for the special dividend issued in 2016.

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

The following table summarizes performance restricted stock and LTIP Unit activity for the respective grant years ended December 31, 2017 and December 31, 2016:

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested performance grants outstanding as of beginning of period	593,200	26.07	—	—
Granted	554,264	25.11	593,200	26.07
Vested	—	—	—	—
Canceled	(72,869)	25.82	—	—
Nonvested performance grants outstanding as of end of period	1,074,595	25.59	593,200	26.07

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Other Required Disclosures

Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, restricted stock, and LTIP Units and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated values of options granted were based on the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate (*)	2.45%	1.52%	1.75%
Dividend yield (*)	3.47%	3.07%	2.33%
Expected volatility	40.00%	25.00%	25.00%
Expected life (in years)	6.25	6.25	6.25
_______________________________________________________________________________
(*)    Weighted average

Compensation expense related to stock-based compensation plans is summarized in the following table:

	Year Ended December 31,
	2017	2016	2015
Stock options—Property management and other costs	$3,366	$5,833	$7,103
Stock options—General and administrative	7,732	10,448	11,006
Restricted stock—Property management and other costs	5,787	2,860	2,853
Restricted stock—General and administrative	3,357	635	603
LTIP Units - Property management and other costs	1,366	1,346	1,046
LTIP Units - General and administrative	18,621	14,804	10,002
Total	$40,229	$35,926	$32,613

Unrecognized compensation expense as of December 31, 2017 is as follows:

Year	Amount
2018	$25,369
2019	16,756
2020	5,268
2021	419
$47,812
These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates which differ from estimated forfeitures.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 13     ACCOUNTS RECEIVABLE

The following table summarizes the significant components of accounts receivable, net.

	December 31, 2017	December 31, 2016
Trade receivables	$109,968	$107,107
Short-term tenant receivables	4,776	1,414
Straight-line rent receivable	233,630	227,859
Other accounts receivable	5,165	3,699
Total accounts receivable	353,539	340,079
Provision for doubtful accounts	(19,458)	(17,883)
Total accounts receivable, net	$334,081	$322,196

NOTE 14     NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	December 31, 2017	December 31, 2016
Notes receivable	404,129	665,289
Accrued interest	13,429	13,207
Total notes receivable	417,558	678,496

As a result of the transactions described in Note 3, 530 Fifth Avenue and 685 Fifth Avenue are now consolidated. Therefore, the $151.3 million and $48.1 million notes receivable due from our joint venture partner related to the properties at 685 Fifth Avenue and 530 Fifth Avenue, respectively, are presented in the balance sheet as a component of noncontrolling interests in consolidated real estate affiliates. Additionally, the $53.0 million mezzanine loan provided to the 218 W. 57th Street joint venture is eliminated as part of the consolidation of the properties. These amounts appear to reduce the notes receivable balance as of December 31, 2017.

On July 12, 2017, we entered into a promissory note with our joint venture GS Portfolio Holdings II, LLC ("GSPHII"), in which we lent GSPHII $127.4 million that bears interest at 6.6% per annum from July 12, 2017 to December 31, 2017, and 6.3% from January 1, 2018 to December 31, 2018. Interest payments occur a month in arrears, commencing on the first day of the second calendar month with a final payment on the maturity date. The note is collateralized by GSPHII's interest in four anchor boxes (Note 3).

On May 23, 2017, we entered into a promissory note with our joint venture partner, Bayside Equities, LLC ("Bayside Equities"), a subsidiary of AHC, in which we lent Bayside Equities $19.1 million that bears interest at 12.2% per annum. The note is collateralized by Bayside Equities' economic interest in Riverchase Galleria and the Tysons Galleria anchor box.

On July 29, 2016, we settled a note receivable in the net amount of $78.9 million issued to Rique Empreendimentos e Participacoes Ltda. ("Rique") in exchange for approximately 18.3 million shares in Aliansce Shopping Centers, S.A. ("Aliansce"), resulting in an 11.3% ownership in Aliansce. On September 29, 2016, we sold the 18.3 million shares in Aliansce to the Canada Pension Plan Investment Board for a sales price of $84.9 million. The note receivable was issued in conjunction with our sale of Aliansce to Rique and Canada Pension Plan Investment Board on September 30, 2013. The note receivable was denominated in Brazilian Reais, bore interest at an effective interest rate of approximately 14%, was collateralized by shares of common stock in Aliansce, and required annual principal and interest payments over the term. During the year ended 2016, we determined, based on current information and events, that it was probable that we would be unable to collect all amounts due according to the contractual terms of the receivable. As the note receivable was a collateral dependent loan, we estimated the provision for loss based on the fair value of the market price of the Aliansce shares which served as the collateral for the loan. We recognized a $29.6 million loss on the note recorded in the provision for loan loss on the Consolidated Statements of Operations and Comprehensive Income based

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

on the value of the collateral and included accrued interest of $7.5 million in the provision for loan loss. We recognized the impact of changes in the exchange rate on the note receivable as gain or loss on foreign currency in our Consolidated Statements of Operations and Comprehensive Income.

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

Notes receivable includes $204.3 million of notes receivable from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million to our joint venture partner in the retail portion and bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 8.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of December 31, 2017, there was $157.8 million and $80.0 million outstanding on these loans, respectively.

NOTE 15    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	December 31, 2017			December 31, 2016
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$411,789	$(313,228)	$98,561	$512,802	$(368,900)	$143,902
Below-market ground leases, net	118,994	(14,870)	104,124	118,994	(12,788)	106,206
Real estate tax stabilization agreement, net	111,506	(45,081)	66,425	111,506	(38,769)	72,737
Total intangible assets	$642,289	$(373,179)	$269,110	$743,302	$(420,457)	$322,845
Remaining prepaid expenses and other assets:
Restricted cash			67,335			56,948
Security and escrow deposits			2,308			2,107
Prepaid expenses			54,987			46,709
Other non-tenant receivables			31,265			34,677
Deferred tax, net of valuation allowances			21,061			6,943
Other			69,790			36,292
Total remaining prepaid expenses and other assets			246,746			183,676
Total prepaid expenses and other assets			$515,856			$506,521

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 16     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31, 2017			December 31, 2016
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	$348,984	$(162,228)	$186,756	$267,048	$(172,210)	$94,838
Above-market headquarters office leases, net	4,342	(3,860)	482	15,268	(10,346)	4,922
Above-market ground leases, net	9,880	(2,648)	7,232	9,127	(2,258)	6,869
Total intangible liabilities	$363,206	$(168,736)	$194,470	$291,443	$(184,814)	$106,629
Remaining accounts payable and accrued expenses:
Accrued interest			43,874			47,821
Accounts payable and accrued expenses			77,405			87,485
Accrued real estate taxes			78,213			87,313
Deferred gains/income			90,379			91,720
Accrued payroll and other employee liabilities			54,520			57,721
Construction payable			221,172			115,077
Tenant and other deposits			32,106			15,061
Insurance reserve liability			12,035			14,184
Capital lease obligations			5,385			5,386
Conditional asset retirement obligation liability			6,149			5,327
Other (1)			103,724			21,638
Total remaining accounts payable and accrued expenses			724,962			548,733
Total accounts payable and accrued expenses			$919,432			$655,362
_______________________________________________________________________________

(1)	December 31, 2017 includes special rights related to Seritage (Note 3).

NOTE 17     ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Net unrealized gains on financial instruments	$116	$104
Foreign currency translation	(72,022)	(70,560)
Accumulated other comprehensive loss	$(71,906)	$(70,456)

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

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

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

	Year Ended December 31,
	2017	2016	2015
Contractual rent expense, including participation rent	$8,561	$8,589	$8,546
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	6,304	6,278	6,183

See Note 7 and Note 18 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

The following table summarizes the contractual maturities of our long-term commitments. Long-term debt and ground leases include the related acquisition accounting fair value adjustments:

	2018	2019	2020	2021	2022	Subsequent/ Other	Total
Mortgages, notes and loans payable	$497,142	$1,397,736	$1,647,378	$2,942,490	$1,399,241	$4,948,472	$12,832,459
Retained debt-principal	1,817	1,919	81,466	—	—	—	85,202
Purchase obligations	227,923	—	—	—	—	—	227,923
Ground lease payments	6,698	6,790	6,972	7,025	7,036	234,312	268,833
Junior Subordinated Notes (1)	—	—	—	—	—	206,200	206,200
Total	$733,580	$1,406,445	$1,735,816	$2,949,515	$1,406,277	$5,388,984	$13,620,617
_______________________________________________________________________________

(1)
The $206.2 million of Junior Subordinated Notes are due in 2036, but may be redeemed any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2022.

NOTE 20     SUBSEQUENT EVENTS

Subsequent to December 31, 2017, no events occurred that require recognition or disclosure in the consolidated financial statements, except as recognized or disclosed previously.

GGP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 21     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly data for the year ended December 31, 2017 and 2016 is summarized in the table below. In Q1 2016, Q2 2016 and Q3 2016 they include the impact of provisions for impairment (Note 2). In each quarter of 2016, Q2 2017, Q3 2017 and Q4 2017, the adjustments include gains from changes in control of investment properties in continuing operations. In each quarter of 2016 and Q4 2017, the adjustments include gains on investment in Unconsolidated Real Estate Affiliates (Note 3).

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$566,332	$555,796	$578,357	$627,375
Operating income	192,869	182,793	218,306	244,291
Income from continuing operations	110,369	128,318	226,272	201,914
Net income attributable to common stockholders	103,176	121,879	218,729	197,614

Basic Earnings Per Share	0.12	0.14	0.25	0.21
Diluted Earnings Per Share	0.11	0.13	0.23	0.21
Dividends declared per share	0.22	0.22	0.22	0.22

Weighted-average shares outstanding:
Basic	884,505	882,255	878,663	942,766
Diluted	949,516	945,325	940,184	954,947

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$607,032	$574,586	$554,493	$610,335
Operating income	173,980	216,035	153,417	256,818
Income from continuing operations	195,337	189,901	681,748	241,284
Net income attributable to common stockholders	187,796	181,962	670,194	232,476

Basic Earnings Per Share	0.21	0.21	0.76	0.26
Diluted Earnings Per Share	0.20	0.19	0.70	0.24
Dividends declared per share	0.19	0.19	0.20	0.48

Weighted-average shares outstanding:
Basic	882,673	883,381	885,092	884,948
Diluted	950,154	952,290	955,856	950,301

GGP INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(Dollars in thousands)

			Acquisition Cost (b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (c)
Name of Center	Location	Encumbrances (a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
200 LaFayette	New York, NY	33,000	29,750	90,674	(9,678)	(60,874)	20,072	29,800	49,872	3,934	April, 2015	(d)
218 W 57th Street	New York, NY	53,000	66,978	37,022	—	37	66,978	37,059	104,037	203	September, 2017	(d)
530 5th Avenue	New York, NY	132,122	289,494	99,481	—	5,972	289,494	105,453	394,947	1,645	September, 2017	(d)
605 North Michigan Avenue	Chicago, IL	—	50,980	90,634	—	—	50,980	90,634	141,614	3,371	December, 2016	(d)
685 Fifth Avenue	New York, NY	340,000	549,756	117,780	—	725	549,756	118,505	668,261	1,837	September, 2017	(d)
830 North Michigan Avenue	Chicago, IL	84,841	33,200	123,553	15,298	9,071	48,498	132,624	181,122	16,488	October, 2013	(d)
Apache Mall	Rochester, MN	—	17,738	116,663	8,043	15,767	25,781	132,430	158,211	30,638	November, 2010	(d)
Augusta Mall	Augusta, GA	169,795	25,450	137,376	—	9,086	25,450	146,462	171,912	36,525	November, 2010	(d)
Baybrook Mall	Friendswood, TX	250,214	76,527	288,241	(1,091)	9,066	75,436	297,307	372,743	57,441	November, 2010	(d)
Beachwood Place	Beachwood, OH	216,640	59,156	196,205	7,354	46,789	66,510	242,994	309,504	40,055	November, 2010	(d)
Bellis Fair	Bellingham, WA	84,902	14,122	102,033	—	29,042	14,122	131,075	145,197	27,406	November, 2010	(d)
Boise Towne Square	Boise, ID	143,816	44,182	163,118	—	10,037	44,182	173,155	217,337	35,880	November, 2010	(d)
Brass Mill Center	Waterbury, CT	65,840	31,496	99,107	—	15,877	31,496	114,984	146,480	27,644	November, 2010	(d)
Coastland Center	Naples, FL	116,732	24,470	166,038	—	3,084	24,470	169,122	193,592	32,254	November, 2010	(d)
Columbia Mall	Columbia, MO	—	7,943	107,969	(154)	23	7,789	107,992	115,781	19,609	November, 2010	(d)
Columbiana Centre	Columbia, SC	123,115	22,178	125,061	—	6,447	22,178	131,508	153,686	25,625	November, 2010	(d)
Coral Ridge Mall	Coralville, IA	108,948	20,178	134,515	2,219	22,805	22,397	157,320	179,717	29,785	November, 2010	(d)
Coronado Center	Albuquerque, NM	185,515	28,312	153,526	9,328	91,706	37,640	245,232	282,872	42,879	November, 2010	(d)
Crossroads Center	St. Cloud, MN	96,749	15,499	103,077	—	7,201	15,499	110,278	125,777	21,625	November, 2010	(d)
Cumberland Mall	Atlanta, GA	159,805	36,913	138,795	(309)	17,625	36,604	156,420	193,024	34,067	November, 2010	(d)
Deerbrook Mall	Humble, TX	137,830	36,761	133,448	—	17,900	36,761	151,348	188,109	28,284	November, 2010	(d)
Eastridge Mall	Casper, WY	42,822	5,484	36,756	—	9,181	5,484	45,937	51,421	15,749	November, 2010	(d)
Fashion Place	Murray, UT	226,441	24,068	232,456	2,079	70,863	26,147	303,319	329,466	53,164	November, 2010	(d)
Four Seasons Town Centre	Greensboro, NC	30,892	17,259	126,570	—	11,611	17,259	138,181	155,440	41,139	November, 2010	(d)
Fox River Mall	Appleton, WI	168,731	42,259	217,932	(103)	3,194	42,156	221,126	263,282	41,092	November, 2010	(d)
Glenbrook Square	Fort Wayne, IN	161,539	30,965	147,002	2,302	17,351	33,267	164,353	197,620	32,244	November, 2010	(d)
Governor's Square	Tallahassee, FL	67,942	18,289	123,088	—	10,410	18,289	133,498	151,787	41,046	November, 2010	(d)
Grand Teton Mall	Idaho Falls, ID	44,963	13,066	59,658	(1,073)	(3,896)	11,993	55,762	67,755	12,256	November, 2010	(d)
Greenwood Mall	Bowling Green, KY	62,469	12,459	85,370	1,417	6,091	13,876	91,461	105,337	23,144	November, 2010	(d)
Hulen Mall	Fort Worth, TX	120,504	8,665	112,252	—	25,842	8,665	138,094	146,759	25,684	November, 2010	(d)
Jordan Creek Town Center	West Des Moines, IA	205,145	54,663	262,608	6,042	11,432	60,705	274,040	334,745	50,738	November, 2010	(d)
Lynnhaven Mall	Virginia Beach, VA	234,721	54,628	219,013	(90)	57,196	54,538	276,209	330,747	54,978	November, 2010	(d)
Mall of Louisiana	Baton Rouge, LA	323,854	88,742	319,097	(141)	7,123	88,601	326,220	414,821	61,212	November, 2010	(d)

			Acquisition Cost (b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (c)
Name of Center	Location	Encumbrances (a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Mall St. Matthews	Louisville, KY	180,439	42,014	155,809	(6,522)	17,077	35,492	172,886	208,378	34,333	November, 2010	(d)
Market Place Shopping Center	Champaign, IL	113,171	21,611	111,515	—	26,529	21,611	138,044	159,655	28,243	November, 2010	(d)
Mayfair Mall	Wauwatosa, WI	344,185	84,473	352,140	(1,950)	44,179	82,523	396,319	478,842	70,432	November, 2010	(d)
Meadows Mall	Las Vegas, NV	146,186	30,275	136,846	—	2,247	30,275	139,093	169,368	26,020	November, 2010	(d)
Mondawmin Mall	Baltimore, MD	84,324	19,707	63,348	—	22,397	19,707	85,745	105,452	20,448	November, 2010	(d)
Neshaminy Mall	Bensalem, PA	411	11,615	48,224	4,401	13,943	16,016	62,167	78,183	3,784	June, 2017	(d)
North Point Mall	San Antonio, TX	249,669	57,900	228,517	—	7,020	57,900	235,537	293,437	49,746	November, 2010	(d)
North Star Mall	Northridge, CA	305,450	91,135	392,422	—	14,271	91,135	406,693	497,828	74,162	November, 2010	(d)
Northridge Fashion Center	Alpharetta, GA	224,145	66,774	238,023	—	34,037	66,774	272,060	338,834	51,471	November, 2010	(d)
NorthTown Mall	Spokane, WA	85,645	12,310	108,857	—	30,269	12,310	139,126	151,436	26,086	November, 2010	(d)
Oak View Mall	Omaha, NE	76,106	20,390	107,216	—	(74)	20,390	107,142	127,532	18,952	November, 2010	(d)
Oakwood Center	Gretna, LA	85,911	21,105	74,228	4,309	28,833	25,414	103,061	128,475	23,124	November, 2010	(d)
Oakwood Mall	Eau Claire, WI	70,229	13,786	92,114	204	5,538	13,990	97,652	111,642	20,261	November, 2010	(d)
Oglethorpe Mall	Savannah, GA	149,808	27,075	157,100	—	1,722	27,075	158,822	185,897	28,755	November, 2010	(d)
Oxmoor Center	Louisville, KY	85,548	—	117,814	—	13,953	—	131,767	131,767	25,956	November, 2010	(d)
Paramus Park	Paramus, NJ	119,570	31,320	102,054	5,563	48,532	36,883	150,586	187,469	24,504	November, 2010	(d)
Park City Center	Lancaster, PA	177,419	42,451	195,409	—	4,553	42,451	199,962	242,413	34,943	November, 2010	(d)
Park Place	Tucson, AZ	179,268	61,907	236,019	—	7,893	61,907	243,912	305,819	44,985	November, 2010	(d)
Peachtree Mall	Columbus, GA	77,102	13,855	92,143	942	8,056	14,797	100,199	114,996	19,132	November, 2010	(d)
Pecanland Mall	Monroe, LA	85,354	12,943	73,231	—	11,423	12,943	84,654	97,597	19,541	November, 2010	(d)
Pembroke Lakes Mall	Pembroke Pines, FL	259,223	64,883	254,910	—	29,598	64,883	284,508	349,391	46,153	November, 2010	(d)
Pioneer Place	Portland, OR	125,792	21,462	97,096	(3,890)	107,793	17,572	204,889	222,461	37,024	November, 2010	(d)
Prince Kuhio Plaza	Hilo, HI	41,263	—	52,373	—	13,454	—	65,827	65,827	20,583	November, 2010	(d)
Providence Place	Providence, RI	377,584	—	400,893	—	65,094	—	465,987	465,987	79,104	November, 2010	(d)
Quail Springs Mall	Oklahoma City, OK	67,120	40,523	149,571	(579)	7,203	39,944	156,774	196,718	26,505	June, 2013	(d)
Ridgedale Center	Minnetonka, MN	—	39,495	151,090	3,183	116,722	42,678	267,812	310,490	40,695	November, 2010	(d)
Riverchase Galleria	Birmingham, AL	160,997	53,423	271,508	(35,125)	(9,449)	18,298	262,059	280,357	14,465	November, 2016	(d)
River Hills Mall	Mankato, MN	70,270	16,207	85,608	—	9,816	16,207	95,424	111,631	17,886	November, 2010	(d)
Rivertown Crossings	Grandville, MI	152,432	47,790	181,770	(504)	11,072	47,286	192,842	240,128	36,788	November, 2010	(d)
Sooner Mall	Norman, OK	71,135	9,902	69,570	—	2,467	9,902	72,037	81,939	14,770	November, 2010	(d)
Southwest Plaza	Littleton, CO	114,337	19,024	203,044	(16)	(12,494)	19,008	190,550	209,558	45,416	November, 2010	(d)
Spokane Valley Mall	Spokane, WA	56,914	16,817	100,209	—	(7,979)	16,817	92,230	109,047	21,580	November, 2010	(d)
Staten Island Mall	Staten Island, NY	246,491	102,227	375,612	11,118	57,492	113,345	433,104	546,449	68,158	November, 2010	(d)
Stonestown Galleria	San Francisco, CA	179,824	65,962	203,043	(1,686)	35,447	64,276	238,490	302,766	38,194	November, 2010	(d)
The Crossroads	Portage, MI	93,080	20,261	95,463	1,110	4,054	21,371	99,517	120,888	17,113	November, 2010	(d)
The Gallery at Harborplace	Baltimore, MD	75,969	15,930	112,117	—	10,722	15,930	122,839	138,769	30,112	November, 2010	(d)
The Maine Mall	South Portland, ME	234,696	36,205	238,067	(1,909)	4,465	34,296	242,532	276,828	44,237	November, 2010	(d)
The Mall in Columbia	Columbia, MD	334,855	124,540	479,171	4,124	64,919	128,664	544,090	672,754	93,446	November, 2010	(d)
The Oaks Mall	Gainesville, FL	126,651	21,954	173,353	—	(1,970)	21,954	171,383	193,337	28,476	April, 2012	(d)

			Acquisition Cost (b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (c)
Name of Center	Location	Encumbrances (a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
The Parks at Arlington	Arlington, TX	247,673	19,807	299,708	49	21,070	19,856	320,778	340,634	63,193	November, 2010	(d)
The Shoppes at Buckland	Manchester, CT	118,177	35,180	146,474	(280)	6,603	34,900	153,077	187,977	27,258	November, 2010	(d)
The Shops at La Cantera	San Antonio, TX	349,345	80,016	350,737	—	29,556	80,016	380,293	460,309	79,393	November, 2010	(d)
The Streets at SouthPoint	Durham, NC	243,404	66,045	242,189	(74)	1,095	65,971	243,284	309,255	47,421	November, 2010	(d)
The Woodlands Mall	The Woodlands, TX	240,081	84,889	349,315	2,315	42,189	87,204	391,504	478,708	71,737	November, 2010	(d)
Town East Mall	Mesquite, TX	160,006	9,928	168,555	—	9,151	9,928	177,706	187,634	34,077	November, 2010	(d)
Tucson Mall	Tucson, AZ	245,618	2,071	193,815	—	80,778	2,071	274,593	276,664	49,772	November, 2010	(d)
Tysons Galleria	McLean, VA	299,806	90,317	351,005	(105)	37,241	90,212	388,246	478,458	62,936	November, 2010	(d)
Valley Plaza Mall	Bakersfield, CA	239,819	38,964	211,930	6,763	41,186	45,727	253,116	298,843	40,218	November, 2010	(d)
Visalia Mall	Visalia, CA	73,955	11,912	80,185	—	2,889	11,912	83,074	94,986	15,354	November, 2010	(d)
Westlake Center	Seattle, WA	45,975	19,055	129,295	(14,819)	(63,840)	4,236	65,455	69,691	13,465	November, 2010	(d)
Westroads Mall	Omaha, NE	143,100	32,776	184,253	—	36,445	32,776	220,698	253,474	42,263	April, 2012	(d)
White Marsh Mall	Baltimore, MD	189,811	43,880	177,194	4,125	11,818	48,005	189,012	237,017	33,333	November, 2010	(d)
Willowbrook	Wayne, NJ	359,482	110,660	419,822	—	28,234	110,660	448,056	558,716	84,369	November, 2010	(d)
Woodbridge Center	Woodbridge, NJ	247,093	67,825	242,744	—	38,783	67,825	281,527	349,352	88,049	November, 2010	(d)
Construction in progress and other (e)		13,854	21,448	61,894	6,030	720,299	27,478	782,196	809,674	100,419	Various	(d)

	Total	$13,038,659	$3,985,654	$15,052,730	$28,220	$2,378,105	$4,013,874	$17,430,838	$21,444,712	$3,188,481
_______________________________________________________________________________
(a)    See description of mortgages, notes and other loans payable in Note 6 of Notes to Consolidated Financial Statements. Includes $1.4 billion cross-collateralized loan.
(b)    Acquisition for individual properties represents historical cost at the end of the month acquired.
(c)    The aggregate cost of land, buildings and improvements of consolidated properties for federal income tax purposes is approximately $15.9 billion.
(d)    Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term

(e)    Other retail properties.

GGP INC.
NOTES TO SCHEDULE III
(Dollars in thousands)

Reconciliation of Real Estate

	2017	2016	2015
(In thousands)
Balance at beginning of period	$19,409,217	$20,285,046	$22,977,310
Additions	2,428,887	958,651	765,960
Impairments	—	(130,619)	—
Dispositions, transfers and write-offs	(393,392)	(1,703,861)	(3,458,224)
Balance at end of period	$21,444,712	$19,409,217	$20,285,046

Reconciliation of Accumulated Depreciation

	2017	2016	2015
(In thousands)
Balance at beginning of period	$2,737,286	$2,452,127	$2,280,845
Depreciation expense	644,148	620,540	607,192
Dispositions, transfers and write-offs	(192,953)	(335,381)	(435,910)
Balance at end of period	$3,188,481	$2,737,286	$2,452,127

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
2*	Third Amended Plan of Reorganization as filed with the United States Bankruptcy Court for the Southern District of New York on October 21, 2010	8-K	2.1	10/27/2010	001-11656

3.1	Second Amended and Restated Certificate of Incorporation of GGP Inc., dated May 17, 2017	8-K	3.1	5/17/2017	001-34948

3.2	Fourth Amended and Restated Bylaws of GGP Inc., dated June 2, 2017	8-K	3.1	6/2/2017	001-34948

3.3	Certificate of Designations, Preferences and Rights of 6.375% Series A Cumulative Redeemable Preferred Stock filed with the Delaware Secretary of State on February 11, 2013	8-K	3.1	2/13/2013	001-34948

4.1*	Rights Agreement dated July 27, 1993, between the Predecessor and certain other parties named therein	10-K	4.2	3/31/2006	001-11656

4.2*	Amendment to Rights Agreement dated as of February 1, 2000, between the Predecessor and certain other parties named therein	8-A12B	4.3	3/3/2010	001-11656

4.3*	Redemption Rights Agreement dated October 23, 1997, among the Predecessor, the Operating Partnership and Peter Leibowits	10-K	4.7	3/31/2006	001-11656

4.4*	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, the Predecessor and Southwest Properties Venture	10-K	4.8	3/31/2006	001-11656

4.5*	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, the Predecessor, Nashland Associates, and HRE Altamonte, Inc.	10-K	4.9	3/31/2006	001-11656

4.6*	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, the Predecessor and JSG, LLC	10-K	4.13	2/27/2009	001-11656

4.7*	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, the Predecessor and Everitt Enterprises, Inc.	10-K/A	4.14	4/30/2010	001-11656

4.8*	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, the Predecessor and Koury Corporation	10-K	4.15	2/27/2008	001-11656

4.9*	Registration Rights Agreement dated April 15, 1993, between the Predecessor, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein	10-K	4.16	2/27/2008	001-11656

10.1	Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014	10-Q	10.2	8/6/2014	001-34948

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.2	First Amendment dated July 1, 2015 to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP (f/k/a GGP Limited Partnership) dated May 1, 2014	10-Q	10.1	8/6/2015	001-34948

10.3	Second Amendment dated February 17, 2016, to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP	10-K	10.3	2/19/2016	001-34948

10.4	Third Amendment dated December 27, 2016 to Fourth Amended and Restated Agreement of Limited Partnership of GGP Operating Partnership, LP	10-K	10.4	12/31/2016	001-34948

10.5*	Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C.	10-K	10.20	3/31/2006	001-11656

10.6*	Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002	10-K	10.21	3/31/2006	001-11656

10.7*	Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.22	3/31/2006	001-11656

10.8*	Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003	10-K	10.23	3/31/2006	001-11656

10.9*	Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008	10-K	10.25	2/27/2008	001-11656

10.10	Second Amended and Restated Limited Liability Company Agreement of Ala Moana Holding, LLC, dated April 10, 2015	10-Q	10.1	5/1/2015	001-34948

10.11	Summary of Non-Employee Director Compensation Program Revised November 29, 2017 (filed herewith)

10.12*#	GGP Inc. 2010 Equity Incentive Plan adopted October 27, 2010	8-K	4.1	11/1/2010	001-11656

10.13#	First Amendment to GGP Inc. 2010 Equity Incentive Plan adopted November 12, 2013	8-K	10.2	11/18/2013	001-34948

10.14#	Form of Nonqualified Stock Option Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.26	11/15/2010	333-16811

10.15#	Form of Nonqualified Stock Option Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan	10-K	10.14	2/19/2016	001-34948

10.16#	Form of Restricted Stock Award Agreement (Groups B and C) pursuant to the 2010 Equity Incentive Plan	S-11/A	10.28	11/15/2010	333-16811

10.17#	Form of Restricted Stock Award Agreement (employees) pursuant to the 2010 Equity Plan	10-K	10.16	2/19/2016	001-34948

10.18#	Form of Performance-vesting Restricted Stock Award Agreement (employees) pursuant to the 2010 Equity Plan	10-K	10.17	2/19/2016	001-34948

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.19#	Form of Appreciation Only LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan	10-K	10.18	2/19/2016	001-34948

10.20#	Form of Full Value LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan	10-K	10.19	2/19/2016	001-34948

10.21#	Form of Performance-vesting Full Value LTIP Unit Award Agreement (employees) pursuant to the 2010 Equity Incentive Plan	10-K	10.20	2/19/2016	001-34948

10.22#	Form of Restricted Stock Award Agreement (new directors) pursuant to the 2010 Equity Plan	10-K	10.17	3/2/2015	001-34948

10.23#	Form of Restricted Stock Award Agreement (directors) pursuant to the 2010 Equity Plan	10-K	10.18	3/2/2015	001-34948

10.24#	Form of Full Value LTIP Unit Award Agreement (directors) pursuant to the 2010 Equity Incentive Plan	10-K	10.24	2/22/2017	001-34948

10.25#	Employment Agreement, dated February 12, 2015, by and between the Company and Sandeep Mathrani	8-K	10.1	2/17/2015	001-34948

10.26#	Amendment to Employment Agreement, dated September 19, 2017, by and between the Company and Sandeep Mathrani (filed herewith)

10.27#	Full Value LTIP Award, dated February 12, 2015, by and between the Company and Sandeep Mathrani	8-K	10.2	2/17/2015	001-34948

10.28#	Offer Letter, dated September 19, 2017, by and between the Company and Heath Fear	10-Q	10.1	9/30/2017	001-34948

10.29#	Separation and Retirement Arrangement, dated September 20, 2017, by and between the Company and Michael Berman	10-Q	10.2	9/30/2017	001-34948

10.30	Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and the Predecessor	8-K	10.1	11/12/2010	001-34948

10.31	Registration Rights Agreement between affiliates of Brookfield Asset Management, Inc. and GGP Inc., dated November 9, 2010	8-K	10.7	11/12/2010	001-34948

10.32	Relationship Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and GGP Inc., dated November 9, 2010	10-K	10.51	3/8/2011	001-34948

10.33	Amending Agreement to Relationship Agreement between Brookfield Asset Management Inc. and GGP Inc., dated January 12, 2012	10-K	10.48	2/28/2013	001-34948

10.34	Form of indemnification agreement for directors and executive officers	S-11/A	10.53	11/3/2010	333-16811

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.35	Standstill Agreement between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC and Brookfield Retail Holdings V LP and GGP Inc., dated November 9, 2010	8-K	10.4	11/12/2010	001-34948

10.36	Fourth Amended and Restated Credit Agreement dated October 30, 2015	8-K	10.1	11/2/2015	001-34948

10.37	Loan Agreement by and among certain subsidiaries of GGP Inc. dated as of April 25, 2016	8-K	99.1	4/29/2016	001-34948

10.38#	Second Amended and Restated Employee Stock Purchase Plan effective May 15, 2014	10-Q	10.3	8/6/2014	001-34948

21.1	List of Subsidiaries of GGP Inc. (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to GGP Inc. (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from GGP Inc.'s. Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Incorporated by reference to filings by GGP, Inc. (formerly General Growth Properties, Inc. and referred to as "the Predecessor")

#	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

S-4