Form 10-Q
period 2018-03-31
GGP Inc.
filed 2018-05-07
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2018

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Transition Period from                    to

COMMISSION FILE NUMBER 1-34948

GGP INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2963337
(State or other jurisdiction of incorporating or organization)	(I.R.S. Employer Identification Number)

350 N. Orleans St., Suite 300, Chicago, IL	60654
(Address of principal executive offices)	(Zip Code)

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
☐ Yes      ☒ No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒ Yes      ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on May 3, 2018 was 958,391,980.

GGP INC.

GGP INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,985,844	$4,013,874
Buildings and equipment	16,996,164	16,957,720
Less accumulated depreciation	(3,256,530)	(3,188,481)
Construction in progress	466,885	473,118
Net property and equipment	18,192,363	18,256,231
Investment in Unconsolidated Real Estate Affiliates	3,402,096	3,377,112
Net investment in real estate	21,594,459	21,633,343
Cash and cash equivalents	178,210	164,604
Accounts receivable, net	309,128	334,081
Notes receivable	423,617	417,558
Deferred expenses, net	280,697	284,512
Prepaid expenses and other assets	472,086	515,856
Total assets	$23,258,197	$23,349,954
Liabilities:
Mortgages, notes and loans payable	$12,928,483	$12,832,459
Investment in Unconsolidated Real Estate Affiliates	22,051	21,393
Accounts payable and accrued expenses	894,729	919,432
Dividend payable	223,284	219,508
Deferred tax liabilities	2,333	2,428
Junior subordinated notes	206,200	206,200
Total liabilities	14,277,080	14,201,420
Redeemable noncontrolling interests:
Preferred	52,256	52,256
Common	171,334	195,870
Total redeemable noncontrolling interests	223,590	248,126
Commitments and Contingencies	—	—
Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 1,041,627,632 issued, 958,318,225 outstanding as of March 31, 2018, and 1,040,382,900 issued, 956,982,536 outstanding as of December 31, 2017	10,143	10,130
Preferred Stock:
500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	242,042	242,042
Additional paid-in capital	11,876,351	11,845,532
Retained earnings (accumulated deficit)	(2,275,096)	(2,107,498)
Accumulated other comprehensive loss	(72,231)	(71,906)
Common stock in treasury, at cost, 55,969,390 shares as of March 31, 2018 and December 31, 2017	(1,122,640)	(1,122,640)
Total stockholders' equity	8,658,569	8,795,660
Noncontrolling interests in consolidated real estate affiliates	47,072	55,379
Noncontrolling interests related to long-term incentive plan common units	51,886	49,369
Total equity	8,757,527	8,900,408
Total liabilities, redeemable noncontrolling interests and equity	$23,258,197	$23,349,954

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$368,523	$349,013
Tenant recoveries	157,002	163,055
Overage rents	6,244	5,937
Management fees and other corporate revenues	25,766	28,143
Other	16,631	20,184
Total revenues	574,166	566,332
Expenses:
Real estate taxes	59,733	57,494
Property maintenance costs	14,713	14,975
Marketing	1,417	2,145
Other property operating costs	71,752	69,303
Provision for doubtful accounts	3,429	3,451
Property management and other costs	39,574	41,114
General and administrative	12,247	14,683
Provision for impairment	38,379	—
Depreciation and amortization	185,393	170,298
Total expenses	426,637	373,463
Operating income	147,529	192,869
Interest and dividend income	9,148	17,936
Interest expense	(137,925)	(132,323)
Gain on foreign currency	—	3,183
Gain from changes in control of investment properties and other, net	12,664	—
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	31,416	81,665
Benefit from (provision for) income taxes	280	(4,510)
Equity in income of Unconsolidated Real Estate Affiliates	23,839	33,214
Unconsolidated Real Estate Affiliates - gain on investment, net	10,361	—
Net income	65,896	110,369
Allocation to noncontrolling interests	(1,860)	(3,209)
Net income attributable to GGP Inc.	64,036	107,160
Preferred Stock dividends	(3,984)	(3,984)
Net income attributable to common stockholders	$60,052	$103,176
Earnings Per Share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.11
Dividends declared per share	$0.22	$0.22
Comprehensive Income, Net:
Net income	$65,896	$110,369
Other comprehensive income (loss)
Foreign currency translation	(378)	2,567
Net unrealized gains on other financial instruments	52	13
Other comprehensive income (loss)	(326)	2,580
Comprehensive income	65,570	112,949
Comprehensive income allocated to noncontrolling interests	(1,858)	(3,214)
Comprehensive income attributable to GGP Inc.	63,712	109,735
Preferred Stock dividends	(3,984)	(3,984)
Comprehensive income, net, attributable to common stockholders	$59,728	$105,751

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2017	$9,407	$242,042	$11,419,939	$(1,827,866)	$(70,456)	$(1,137,960)	$65,623	$8,700,729

Net income				107,160			503	107,663
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,450)	(1,450)
Long Term Incentive Plan Common Unit grants, net (582,229 LTIP Units)			795	(800)			4,926	4,921
Restricted stock grants, net (742,273 common shares)	8	—	2,026					2,034
Employee stock purchase program (81,709 common shares)	1		2,024					2,025
Stock options exercised (231,799 common shares)	2		7,710					7,712
Cancellation of repurchased common shares (627,261 common shares)	(6)		(8,178)	(7,136)		15,320		—
Treasury stock purchase (2,569,605 common shares)						(59,576)		(59,576)
Cash dividends reinvested (DRIP) in stock (21,837 common shares)			547	—				547
Other comprehensive income					2,575			2,575
Cash distributions declared ($0.22 per share)				(194,441)				(194,441)
Cash distributions on Preferred Stock				(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership			14,736					14,736

Balance at March 31, 2017	$9,412	$242,042	$11,439,599	$(1,927,067)	$(67,881)	$(1,182,216)	$69,602	$8,583,491

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2018	$10,130	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408

Cumulative effect of accounting changes (Note 2)				(16,864)				(16,864)
Net income				64,036			667	64,703
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(1,613)	(1,613)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(7,228)	(7,228)
Long Term Incentive Plan Common Unit forfeitures (174,156 LTIP Units)							2,384	2,384
Restricted stock grants, net (1,006,061 common shares)	10		1,707					1,717
Employee stock purchase program (77,520 common shares)	1		1,736					1,737
Stock options exercised (246,202 common shares)	2		3,985					3,987
Cash dividends reinvested (DRIP) in stock (5,906 common shares)			139	(139)				—
Other comprehensive income					(325)			(325)
Cash distributions declared ($0.22 per share)				(210,647)				(210,647)
Cash distributions on Preferred Stock				(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership			23,252					23,252

Balance at March 31, 2018	$10,143	$242,042	$11,876,351	$(2,275,096)	$(72,231)	$(1,122,640)	$98,958	$8,757,527

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$65,896	$110,369
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(23,839)	(33,214)
Distributions received from Unconsolidated Real Estate Affiliates	33,507	28,752
Provision for doubtful accounts	3,429	3,451
Depreciation and amortization	185,393	170,298
Amortization/write-off of deferred finance costs	2,775	2,985
Accretion/write-off of debt market rate adjustments	(1,108)	(1,120)
Amortization of intangibles other than in-place leases	1,971	11,437
Straight-line rent amortization	(1,260)	893
Deferred income taxes	(988)	2,623
Unconsolidated Real Estate Affiliates - gain on investment, net	(10,361)	—
Gain from changes in control of investment properties and other, net	(12,664)	—
Provision for impairment	38,379	—
Net changes:
Accounts and notes receivable, net	18,680	(9,955)
Prepaid expenses and other assets	16,844	(6,920)
Deferred expenses, net	(7,307)	(10,722)
Accounts payable and accrued expenses	(50,283)	(44,557)
Other, net	6,401	7,812
Net cash provided by operating activities	265,465	232,132
Cash Flows (used in) provided by Investing Activities:
Development of real estate and property improvements	(197,190)	(110,619)
Loans to joint venture partners	(2,415)	(3,787)
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	58,564	—
Contributions to Unconsolidated Real Estate Affiliates	(20,734)	(28,818)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	29,041	40,177
Net cash (used in) provided by investing activities	(132,734)	(103,047)
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	210,000	290,000
Principal payments on mortgages, notes and loans payable	(115,644)	(154,624)
Treasury stock purchases	—	(71,105)
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(1,613)	(1,450)
Cash distributions paid to common stockholders	(210,530)	(424,656)
Cash distributions reinvested (DRIP) in common stock	139	547
Cash distributions paid to preferred stockholders	(3,984)	(3,984)
Cash distributions and redemptions paid to unit holders	(3,190)	(5,797)
Other, net	5,583	6,574
Net cash used in financing activities	(119,239)	(364,495)
Effect of foreign exchange rates on cash and cash equivalents	—	3,183
Net change in cash, cash equivalents and restricted cash	13,492	(232,227)
Cash, cash equivalents and restricted cash at beginning of period	231,939	531,705
Cash, cash equivalents and restricted cash at end of period	$245,431	$299,478
Supplemental Disclosure of Cash Flow Information:
Interest paid	$138,646	$128,316
Interest capitalized	4,325	1,595
Income taxes paid	67	2,467
Accrued capital expenditures included in accounts payable and accrued expenses	259,952	106,862
The accompanying notes are an integral part of these consolidated financial statements.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1        ORGANIZATION

Readers of this Quarterly Report should refer to the Company's (as defined below) audited consolidated financial statements for the year ended December 31, 2017 which are included in the Company's Annual Report on Form 10-K (our "Annual Report") for the fiscal year ended December 31, 2017 (Commission File No. 1-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report. Unless context otherwise requires, capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

GGP Inc. ("GGP" or the "Company"), a Delaware corporation, was organized in July 2010 and is a self-administered and self-managed real estate investment trust, referred to as a "REIT". In these notes, the terms "we", "us" and "our" refer to GGP and its subsidiaries.

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of March 31, 2018, we are the owner, either entirely or with joint venture partners, of 125 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of March 31, 2018, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units, each as defined below) of GGPLP and GGPN, while the remaining 1% was held by limited partners and certain previous contributors of properties to GGPOP.

GGPOP is the general partner of, and owns a 1.5% equity interest in GGPN and GGPLP. GGPOP has common units of limited partnership ("Common Units"), which are redeemable for cash or, at our option, shares of GGP common stock. It also has preferred units of limited partnership interest ("Preferred Units"), of which, certain Preferred Units can be converted into Common Units and then redeemed for cash or, at our option, shares of GGP common stock (Note 8). GGPOP also has full value long term incentive plan units and appreciation only long term incentive plan units (collectively "LTIP Units"), which are redeemable for cash or, at our option, shares of GGP common stock (Note 10).

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

On March 26, 2018, we announced that we had reached an agreement with Brookfield Property Partners ("BPY"), among other things, for BPY to acquire all of our outstanding shares of common stock, other than those that BPY and its affiliates already own. The proposed transaction provides for consideration per GGP share of up to $23.50 in cash or a choice of either one BPY limited partnership unit or one newly created BPY U.S. REIT share ("BPR"), subject to proration, based on aggregate cash consideration of $9.25 billion. The BPR shares were structured with the intention of providing an economic return equivalent to BPY units, including identical distributions. BPR shareholders will have the right to exchange each BPR share for one BPY unit or the cash equivalent of one BPY unit at the election of BPY. The transaction is still subject to approval by holders of at least two-thirds of GGP shares and holders of a majority of GGP shares held by non-Brookfield-affiliated holders.

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

We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company NOI in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue, Company NOI or combined assets. Company NOI excludes certain non-cash and non-comparable items such as straight-line rent, depreciation expense and intangible asset and liability amortization, which are a result of our emergence from bankruptcy, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Reclassifications

In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company adopted this guidance on December 31, 2017, which changes our statements of cash flows and related disclosures for all periods presented. The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$178,210	$252,718
Restricted cash	67,221	46,760
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$245,431	$299,478

For the three months ended March 31, 2017 the changes in restricted cash related to cash flows provided by operating activities of $6.8 million, restricted cash related to cash flows used in investing activities of $0.7 million and restricted cash related to cash flows used in financing activities of $2.7 million were reclassified.

Acquisitions of Operating Properties (Note 3)

Acquisitions of properties are typically accounted for as acquisitions of assets rather than acquisitions of a business. Accordingly, the results of operations of acquired properties have been included in the results of operations from the respective dates of acquisition and acquisition costs are capitalized. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, assumed debt liabilities and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases, and tenant relationships.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of March 31, 2018
Tenant leases:
In-place value	$298,307	$(148,443)	$149,864

As of December 31, 2017
Tenant leases:
In-place value	$347,232	$(181,088)	$166,144

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, had the following effects on our income from continuing operations:

	Three Months Ended March 31,
	2018	2017
Amortization/accretion effect on continuing operations	$(16,039)	$(24,919)

Future amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, is estimated to decrease results from continuing operations as follows:

Year	Amount
2018 Remaining	$32,756
2019	29,897
2020	20,247
2021	14,391
2022	13,043

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

Partially owned, joint ventures over which we have controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

make decisions, kick-out rights and substantive participating rights. Partially owned joint ventures where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

To the extent that we contribute assets to a joint venture accounted for using the equity method, our investment in the joint venture is recorded at the fair value of the consideration of the assets that were contributed to the joint venture. We will recognize gains and losses on the contribution of our real estate to joint ventures, relating to our entire investment in the property, to the extent the buyer is independent of the Company, the collection of the sales price is reasonably assured, and we will not be required to support the operations of the property or its related obligations to an extent greater than our proportionate interest.

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

Accounting for real estate sales distinguishes between sales to a customer or non-customer for purposes of revenue recognition. Once we, as the seller, determine that we have a contract, we will identify each distinct non-financial asset promised to the counter-party and whether the counter-party obtains control and transfers risks and rewards of ownership of each non-financial asset to determine if we should derecognize the asset.

We provide an allowance for doubtful accounts against the portion of accounts receivable including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed each period based upon our recovery experience and the specific facts of each outstanding amount.

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Management fees from affiliates	$25,766	$28,143
Management fee expense	(10,491)	(8,803)
Net management fees from affiliates	$15,275	$19,340

Based upon the new revenue recognition guidance, we determined that typical management fees including property and asset management, construction and development management services, leasing services, property acquisition and disposition services and financing services, needed to be evaluated for each separate performance obligation included in the contract in order to determine timing of revenue recognition. Revenues from contracts within the scope of the new revenue recognition guidance were $25.1 million for the three months ended March 31, 2018. Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. We are compensated for our services through a monthly management fee earned based on a specified percentage of the monthly rental income or rental receipts generated from the property under management. For construction and development services, we are compensated for planning, administering and monitoring the design and construction of projects at our joint venture properties typically based on a percentage of project costs, hourly rate of development staff or a fixed fee. Revenues from such contracts were $21.9 million for the three months ended March 31, 2018 and are recognized over the life of the applicable contract.

Conversely, leasing services, property acquisition and disposition services and financing services are each considered to be a single performance obligation, satisfied as of a point in time. Our fee is paid upon the occurrence of certain contractual event(s) that may be contingent and pattern of revenue recognition may differ from the timing of payment. For these services, the obligation is the execution of the lease, closing of the sale or acquisition, or closing of the financing or refinancing. As such, revenues are recognized at the point in time when the respective obligation has been satisfied. Revenues from such contracts were $3.2 million for the three months ended March 31, 2018.

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

During the three months ended March 31, 2018, we recorded a $38.4 million impairment charge on our Consolidated Statements of Comprehensive Income related to one operating property that has non-recourse debt maturing during 2019 that exceeds the fair value of the operating property.

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

No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three months ended March 31, 2018 and 2017.

Changes in economic and operating conditions that occur subsequent to our review of recoverability of our investments in Unconsolidated Real Estate Affiliates could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those investments differ from actual results.

Notes Receivable

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

No impairments related to our notes receivable were recognized for the three months ended March 31, 2018 and 2017.

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

Note 4 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 8 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion, including the uncommitted accordion feature, available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $135.0 million outstanding and no amount outstanding under our credit facility as of March 31, 2018 and December 31, 2017, respectively.

Recently Issued Accounting Pronouncements

Based upon the new revenue recognition guidance, revenue recognized for the quarter ended March 31, 2018 is not significantly different as compared to what would have been recognized in the same period under guidance that was in effect before the change. Effective January 1, 2018, companies are required to apply a five-step model in accounting for revenue. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition are required for contracts that are subject to this pronouncement. The new standard can be adopted either retrospectively to each prior reporting period presented or on a modified retrospective approach as a cumulative effect adjustment as of the date of adoption. The Company adopted the model effective January 1, 2018 using the modified retrospective approach for implementation. We elected to use the practical expedient to apply the model only to contracts not yet completed as of the date of adoption. The adoption resulted in a cumulative-effect adjustment to increase equity as of January 1, 2018 of approximately $1.90 million related to changes in the revenue recognition pattern of lease commissions earned by the Company from our joint ventures and the sale of condos in our Unconsolidated Real Estate Affiliates (Note 5).

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02 which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. However, leasing costs that are currently eligible to be capitalized as initial direct costs are limited by ASU 2016-02. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. The Company expects to adopt this guidance on January 1, 2019 and will continue to evaluate the potential impact of this pronouncement on its consolidated financial statements until the guidance becomes effective.

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

In October 2016, the FASB issued ASU 2016-16 which changed the current income tax accounting for intra-entity asset sales to be only for inventory. The Company adopted this standard effective January 1, 2018. For those companies that did not recognize the income tax impact of a sale other than inventory before the adoption date, the new ASU was applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of January 1, 2018. This resulted in a cumulative-effect adjustment to decrease retained earnings by the unamortized balance of the $18.8 million prepaid asset established in December 2016.

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

In February 2017, the FASB issued ASU 2017-05 which clarifies the accounting for the derecognition of nonfinancial assets by eliminating the exception in current GAAP for transfers of investments in real estate entities (including equity method investments). The amendments in this update provide guidance on the accounting of partial sales of nonfinancial assets and contributions of nonfinancial assets to a joint venture or other noncontrolling investee. Once this guidance is adopted, an entity would use the guidance in the new revenue recognition standard (discussed above) to determine whether it is transferring multiple, distinct assets and would recognize a gain or loss for each distinct asset transferred. When an entity transfers nonfinancial assets included in a subsidiary and retains or receives an equity interest, it first determines whether it has retained a controlling financial interest in the subsidiary. If so, the entity does not derecognize the assets and accounts for the sale of noncontrolling interest in the subsidiary under the consolidation guidance covering decreases in ownership which would result in recognizing a gain or loss. If an entity retains or receives a noncontrolling interest in the entity that owns the asset post-sale, that noncontrolling interest is considered noncash consideration and is included in the transaction price at its fair value. The retained noncontrolling interest is included at its fair value and results in an entity recognizing 100% of the gain on sale of the asset. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach for implementation. We elected to use the practical expedient to apply the standard only to contracts not yet completed as of the date of adoption. The adoption will result in higher gains on future sales of partial real estate interests due to recognizing 100% of the gain on the sale of the partial interest and recording the retained noncontrolling interest at fair value. As of the adoption date, January 1, 2018, there was no cumulative-effect adjustment recorded to retained earnings.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On January 29, 2018, we completed the sale of a 49.49% joint venture interest in the Sears Box at Oakbrook Center for a sales price of $44.7 million, which resulted in a gain of $12.7 million recognized in gains from changes in control of investment properties and other.

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

On December 29, 2017, we sold approximately 54% of our interest in IPCO to ABG for a sales price of $16.6 million, which resulted in a gain of $12.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2017. On March 30, 2018, ABG exercised their call right to purchase our remaining 46% interest in IPCO for a sales price of $13.9 million, which resulted in a gain of $10.4 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018. In addition, we invested $30.5 million in ABG units on December 29, 2017. The investment is considered a cost method investment and is included in investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded during the three months ended March 31, 2018. No impairment charges were recognized during the three months ended March 31, 2017.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Three Months Ended March 31, 2018
Investments in real estate (1)	$71,181	$—	$—	$71,181	$38,379
_______________________________________________________________________________

(1)	Refer to Note 2 for more information regarding impairment. Investments in real estate includes consolidated properties and Unconsolidated Real Estate Affiliates.

Unobservable Quantitative Input	Rate
Discount rates	9.75%
Terminal capitalization rates	10.25%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$10,381,543	$10,232,158	$10,420,252	$10,467,262
Variable-rate debt	2,546,940	2,555,154	2,412,207	2,415,457
	$12,928,483	$12,787,312	$12,832,459	$12,882,719

(1)	Includes net market rate adjustments of $22.4 million and deferred financing costs of $27.5 million, net.

(2)	Includes net market rate adjustments of $23.5 million and deferred financing costs of $30.3 million, net.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of March 31, 2018 and December 31, 2017. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	March 31, 2018	December 31, 2017
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$2,952,169	$2,908,181
Buildings and equipment	14,248,992	14,014,665
Less accumulated depreciation	(3,885,562)	(3,794,792)
Construction in progress	482,784	545,305
Net property and equipment	13,798,383	13,673,359
Investment in unconsolidated joint ventures	613,305	613,136
Net investment in real estate	14,411,688	14,286,495
Cash and cash equivalents	388,946	438,664
Accounts receivable, net	343,125	386,634
Notes receivable	16,251	15,058
Deferred expenses, net	357,204	339,327
Prepaid expenses and other assets	219,847	381,980
Total assets	$15,737,061	$15,848,158
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$10,508,599	$10,504,799
Accounts payable, accrued expenses and other liabilities	573,825	1,115,549
Cumulative effect of foreign currency translation ("CFCT")	(11,050)	(38,013)
Owners' equity, excluding CFCT	4,665,687	4,265,823
Total liabilities and owners' equity	$15,737,061	$15,848,158
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$4,654,637	$4,227,810
Less: joint venture partners' equity	(2,673,179)	(2,413,822)
Plus: excess investment/basis differences	1,416,796	1,547,462
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	3,398,254	3,361,450
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	30,483	30,483
Elimination of consolidated real estate investment interest through joint venture	(50,414)	(52,305)
Retail investment, net	1,722	16,091
Investment in Unconsolidated Real Estate Affiliates, net	$3,380,045	$3,355,719
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$3,402,096	$3,377,112
Liability - Investment in Unconsolidated Real Estate Affiliates	(22,051)	(21,393)
Investment in Unconsolidated Real Estate Affiliates, net	$3,380,045	$3,355,719

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$291,472	$295,867
Tenant recoveries	122,642	122,019
Overage rents	6,305	6,106
Condominium sales	36,889	96,987
Other	18,269	13,078
Total revenues	475,577	534,057
Expenses:
Real estate taxes	36,136	35,057
Property maintenance costs	11,664	11,489
Marketing	5,591	4,562
Other property operating costs	56,305	53,630
Condominium cost of sales	26,895	70,714
Provision for doubtful accounts	2,559	1,964
Property management and other costs (2)	23,413	18,460
General and administrative	558	573
Depreciation and amortization	125,080	122,491
Total expenses	288,201	318,940
Operating income	187,376	215,117
Interest income	1,841	2,729
Interest expense	(104,564)	(110,988)
Provision for income taxes	(205)	(278)
Equity in loss of unconsolidated joint ventures	(7,563)	(4,354)
Income from continuing operations	76,885	102,226
Allocation to noncontrolling interests	(18)	(24)
Net income attributable to the ventures	$76,867	$102,202
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$76,867	$102,202
Joint venture partners' share of income	(35,601)	(52,236)
Elimination of (gain) loss from consolidated real estate investment with interest owned through joint venture	(89)	1,052
Loss on retail investment	(5,856)	(10,212)
Amortization of capital or basis differences	(11,482)	(7,592)
Equity in income of Unconsolidated Real Estate Affiliates	$23,839	$33,214

(1)	The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Miami Design District subsequent to June 1, 2017.
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

On June 1, 2017, we received an additional 7.3% of our joint venture partner's membership interests in Miami Design District in full satisfaction of two promissory notes for $57.6 million and $40.4 million, respectively, resulting in a total ownership of 22.3%. We determined that we had significant influence over the investment subsequent to the acquisition of the additional interest, and therefore we changed our method of accounting for this joint venture from the cost method to the equity method (Note 2).

On July 12, 2017, we closed on the acquisition of the remaining 50% interest in 8 anchor boxes included in the GSPH joint venture with Seritage. We had previously owned a 50% interest in the joint venture and accounted for the joint venture using the equity method of accounting, but as a result of the transaction we now account for this joint venture using the consolidation method of accounting. Simultaneously, we distributed the 4 remaining anchor boxes in GSPH to a newly formed joint venture, GSPHII, between GGP and Seritage in which the ownership interest remains at 50% for both joint venture partners, and we continue to account for this joint venture using the equity method of accounting. Finally, we acquired a 50% interest in 5 anchor boxes through a newly formed joint venture, GSPH2017, which we account for using the equity method of accounting.

On September 19, 2017, we entered into three transactions with affiliates of Thor related to joint ventures between GGP and Thor at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue. As a result of these transactions, we changed our method of accounting for these three joint ventures from the equity method of accounting. We now consolidate the joint ventures with our joint venture partner's share of equity included in noncontrolling interest.

Condominium Sales and Condominium Cost of Sales

On March 7, 2014, GGP formed a joint venture, AMX Partners, LLC, with Kahikolu Partners, LLC, for the purpose of constructing a luxury residential condominium tower (the Park Lane condominium project) on a site located within the Ala Moana Shopping Center. Under the previous revenue recognition guidance, the percentage of completion method was used to account for the sales revenue of the Park Lane condominium project. Upon adoption of the new revenue recognition standard (Note 2), risks and rewards of ownership and control over the condominium unit transfers upon the closing of the sale to the customer, and as such, the joint venture will recognize revenue for the condominium unit upon closing.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.1 billion as of March 31, 2018 and December 31, 2017, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $84.5 million at one property as of March 31, 2018, and $85.2 million as of December 31, 2017. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of March 31, 2018, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	March 31, 2018 (1)	Weighted-Average Interest Rate (2)	December 31, 2017 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$10,381,543	4.41%	$10,420,252	4.41%
Total fixed-rate debt	10,381,543	4.41%	10,420,252	4.41%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,417,785	3.69%	2,418,628	3.39%
Revolving credit facility (5)	129,155	2.99%	(6,421)	—
Total variable-rate debt	2,546,940	3.65%	2,412,207	3.39%
Total Mortgages, notes and loans payable	$12,928,483	4.26%	$12,832,459	4.22%
Junior subordinated notes	$206,200	3.22%	$206,200	2.83%

(1)	Includes $22.4 million of market rate adjustments and $27.5 million of deferred financing costs, net.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes $23.5 million of market rate adjustments and $30.3 million of deferred financing costs, net.

(4)	$1.4 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2018, $18.1 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized. Although a majority of the $12.8 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $810.6 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

We did not refinance any consolidated mortgage notes during the three months ended March 31, 2018.

During the year ended December 31, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. The property subsequently replaced a property that was sold during the year ended December 31, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 14 properties. In addition, we obtained a new consolidated mortgage note at one property for $325.0 million with an interest rate of 3.98%. Finally, as a result of the three transactions at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue, we now consolidate a total of $450.0 million consolidated mortgage notes with interest rates of LIBOR plus 2.75% and LIBOR plus 3.25%. Finally, we refinanced a $190.0 million consolidated mortgage note with a $110.0 million consolidated mortgage note. Both notes had an interest rate of LIBOR plus 3.25%. We manage our exposure to interest rate fluctuations related to this debt using interest rate cap agreements. However, our efforts to manage risks associated with interest rate volatility may not be successful.

Our $1.4 billion loan is secured by cross-collateralized mortgages on 14 properties. The interest rate is LIBOR plus 1.75% and the recourse is 50%. The loan matures on April 25, 2019, with two one year extension options.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	March 31, 2018 (1)	Weighted-Average Interest Rate	December 31, 2017 (2)	Weighted-Average Interest Rate
Unsecured debt:
Revolving credit facility	$135,000	2.99%	$—	—
Total unsecured debt	$135,000	2.99%	$—	—

(1)	Excludes deferred financing costs of $5.8 million in 2018 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $6.4 million in 2017 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company's leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of March 31, 2018. As of March 31, 2018, $135.0 million was outstanding on the Facility.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $42.5 million as of March 31, 2018 and $51.3 million as of December 31, 2017. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2018.

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

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of March 31, 2018.

NOTE 8        EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to GGPOP Common, Preferred, and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended March 31,
	2018	2017
Distributions to preferred GGPOP units	$(633)	$(2,130)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (Common units)	(560)	(575)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(134)	(255)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(533)	(249)
Allocation to noncontrolling interests	(1,860)	(3,209)
Other comprehensive (income) loss allocated to noncontrolling interests	2	(5)
Comprehensive income allocated to noncontrolling interests	$(1,858)	$(3,214)

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

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of March 31, 2018, the aggregate amount of cash we would have paid would have been $171.3 million and $52.3 million, respectively.

GGPOP issued Preferred Units that are, or were, convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Series D and Series E Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of March 31, 2018 (in thousands)	Converted Basis to Common Units Outstanding as of March 31, 2018 (in thousands)	Conversion Price	Redemption Value (1) (in thousands)
Series B	3.00000	10	—	$16.66670	$486
Series D	1.50821	533	835	33.15188	26,637
Series E	1.29836	503	679	38.51000	25,133
					$52,256

(1)	As of July 10, 2017, the Series B preferred unit conversion option expired and now has a fixed cash redemption value of $50 per unit.

The following table reflects the activity of the common redeemable noncontrolling interests for the three months ended March 31, 2018, and 2017.

Balance at January 1, 2017	$262,727
Net income	575
Distributions	(1,045)
Other comprehensive loss	5
Fair value adjustment for noncontrolling interests in Operating Partnership	(14,736)
Balance at March 31, 2017	$247,526

Balance at January 1, 2018	$248,126
Net income	560
Distributions	(1,842)
Other comprehensive loss	(2)
Fair value adjustment for noncontrolling interests in Operating Partnership	(23,252)
Balance at March 31, 2018	$223,590

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13, 2018	July 31, 2018	$0.22
February 7	April 13, 2018	April 30, 2018	0.22
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22

Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 5,906 shares were issued during the three months ended March 31, 2018 and 21,837 shares were issued during the three months ended March 31, 2017.

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

Our Board of Directors declared preferred stock dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
May 3	June 15, 2018	July 2, 2018	$0.3984
February 7	March 15, 2018	April 2, 2018	0.3984
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the three months ended March 31, 2018, and 2017:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Total
Balance at January 1, 2017	$(70,560)	$104	$(70,456)
Other comprehensive income (loss)	2,563	12	2,575
Balance at March 31, 2017	$(67,997)	$116	$(67,881)

Balance at January 1, 2018	$(72,022)	$116	$(71,906)
Other comprehensive income (loss)	(376)	51	(325)
Balance at March 31, 2018	$(72,398)	$167	$(72,231)

NOTE 9        EARNINGS PER SHARE

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Numerators - Basic and Diluted:
Net income	65,896	110,369
Preferred Stock dividends	(3,984)	(3,984)
Allocation to noncontrolling interests	(1,860)	(3,209)
Net income attributable to common stockholders	$60,052	$103,176
Denominators:
Weighted-average number of common shares outstanding - basic	957,450	884,505
Effect of dilutive securities	2,843	65,011
Weighted-average number of common shares outstanding - diluted	960,293	949,516
Anti-dilutive Securities:
Effect of Preferred Units	1,514	5,209
Effect of Common Units	8,374	4,751
Effect of LTIP Units	1,788	1,891
Weighted-average number of anti-dilutive securities	11,676	11,851

For the three months ended March 31, 2017, dilutive options and dilutive shares related to the Warrants are included in the denominator of diluted EPS.

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

GGP owned 55,969,390 and 58,538,995 shares of treasury stock as of March 31, 2018 and 2017. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Additionally, GGPN holds 27,459,195 shares of stock as a result of warrants purchased during the year ended December 31, 2013. These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

NOTE 10    STOCK-BASED COMPENSATION PLANS

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Compensation expense related to stock-based compensation plans for the three months ended March 31, 2018, and 2017 is summarized in the following table in thousands:

	Three Months Ended March 31,
	2018	2017
Stock options - Property management and other costs	$89	$973
Stock options - General and administrative	64	2,186
Restricted stock - Property management and other costs	1,103	1,512
Restricted stock - General and administrative	610	519
LTIP Units - Property management and other costs	363	400
LTIP Units - General and administrative	4,169	4,608
Total	$6,398	$10,198

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan for GGP for the three months ended March 31, 2018 and 2017:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	14,427,103	$17.84	15,277,189	$17.90
Granted	—	—	—	—
Exercised	(246,202)	15.61	(231,799)	19.64
Forfeited	—	—	(99,531)	22.35
Expired	(42,217)	22.19	(1,081)	28.86
Stock options Outstanding at March 31,	14,138,684	$17.87	14,944,778	$17.84

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	4,747,664	$26.98	4,345,912	$27.27
Granted	—	—	553,526	25.38
Exercised	—	—	(15,480)	29.15
Forfeited	(179,824)	25.82	(25,565)	27.69
Expired	—	—	—	—
LTIP Units Outstanding at March 31,	4,567,840	$27.02	4,858,393	$27.05

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted stock Outstanding at January 1,	1,089,364	$25.29	476,686	$27.11
Granted	1,074,137	21.52	782,869	25.36
Vested	(224,532)	26.25	(128,266)	27.25
Canceled	(68,076)	25.90	(40,596)	26.28
Restricted stock Outstanding at March 31,	1,870,893	22.99	1,090,693	25.87

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 11    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	March 31, 2018	December 31, 2017
Trade receivables	$88,892	$109,968
Short-term tenant receivables	3,843	4,776
Straight-line rent receivable	234,177	233,630
Other accounts receivable	3,555	5,165
Total accounts receivable	330,467	353,539
Provision for doubtful accounts	(21,677)	(19,458)
Total accounts receivable, net	$308,790	$334,081

NOTE 12    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	March 31, 2018	December 31, 2017
Notes receivable	$418,997	$404,129
Accrued interest	4,620	13,429
Total notes receivable	423,617	417,558

On July 12, 2017, we entered into a promissory note with our joint venture GS Portfolio Holdings II, LLC ("GSPHII"), in which we lent GSPHII $127.4 million that bears interest at 6.3% from January 1, 2018 to December 31, 2018. Interest payments occur a month in arrears, commencing on the first day of the second calendar month with a final payment on the maturity date. The note is collateralized by GSPHII's interest in four anchor boxes.

On May 23, 2017, we entered into a promissory note with our joint venture partner, Bayside Equities, LLC ("Bayside Equities"), a subsidiary of AHC, in which we lent Bayside Equities $19.1 million that bears interest at 12.2% per annum. The note is collateralized by Bayside Equities' economic interest in Riverchase Galleria and the Tysons Galleria anchor box.

Notes receivable includes $204.3 million of notes receivable from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million to our joint venture partner in the retail portion and bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 8.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of March 31, 2018, there was $172.5 million and $80.0 million outstanding on these loans, respectively.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 13    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31, 2018			December 31, 2017
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$337,629	$(250,408)	$87,221	$411,789	$(313,228)	$98,561
Below-market ground leases, net	118,994	(15,390)	103,604	118,994	(14,870)	104,124
Real estate tax stabilization agreement, net	111,506	(46,659)	64,847	111,506	(45,081)	66,425
Total intangible assets	$568,129	$(312,457)	$255,672	$642,289	$(373,179)	$269,110
Remaining prepaid expenses and other assets:
Restricted cash			67,221			67,335
Security and escrow deposits			2,311			2,308
Prepaid expenses			57,090			54,987
Other non-tenant receivables			25,922			31,265
Deferred tax, net of valuation allowances			21,954			21,061
Other			41,916			69,790
Total remaining prepaid expenses and other assets			216,414			246,746
Total prepaid expenses and other assets			$472,086			$515,856

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31, 2018			December 31, 2017
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	310,861	(141,452)	$169,409	348,984	(162,228)	$186,756
Above-market headquarters office leases, net	—	—	—	4,342	(3,860)	482
Above-market ground leases, net	9,880	(2,753)	7,127	9,880	(2,648)	7,232
Total intangible liabilities	$320,741	$(144,205)	$176,536	$363,206	$(168,736)	$194,470
Remaining accounts payable and accrued expenses:
Accrued interest			45,740			43,874
Accounts payable and accrued expenses			50,850			77,405
Accrued real estate taxes			73,940			78,213
Deferred gains/income			99,653			90,379
Accrued payroll and other employee liabilities			20,126			54,520
Construction payable			262,074			221,172
Tenant and other deposits			28,542			32,106
Insurance reserve liability			12,376			12,035
Capital lease obligations			5,385			5,385
Conditional asset retirement obligation liability			6,004			6,149
Other			113,503			103,724
Total remaining Accounts payable and accrued expenses			718,193			724,962
Total Accounts payable and accrued expenses			$894,729			$919,432

NOTE 15    LITIGATION

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

GGP is subject to litigation related to the agreements with BPY (Note 1). GGP cannot predict the outcome of pending litigation, nor can it predict the amount of time and expense that will be required to resolve such litigation.

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

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,150	$2,197
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,598	1,625

NOTE 17    SUBSEQUENT EVENTS

On April 17, 2018, the company obtained a new fixed-rate loan at Ala Moana Center for $500.0 million with an interest rate of 3.80%. The loan replaced a variable-rate loan of $413.0 million with an interest rate of LIBOR plus 1.75%.

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and stockholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot) and urban retail properties. GGP Inc. defines best-in-class retail and modern luxury through curated merchandising and elegant culinary experiences set against the backdrop of refined ambiance across this distinguished collection of destinations. Our retail properties are the core centers of retail, dining and entertainment within their trade areas and, therefore, represent hubs of daily life. As of March 31, 2018, we own, either entirely or with joint venture partners, 125 retail properties located throughout the United States comprising approximately 123 million square feet of gross leasable area ("GLA").

We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

We seek to increase long-term Company NOI and Company EBITDA (as defined below) growth through proactive management and leasing of our properties. We also recycle capital through strategic dispositions in order to opportunistically invest in high quality retail properties. We believe that the most significant operating factor affecting incremental cash flow and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:

•	contractual rent increases;

•	occupancy growth;

•	positive leasing spreads;

•	income from redevelopment projects; and

•	controlling operating expenses.

As of March 31, 2018 the portfolio was 95.3% leased, compared to 95.9% leased at March 31, 2017. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 12.8% higher than the final rents paid on expiring leases.

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

On March 26, 2018, we announced that we had reached an agreement with Brookfield Property Partners ("BPY"), among other things, for BPY to acquire all of our outstanding shares of common stock, other than those that BPY and its affiliates already own. The proposed transaction provides for consideration per GGP share of up to $23.50 in cash or a choice of either one BPY limited partnership unit or one newly created BPY U.S. REIT share ("BPR"), subject to proration in each case, based on aggregate cash consideration of $9.25 billion. The BPR shares were structured with the intention of providing an economic return equivalent to BPY units, including identical distributions. BPR shareholders will have the right to exchange each BPR share for one BPY unit or the cash equivalent of one BPY unit at the election of BPY. The transaction is still subject to approval by holders of at least two-thirds of GGP shares and holders of a majority of GGP shares held by non-Brookfield-affiliated holders.

Financial Overview

Net income attributable to GGP decreased from $107.2 million for the three months ended March 31, 2017 to $64.0 million for the three months ended March 31, 2018 primarily due to an impairment charge recognized at one operating property. Our Company NOI (as defined below) decreased 2.0% from $574.9 million for the three months ended March 31, 2017 to $563.7 million for the three months ended March 31, 2018. Our Company FFO (as defined below) decreased 2.4% from $346.2 million for the three months ended March 31, 2017 to $338.1 million for the three months ended March 31, 2018 primarily due to reduced Ala Moana condo revenue and reduced interest income due to the elimination of certain partner loans and the repatriation of Brazil cash deposits.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to GGP.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	March 31, 2018 (1)	March 31, 2017 (1)
In-Place Rents per square foot (2)
Consolidated Properties	$66.12	$65.79
Unconsolidated Properties	102.66	102.51
Total Retail Properties	$78.74	$78.41

Percentage Leased
Consolidated Properties	95.7%	96.0%
Unconsolidated Properties	94.4%	95.8%
Total Retail Properties	95.3%	95.9%

Tenant Sales Volume (All Less Anchors) (3)
Consolidated Properties	$12,077	$12,202
Unconsolidated Properties	9,284	9,017
Total Retail Properties	$21,361	$21,219

Tenant Sales <10,000 square feet (3)
Consolidated Properties	$511	$510
Unconsolidated Properties	794	761
Total Retail Properties	$605	$594

(1)
Metrics exclude properties acquired in the year ended December 31, 2017 and the three months ended March 31, 2018, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

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

	# of Leases	SF	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,384	3,982,959	6.8	$60.13	$53.30	$6.83	12.8%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended March 31, 2018 and 2017

The following table is a breakout of the components of minimum rents:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$361,909	$353,652	$8,257	2.3%
Lease termination income	5,603	5,935	(332)	(5.6)%
Straight-line rent	1,261	(893)	2,154	(241.2)%
Above and below-market tenant leases, net	(250)	(9,681)	9,431	(97.4)%
Total Minimum rents	$368,523	$349,013	$19,510	5.6%

Base minimum rents increased $8.3 million primarily due to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $7.0 million increase in base minimum rents during the first quarter of 2018 compared to the first quarter of 2017. In addition, the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 resulted in a $3.0 million increase in base minimum rents. Rents from new developments and contractual rent steps between 2017 and 2018 also increased base minimum rents. The disposition of three operating properties during 2017 resulted in an offsetting $4.9 million decrease in base minimum rents.

Tenant recoveries decreased $6.1 million primarily due to the disposition of three operating properties during 2017. This resulted in a $2.5 million decrease in tenant recoveries during the first quarter of 2018 compared to the first quarter of 2017. The acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 resulted in an offsetting $1.1 million increase in tenant recoveries.

Management fees and other corporate revenues decreased $2.4 million primarily due to a $4.3 million one-time profit participation payment received during 2017 related to our Aeropostale joint venture (Note 3). In addition, 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017 and the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 resulted in a $1.3 million decrease in management fees. This is partially offset by a $4.6 million increase in property and asset management fees related to the Seritage joint venture.

Other revenue decreased $3.6 million primarily due to a contract termination fee of $3.2 million received during 2017.

Real estate taxes increased $2.2 million primarily due to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $1.8 million increase in real estate taxes during the first quarter of 2018 compared to the first quarter of 2017.

General and administrative expense decreased $2.4 million primarily due to a decrease in compensation expense (Note 10).

The provision for impairment during the three months ended March 31, 2018 is related to an impairment charge recorded on one operating property (Note 2).

Depreciation and amortization increased $15.1 million primarily due to the write-off of $9.4 million of corporate assets in 2018. In addition, the consolidation of 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue during the third quarter of 2017 resulted in a $6.5 million increase in depreciation and amortization and the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 resulted in a $2.1 million increase in depreciation and amortization. The disposition of three operating properties during 2017 resulted in an offsetting $2.7 million decrease in depreciation and amortization.

Interest and dividend income decreased $8.8 million primarily due to the settlement of notes receivable with our joint venture partners during 2017.

Interest expense increased $5.6 million primarily due to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $6.4 million increase in interest expense during the first quarter of 2018 compared to the first quarter of 2017. In addition, we obtained a new consolidated mortgage note at one property during the third quarter of 2017, resulting in a $3.3 million increase in interest expense. The disposition of three operating properties during 2017 resulted in an offsetting $3.0 million decrease in interest expense.

The gain on foreign currency during the three months ended March 31, 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement of a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013.

Benefit from (provision for) income taxes increased $4.8 million primarily due to a decrease in taxable income recognized by our taxable REIT subsidiary for the sale of condominiums.

Equity in income of Unconsolidated Real Estate Affiliates decreased $9.4 million primarily due to a decrease in income recognition on condominiums.

The Unconsolidated Real Estate Affiliates - gain on investment during the three months ended March 31, 2018 is related to the sale of a portion of our interest in Aeropostale (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $178.2 million of consolidated unrestricted cash and $915.0 million of available credit under our credit facility as of March 31, 2018, as well as anticipated cash provided by operations.

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

We did not refinance any consolidated mortgage notes during the three months ended March 31, 2018.

During the year ended December 31, 2017, we paid down a $73.4 million consolidated mortgage note at one property. The loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. The property subsequently replaced a property that was sold during the three months ended March 31, 2018 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 14 properties. In addition, we obtained a new consolidated mortgage note at one property for $325.0 million with an interest rate of 3.98%. We also obtained a new unconsolidated mortgage note at one property for $74.2 million with an interest rate of 3.77% and paid down a $60.0 million unconsolidated mortgage note at that property with an interest rate of LIBOR plus 1.75%. Finally, we refinanced a $190.0 million consolidated mortgage note with a $110.0 million consolidated mortgage note. Both notes had an interest rate of LIBOR plus 3.25%. Additional financing activity related to draws and repayments on the corporate revolver.

As of March 31, 2018, we had $3.4 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of March 31, 2018, our proportionate share of total debt aggregated $18.7 billion. Our total debt includes our consolidated debt of $13.1 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.5 billion. Of our proportionate share of total debt, $1.3 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 31.3% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.1 billion at our proportionate share or approximately 17.5% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of March 31, 2018. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2022.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2018	$333,629	$195,176
2019	1,240,502	1,025,081
2020	1,646,088	1,103,004
2021	2,946,519	319,737
2022	1,433,977	1,130,070
Subsequent	5,533,968	1,776,886
Total	$13,134,683	$5,549,954

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

We have development and redevelopment activities totaling approximately $1.4 billion under construction and $86 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date (1)	Expected Return on Investment (2)	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)
Under Construction
New Development Norwalk, CT	Ground up development	525	178	7-9%	2020
Staten Island Mall Staten Island, NY	Expansion	231	159	7-9%	2019
Other Projects	Redevelopment projects at various properties	675	501	6-8%	2018
	Total Projects Under Construction	$1,431	$838
Projects in Pipeline
Other Projects	Redevelopment projects at various properties	86	31	7-9%	TBD
	Total Projects in Pipeline	$86	$31

(1)	Projected costs and investments to date exclude capitalized interest and internal overhead.

(2)	Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the three months ended March 31, 2018 increased from December 31, 2017 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to GGP's investment to date.

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

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Operating capital expenditures (1)	$37,130	$36,836
Tenant allowances and capitalized leasing costs (2)	49,401	38,210
Capitalized interest and capitalized overhead	18,872	14,703
Total	$105,403	$89,749

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 2.6 million square feet.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13, 2018	July 31, 2018	$0.22
February 7	April 13, 2018	April 30, 2018	0.22
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
May 3	June 15, 2018	July 2, 2018	$0.3984
February 7	March 15, 2018	April 2, 2018	0.3984
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $265.5 million for the three months ended March 31, 2018 and $232.1 million for the three months ended March 31, 2017. Significant changes in the components of net cash provided by operating activities include:

•	in 2018, an increase in cash inflows from distributions received from unconsolidated real estate affiliates;

•	in 2018, an increase in cash inflows related to collection of accounts and notes receivable, net

•	in 2018, a decrease in cash outflows for marketing and property maintenance & operating costs due to a continued effort to reduce operating expenses; and

•	in 2017, an increase in cash inflows from overage rent and tenant recoveries.

Cash Flows from Investing Activities

Net cash used in investing activities was $132.7 million for the three months ended March 31, 2018 and $103.0 million for the three months ended March 31, 2017. Significant components of net cash (used in) provided by investing activities include:

•	in 2018, development of real estate and property improvements, $(197.2) million;

•	in 2018, net proceeds from sales of investment properties and unconsolidated real estate $58.6 million;

•	in 2017, contributions to unconsolidated real estate affiliates $(28.8) million; and

•	in 2017, distributions received from unconsolidated real estate affiliates in excess of income $40.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $119.2 million for the three months ended March 31, 2018 and $364.5 million for the three months ended March 31, 2017. Significant components of net cash used in financing activities include:

•	in 2018, proceeds from the refinancing or issuance of mortgages, notes and loans payable, of $210.0 million; net of principal payments of $(115.6) million;

•	in 2018, cash distributions paid to common stockholders of $(210.5) million;

•	in 2017, repurchase of treasury stock of $(71.1) million;

•	in 2017, principal payments on mortgages, notes and loans payable of $(154.6) million.

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

For the three months ended March 31, 2018, there were no significant changes to these policies except for the policies related to the derecognition of nonfinancial assets and in substance nonfinancial assets, including real estate, and the recognition of the related gain on sale of investment properties as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets, as of January 1, 2018 as described in Note 2.

Revenue Recognition

Effective January 1, 2018, we adopted the requirements of the new revenue recognition guidance. For additional information on the new standard and the impact to our results of operations, refer to Note 2. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer. We classify contract revenues as product or service according to the predominant attributes of the relevant underlying contracts unless the contract can clearly be split between product and service. We define service revenue as revenue from activities that are not associated with the design, development or production of tangible assets. Our service revenue is primarily related to our property management services provided to our joint ventures.

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

The following table reconciles GAAP Operating Income to Company NOI (dollars in thousands) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Operating Income	$147,529	$192,869
Gain on sales of investment properties	(18)	(1,212)
Depreciation and amortization	185,393	170,298
Provision for impairment	38,379	—
General and administrative	12,247	14,683
Property management and other costs	39,574	41,114
Management fees and other corporate revenues	(25,766)	(28,143)
Consolidated Properties	397,338	389,609
Noncontrolling interest in NOI of Consolidated Properties	(5,238)	(5,720)
NOI of sold interests	(223)	(5,480)
Unconsolidated Properties	170,402	186,095
Proportionate NOI	562,279	564,504
Company adjustments:
Minimum rents	(874)	8,161
Real estate taxes	1,490	1,491
Property operating expenses	769	789
Company NOI	$563,664	$574,945

The following table reconciles GAAP Net income attributable to GGP to Company EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Net Income Attributable to GGP	$64,036	$107,160
Allocation to noncontrolling interests	1,860	3,209
Gain on sales of investment properties	(18)	(1,212)
Gains from changes in control of investment properties and other	(12,664)	—
Unconsolidated Real Estate Affiliates - gain on investment	(10,361)	—
Equity in income of Unconsolidated Real Estate Affiliates	(23,839)	(33,214)
Provision for impairment	38,379	—
(Benefit from) provision for income taxes	(280)	4,510
Gain on foreign currency	—	(3,183)
Interest expense	137,925	132,323
Interest and dividend income	(9,148)	(17,936)
Depreciation and amortization	185,393	170,298
Consolidated Properties	371,283	361,955
Noncontrolling interest in EBITDA of Consolidated Properties	(5,038)	(5,493)
EBITDA of sold interests	(196)	(5,398)
Unconsolidated Properties	158,998	176,623
Proportionate EBITDA	525,047	527,687
Company adjustments:
Minimum rents	(874)	8,161
Real estate taxes	1,490	1,491
Property operating expenses	769	789
General and administrative	512	—
Company EBITDA	$526,944	$538,128

The following table reconciles GAAP net income attributable to GGP to Company FFO for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Net Income Attributable to GGP	$64,036	$107,160
Redeemable noncontrolling interests	694	830
Provision for impairment excluded from FFO	38,379	—
Noncontrolling interests in depreciation of Consolidated Properties	(2,196)	(2,776)
Gain on sales of investment properties	(18)	(1,212)
Preferred stock dividends	(3,984)	(3,984)
Gains from changes in control of investment properties and other	(12,664)	—
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	171,838	165,979
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	72,066	73,993
FFO (1)	328,151	339,990
Company adjustments:
Minimum rents	(874)	8,161
Real estate taxes	1,490	1,491
Property operating expenses	769	789
General and administrative	512	—
Depreciation on non-income producing assets	9,408	—
Investment income, net	(205)	(205)
Market rate adjustments	(1,156)	(1,211)
Gain on foreign currency	—	(3,183)
FFO from sold interests	(15)	385
Company FFO	$338,080	$346,217

(1)	FFO as defined by the National Association of Real Estate Investment Trusts.

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

ITEM 1A    RISK FACTORS

In addition to the risk factors previously disclosed in our Annual Report, the following risk factors relate to the agreement reached with BPY (Note 1). We refer to the transactions contemplated by the merger agreement and other related transaction agreements collectively as the Transactions.

Risks Relating to the Transactions

GGP common stockholders cannot be sure of the market price of class A stock they may elect to receive as the pre-closing dividend.
Following the consummation of the Transactions, GGP common stockholders may elect to receive shares of class A stock (however, if enough GGP common stockholders elect to receive BPY units, then all those eligible to receive class A stock in connection with the Transactions will receive BPY units instead). Prior to completion of the Transactions, there has not been and will not be established public trading for class A stock. The market price of class A stock following the Transactions will be unknown until the commencement of its trading following completion of the Transactions.

Completion of the Transactions is subject to many conditions and if these conditions are not satisfied or waived, the Transactions will not be completed.
Completion of the Transactions is subject to many conditions which must be satisfied or waived under the merger agreement in order for the Transactions to be completed including, among others, receipt of the requisite stockholder approval of the Transactions.
In addition, GGP and BPY each may terminate the merger agreement under certain circumstances, including, among other reasons, if the charter amendment, bylaws amendment, partnership agreement amendment and the merger fail to consummate by September 26, 2018. If the Transactions are not consummated, the market price of GGP common stock may decline.
There can be no assurance that the conditions to the closing of the Transactions will be satisfied or waived. Accordingly, there can be no assurance that the Transactions will be consummated.

The pendency of the Transactions could adversely affect the business and operations of GGP.
Due to the operating covenants in the merger agreement, GGP may be unable, during the pendency of the Transactions, to take certain actions without BPY’s consent, even if such actions would otherwise prove beneficial to GGP common stockholders. Those operating covenants will continue to apply, subject to the terms of the merger agreement, until the Transactions are consummated, unless otherwise agreed by GGP and BPY.
If BPY’s financing in connection with the Transactions becomes unavailable or is insufficient, the Transactions may not be completed.
A subsidiary of BPY has entered into a financing commitment to, among other things, fund the Transactions and related fees and expenses. The financing commitment is subject to certain conditions, which may or may not be satisfied. In the event that the financing contemplated by that financing commitment is not available or is available in less than the expected amount, other necessary financing may not be available on acceptable terms, in a timely manner or at all. If alternative financing is available, it could be more costly than that reflected in the financing commitment, which would have a negative impact on BPY’s results of operations following the Transactions. However, the obligations of BPY in connection with the Transactions are not subject to any conditions regarding the ability to obtain financing for the consummation of the Transactions.
The merger agreement contains provisions that could discourage a potential competing acquiror of GGP or could result in any competing proposal being at a lower price than it might be otherwise.
The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict GGP’s ability to solicit, or knowingly initiate, facilitate or encourage, or provide any confidential or non-public information with regard to, competing third-party proposals to acquire all, or a significant part, of GGP. In addition, if GGP receives any third-party acquisition proposal, GGP is required to promptly notify BPY. If GGP determines to act with respect to a third-party superior proposal, GGP must negotiate with BPY in good faith regarding potential amendments to the merger agreement (to the extent that BPY requests to negotiate) such that the third-party superior proposal would no longer be a superior proposal. Upon termination of the merger agreement to accept a superior proposal, GGP may be required to pay a termination fee to BPY.
In addition, affiliates of BPY holding approximately 34% of the voting power of GGP have agreed to vote in favor of the Transactions as long as the GGP board continues to recommend that GGP common stockholders approve the merger proposal, charter proposal and bylaws proposal and does not recommend a competing acquisition proposal.
These provisions and agreements (i) could discourage a potential competing acquiror that might have an interest in acquiring all, or a significant part, of GGP from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Transactions; or (ii) might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense reimbursement that may become payable in certain circumstances.
The merger agreement includes restrictions on the ability of GGP to make distributions to its stockholders, even if it would otherwise have net income and net cash available to make such distributions.
In addition to the pre-closing dividend that GGP expects to declare and pay to its common stockholders who are not affiliated with BPY in connection with the Transactions under the merger agreement, GGP is permitted to pay the first quarter dividend of $0.22 per share of GGP common stock declared on February 7, 2018 and payable on April 30, 2018, to holders of record of GGP common stock (other than BPY and BPY's affiliates) on April 13, 2018 (GGP paid the first quarter dividend on April 30, 2018) and GGP is permitted to declare and pay no more than one quarterly dividend on the shares of GGP common stock in accordance with past practice (including in terms of timing) following payment of the first quarter dividend at a rate not to exceed $0.22 per share of GGP common stock, subject to proration if GGP’s charter is expected to be amended as contemplated by the merger agreement before the record date for such dividend.
Given its status as a REIT, GGP may need to (and is permitted to under the merger agreement) make certain minimum distributions in excess of the above limits. In the event the permitted amounts of dividends described above are exceeded, pursuant to a distribution necessary for GGP, as applicable, to qualify as a REIT or to avoid the incurrence of any income or excise tax, such distributions would be deducted from the total cash amount to be distributed to GGP common stockholders in connection with the Transactions.
Although GGP and BPY generally have agreed to use their reasonable best efforts to close the Transactions as promptly as practicable in accordance with the merger agreement, certain factors, which include obtaining the requisite stockholder approval for the Transactions, could delay the closing. Therefore, even if GGP has available net income or net cash to make distributions to its common stockholders and satisfies any other conditions to make such distributions, the terms of the merger agreement could prohibit such action.
GGP is subject to litigation related to the Transactions.
GGP is subject to litigation related to the Transactions. GGP cannot predict the outcome of pending litigation, nor can it predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation concerning the Transactions could delay or prevent the consummation of the Transactions. In addition, the costs of defending the litigation, even if resolved in GGP’s favor, could be substantial and such litigation could distract GGP from pursuing the consummation of the Transactions and other potentially beneficial business opportunities.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

None.

ITEM 6     EXHIBITS

2.1*	Agreement and Plan of Merger, dated as of March 26, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and GGP Inc.

10.1	Voting and Support Agreement, dated as of March 26, 2018, by and among GGP Inc. and the stockholders listed on Schedule A thereto

10.2	Class B Stock Exchange Agreement, dated as of March 26, 2018, by and among GGP Inc. and the parties listed on Exhibit A thereto

10.3	Letter Agreement, dated as of March 26, 2018, by and between Brookfield Asset Management Inc. and GGP Inc.

10.4	Letter Agreement, dated as of March 26, 2018, by and between Brookfield Asset Management Inc., Brookfield Property Partners L.P. and GGP Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, has been filed with the SEC on May 7, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2018. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

2.1*	Agreement and Plan of Merger, dated as of March 26, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and GGP Inc.	8-K	2.1*	10/27/2018	001-34948

10.1	Voting and Support Agreement, dated as of March 26, 2018, by and among GGP Inc. and the stockholders listed on Schedule A thereto	8-K	10.1	10/27/2018	001-34948

10.2	Class B Stock Exchange Agreement, dated as of March 26, 2018, by and among GGP Inc. and the parties listed on Exhibit A thereto	8-K	10.2	10/27/2018	001-34948

10.3	Letter Agreement, dated as of March 26, 2018, by and between Brookfield Asset Management Inc. and GGP Inc.	8-K	10.3	10/27/2018	001-34948

10.4	Letter Agreement, dated as of March 26, 2018, by and between Brookfield Asset Management Inc., Brookfield Property Partners L.P. and GGP Inc.	8-K	10.4	10/27/2018	001-34948

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, has been filed with the SEC on May 7, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

*	Certain exhibits and schedules have been omitted pursuant to Item 602(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GGP INC.
(Registrant)

Date: May 7, 2018	By:	/s/ Heath Fear
Heath Fear
Chief Financial Officer
(on behalf of the Registrant)