Form 10-Q
period 2018-06-30
GGP Inc.
filed 2018-07-31
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2018

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
☒ Yes      ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on July 27, 2018 was 962,460,117.

GGP INC.

GGP INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,887,771	$4,013,874
Buildings and equipment	17,086,107	16,957,720
Less accumulated depreciation	(3,389,587)	(3,188,481)
Construction in progress	484,835	473,118
Net property and equipment	18,069,126	18,256,231
Investment in Unconsolidated Real Estate Affiliates	3,360,839	3,377,112
Net investment in real estate	21,429,965	21,633,343
Cash and cash equivalents	194,675	164,604
Accounts receivable, net	311,660	334,081
Notes receivable	351,422	417,558
Deferred expenses, net	281,570	284,512
Prepaid expenses and other assets	442,574	515,856
Assets held for disposition	120,732	—
Total assets	$23,132,598	$23,349,954
Liabilities:
Mortgages, notes and loans payable	$12,847,635	$12,832,459
Investment in Unconsolidated Real Estate Affiliates	22,400	21,393
Accounts payable and accrued expenses	878,526	919,432
Dividend payable	217,480	219,508
Deferred tax liabilities	2,245	2,428
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	100,711	—
Total liabilities	14,275,197	14,201,420
Redeemable noncontrolling interests:
Preferred	52,256	52,256
Common	171,083	195,870
Total redeemable noncontrolling interests	223,339	248,126
Commitments and Contingencies	—	—
Equity:
Common stock:
11,000,000,000 shares authorized, $0.01 par value, 1,041,821,913 issued, 958,391,012 outstanding as of June 30, 2018, and 1,040,382,900 issued, 956,982,536 outstanding as of December 31, 2017	10,144	10,130
Preferred Stock:
500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	242,042	242,042
Additional paid-in capital	11,880,450	11,845,532
Retained earnings (accumulated deficit)	(2,396,371)	(2,107,498)
Accumulated other comprehensive loss	(82,229)	(71,906)
Common stock in treasury, at cost, 55,969,390 shares as of June 30, 2018 and December 31, 2017	(1,122,640)	(1,122,640)
Total stockholders' equity	8,531,396	8,795,660
Noncontrolling interests in consolidated real estate affiliates	48,340	55,379
Noncontrolling interests related to long-term incentive plan common units	54,326	49,369
Total equity	8,634,062	8,900,408
Total liabilities, redeemable noncontrolling interests and equity	$23,132,598	$23,349,954

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$379,312	$349,205	$747,835	$698,218
Tenant recoveries	156,155	161,926	313,157	324,982
Overage rents	3,927	3,280	10,171	9,217
Management fees and other corporate revenues	26,030	20,847	51,795	48,990
Other	17,720	20,538	34,351	40,722
Total revenues	583,144	555,796	1,157,309	1,122,129
Expenses:
Real estate taxes	62,604	59,042	122,337	116,536
Property maintenance costs	10,976	10,724	25,690	25,699
Marketing	1,744	1,296	3,160	3,441
Other property operating costs	71,752	69,590	143,504	138,893
Provision for doubtful accounts	2,234	3,166	5,662	6,617
Property management and other costs	36,595	39,025	76,169	80,139
General and administrative	12,041	15,862	24,288	30,546
Provision for impairment	—	—	38,379	—
Depreciation and amortization	173,642	174,298	359,035	344,596
Total expenses	371,588	373,003	798,224	746,467
Operating income	211,556	182,793	359,085	375,662
Interest and dividend income	9,518	17,452	18,667	35,388
Interest expense	(140,562)	(134,209)	(278,488)	(266,532)
Loss on foreign currency	—	(3,877)	—	(694)
Gain on extinguishment of debt	—	55,112	—	55,112
Gain (loss) from changes in control of investment properties and other, net	—	(15,841)	12,664	(15,841)
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	80,512	101,430	111,928	183,095
Benefit from (provision for) income taxes	22	(3,844)	302	(8,354)
Equity in income of Unconsolidated Real Estate Affiliates	15,030	30,732	38,869	63,946
Unconsolidated Real Estate Affiliates - gain on investment, net	—	—	10,361	—
Net income	95,564	128,318	161,460	238,687
Allocation to noncontrolling interests	(1,949)	(2,455)	(3,809)	(5,665)
Net income attributable to GGP Inc.	93,615	125,863	157,651	233,022
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Net income attributable to common stockholders	$89,631	$121,879	$149,683	$225,054
Earnings Per Share:
Basic	$0.09	$0.14	$0.16	$0.25
Diluted	$0.09	$0.13	$0.16	$0.24
Dividends declared per share	$0.22	$0.22	$0.44	$0.44
Comprehensive Income, Net:
Net income	$95,564	$128,318	$161,460	$238,687
Other comprehensive income (loss)
Foreign currency translation	(10,038)	(4,030)	(10,417)	(1,463)
Net unrealized gains (losses) on other financial instruments	(43)	(3)	8	10
Other comprehensive income (loss)	(10,081)	(4,033)	(10,409)	(1,453)
Comprehensive income	85,483	124,285	151,051	237,234
Comprehensive income allocated to noncontrolling interests	(1,865)	(2,135)	(3,723)	(5,350)
Comprehensive income attributable to GGP Inc.	83,618	122,150	147,328	231,884
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Comprehensive income, net, attributable to common stockholders	$79,634	$118,166	$139,360	$223,916

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2017	$9,407	$242,042	$11,419,939	$(1,827,866)	$(70,456)	$(1,137,960)	$65,623	$8,700,729

Net income				233,022			1,399	234,421
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(3,569)	(3,569)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(11,943)	(11,943)
Contributions from noncontrolling interest in consolidated Real Estate Affiliates			—				15,258	15,258
Long Term Incentive Plan Common Unit grants, net (528,617 LTIP Units)			795	(743)			10,707	10,759
Restricted stock grants, net (738,687 common shares)	8	—	4,883					4,891
Employee stock purchase program (103,177 common shares)	1		2,547					2,548
Stock options exercised (406,383 common shares)	4		13,837					13,841
Cancellation of repurchased common shares (3,993,237 common shares)	(40)		(52,054)	(40,258)		92,352		—
Treasury stock purchase (3,365,976 common shares)						(77,032)		(77,032)
Cash dividends reinvested (DRIP) in stock (28,693 common shares)	—	—	696	—				696
Other comprehensive loss					(1,137)			(1,137)
Cash distributions declared ($0.44 per share)				(388,280)				(388,280)
Cash distributions on Preferred Stock				(7,968)				(7,968)
Fair value adjustment for noncontrolling interest in Operating Partnership			10,346					10,346

Balance at June 30, 2017	$9,380	$242,042	$11,400,989	$(2,032,093)	$(71,593)	$(1,122,640)	$77,475	$8,503,560

GGP INC. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Long Term Incentive Plan Common Units	Total Equity
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2018	$10,130	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408

Cumulative effect of accounting changes (Note 2)				(16,864)				(16,864)
Net income				157,651			1,170	158,821
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(2,888)	(2,888)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(4,998)	(4,998)
Long Term Incentive Plan Common Unit forfeitures (238,655 LTIP Units)							4,634	4,634
Restricted stock grants, net (1,000,143 common shares)	10		4,997					5,007
Employee stock purchase program (80,522 common shares)	1		1,797					1,798
Stock options exercised (249,508 common shares)	2		4,116					4,118
OP Unit Conversion to Common Stock (67,064 common shares)	1		1,368					1,369
Cash dividends reinvested (DRIP) in stock (11,239 common shares)			245	(245)				—
Other comprehensive loss					(10,323)			(10,323)
Cash distributions declared ($0.44 per share)				(421,447)				(421,447)
Cash distributions on Preferred Stock				(7,968)				(7,968)
Fair value adjustment for noncontrolling interest in Operating Partnership			22,395					22,395

Balance at June 30, 2018	$10,144	$242,042	$11,880,450	$(2,396,371)	$(82,229)	$(1,122,640)	$102,666	$8,634,062

The accompanying notes are an integral part of these consolidated financial statements.

GGP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$161,460	$238,687
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(38,869)	(63,946)
Distributions received from Unconsolidated Real Estate Affiliates	46,256	52,876
Provision for doubtful accounts	5,662	6,617
Depreciation and amortization	359,035	344,596
Amortization/write-off of deferred finance costs	5,544	5,972
Accretion/write-off of debt market rate adjustments	(2,230)	(2,181)
Amortization of intangibles other than in-place leases	7,150	18,857
Straight-line rent amortization	(594)	(493)
Deferred income taxes	(1,692)	4,817
Gain on dispositions, net	—	(2,515)
Unconsolidated Real Estate Affiliates - gain on investment, net	(10,361)	—
Gain (loss) from changes in control of investment properties and other, net	(12,664)	15,841
Provision for impairment	38,379	—
Gain on extinguishment of debt	—	(55,112)
Loss on foreign currency	—	694
Net changes:
Accounts and notes receivable, net	5,963	(259)
Prepaid expenses and other assets	32,811	(38,556)
Deferred expenses, net	(21,577)	(22,010)
Accounts payable and accrued expenses	(50,045)	(45,441)
Other, net	13,803	24,008
Net cash provided by operating activities	538,031	482,452
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	—	(49,062)
Development of real estate and property improvements	(361,966)	(269,820)
Loans to joint venture partners	(5,772)	(47,205)
Proceeds from repayment of loans to joint venture partners	80,000	47,076
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	60,960	39,622
Contributions to Unconsolidated Real Estate Affiliates	(82,637)	(44,755)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	124,792	62,792
Net cash (used in) provided by investing activities	(184,623)	(261,352)
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	790,000	575,000
Principal payments on mortgages, notes and loans payable	(677,926)	(368,669)
Deferred finance costs	(213)	(965)
Treasury stock purchases	—	(77,032)
Cash contributions from noncontrolling interests in consolidated real estate affiliates	—	15,258
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(2,888)	(3,569)
Cash distributions paid to common stockholders	(421,374)	(618,830)
Cash distributions reinvested (DRIP) in common stock	245	696
Cash distributions paid to preferred stockholders	(7,968)	(7,968)
Cash distributions and redemptions paid to unit holders	(6,361)	(10,515)
Other, net	5,705	9,799
Net cash used in financing activities	(320,780)	(486,795)
Effect of foreign exchange rates on cash and cash equivalents	—	(694)
Net change in cash, cash equivalents and restricted cash	32,628	(266,389)
Cash, cash equivalents and restricted cash at beginning of period	231,939	531,705
Cash, cash equivalents and restricted cash at end of period	$264,567	$265,316

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$284,668	$273,321
Interest capitalized	9,385	3,457
Income taxes paid	2,358	6,362
Accrued capital expenditures included in accounts payable and accrued expenses	243,924	105,416

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

GGP, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of June 30, 2018, we are the owner, either entirely or with joint venture partners, of 125 retail properties.

Substantially all of our business is conducted through GGP Operating Partnership, LP ("GGPOP"), GGP Nimbus, LP ("GGPN") and GGP Limited Partnership ("GGPLP", and together with GGPN and GGPOP, the "Operating Partnerships"), subsidiaries of GGP. The Operating Partnerships own an interest in the properties that are part of the consolidated financial statements of GGP. As of June 30, 2018, GGP held approximately a 99% common equity ownership (without giving effect to the potential conversion of the Preferred Units and LTIP Units, each as defined below) of GGPLP and GGPN, while the remaining 1% was held by limited partners and certain previous contributors of properties to GGPOP.

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

As previously announced, we had reached an agreement with Brookfield Property Partners L.P. ("BPY"), pursuant to which, among other things, BPY will acquire all of our outstanding shares of common stock, other than those that BPY and its affiliates already own. The transactions provide for distribution and consideration per GGP share of up to $23.50 in cash or a choice of either one BPY limited partnership unit or one newly created BPY U.S. REIT share of Brookfield Property REIT Inc. ("BPR"), the successor to GGP, subject to proration in each case, based on aggregate cash amount of $9.25 billion. The BPR shares were structured with the intention of providing an economic return equivalent to BPY units, including identical distributions. BPR shareholders will have the right to exchange each BPR share for one BPY unit or the cash equivalent of one BPY unit at the election of BPY. On

July 26, 2018, the company held a special meeting of its common stockholders. At the special meeting, holders of record of GGP common stock on June 22, 2018, the record date for the special meeting, voted upon and approved the transactions. The completion of the transactions remains subject to certain customary closing conditions. The company expects that the transactions will be completed by the end of August this year.

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Reclassifications

In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company adopted this guidance on December 31, 2017, which changes our statements of cash flows and related disclosures for all periods presented. The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$194,675	$227,626
Restricted cash	69,892	37,690
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$264,567	$265,316

For the six months ended June 30, 2017 the changes in restricted cash related to cash flows provided by operating activities of $16.0 million, restricted cash related to cash flows used in investing activities of $0.4 million and restricted cash related to cash flows used in financing activities of $2.8 million were reclassified.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of June 30, 2018
Tenant leases:
In-place value	$285,145	$(145,194)	$139,951

As of December 31, 2017
Tenant leases:
In-place value	$347,232	$(181,088)	$166,144

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, had the following effects on our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization/accretion effect on continuing operations	$(14,826)	$(16,399)	$(30,866)	$(41,318)

Future amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, is estimated to decrease results from continuing operations as follows:

Year	Amount
2018 Remaining	$20,497
2019	28,966
2020	19,567
2021	13,908
2022	12,579

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees from affiliates	$26,030	$20,847	$51,795	$48,990
Management fee expense	(10,287)	(8,443)	(20,779)	(17,246)
Net management fees from affiliates	$15,743	$12,404	$31,016	$31,744

Based upon the new revenue recognition guidance, we determined that typical management fees including property and asset management, construction and development management services, leasing services, property acquisition and disposition services and financing services, needed to be evaluated for each separate performance obligation included in the contract in order to determine timing of revenue recognition. Revenues from contracts within the scope of the new revenue recognition guidance were $50.6 million for the six months ended June 30, 2018. Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management services, we are compensated for our services through a monthly management fee earned based on a specified percentage of the monthly rental income or rental receipts generated from the property under management. For construction and development services, we are compensated for planning, administering and monitoring the design and construction of projects at our joint venture properties typically based on a percentage of project costs, hourly rate of development staff or a fixed fee. Revenues from such contracts were $43.7 million for the six months ended June 30, 2018 and are recognized over the life of the applicable contract.

Conversely, leasing services, property acquisition and disposition services and financing services are each considered to be a single performance obligation, satisfied as of a point in time. Our fee is paid upon the occurrence of certain contractual event(s) that may be contingent and pattern of revenue recognition may differ from the timing of payment. For these services, the obligation is the execution of the lease, closing of the sale or acquisition, or closing of the financing or refinancing. As such, revenues are recognized at the point in time when the respective obligation has been satisfied. Revenues from such contracts were $6.9 million for the six months ended June 30, 2018.

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

During the six months ended June 30, 2018, we recorded a $38.4 million impairment charge on our Consolidated Statements of Comprehensive Income related to one operating property that has non-recourse debt maturing during 2019 that exceeds the fair value of the operating property. No provisions for impairment were recognized for the three months ended June 30, 2018.

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

No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and six months ended June 30, 2018 and 2017.

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

No impairments related to our notes receivable were recognized for the three and six months ended June 30, 2018 and 2017.

Held for Disposition

As of June 30, 2018, a non-refundable deposit of significance was received from the buyer for one property, making the sale probable. Therefore, the property was considered held for disposition as of June 30, 2018. Total assets held for disposition were $120.7 million, which included $119.4 million of net investment in real estate, and total liabilities held for disposition were $100.7 million, which included $100.0 million of mortgages, notes and loans payable. The property was subsequently sold on July 13, 2018 (Note 17).

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion, including the uncommitted accordion feature, available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $260.0 million outstanding and no amount outstanding under our credit facility as of June 30, 2018 and December 31, 2017, respectively.

Recently Issued Accounting Pronouncements

Based upon the new revenue recognition guidance, revenue recognized for the three and six months ended June 30, 2018 is not significantly different as compared to what would have been recognized in the same period under guidance that was in effect before the change. Effective January 1, 2018, companies are required to apply a five-step model in accounting for revenue. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition are required for contracts that are subject to this pronouncement. The new standard can be adopted either retrospectively to each prior reporting period presented or on a modified retrospective approach as a cumulative effect adjustment as of the date of adoption. The Company adopted the model effective January 1, 2018 using the modified retrospective approach for implementation. We elected to use the practical expedient to apply the model only to contracts not yet completed as of the date of adoption. The adoption resulted in a cumulative-effect adjustment to increase equity as of January 1, 2018 of approximately $1.90 million related to changes in the revenue recognition pattern of lease commissions earned by the Company from our joint ventures and the sale of condos in our Unconsolidated Real Estate Affiliates (Note 5).

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On January 29, 2018, we completed the sale of a 49.49% joint venture interest in the Sears Box at Oakbrook Center for a sales price of $44.7 million, which resulted in a gain of $12.7 million recognized in gain from changes in control of investment properties and other for the six months ended June 30, 2018.

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On December 29, 2017, we sold approximately 54% of our interest in IPCO to ABG for a sales price of $16.6 million, which resulted in a gain of $12.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2017. On March 30, 2018, ABG exercised their call right to purchase our remaining 46% interest in IPCO for a sales price of $13.9 million, which resulted in a gain of $10.4 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the six months ended June 30, 2018. In addition, we invested $30.5 million in ABG units on December 29, 2017. The investment is considered a cost method investment and is included in investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On June 30, 2017, we conveyed Lakeside Mall to the lender in full satisfaction of $144.5 million in outstanding debt. This transaction resulted in a $55.1 million gain on extinguishment of debt for the three and six months ended June 30, 2017.

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded during the six months ended June 30, 2018. No impairment charges were recognized during the six months ended June 30, 2017.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Six Months Ended June 30, 2018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$10,618,364	$10,441,443	$10,420,252	$10,467,262
Variable-rate debt	2,229,271	2,244,670	2,412,207	2,415,457
	$12,847,635	$12,686,113	$12,832,459	$12,882,719

(1)	Includes net market rate adjustments of $21.3 million and deferred financing costs of $25.0 million, net.

(2)	Includes net market rate adjustments of $23.5 million and deferred financing costs of $30.3 million, net.

The fair value of our Junior Subordinated Notes approximates their carrying amount as of June 30, 2018 and December 31, 2017. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	June 30, 2018	December 31, 2017
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$2,949,758	$2,908,181
Buildings and equipment	14,247,590	14,014,665
Less accumulated depreciation	(3,992,067)	(3,794,792)
Construction in progress	509,603	545,305
Net property and equipment	13,714,884	13,673,359
Investment in unconsolidated joint ventures	613,853	613,136
Net investment in real estate	14,328,737	14,286,495
Cash and cash equivalents	426,027	438,664
Accounts receivable, net	324,445	386,634
Notes receivable	18,725	15,058
Deferred expenses, net	350,576	339,327
Prepaid expenses and other assets	209,034	381,980
Total assets	$15,657,544	$15,848,158
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$10,539,041	$10,504,799
Accounts payable, accrued expenses and other liabilities	555,692	1,115,549
Cumulative effect of foreign currency translation ("CFCT")	(21,258)	(38,013)
Owners' equity, excluding CFCT	4,584,069	4,265,823
Total liabilities and owners' equity	$15,657,544	$15,848,158
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$4,562,811	$4,227,810
Less: joint venture partners' equity	(2,629,508)	(2,413,822)
Plus: excess investment/basis differences	1,421,497	1,547,462
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	3,354,800	3,361,450
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	30,483	30,483
Elimination of consolidated real estate investment interest through joint venture	(47,323)	(52,305)
Retail investment, net	479	16,091
Investment in Unconsolidated Real Estate Affiliates, net	$3,338,439	$3,355,719
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$3,360,839	$3,377,112
Liability - Investment in Unconsolidated Real Estate Affiliates	(22,400)	(21,393)
Investment in Unconsolidated Real Estate Affiliates, net	$3,338,439	$3,355,719

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$303,103	$289,606	$594,575	$585,473
Tenant recoveries	119,108	119,923	241,750	241,942
Overage rents	5,325	4,085	11,629	10,192
Condominium sales	12,384	83,402	49,273	180,389
Other	12,732	12,763	31,002	25,842
Total revenues	452,652	509,779	928,229	1,043,838
Expenses:
Real estate taxes	38,221	32,408	74,357	67,465
Property maintenance costs	945	9,575	12,608	21,064
Marketing	3,326	3,916	8,917	8,478
Other property operating costs	56,686	56,299	112,991	109,930
Condominium cost of sales	9,029	60,809	35,924	131,524
Provision for doubtful accounts	1,361	2,059	3,921	4,023
Property management and other costs (2)	22,453	19,910	45,863	38,370
General and administrative	1,109	490	1,667	1,063
Depreciation and amortization	159,243	127,240	284,323	249,732
Total expenses	292,373	312,706	580,571	631,649
Operating income	160,279	197,073	347,658	412,189
Interest income	1,583	2,815	3,424	5,543
Interest expense	(116,083)	(114,193)	(220,647)	(225,181)
Provision for income taxes	(198)	(268)	(402)	(545)
Equity in loss of unconsolidated joint ventures	(10,107)	(6,357)	(17,672)	(10,711)
Income from continuing operations	35,474	79,070	112,361	181,295
Allocation to noncontrolling interests	(19)	(20)	(37)	(44)
Net income attributable to the ventures	$35,455	$79,050	$112,324	$181,251
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$35,455	$79,050	$112,324	$181,251
Joint venture partners' share of income	(12,639)	(37,093)	(48,240)	(86,322)
Elimination of loss from consolidated real estate investment with interest owned through joint venture	714	388	626	1,440
Loss on retail investment	(1,243)	(575)	(7,099)	(10,787)
Amortization of capital or basis differences	(7,257)	(11,038)	(18,742)	(21,636)
Equity in income of Unconsolidated Real Estate Affiliates	$15,030	$30,732	$38,869	$63,946

(1)	The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Miami Design District subsequent to June 1, 2017.
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

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $5.1 billion as of June 30, 2018 and December 31, 2017, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had retained debt of $84.1 million at one property as of June 30, 2018, and $85.2 million as of December 31, 2017. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies. As of June 30, 2018, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	June 30, 2018 (1)	Weighted-Average Interest Rate (2)	December 31, 2017 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$10,618,364	4.41%	$10,420,252	4.41%
Total fixed-rate debt	10,618,364	4.41%	10,420,252	4.41%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,074,540	3.87%	2,418,628	3.39%
Revolving credit facility (5)	154,731	3.34%	(6,421)	—
Total variable-rate debt	2,229,271	3.83%	2,412,207	3.39%
Total Mortgages, notes and loans payable	$12,847,635	4.31%	$12,832,459	4.22%
Junior subordinated notes	$206,200	3.81%	$206,200	2.83%

(1)	Includes $21.3 million of market rate adjustments and $25.0 million of deferred financing costs, net.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes $23.5 million of market rate adjustments and $30.3 million of deferred financing costs, net.

(4)	$1.4 billion of the variable-rate balance is cross-collateralized.

(5)
Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs. Excludes $100.0 million categorized as held for disposition as of June 30, 2018 (Note 2).

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2018, $18.2 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized. Although a majority of the $12.7 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $808.4 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by GGP. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the six months ended June 30, 2018, we refinanced a consolidated mortgage note at 685 Fifth Avenue. The prior $340.0 million variable-rate consolidated mortgage note matured on July 1, 2018 and had an interest rate of LIBOR plus 2.75%. In connection with the refinancing, $100.0 million remained related to the commercial office unit and a new $275.0 million fixed-rate consolidated mortgage note with a term-to-maturity of 10.0 years and an interest rate of 4.53% was obtained on the retail unit. The $100.0 million was paid down in full in conjunction with the sale of the commercial office unit on July 13, 2018 (Note 17 ).

During the year ended December 31, 2017, we paid down a $73.4 million consolidated mortgage note at Four Seasons Town Centre. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. Four Seasons Town Centre subsequently replaced a property that was sold during the year ended December 31, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 14 properties. In addition, we obtained a new consolidated mortgage note at Mall of Louisiana for $325.0 million with an interest rate of 3.98%. Finally, as a result of the three transactions at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue, we now consolidate a total of $450.0 million consolidated mortgage notes with interest rates of LIBOR plus 2.75% and LIBOR plus 3.25%. Finally, we refinanced a $190.0 million consolidated mortgage note with a $110.0 million consolidated mortgage note at 530 Fifth Avenue. Both notes had an interest rate of LIBOR plus 3.25%. We manage our exposure to interest rate fluctuations related to this debt using interest rate cap agreements. However, our efforts to manage risks associated with interest rate volatility may not be successful.

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our $1.4 billion loan is secured by cross-collateralized mortgages on 14 properties. The interest rate is LIBOR plus 1.75% and the recourse is 50%. The loan matures on April 25, 2019, with two one year extension options.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	June 30, 2018 (1)	Weighted-Average Interest Rate	December 31, 2017 (2)	Weighted-Average Interest Rate
Unsecured debt:
Revolving credit facility	$160,000	3.34%	$—	—
Total unsecured debt	$160,000	3.34%	$—	—

(1)
Excludes deferred financing costs of $5.4 million in 2018 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets and $100.0 million categorized as held for disposition as of June 30, 2018 (Note 2).

(2)	Excludes deferred financing costs of $6.4 million in 2017 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

Our revolving credit facility (the "Facility") as amended on October 30, 2015, provides for revolving loans of up to $1.1 billion. The Facility has an uncommitted accordion feature for a total facility of up to $1.5 billion. The Facility is scheduled to mature in October 2020 and is unsecured. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 130 to 190 basis points or at a base rate plus 30 to 90 basis points, which is determined by the Company's leverage level. The Facility contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio, a maximum leverage ratio and a minimum net cash interest coverage ratio; we are not aware of any instances of non-compliance with such covenants as of June 30, 2018. As of June 30, 2018, $260.0 million was outstanding on the Facility, including $100.0 million categorized as held for disposition as of June 30, 2018 (Note 2).

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPN, completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of Common Securities to GGPOP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPOP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the Junior Subordinated Notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $42.4 million as of June 30, 2018 and $51.3 million as of December 31, 2017. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2018.

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

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of June 30, 2018.

NOTE 8        EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to GGPOP Common, Preferred, and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions to preferred GGPOP units	$(628)	$(882)	$(1,261)	$(3,014)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (Common units)	(818)	(676)	(1,378)	(1,251)
Net income allocation to noncontrolling interests in GGPOP from continuing operations (LTIP units)	(190)	(299)	(324)	(553)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(313)	(598)	(846)	(847)
Allocation to noncontrolling interests	(1,949)	(2,455)	(3,809)	(5,665)
Other comprehensive (income) loss allocated to noncontrolling interests	84	320	86	315
Comprehensive income allocated to noncontrolling interests	$(1,865)	$(2,135)	$(3,723)	$(5,350)

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

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The common redeemable noncontrolling interests have been recorded at fair value for all periods presented. The preferred redeemable noncontrolling interests have been recorded at carrying value.

Generally, the holders of the Common Units share in any distributions by GGPOP with our common stockholders. However, the GGPOP operating partnership agreement permits distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax. Under certain circumstances, the conversion rate for each Common Unit is required to be adjusted to give effect to stock distributions. If the holders had requested redemption of the Common and Preferred Units as of June 30, 2018, the aggregate amount of cash we would have paid would have been $171.1 million and $52.3 million, respectively.

GGPOP issued Preferred Units that are, or were, convertible into Common Units of GGPOP at the rates below (subject to adjustment). The holder may convert the Series D and Series E Preferred Units into Common Units of GGPOP at any time, subject to certain restrictions. The Common Units are convertible into common stock at approximately a one-to-one ratio at the current stock price.

	Number of Common Units for each Preferred Unit	Number of Contractual Preferred Units Outstanding as of June 30, 2018 (in thousands)	Converted Basis to Common Units Outstanding as of June 30, 2018 (in thousands)	Conversion Price	Redemption Value (1) (in thousands)
Series B	3.00000	10	—	$16.66670	$486
Series D	1.50821	533	835	33.15188	26,637
Series E	1.29836	503	679	38.51000	25,133
					$52,256

(1)	As of July 10, 2017, the Series B preferred unit conversion option expired and now has a fixed cash redemption value of $50 per unit.

The following table reflects the activity of the common redeemable noncontrolling interests for the six months ended June 30, 2018, and 2017.

Balance at January 1, 2017	$262,727
Net income	1,251
Distributions	(2,887)
Redemption of GGPOP units	(651)
Other comprehensive loss	(315)
Fair value adjustment for noncontrolling interests in Operating Partnership	(10,346)
Balance at June 30, 2017	$249,779

Balance at January 1, 2018	$248,126
Net income	1,378
Distributions	(3,684)
Other comprehensive loss	(86)
Fair value adjustment for noncontrolling interests in Operating Partnership	(22,395)
Balance at June 30, 2018	$223,339

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

Our Dividend Reinvestment Plan ("DRIP") provides eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares of common stock. Eligible stockholders who enroll in the DRIP on or before the fourth business day preceding the record date for a dividend payment will be able to have that dividend reinvested. As a result of the DRIP elections, 11,239 shares were issued during the six months ended June 30, 2018 and 28,693 shares were issued during the six months ended June 30, 2017.

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

Our Board of Directors declared preferred stock dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
July 31	September 17, 2018	October 1, 2018	$0.3984
May 3	June 15, 2018	July 2, 2018	0.3984
February 7	March 15, 2018	April 2, 2018	0.3984
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the three months ended June 30, 2018, and 2017:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Total
Balance at April 1, 2017	$(67,998)	$117	$(67,881)
Other comprehensive income (loss)	(3,709)	(3)	(3,712)
Balance at June 30, 2017	$(71,707)	$114	$(71,593)

Balance at April 1, 2018	$(72,398)	$167	$(72,231)
Other comprehensive income (loss)	(9,954)	(44)	(9,998)
Balance at June 30, 2018	$(82,352)	$123	$(82,229)

The following table reflects the activity of the components of accumulated other comprehensive loss for the six months ended June 30, 2018, and 2017:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Total
Balance at January 1, 2017	$(70,560)	$104	$(70,456)
Other comprehensive income (loss)	(1,147)	10	(1,137)
Balance at June 30, 2017	$(71,707)	$114	$(71,593)

Balance at January 1, 2018	$(72,022)	$116	$(71,906)
Other comprehensive income (loss)	(10,330)	7	(10,323)
Balance at June 30, 2018	$(82,352)	$123	$(82,229)

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerators - Basic and Diluted:
Net income	95,564	128,318	161,460	238,687
Preferred Stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Allocation to noncontrolling interests	(1,949)	(2,455)	(3,809)	(5,665)
Net income attributable to common stockholders	$89,631	$121,879	$149,683	$225,054
Denominators:
Weighted-average number of common shares outstanding - basic	958,387	882,255	957,921	883,374
Effect of dilutive securities	1,808	63,070	2,321	64,038
Weighted-average number of common shares outstanding - diluted	960,195	945,325	960,242	947,412
Anti-dilutive Securities:
Effect of Preferred Units	1,514	1,544	1,514	1,544
Effect of Common Units	8,374	4,809	8,374	4,780
Effect of LTIP Units	1,725	1,879	1,756	1,885
Weighted-average number of anti-dilutive securities	11,613	8,232	11,644	8,209

For the three and six months ended June 30, 2017, dilutive options and dilutive shares related to the warrants are included in the denominator of diluted EPS.

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

GGP owned 55,969,390 shares of treasury stock as of June 30, 2018 and 2017. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Additionally, GGPN holds 27,459,195 shares of stock as a result of warrants purchased during the year ended December 31, 2013. These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

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

Compensation expense related to stock-based compensation plans for the three and six months ended June 30, 2018, and 2017 is summarized in the following table in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options - Property management and other costs	$59	$981	$147	$1,954
Stock options - General and administrative	10	2,449	74	4,635
Restricted stock - Property management and other costs	2,002	1,546	3,105	3,058
Restricted stock - General and administrative	1,284	1,308	1,894	1,827
LTIP Units - Property management and other costs	272	393	635	792
LTIP Units - General and administrative	3,793	6,333	7,962	10,942
Total	$7,420	$13,010	$13,817	$23,208

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan for GGP for the six months ended June 30, 2018 and 2017:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	14,427,103	$17.84	15,277,189	$17.90
Granted	—	—	—	—
Exercised	(249,508)	15.66	(406,383)	17.84
Forfeited	(1,082)	28.86	(108,554)	22.75
Expired	(48,919)	22.96	(4,107)	28.86
Stock options Outstanding at June 30,	14,127,594	$17.86	14,758,145	$17.86

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	4,747,664	$26.98	4,345,912	$27.27
Granted	—	—	553,526	25.38
Exercised	(64,499)	29.15	(32,680)	29.15
Forfeited	(179,824)	25.82	(58,894)	26.77
Expired	—	—	—	—
LTIP Units Outstanding at June 30,	4,503,341	$26.99	4,807,864	$27.05

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock Outstanding at January 1,	1,089,364	$25.29	476,686	$27.11
Granted	1,074,137	21.52	808,448	25.30
Vested	(230,147)	26.18	(166,852)	26.81
Canceled	(73,994)	25.74	(69,761)	25.92
Restricted stock Outstanding at June 30,	1,859,360	22.98	1,048,521	25.84

NOTE 11    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	June 30, 2018	December 31, 2017
Trade receivables	$90,628	$109,968
Short-term tenant receivables	4,785	4,776
Straight-line rent receivable	233,884	233,630
Other accounts receivable	5,117	5,165
Total accounts receivable	334,414	353,539
Provision for doubtful accounts	(22,754)	(19,458)
Total accounts receivable, net	$311,660	$334,081

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 12    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	June 30, 2018	December 31, 2017
Notes receivable	$342,253	$404,129
Accrued interest	9,169	13,429
Total notes receivable	351,422	417,558

On July 12, 2017, we entered into a promissory note with our joint venture GS Portfolio Holdings II, LLC ("GSPHII"), in which we lent GSPHII $127.4 million that bears interest at 6.3% from January 1, 2018 until the note matures on December 31, 2018. Interest payments occur a month in arrears, commencing on the first day of the second calendar month with a final payment on the maturity date. The note is collateralized by GSPHII's interest in four anchor boxes.

On May 23, 2017, we entered into a promissory note with our joint venture partner, Bayside Equities, LLC ("Bayside Equities"), a subsidiary of AHC, in which we lent Bayside Equities $19.1 million that bears interest at 12.2% per annum. The note is collateralized by Bayside Equities' economic interest in Riverchase Galleria and the Tysons Galleria anchor box and matures on May 23, 2021.

Notes receivable includes $204.3 million of notes receivable from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million to our joint venture partner in the retail portion and bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 8.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of June 30, 2018, there was $175.8 million outstanding on the first note. The $80.0 million outstanding on the second note was paid down in full during the second quarter of 2018.

NOTE 13    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30, 2018			December 31, 2017
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$306,701	$(230,532)	$76,169	$411,789	$(313,228)	$98,561
Below-market ground leases, net	118,994	(15,910)	103,084	118,994	(14,870)	104,124
Real estate tax stabilization agreement, net	111,506	(48,237)	63,269	111,506	(45,081)	66,425
Total intangible assets	$537,201	$(294,679)	$242,522	$642,289	$(373,179)	$269,110
Remaining prepaid expenses and other assets:
Restricted cash			69,892			67,335
Security and escrow deposits			2,294			2,308
Prepaid expenses			52,435			54,987
Other non-tenant receivables			29,957			31,265
Deferred tax, net of valuation allowances			22,570			21,061
Other			22,904			69,790
Total remaining prepaid expenses and other assets			200,052			246,746
Total prepaid expenses and other assets			$442,574			$515,856

GGP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30, 2018			December 31, 2017
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	304,092	(142,874)	$161,218	348,984	(162,228)	$186,756
Above-market headquarters office leases, net	—	—	—	4,342	(3,860)	482
Above-market ground leases, net	9,880	(2,857)	7,023	9,880	(2,648)	7,232
Total intangible liabilities	$313,972	$(145,731)	$168,241	$363,206	$(168,736)	$194,470
Remaining accounts payable and accrued expenses:
Accrued interest			43,282			43,874
Accounts payable and accrued expenses			48,902			77,405
Accrued real estate taxes			81,075			78,213
Deferred gains/income			84,308			90,379
Accrued payroll and other employee liabilities			34,786			54,520
Construction payable			246,639			221,172
Tenant and other deposits			26,195			32,106
Insurance reserve liability			12,862			12,035
Capital lease obligations			5,385			5,385
Conditional asset retirement obligation liability			6,201			6,149
Other			120,650			103,724
Total remaining Accounts payable and accrued expenses			710,285			724,962
Total Accounts payable and accrued expenses			$878,526			$919,432

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,191	$2,187	$4,341	$4,385
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,639	1,615	3,237	3,241

NOTE 17    SUBSEQUENT EVENTS

On July 2, 2018, the company obtained a new fixed-rate loan at Plaza Frontenac for $100.0 million with an interest rate of 4.43%. The loan replaced a fixed-rate loan of $52.0 million with an interest rate of 3.04%.

On July 12, 2018, the company obtained a new fixed-rate subordinate loan at The Woodlands Mall for $62.4 million with an interest rate of 4.05%.

On July 12, 2018, the company obtained a new fixed-rate loan at Christiana Mall for $550.0 million with an interest rate of 4.28%. The loan replaced a fixed-rate loan of $225.0 million with an interest rate of 5.10%.

On July 13, 2018, the company completed the sale of the commercial office unit at 685 Fifth Avenue for a gross sales price of $135.0 million. In conjunction with the sale, we paid down a $100.0 million loan. The assets and liabilities related to the 685 Fifth Avenue office property were classified as held for sale on the Consolidated Balance Sheets as of June 30, 2018.

On July 26, 2018, the company held a special meeting of its common stockholders. At the special meeting, holders of record of GGP common stock on June 22, 2018, the record date for the special meeting, voted upon and approved the transactions. The completion of the transactions remains subject to certain customary closing conditions. The company expects that the transactions will be completed by the end of August this year.

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

Overview

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and stockholders. We are an S&P 500 real estate company with a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot) and urban retail properties. GGP Inc. defines best-in-class retail and modern luxury through curated merchandising and elegant culinary experiences set against the backdrop of refined ambiance across this distinguished collection of destinations. Our retail properties are the core centers of retail, dining and entertainment within their trade areas and, therefore, represent hubs of daily life. As of June 30, 2018, we own, either entirely or with joint venture partners, 125 retail properties located throughout the United States comprising approximately 122 million square feet of gross leasable area ("GLA").

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

As of June 30, 2018 the portfolio was 95.6% leased, compared to 95.7% leased at June 30, 2017. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 11.8% higher than the final rents paid on expiring leases.

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

As previously announced, we had reached an agreement with BPY, pursuant to which, among other things, BPY will acquire all of our outstanding shares of common stock, other than those that BPY and its affiliates already own. The transactions provide for distribution and consideration per GGP share of up to $23.50 in cash or a choice of either one BPY limited partnership unit or one newly created share of BPR, subject to proration in each case, based on aggregate cash amount of $9.25 billion. The BPR shares were structured with the intention of providing an economic return equivalent to BPY units, including identical distributions. BPR shareholders will have the right to exchange each BPR share for one BPY unit or the cash equivalent of one BPY unit at the election of BPY. On July 26, 2018, the company held a special meeting of its common stockholders. At the special meeting, holders of record of GGP common stock on June 22, 2018, the record date for the special meeting, voted upon and approved the transactions. The completion of the transactions remains subject to certain customary closing conditions. The company expects that the transactions will be completed by the end of August this year.

Financial Overview

Net income attributable to GGP decreased from $233.0 million for the six months ended June 30, 2017 to $157.7 million for the six months ended June 30, 2018 primarily due to a one-time gain on debt extinguishment in the prior year. Our Company NOI (as defined below) increased 0.6% from $1.1 billion for the six months ended June 30, 2017 to $1.1 billion for the six months ended June 30, 2018. Our Company FFO (as defined below) increased 0.6% from $680.9 million for the six months ended June 30, 2017 to $685.3 million for the six months ended June 30, 2018.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to GGP.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	June 30, 2018 (1)	June 30, 2017 (1)
In-Place Rents Per Square Foot for Total Retail Properties (2)	$78.37	$78.22

Percentage Leased for Total Retail Properties	95.6%	95.7%

(1)
Metrics exclude properties acquired in the year ended December 31, 2017 and the six months ended June 30, 2018, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

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

	# of Leases	SF	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,266	4,085,587	6.7	$59.23	$52.98	$6.26	11.8%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended June 30, 2018 and 2017

The following table is a breakout of the components of minimum rents:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$362,649	$350,787	$11,862	3.4%
Lease termination income	20,306	3,373	16,933	502.0%
Straight-line rent	(667)	1,385	(2,052)	(148.2)%
Above and below-market tenant leases, net	(2,976)	(6,340)	3,364	(53.1)%
Total Minimum rents	$379,312	$349,205	$30,107	8.6%

Base minimum rents increased $11.9 million primarily due to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $7.2 million increase in base minimum rents during the second quarter of 2018 compared to the second quarter of 2017. In addition, the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 resulted in a $2.1 million increase in base minimum rents. Rents from new developments and contractual rent steps between 2017 and 2018 also increased base minimum rents. The disposition of three operating properties during 2017 resulted in an offsetting $4.2 million decrease in base minimum rents.

Lease termination income increased $16.9 million from one tenant at multiple operating properties.

Tenant recoveries decreased $5.8 million due in part to the disposition of three operating properties during 2017. These dispositions resulted in a $2.5 million decrease in tenant recoveries during the second quarter of 2018 compared to the second quarter of 2017.

Management fees and other corporate revenues increased $5.2 million primarily due to a $4.8 million increase in property and asset management fees related to the Seritage joint venture (Note 5).

Other revenue decreased $2.8 million primarily due to the disposition of three operating properties during 2017, resulting in a $5.8 million decrease in other revenue. The sale of a land parcel at one property during 2017 resulted in an offsetting $2.3 million in other revenue.

Real estate taxes increased $3.6 million due in part to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $1.8 million increase in real estate taxes during the second quarter of 2018 compared to the second quarter of 2017.

General and administrative expense decreased $3.8 million primarily due to a decrease in compensation expense (Note 10).

Interest and dividend income decreased $7.9 million primarily due to the settlement of notes receivable with our joint venture partners during 2017.

Interest expense increased $6.4 million primarily due to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $6.9 million increase in interest expense during the second quarter of 2018 compared to the second quarter of 2017. In addition, we obtained a new consolidated mortgage note at Mall of Louisiana during the third quarter of 2017, resulting in a $3.3 million increase in interest expense. The disposition of three operating properties during 2017 resulted in an offsetting $2.9 million decrease in interest expense.

The loss on foreign currency during the three months ended June 30, 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement of a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013.

The gain on extinguishment of debt during the three months ended June 30, 2017 relates to Lakeside Mall, which was conveyed to the lender in full satisfaction of the debt.

The loss from changes in control of investment properties and other of $15.8 million during the three months ended June 30, 2017 relates to the acquisition of the remaining interest in Neshaminy Mall and our sale of our interest in Red Cliffs Mall.

Provision for income taxes decreased $3.9 million primarily due to a decrease in taxable income recognized by our taxable REIT subsidiary for the sale of condominiums.

Equity in income of Unconsolidated Real Estate Affiliates decreased $15.7 million primarily due to a decrease in income recognition on condominiums and demolition work at one property.

Six months ended June 30, 2018 and 2017

The following table is a breakout of the components of minimum rents:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$724,561	$704,437	$20,124	2.9%
Lease termination income	25,909	9,308	16,601	178.4%
Straight-line rent	593	493	100	20.3%
Above and below-market tenant leases, net	(3,228)	(16,020)	12,792	(79.9)%
Total Minimum rents	$747,835	$698,218	$49,617	7.1%

Base minimum rents increased $20.1 million primarily due to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $14.2 million increase in base minimum rents during the first six months of 2018 compared to the first six months of 2017. In addition, the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 resulted in a $5.1 million increase in base minimum rents. Rents from new developments and contractual rent steps between 2017 and 2018 also increased base minimum rents. The disposition of three operating properties during 2017 resulted in an offsetting $9.0 million decrease in base minimum rents.

Lease termination income increased $16.6 million from one tenant at multiple operating properties.

Tenant recoveries decreased $11.8 million primarily due to the disposition of three operating properties during 2017. This resulted in a $5.0 million decrease in tenant recoveries during the first six months of 2018 compared to the first six months of 2017. The acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 resulted in an offsetting $1.9 million increase in tenant recoveries.

Management fees and other corporate revenues increased $2.8 million primarily due to $9.4 million increase in property and asset management fees related to the Seritage joint venture (Note 5). This is partially offset by a $4.3 million one-time profit participation payment received during 2017 related to our Aeropostale joint venture (Note 3).

Other revenue decreased $6.4 million primarily due to the disposition of three operating properties during 2017, resulting in a $6.0 million decrease in other revenue, and a contract termination fee of $3.2 million received during 2017. The sale of a land parcel at one property during 2017 resulted in an offsetting $2.3 million in other revenue.

Real estate taxes increased $5.8 million primarily due to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $3.7 million increase in real estate taxes during the first six months of 2018 compared to the first six months of 2017.

General and administrative expense decreased $6.3 million primarily due to a decrease in compensation expense (Note 10).

The provision for impairment during the six months ended June 30, 2018 is related to an impairment charge recorded on one operating property (Note 2).

Depreciation and amortization increased $14.4 million primarily due to the write-off of $9.4 million of corporate assets in 2018. In addition, the consolidation of 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue during the third quarter of 2017 resulted in a $10.6 million increase in depreciation and amortization and the acquisition of our joint venture partner's interest in

Neshaminy during the second quarter of 2017 resulted in a $3.7 million increase in depreciation and amortization. The disposition of three operating properties during 2017 resulted in an offsetting $5.1 million decrease in depreciation and amortization.

Interest and dividend income decreased $16.7 million primarily due to the settlement of notes receivable with our joint venture partners during 2017.

Interest expense increased $12.0 million primarily due to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $13.3 million increase in interest expense during the first six months of 2018 compared to the first six months of 2017. In addition, we obtained a new consolidated mortgage note at Mall of Louisiana during the third quarter of 2017, resulting in a $6.6 million increase in interest expense. The disposition of three operating properties during 2017 resulted in an offsetting $5.9 million decrease in interest expense.

The loss on foreign currency during the six months ended June 30, 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement of a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013.

The gain from changes in control of investment properties and other of $12.7 million during the six months ended June 30, 2018 relates to the sale of a 49.9% joint venture interest in the Sears Box at Oakbrook Center (Note 3). The loss from changes in control of investment properties and other of $15.8 million during the six months ended June 30, 2017 relates to the acquisition of the remaining interest in Neshaminy Mall and our sale of our interest in Red Cliffs Mall.

Provision for income taxes decreased $8.7 million primarily due to a decrease in taxable income recognized by our taxable REIT subsidiary for the sale of condominiums.

Equity in income of Unconsolidated Real Estate Affiliates decreased $25.1 million primarily due to a decrease in income recognition on condominiums and demolition work at one property.

The Unconsolidated Real Estate Affiliates - gain on investment during the six months ended June 30, 2018 is related to the sale of a portion of our interest in Aeropostale (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $194.7 million of consolidated unrestricted cash and $790.0 million of available credit under our credit facility as of June 30, 2018, as well as anticipated cash provided by operations.

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

During the six months ended June 30, 2018, we refinanced a consolidated mortgage note at 685 Fifth Avenue. The prior $340.0 million variable-rate consolidated mortgage note matured on July 1, 2018 and had an interest rate of LIBOR plus 2.75%. In connection with the refinancing, $100.0 million remained related to the commercial office unit and a new $275.0 million fixed-rate consolidated mortgage note with a term-to-maturity of 10.0 years and an interest rate of 4.53% was obtained on the retail unit. The $100.0 million was paid down in full in conjunction with the sale of the commercial office unit on July 13, 2018 (Note 17 ).

During the year ended December 31, 2017, we paid down a $73.4 million consolidated mortgage note at Four Seasons Town Centre. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. Four Seasons Town Centre subsequently replaced a property that was sold during the year ended December 31, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 14 properties. In addition, we obtained a new consolidated mortgage note at Mall of Louisiana for $325.0 million with an interest rate of 3.98%. We also obtained a new unconsolidated mortgage note at one property for $74.2 million with an interest rate of 3.77% and paid down a $60.0 million unconsolidated mortgage note at that property with an interest rate of LIBOR plus 1.75%. Finally, we refinanced a $190.0 million consolidated mortgage note with a $110.0 million consolidated mortgage note at 530 Fifth Avenue. Both notes had an interest rate of LIBOR plus 3.25%. Additional financing activity is related to draws and repayments on the corporate revolver.

As of June 30, 2018, we had $2.8 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of June 30, 2018, our proportionate share of total debt aggregated $18.6 billion. Our total debt includes our consolidated debt of $13.1 billion and our share of Unconsolidated Real Estate Affiliates debt of $5.6 billion. Of our proportionate share of total debt, $1.3 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 27.8% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.2 billion at our proportionate share or approximately 18.1% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of June 30, 2018. The $206.2 million of Junior Subordinated Notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2022.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2018	$332,766	$195,593
2019	1,178,353	1,076,494
2020	1,660,913	1,102,336
2021	2,936,891	318,502
2022	1,426,337	1,130,247
Subsequent	5,518,575	1,762,393
Total	$13,053,835	$5,585,565

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

We have development and redevelopment activities totaling approximately $1.4 billion under construction and $72 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	GGP's Total Projected Share of Cost	GGP's Investment to Date (1)	Expected Return on Investment (2)	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)
Under Construction
New Development Norwalk, CT	Ground up development	525	206	7-9%	2020
Staten Island Mall Staten Island, NY	Expansion	231	185	7-9%	2019
Other Projects	Redevelopment projects at various properties	689	527	6-8%	2018
	Total Projects Under Construction	$1,445	$919
Projects in Pipeline
Other Projects	Redevelopment projects at various properties	72	25	7-9%	TBD
	Total Projects in Pipeline	$72	$25

(1)	Projected costs and investments to date exclude capitalized interest and internal overhead.

(2)	Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the six months ended June 30, 2018 increased from December 31, 2017 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to GGP's investment to date.

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

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Operating capital expenditures (1)	$71,364	$72,887
Tenant allowances and capitalized leasing costs (2)	96,798	90,969
Capitalized interest and capitalized overhead	36,162	29,007
Total	$204,324	$192,863

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 4.2 million square feet.

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13, 2018	July 31, 2018	$0.22
February 7	April 13, 2018	April 30, 2018	0.22
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. Our Board of Directors declared preferred stock dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
July 31	September 17, 2018	October 1, 2018	$0.3984
May 3	June 15, 2018	July 2, 2018	0.3984
February 7	March 15, 2018	April 2, 2018	0.3984
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $538.0 million for the six months ended June 30, 2018 and $482.5 million for the six months ended June 30, 2017. Significant changes in the components of net cash provided by operating activities include:

•	in 2018, a decrease in cash outflows for marketing and property maintenance & operating costs due to a continued effort to reduce operating expenses; and

•	in 2017, an increase in cash inflows from tenant recoveries.

Cash Flows from Investing Activities

Net cash used in investing activities was $184.6 million for the six months ended June 30, 2018 and $261.4 million for the six months ended June 30, 2017. Significant components of net cash (used in) provided by investing activities include:

•	in 2018, development of real estate and property improvements, $(362.0) million;

•	in 2018, proceeds from repayment of loans to joint venture partners, $80.0 million;

•	in 2018, contributions to unconsolidated real estate affiliates $(82.6) million;

•	in 2018, distributions received from unconsolidated real estate affiliates in excess of income $124.8 million;

•	in 2017, development of real estate and property improvements, $(318.9) million;

•	in 2017, proceeds from repayment of loans to joint venture partners, $47.1 million;

•	in 2017, contributions to unconsolidated real estate affiliates $(44.8) million; and

•	in 2017, distributions received from unconsolidated real estate affiliates in excess of income $62.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $320.8 million for the six months ended June 30, 2018 and $486.8 million for the six months ended June 30, 2017. Significant components of net cash used in financing activities include:

•	in 2018, proceeds from the refinancing or issuance of mortgages, notes and loans payable, of $790.0 million; net of principal payments of $(677.9) million;

•	in 2018, cash distributions paid to common stockholders of $(421.4) million;

•	in 2017, proceeds from the refinancing or issuance of mortgages, notes and loans payable, of $575.0 million; net of principal payments of $(368.7) million;

•	in 2017, repurchase of treasury stock of $(77.0) million; and

•	in 2017, cash distributions paid to common stockholders of $(618.8) million.

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

For the six months ended June 30, 2018, there were no significant changes to these policies except for the policies related to the derecognition of nonfinancial assets and in substance nonfinancial assets, including real estate, and the recognition of the related gain on sale of investment properties as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets, as of January 1, 2018 as described in Note 2.

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

The following table reconciles GAAP Operating Income to Company NOI (dollars in thousands) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating Income	$211,556	$182,793	$359,085	$375,662
Loss (gain) on sales of investment properties	40	83	23	(1,128)
Depreciation and amortization	173,642	174,298	359,035	344,596
Provision for impairment	—	—	38,379	—
General and administrative	12,041	15,862	24,288	30,546
Property management and other costs	36,595	39,025	76,169	80,139
Management fees and other corporate revenues	(26,030)	(20,847)	(51,795)	(48,990)
Consolidated Properties	407,844	391,214	805,184	780,825
Noncontrolling interest in NOI of Consolidated Properties	(4,982)	(5,102)	(10,219)	(10,822)
NOI of sold interests	(2)	(4,903)	(225)	(10,381)
Unconsolidated Properties	172,144	175,836	342,545	361,930
Proportionate NOI	575,004	557,045	1,137,285	1,121,552
Company adjustments:
Minimum rents	3,734	3,453	2,860	11,612
Real estate taxes	1,490	1,491	2,979	2,979
Property operating expenses	769	789	1,537	1,576
Company NOI	$580,997	$562,778	$1,144,661	$1,137,719

The following table reconciles GAAP Net income attributable to GGP to Company EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Income Attributable to GGP	$93,615	$125,863	$157,651	$233,022
Allocation to noncontrolling interests	1,949	2,455	3,809	5,665
Loss (gain) on sales of investment properties	40	83	23	(1,128)
Gain on extinguishment of debt	—	(55,112)	—	(55,112)
Loss (gain) from changes in control of investment properties and other	—	15,841	(12,664)	15,841
Unconsolidated Real Estate Affiliates - gain on investment	—	—	(10,361)	—
Equity in income of Unconsolidated Real Estate Affiliates	(15,030)	(30,732)	(38,869)	(63,946)
Provision for impairment	—	—	38,378	—
(Benefit from) provision for income taxes	(22)	3,844	(302)	8,354
Loss on foreign currency	—	3,877	—	694
Interest expense	140,562	134,209	278,488	266,532
Interest and dividend income	(9,518)	(17,452)	(18,667)	(35,388)
Depreciation and amortization	173,642	174,298	359,035	344,596
Consolidated Properties	385,238	357,174	756,521	719,130
Noncontrolling interest in EBITDA of Consolidated Properties	(4,783)	(4,904)	(9,820)	(10,397)
EBITDA of sold interests	—	(4,815)	(196)	(10,209)
Unconsolidated Properties	160,686	165,784	319,684	342,405
Proportionate EBITDA	541,141	513,239	1,066,189	1,040,929
Company adjustments:
Minimum rents	3,734	3,453	2,860	11,612
Real estate taxes	1,490	1,491	2,979	2,979
Property operating expenses	769	789	1,537	1,576
General and administrative	889	—	$1,401	$—
Company EBITDA	$548,023	$518,972	$1,074,966	$1,057,096

The following table reconciles GAAP net income attributable to GGP to Company FFO for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Income Attributable to GGP	$93,615	$125,863	$157,651	$233,022
Redeemable noncontrolling interests	1,008	975	1,702	1,805
Provision for impairment excluded from FFO	—	—	38,379	—
Noncontrolling interests in depreciation of Consolidated Properties	(2,135)	(2,008)	(4,331)	(4,783)
Loss (gain) on sales of investment properties	40	83	23	(1,128)
Preferred stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Loss (gain) from changes in control of investment properties and other	—	15,841	(12,664)	15,841
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	169,297	169,867	341,133	335,844
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	83,856	74,566	155,922	148,559
FFO (1)	341,697	381,203	669,847	721,192
Company adjustments:
Minimum rents	3,734	3,453	2,860	11,612
Real estate taxes	1,490	1,491	2,979	2,979
Property operating expenses	769	789	1,537	1,576
General and administrative	889	—	1,401	—
Depreciation on non-income producing assets	—	—	9,408	—
Investment income, net	(205)	(205)	(409)	(409)
Market rate adjustments	(1,172)	(1,122)	(2,327)	(2,331)
Loss on foreign currency	—	3,877	—	694
FFO from sold interests	—	(54,769)	(15)	(54,379)
Company FFO	$347,202	$334,717	$685,281	$680,934

(1)	FFO as defined by the National Association of Real Estate Investment Trusts.

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

Although a number of conditions to the completion of the Transactions have been satisfied, certain other conditions remain to be satisfied and if these conditions are not satisfied or waived, the Transactions will not be completed.
Completion of the Transactions is subject to a number of conditions which must be satisfied or waived under the merger agreement in order for the Transactions to be completed.
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
In addition to the pre-closing dividend that GGP expects to declare and pay to its common stockholders who are not affiliated with BPY in connection with the Transactions under the merger agreement, GGP is permitted to pay the second quarter dividend of $0.22 per share of GGP common stock declared on May 3, 2018 and payable on July 31, 2018, to holders of record of GGP common stock (other than BPY and BPY's affiliates) on July 13, 2018.
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
Although GGP and BPY generally have agreed to use their reasonable best efforts to close the Transactions as promptly as practicable in accordance with the merger agreement, certain factors could delay the closing. Therefore, even if GGP has available net income or net cash to make distributions to its common stockholders and satisfies any other conditions to make such distributions, the terms of the merger agreement could prohibit such action.
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

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

None.

ITEM 6     EXHIBITS

2.1*	Amendment to Agreement and Plan of Merger, dated as of June 25, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and GGP Inc.

10.1	Amended and Restated Class B Stock Exchange Agreement, dated as of June 25, 2018, by and among GGP Inc. and the parties listed on Exhibit A thereto

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, has been filed with the SEC on July 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2018. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

2.1*	Amendment to Agreement and Plan of Merger, dated as of June 25, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and GGP Inc.	S-4	2.2	6/25/2018	333-224593

10.1	Amended and Restated Class B Stock Exchange Agreement, dated as of June 25, 2018, by and among GGP Inc. and the parties listed on Exhibit A thereto	S-4	10.2	6/25/2018	333-224593

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from GGP Inc.'s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, has been filed with the SEC on July 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

*	Certain exhibits and schedules have been omitted pursuant to Item 602(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GGP INC.
(Registrant)

Date: July 31, 2018	By:	/s/ Heath Fear
Heath Fear
Chief Financial Officer
(on behalf of the Registrant)