Form 10-Q
period 2018-09-30
Brookfield Property REIT Inc.
filed 2018-11-08
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2018

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Transition Period from                    to

COMMISSION FILE NUMBER 1-34948

Brookfield Property REIT Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2963337
(State or other jurisdiction of incorporating or organization)	(I.R.S. Employer Identification Number)

250 Vesey Street, 15th Floor, New York, NY	10281-1023
(Address of principal executive offices)	(Zip Code)

(212) 417-7000
(Registrant's telephone number, including area code)

GGP Inc.
(Former name)

350 N. Orleans St., Suite 300, Chicago, IL
(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
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
☒ Yes      ☐ No
The number of shares of Class A Stock, $.01 par value, outstanding on November 5, 2018 was 127,325,845.

Brookfield Property REIT Inc.

Brookfield Property REIT Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$2,745,905	$4,013,874
Buildings and equipment	11,005,853	16,957,720
Less accumulated depreciation	(2,183,128)	(3,188,481)
Construction in progress	525,169	473,118
Net property and equipment	12,093,799	18,256,231
Investment in Unconsolidated Real Estate Affiliates	5,197,113	3,377,112
Net investment in real estate	17,290,912	21,633,343
Cash and cash equivalents	260,716	164,604
Accounts receivable, net	221,535	334,081
Notes receivable	335,943	417,558
Deferred expenses, net	164,228	284,512
Prepaid expenses and other assets	292,746	494,795
Deferred tax assets, net	591,589	18,633
Total assets	$19,157,669	$23,347,526
Liabilities:
Mortgages, notes and loans payable	$13,012,731	$12,832,459
Investment in Unconsolidated Real Estate Affiliates	123,701	21,393
Accounts payable and accrued expenses	876,165	919,432
Dividend payable	3,942	219,508
Junior subordinated notes	206,200	206,200
Total liabilities	14,222,739	14,198,992
Redeemable equity interests	3,080,808	—
Redeemable noncontrolling interests	73,581	248,126
Total redeemable interests	3,154,389	248,126
Equity:
Class B Stock: 4,942,500,000 shares authorized, $0.01 par value, 421,682,697 issued and outstanding as of September 30, 2018	4,217	—
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of September 30, 2018	6,401	—
Common Stock: 11,000,000,000 shares authorized, $0.01 par value, 1,040,382,900 issued, 956,982,536 outstanding as of December 31, 2017	—	10,130
Preferred Stock: 500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	242,042	242,042
Additional paid-in capital	5,088,787	11,845,532
Retained earnings (accumulated deficit)	(5,017,312)	(2,107,498)
Accumulated other comprehensive loss	(84,692)	(71,906)
Common stock in treasury, at cost, 55,969,390 shares as of December 31, 2017	—	(1,122,640)
Total stockholders' equity	239,443	8,795,660
Noncontrolling interests in Consolidated Real Estate Affiliates	43,164	55,379
Noncontrolling interests of the Operating Partnership	1,497,934	49,369
Total equity	1,780,541	8,900,408
Total liabilities, redeemable noncontrolling interests and equity	$19,157,669	$23,347,526

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Revenues:
Minimum rents	$309,983	$363,857	$1,057,817	$1,062,075
Tenant recoveries	133,103	160,755	446,260	485,737
Overage rents	4,681	4,582	14,853	13,799
Management fees and other corporate revenues	30,483	28,806	82,278	77,797
Other	14,899	20,357	49,250	61,079
Total revenues	493,149	578,357	1,650,458	1,700,487
Expenses:
Real estate taxes	55,081	61,516	177,417	178,053
Property maintenance costs	8,381	10,281	34,070	35,980
Marketing	1,801	1,744	4,961	5,185
Other property operating costs	66,327	75,848	209,832	214,742
Provision for doubtful accounts	3,517	2,152	9,180	8,769
Property management and other costs	43,763	35,195	119,932	115,334
General and administrative	15,947	12,037	40,235	42,582
Costs related to the BPY Transaction	204,159	—	204,159	—
Provision for impairment	7,487	—	45,866	—
Depreciation and amortization	156,401	161,278	515,437	505,875
Total expenses	562,864	360,051	1,361,089	1,106,520
Operating income (loss)	(69,715)	218,306	289,369	593,967
Interest and dividend income	7,240	15,948	25,906	51,336
Interest expense	(144,632)	(135,980)	(423,120)	(402,512)
Gain on foreign currency	—	3,889	—	3,195
Gain on extinguishment of debt	—	—	—	55,112
Gain from changes in control of investment properties and other, net	2,850,017	95,165	2,862,681	79,325
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	2,642,910	197,328	2,754,836	380,423
Benefit from (provision for) income taxes	570,716	(6,993)	571,018	(15,347)
Equity in income of Unconsolidated Real Estate Affiliates	20,336	35,937	59,206	99,884
Unconsolidated Real Estate Affiliates - gain on investment, net	478,293	—	488,654	—
Net income	3,712,255	226,272	3,873,714	464,960
Allocation to noncontrolling interests	(28,981)	(3,492)	(32,790)	(9,157)
Net income attributable to Brookfield Property REIT Inc.	3,683,274	222,780	3,840,924	455,803
Class A Stock Earnings Per Share (August 28, 2018 through September 30, 2018) (See Note 9):
Basic & Diluted Earnings Per Share Class A Stock	$0.315		$0.315
Dividends declared per share	$0.315		$0.315
Common Stock Earnings Per Share (Through August 27, 2018) (See Note 9):
Basic	$4.70	$0.25	$4.16	$0.50
Diluted	$4.68	$0.23	$4.15	$0.47
Dividends declared per share (1)	$—	$0.22	$0.44	$0.66

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Comprehensive Income, Net:
Net income	$3,712,255	$226,272	$3,873,714	$464,960
Other comprehensive income (loss)
Foreign currency translation	(2,347)	4,065	(12,764)	2,602
Net unrealized gains (losses) on other financial instruments	8	10	16	21
Other comprehensive income (loss)	(2,339)	4,075	(12,748)	2,623
Comprehensive income	3,709,916	230,347	3,860,966	467,583
Comprehensive income allocated to noncontrolling interests	(29,105)	(3,674)	(32,829)	(9,024)
Comprehensive income attributable to Brookfield Property REIT Inc.	3,680,811	226,673	3,828,137	458,559

(1)     Excludes the Pre-Closing Dividend (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2017	$9,407	$—	$—	$242,042	$11,419,939	$(1,827,866)	$(70,456)	$(1,137,960)	$65,623	$8,700,729	$—

Net income						455,803			2,171	457,974
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(4,472)	(4,472)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									8,638	8,638
Contributions from noncontrolling interest in consolidated Real Estate Affiliates					—				15,258	15,258
Long-Term Incentive Plan Common Unit grants, net (451,585 LTIP Units)					795	(744)			12,550	12,601
Restricted stock grants, net (708,091 common shares)	7			—	6,792					6,799
Employee stock purchase program (127,619 common shares)	1				3,096					3,097
Stock options exercised (443,221 common shares)	4				17,212					17,216
Cancellation of repurchased common shares (12,980,447 common shares)	(128)				(170,514)	(112,464)		283,106		—
Treasury stock purchase (12,650,991 common shares)								(273,984)		(273,984)
Cash dividends reinvested (DRIP) in stock (34,625 common shares)	—			—	834	(138)				696
Other comprehensive income							2,756			2,756
Cash distributions declared ($0.66 per share)						(580,149)				(580,149)
Cash distributions on Preferred Stock						(11,952)				(11,952)
Fair value adjustment for noncontrolling interest in Operating Partnership					34,123					34,123

Balance at September 30, 2017	$9,291	$—	$—	$242,042	$11,312,277	$(2,077,510)	$(67,700)	$(1,128,838)	$99,768	$8,389,330	$—

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2018	$10,130	$—	$—	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408	$—

Cumulative effect of accounting change						(16,864)				(16,864)
Net income						3,789,792			(1,827)	3,787,965	51,132
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(4,213)	(4,213)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates					3,808				(9,229)	(5,421)
Cash dividends reinvested (DRIP) in stock					245	(245)				—
Adjust Mezzanine Equity to Fair Value					40,294					40,294
Long Term Incentive Plan Common Unit (238,655 LTIP Units)									17,859	17,859
Employee stock purchase program					1,797					1,797
Stock options exercised (288,715 common shares)	3				4,972					4,975
Common Stock Issuance (4,098,105 common shares)	41				87,149					87,190
Preferred stock dividend						(11,952)				(11,952)
Other comprehensive loss							(12,786)			(12,786)
Dividends on Common Stock						(421,446)				(421,446)
Restricted stock grants, net (48,773 Class A common shares)	10				9,241					9,251	2,910
Special Pre-Closing Dividend						(9,152,446)			(36,436)	(9,188,882)
BPR Equity Recapitalization (See Note 1)	(10,184)	4,074	—		(7,428,698)	2,903,347		1,122,640	(661)	(3,409,482)	3,408,889
Cash Contribution from BPY			6,401		193,599					200,000
Class A Conversion to Class B (14,328,654 Class B shares)		143			306,347					306,490	(306,490)
Adjust Class A Stock to Fair Value					24,501					24,501	(24,501)
Acquisition of Noncontrolling Interest by Institutional Investor									1,470,857	1,470,857
Class A Dividend										—	(51,132)

Balance at September 30, 2018	$—	$4,217	$6,401	$242,042	$5,088,787	$(5,017,312)	$(84,692)	$—	$1,541,098	$1,780,541	$3,080,808
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$3,873,714	$464,960
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(59,206)	(99,884)
Distributions received from Unconsolidated Real Estate Affiliates	85,269	133,158
Provision for doubtful accounts	9,180	8,769
Depreciation and amortization	515,437	505,875
Amortization/write-off of deferred finance costs	10,381	9,011
Accretion/write-off of debt market rate adjustments	(1,643)	(3,256)
Amortization of intangibles other than in-place leases	15,338	24,874
Straight-line rent amortization	766	(3,260)
Deferred income taxes	(573,109)	9,290
Gain on dispositions, net	—	(4,775)
Unconsolidated Real Estate Affiliates - gain on investment, net	(488,654)	—
Gain from changes in control of investment properties and other, net	(2,862,681)	(79,325)
Provision for impairment	45,866	—
Gain on extinguishment of debt	—	(55,112)
Gain on foreign currency	—	(3,195)
Net changes:
Accounts and notes receivable, net	(19,962)	8,740
Prepaid expenses and other assets	(7,791)	(24,922)
Deferred expenses, net	(28,863)	(16,380)
Accounts payable and accrued expenses	(66,203)	30,844
Other, net	40,386	32,327
Net cash provided by operating activities	488,225	937,739
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	—	(291,046)
Development of real estate and property improvements	(587,418)	(451,078)
Loans to joint venture partners	(6,739)	(53,196)
Proceeds from repayment of loans to joint venture partners	82,000	47,076
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	2,878,021	42,028
Contributions to Unconsolidated Real Estate Affiliates	(102,118)	(71,076)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	343,047	81,763
Net cash (used in) provided by investing activities	2,606,793	(695,529)
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	6,571,856	1,355,000
Principal payments on mortgages, notes and loans payable	(1,186,149)	(680,715)
Deferred finance costs	(110,584)	(3,133)
Issuances of Class C Stock	200,000	—
Treasury stock purchases	—	(267,788)
Cash contributions from noncontrolling interests in consolidated real estate affiliates	1,470,857	15,258
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(4,213)	(4,472)
Cash distributions paid to common stockholders	(9,835,798)	(812,871)
Cash distributions reinvested (DRIP) in common stock	357	834
Cash distributions paid to preferred stockholders	(11,952)	(11,952)
Cash distributions and redemptions paid to unit holders	(106,167)	(15,182)
Other, net	(9,631)	29,681
Net cash used in financing activities	(3,021,424)	(395,340)
Effect of foreign exchange rates on cash and cash equivalents	—	3,195
Net change in cash, cash equivalents and restricted cash	73,594	(149,935)
Cash, cash equivalents and restricted cash at beginning of period	231,939	531,705
Cash, cash equivalents and restricted cash at end of period	$305,533	$381,770

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$442,924	$406,282
Interest capitalized	15,123	6,932
Income taxes paid	2,522	7,947
Accrued capital expenditures included in accounts payable and accrued expenses	219,022	126,306

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1        ORGANIZATION

Readers of this Quarterly Report on Form 10-Q (this "Quarterly Report") should refer to the Company's (as defined below) audited consolidated financial statements for the year ended December 31, 2017 which are included in the Company's Annual Report on Form 10-K (our "Annual Report") for the fiscal year ended December 31, 2017 (Commission File No. 001-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report. Unless context otherwise requires, capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

GGP Inc., ("GGP” or the “Company”) (now known as Brookfield Property REIT Inc. or “BPR"), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust, referred to as a "REIT".

On March 26, 2018, GGP and Brookfield Property Partners L.P. (“BPY”) entered into an agreement and plan of merger (as amended by the amendment thereto dated June 25, 2018, the “Merger Agreement”) pursuant to which BPY would acquire all of the shares of GGP common stock, par value $0.01 per share, that BPY and its affiliates did not already own through a series of transactions (collectively, the “BPY Transaction”), including, among other things, the exchange of all shares of GGP common stock owned by certain affiliates of BPY and any subsidiary of GGP for a newly authorized series of preferred stock of GGP designated Series B Preferred Stock (the “Class B Exchange”) and the payment of a special dividend payable to certain holders of record of GGP common stock pursuant to the terms of the Merger Agreement (the “Pre-Closing Dividend”).

On July 26, 2018, GGP obtained the requisite stockholder approval for the BPY Transaction at a special meeting of GGP stockholders. Therefore, on July 27, 2018, GGP effected the Class B Exchange by exchanging shares of GGP common stock owned by certain affiliates of BPY and any subsidiary of GGP into Series B Preferred Stock.

On August 27, 2018, pursuant to the Merger Agreement, the Pre-Closing Dividend and consideration was paid to all holders of record of GGP common stock (not including holders of GGP restricted stock, but including certain holders of GGP options who are deemed stockholders) on July 27, 2018 following the Class B Exchange. The Pre-Closing Dividend and consideration provided for the distribution of up to $23.50 in cash or a choice of either one BPY limited partnership unit ("BPY unit") or one share of newly authorized Class A Stock of BPR, par value $0.01 per share ("Class A Stock"), subject to proration in each case, based on an aggregate cash consideration amount of $9.25 billion.

Pursuant to the Merger Agreement, on August 27, 2018, GGP’s certificate of incorporation was amended and restated (the “Charter Amendments”) to, among other things, change the Company's name to Brookfield Property REIT Inc., authorize the issuance of Class A Stock, Class B-1 Stock, par value $0.01 per share (“Class B-1 Stock”) and Class C Stock, par value $0.01 per share (“Class C Stock”) and to provide the terms governing the Series B Preferred Stock and Class B-1 Stock (collectively, “Class B Stock”). In addition, the Company amended and restated its bylaws (the “Bylaws Amendments”) and the agreement of limited partnership of GGP Operating Partnership, LP (“GGPOP”), a subsidiary of GGP that was renamed BPR OP, LP (“BPROP”) (the “Amended BPR OP Partnership Agreement”). The Charter Amendments superseded the certificate of designations authorizing the Company's Series B Preferred stock, such that the Series B Preferred Stock remains outstanding but is referred to following the Charter Amendments as Class B Stock, having the rights, powers, preferences and other terms given to Class B Stock in the Charter Amendments.

Each share of Class A Stock was structured to provide its holder with an economic return that is equivalent to that of a BPY unit, including rights to identical distributions. Subsequent to the BPY Transaction, Class A stockholders have the right to exchange all or a portion of their Class A Stock for cash at a price equal to the value of an equivalent number of BPY units, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. BPY has the option, but not the obligation, to settle any exchange requests by exchanging each share of Class A Stock for one BPY unit. All dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock, Class C Stock or the common stock of BPR and will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock, Class C Stock or the common stock of BPR. The holders of Class A Stock shall not be entitled to any dividends from BPR other than the class A dividend.

Except as otherwise expressly provided in the Charter Amendments or as required by law, the holders of Class A Stock, Class B Stock and Class C Stock will vote together and not as separate classes. The holders of shares of each of Class B Stock and Class C Stock will be entitled to one vote for each share thereof held at the record date for the determination of stockholders entitled to vote on any matter. The holders of shares of Class A Stock will be entitled to one vote for each share thereof held at the record date for the determination of stockholders entitled to vote on any matter, except that holders of shares of Class A Stock will not be entitled to vote (i) on a liquidation or dissolution or conversion of the Class A Stock in connection with a market capitalization liquidation event (as described in the Charter Amendments), or (ii) to reduce the voting power of the Class B Stock or Class C Stock.

BPR is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. Although the BPY Transaction resulted in a change of control of the Company, BPR remains a reporting entity. Accordingly, the Company accounted for the BPY Transaction as an equity recapitalization transaction. The BPY Transaction resulted in the consummation of a series of recapitalization and financing transactions (see Note 6) and joint venture asset sales (see Note 3). As a result of the BPY Transaction, our financial information should be considered in conjunction with BPY’s financial information.

In these notes, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of September 30, 2018, we are the owner, either entirely or with joint venture partners, of 125 retail properties.

Substantially all of our business is conducted through BPROP, which we sometimes refer to herein as the Operating Partnership and its subsidiaries. As of September 30, 2018, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through General Growth Management, Inc. ("GGMI"), General Growth Services, Inc. ("GGSI") and GGPLP REIT Services, LLC ("GGPRS"). Each of GGMI and GGSI is a taxable REIT subsidiary ("TRS"), which provides management, leasing, tenant coordination, business development, marketing, strategic partnership and other services for a majority of our Unconsolidated Real Estate Affiliates (defined below) and for substantially all of our Consolidated Properties (defined below). GGSI also serves as a contractor to GGMI for these services. GGPRS generally provides financial, accounting, tax, legal, development, and other services to our Consolidated Properties.

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

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of BPR, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the noncontrolling partner's share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner's ownership percentage) is included in noncontrolling interests in consolidated real estate affiliates as permanent equity of the Company. Intercompany balances and transactions have been eliminated. Noncontrolling interests are included on our Consolidated Balance Sheets related to the Common, Preferred, and LTIP Units of BPROP and are presented either as redeemable noncontrolling interests or as noncontrolling interests in our permanent equity. The Operating Partnership and each of our consolidated joint ventures are variable interest entities as the limited partners do not have substantive kick-out rights or substantive participating rights. However, as the Company holds a majority voting interest in the Operating Partnership and our consolidated joint ventures, it qualifies for the exemption from providing certain of the disclosure requirements associated with variable interest entities.

We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use Company net operating income, or NOI, in assessing segment operating performance.

Brookfield Property REIT Inc.

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

Reclassifications

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, which requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company adopted this guidance on December 31, 2017, which changes our statements of cash flows and related disclosures for all periods presented. The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$260,716	$311,107
Restricted cash	44,817	70,663
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$305,533	$381,770

For the nine months ended September 30, 2017, the changes in restricted cash related to cash flows provided by operating activities of $0.6 million, restricted cash related to cash flows used in investing activities of $0.9 million and restricted cash related to cash flows used in financing activities of $15.2 million were reclassified.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In addition, certain prior period amounts included in prepaid expenses and other assets and deferred tax liabilities in the Consolidated Balance Sheets have been reclassified to deferred tax assets, net as of September 30, 2017.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of September 30, 2018
Tenant leases:
In-place value	$197,953	$(89,964)	$107,989

As of December 31, 2017
Tenant leases:
In-place value	$347,232	$(181,088)	$166,144

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

Amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, had the following effects on our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization/accretion effect on continuing operations	$(11,524)	$(15,100)	$(42,390)	$(56,417)

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Future amortization/accretion of all intangibles, including the intangibles in Note 13 and Note 14, is estimated to decrease results from continuing operations as follows:

Year	Amount
2018 Remaining	$7,076
2019	21,822
2020	15,292
2021	10,322
2022	9,471

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

Partially owned joint ventures over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned joint ventures where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

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

Brookfield Property REIT Inc.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees from affiliates	$30,483	$28,806	$82,278	$77,797
Management fee expense	(11,630)	(10,675)	(32,409)	(27,684)
Net management fees from affiliates	$18,853	$18,131	$49,869	$50,113

Based upon the new revenue recognition guidance, we determined that typical management fees including property and asset management, construction and development management services, leasing services, property acquisition and disposition services and financing services, needed to be evaluated for each separate performance obligation included in the contract in order to

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

determine timing of revenue recognition. Revenues from contracts within the scope of the new revenue recognition guidance were $80.4 million for the nine months ended September 30, 2018. Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management services, we are compensated for our services through a monthly management fee earned based on a specified percentage of the monthly rental income or rental receipts generated from the property under management. For construction and development services, we are compensated for planning, administering and monitoring the design and construction of projects at our joint venture properties typically based on a percentage of project costs, hourly rate of development staff or a fixed fee. Revenues from such contracts were $69.4 million for the nine months ended September 30, 2018 and are recognized over the life of the applicable contract.

Conversely, leasing services, property acquisition and disposition services and financing services are each considered to be a single performance obligation, satisfied as of a point in time. Our fee is paid upon the occurrence of certain contractual event(s) that may be contingent and pattern of revenue recognition may differ from the timing of payment. For these services, the obligation is the execution of the lease, closing of the sale or acquisition, or closing of the financing or refinancing. As such, revenues are recognized at the point in time when the respective obligation has been satisfied. Revenues from such contracts were $11.0 million for the nine months ended September 30, 2018.

Following the BPY Transaction, certain Brookfield Asset Management Inc. ("BAM")-owned entities provide certain management and administration services to BPR. BPR will pay an annual base management fee to BAM equal to 1.25% of the total capitalization of BPR, subject to certain adjustments. For the first twelve months following closing of the BPY Transaction, BAM has agreed to waive management fees payable by BPR. There were no amounts due pursuant to these services for the nine months ended September 30, 2018.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the nine months ended September 30, 2018.

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

Brookfield Property REIT Inc.

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

During the nine months ended September 30, 2018, we recorded a $45.9 million impairment charge on our Consolidated Statements of Comprehensive Income related to one operating property that has non-recourse debt maturing during 2019 that exceeds the fair value of the operating property.

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

No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the three and nine months ended September 30, 2018 and 2017.

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

No impairments related to our notes receivable were recognized for the three and nine months ended September 30, 2018 and 2017.

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

Brookfield Property REIT Inc.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $347.0 million outstanding and no amount outstanding under our credit facility as of September 30, 2018 and December 31, 2017, respectively.

Recently Issued Accounting Pronouncements

Based upon the new revenue recognition guidance, revenue recognized for the three and nine months ended September 30, 2018 is not significantly different as compared to what would have been recognized in the same period under guidance that was in effect before the change. Effective January 1, 2018, companies were required to apply a five-step model in accounting for revenue. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition are required for contracts that are subject to this pronouncement. The new standard could be adopted either retrospectively to each prior reporting period presented or on a modified retrospective approach as a cumulative effect adjustment as of the date of adoption. The Company adopted the model effective January 1, 2018 using the modified retrospective approach for implementation. The Company elected to use the practical expedient to apply the model only to contracts not yet completed as of the date of adoption. The adoption resulted in a cumulative-effect adjustment to increase equity as of January 1, 2018 of approximately $1.90 million related to changes in the revenue recognition pattern of lease commissions earned by the Company from our joint ventures and the sale of condos in our Unconsolidated Real Estate Affiliates (Note 5).

In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted. The pronouncement will require lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The guidance allows lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components if certain requirements are met but requires lessors to recognize real estate tax expense and recovery income for tenants that self-pay real estate taxes. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary.

Upon adoption, the Company will recognize a lease liability and an ROU asset for operating leases where it is the lessee, such as ground leases and office leases. The Company is in the process of evaluating the inputs required to calculate the amounts that will be recorded on its balance sheet for each lease. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. For leases where it is the lessor, the Company expects that accounting for lease components will be largely unchanged from existing GAAP and to elect the practical expedient to not separate non-lease components from lease components. Only incremental direct leasing costs may be capitalized under the new guidance. The Company expects to adopt this new guidance on January 1, 2019 and apply the requirements as of that date. The Company will continue to evaluate the impact of this guidance until it becomes effective, but the Company does not expect the guidance regarding capitalization of leasing costs will have any effect on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU will be effective for the Company January 1, 2020 with early adoption

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

permitted on January 1, 2019. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, which changed the current income tax accounting for intra-entity asset sales to be only for inventory. The Company adopted this standard effective January 1, 2018. For those companies that did not recognize the income tax impact of a sale other than inventory before the adoption date, the new ASU was applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of January 1, 2018. This resulted in a cumulative-effect adjustment to decrease retained earnings by the unamortized balance of the $18.8 million prepaid asset established in December 2016.

In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. This standard is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. If an entity early adopted the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted this guidance on December 31, 2017, which changed our statements of cash flows and related disclosures for all periods presented.

In February 2017, the FASB issued ASU 2017-05, which clarifies the accounting for the derecognition of nonfinancial assets by eliminating the exception in current GAAP for transfers of investments in real estate entities (including equity method investments). The amendments in this update provide guidance on the accounting of partial sales of nonfinancial assets and contributions of nonfinancial assets to a joint venture or other noncontrolling investee. Once this guidance is adopted, an entity would use the guidance in the new revenue recognition standard (discussed above) to determine whether it is transferring multiple, distinct assets and would recognize a gain or loss for each distinct asset transferred. When an entity transfers nonfinancial assets included in a subsidiary and retains or receives an equity interest, it first determines whether it has retained a controlling financial interest in the subsidiary. If so, the entity does not derecognize the assets and accounts for the sale of noncontrolling interest in the subsidiary under the consolidation guidance covering decreases in ownership which would result in recognizing a gain or loss. If an entity retains or receives a noncontrolling interest in the entity that owns the asset post-sale, that noncontrolling interest is considered noncash consideration and is included in the transaction price at its fair value. The retained noncontrolling interest is included at its fair value and results in an entity recognizing 100% of the gain on sale of the asset. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach for implementation. We elected to use the practical expedient to apply the standard only to contracts not yet completed as of the date of adoption. The adoption will result in higher gains on future sales of partial real estate interests due to recognizing 100% of the gain on the sale of the partial interest and recording the retained noncontrolling interest at fair value. As of the adoption date, January 1, 2018, there was no cumulative-effect adjustment recorded to retained earnings.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and modifies the disclosure requirements on fair value measurements. Public entities will be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions, including eliminating “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifying that materiality is an appropriate consideration when evaluating disclosure requirements. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

Brookfield Property REIT Inc.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On August 27, 2018, the BPR-FF JV LLC ("Future Fund") joint venture was formed with Brookfield Real Estate Partners F LP. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	Gain from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - gain on investment, net
Apache Mall	100%	51%	$143.0	$(1.7)	$73.5	$56.9	$10.9	$—
Augusta Mall	100%	51%	251.8	2.0	170.0	(34.1)	117.9	—
Boise Towne Square	100%	51%	354.5	2.2	142.0	41.6	173.1	—
Columbiana Centre	100%	51%	268.8	(1.7)	137.3	1.0	128.8	—
Coronado Center	100%	51%	359.2	1.0	182.8	54.3	123.1	—
Glenbrook Square	100%	51%	166.8	0.9	160.0	0.5	7.2	—
Governor's Square	100%	51%	105.7	0.6	66.9	39.8	(0.4)	—
Lynnhaven Mall	100%	51%	383.7	0.9	235.0	40.9	108.7	—
Market Place Shopping Center	100%	51%	153.1	2.6	113.4	20.0	22.3	—
Mizner Park	50%	26%	235.2	—	—	39.1	—	18.5
Northridge Fashion Center	100%	51%	584.7	1.6	221.1	79.0	286.2	—
Oglethorpe Mall	100%	51%	203.1	0.8	149.8	8.5	45.6	—
Park Place	100%	51%	269.6	1.2	176.8	84.6	9.4	—
Pembroke Lakes Mall	100%	51%	471.1	0.9	260.0	40.1	171.9	—
Riverchase Galleria	100%	51%	260.9	6.6	164.2	110.0	(6.7)	—
The Crossroads	100%	51%	108.8	3.1	92.0	15.2	4.7	—
The Gallery at Harborplace	100%	51%	122.3	1.1	74.1	37.8	11.5	—
The Maine Mall	100%	51%	339.7	1.8	235.0	4.8	101.7	—
The Oaks Mall	100%	51%	160.2	0.8	125.1	36.0	(0.1)	—
Tucson Mall	100%	51%	260.1	1.0	246.0	25.7	(10.6)	—
Westroads Mall	100%	51%	287.4	0.9	141.3	68.8	78.2	—
White Marsh Mall	100%	51%	233.5	0.7	190.0	16.1	28.1	—
Woodbridge Center	100%	51%	247.6	6.7	245.1	10.7	(1.5)	—
			$5,970.8	$34.0	$3,601.4	$797.3	$1,410.0	$18.5

(1)	Includes working capital, closing costs and financing costs.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On August 27, 2018, joint ventures were formed with the Teachers Insurance and Annuity Association of America. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	Gain from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - gain on investment, net
Baybrook Lifestyle	53%	29%	$297.0	$(0.1)	$140.0	$17.9	$—	$19.4
Baybrook Mall	100%	51%	693.0	(0.4)	240.3	74.3	378.0	—
The Mall in Columbia	100%	50%	851.0	(0.5)	332.3	256.6	261.6	—
The Shops at La Cantera	75%	38%	857.0	(0.4)	350.0	38.6	342.0	—
			$2,698.0	$(1.4)	$1,062.6	$387.4	$981.6	$19.4

(1)	Includes working capital, closing costs and financing costs.

On August 27, 2018, joint ventures were formed with CBRE Global Investment Partners. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	Gain from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - gain on investment, net
Cumberland Mall	100%	51%	$400.0	$—	$160.0	$7.7	$232.3	$—
Parks at Arlington	100%	51%	530.0	—	239.8	40.7	249.5	—
Ridgedale Center	100%	51%	300.0	—	167.0	153.6	(20.6)	—
			$1,230.0	$—	$566.8	$202.0	$461.2	$—

(1)	Includes working capital, closing costs and financing costs.

On August 27, 2018, joint ventures were formed with the California Public Employees' Retirement System. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	Gain from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - gain on investment, net
Ala Moana Center	63%	50%	$5,045.9	$—	$1,900.0	$112.3	$—	$280.9
Christiana Mall	50%	25%	1,036.9	3.0	550.0	(34.7)	—	159.4
			$6,082.8	$3.0	$2,450.0	$77.6	$—	$440.3

(1)	Includes working capital, closing costs and financing costs.

On August 27, 2018, a new joint venture, BPY Retail Holdings LLC, was formed with an institutional investor. As a result of this investment, the institutional investor owns a noncontrolling interest in all retail assets of the Company, as all retail assets are wholly or partially owned by the Operating Partnership.

On August 3, 2018, we completed the sale of an anchor box at The Oaks Mall for a gross sales price of $5.0 million, which resulted in a loss of $13.8 million recognized in gain from changes in control of investment properties and other for the three and nine months ended September 30, 2018.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On July 13, 2018, we completed the sale of the commercial office unit at 685 Fifth Avenue for a gross sales price of $135.0 million. In conjunction with the sale, we paid down a $100.0 million loan and recognized a gain of $11.4 million in gain from changes in control of investment properties and other, net for the three and nine months ended September 30, 2018.

On January 29, 2018, we completed the sale of a 49.49% joint venture interest in the Sears Box at Oakbrook Center to our joint venture partner for a sales price of $44.7 million, which resulted in a gain of $12.7 million recognized in gain from changes in control of investment properties and other, net for the nine months ended September 30, 2018.

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

On December 29, 2017, we sold approximately 54% of our interest in IPCO to ABG for a sales price of $16.6 million, which resulted in a gain of $12.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2017. On March 30, 2018, ABG exercised their call right to purchase the remaining 46% of our original interest in IPCO for a sales price of $13.9 million, which resulted in a gain of $10.4 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2018. In addition, we invested $30.5 million in ABG units on December 29, 2017. The investment is considered a cost method investment and is included in investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On September 19, 2017, we entered into three transactions with affiliates of Thor Equities (“Thor”) related to three separate joint ventures with Thor. First, we acquired 49.9% of its partner's interest in 218 West 57th Street based on a gross property valuation of $104.0 million. After the acquisition, we owned a 99.9% interest in 218 West 57th Street, while Thor retained a 0.1% interest. A portion of the net proceeds from the acquisition were used by Thor to pay off their $12.3 million note receivable to the Company related to the property. Of the remaining net proceeds, $9.75 million was used to pay down a portion of their note receivable for 530 Fifth Avenue and $3.36 million was used to pay down a portion of their note receivable to the Company for 685 Fifth Avenue.
Second, we recapitalized the 530 Fifth Avenue joint venture based on a gross property valuation of $334 million, whereby (i) Thor’s common interest having a value of $48.1 million was converted to a preferred equity interest with a 7.0% cumulative return in 530 Fifth Avenue, which serves as collateral for Thor's still-outstanding note receivable, and (ii) we owned a 90.23% common equity interest in 530 Fifth Avenue, while Thor retained a 9.77% common equity interest. The preferred return payable to Thor must first go toward interest and principal due to the Company under Thor’s note receivable for 530 Fifth Avenue.
Finally, we agreed to recapitalize the 685 Fifth Avenue joint venture based on a gross property valuation of $652.6 million, whereby upon closing (i) Thor’s common interest having a value of $150 million was converted to a preferred equity interest with a 7.0% cumulative return in 685 Fifth Avenue, which serves as collateral for Thor's still-outstanding note receivable, and (ii) we own a 97.03% common equity interest in 685 Fifth Avenue, while Thor retains a 2.97% common equity interest. The preferred return payable to Thor must first go toward interest and principal due to the Company under Thor’s note receivable for 685 Fifth Avenue. The recapitalization was effective on December 31, 2017.
We had previously accounted for our interest in these three joint ventures using the equity method of accounting (Note 2). As a result of the transactions described above, we account for our interest in these three joint ventures using the consolidation method of accounting with our joint venture partner's share of equity included in noncontrolling interest (Note 2). In addition, the $51.8 million and $111.1 million notes receivable due from our joint venture partner at 530 Fifth Avenue and 685 Fifth Avenue, respectively, are presented on the balance sheet in noncontrolling interests in consolidated real estate affiliates. The notes receivable and our joint venture partners' share of equity effectively net within the noncontrolling interest.

Brookfield Property REIT Inc.

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

(1)
530 Fifth Avenue includes $31.0 million of an intercompany loan between 530 Fifth Avenue and the Company.  218 W. 57th Street includes $53.0 million of an intercompany loan between 218 W. 57th Street and the Company.  Both loans eliminate in consolidation.

(2)	530 Fifth Avenue includes a $9.4 million escrow.

On July 12, 2017, we closed on the acquisition of the remaining 50% interest in eight of the 12 anchor boxes included in the existing GS Portfolio Holdings LLC ("GSPH") joint venture with Seritage Growth Properties ("Seritage") for $190.1 million based on a total valuation of $380.2 million. We had previously owned a 50% interest in the joint venture and accounted for the joint venture using the equity method of accounting (Note 2), but as a result of the transaction we now account for this joint venture using the consolidation method of accounting. Of the total purchase price, $126.4 million was settled upon closing and Seritage retained certain special rights (governed by a Special Rights Agreement), which are callable by the Company for $63.7 million. Simultaneously, the four remaining anchor boxes in GSPH were distributed to a newly formed joint venture, GS Portfolio Holdings II, LLC ("GSPHII"), between the Company and Seritage in which the ownership interest remains at 50% for both joint venture partners. We account for GSPHII using the equity method of accounting (Note 2). In addition, BPROP provided a loan to GSPHII for $127.4 million. This loan is collateralized by GSPHII's interest in the properties (Note 12). Finally, we acquired a 50% interest in five anchor boxes through a newly formed joint venture, GS Portfolio Holdings 2017 ("GSPH2017"), for $57.5 million. We account for this joint venture using the equity method of accounting (Note 2).

The table below summarizes the gain from changes in control calculation ($ in millions):

Gain from a Change of Control in GSPH
Consideration paid to acquire our joint venture partner's interest	$190.1
Less: proportionate share of previous investment	147.2
Gain from changes in control of investment properties and other, net	$42.9

On June 30, 2017, we conveyed Lakeside Mall to the lender in full satisfaction of $144.5 million in outstanding debt. This transaction resulted in a $55.1 million gain on extinguishment of debt for the three and nine months ended September 30, 2017.

On June 9, 2017, we closed on the acquisition of our joint venture partner's 50% interest in Neshaminy Mall located in Bensalem, Pennsylvania for a gross purchase price of $65.0 million. Post-acquisition, we own 100% of the mall. Prior to the acquisition of the remaining interest, the carrying value for our investment was $55.2 million. As a result of this acquisition, the implied fair value of our previous investment in Neshaminy Mall is $33.7 million, resulting in a loss of $21.5 million, recognized in loss from changes in control of investment properties and other for the three and nine months ended September 30, 2017.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On May 12, 2017, we closed on the sale of Red Cliffs Mall in St. George, Utah for $39.1 million. The transaction netted proceeds of approximately $36.3 million and resulted in a gain on sale of $5.6 million recognized in gain from changes in control of investment properties and other for the three and nine months ended September 30, 2017.

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded during the nine months ended September 30, 2018. No impairment charges were recognized during the nine months ended September 30, 2017.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Three Months Ended September 30, 2018
Investments in real estate (1)	$62,490	$—	$—	$62,490	$7,487

Nine Months Ended September 30, 2018
Investments in real estate (1)	$62,490	$—	$—	$62,490	$45,866
_______________________________________________________________________________

(1)	Refer to Note 2 for more information regarding impairment. Investments in real estate includes consolidated properties and Unconsolidated Real Estate Affiliates.

Unobservable Quantitative Input	Rate
Discount rates	9.75% to 11.00%
Terminal capitalization rates	9.50% to 10.25%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$6,448,841	$6,390,026	$10,420,252	$10,467,262
Variable-rate debt	6,563,890	6,661,291	2,412,207	2,415,457
	$13,012,731	$13,051,317	$12,832,459	$12,882,719

(1)	Includes net market rate adjustments of $8.2 million and deferred financing costs of $131.4 million, net.

(2)	Includes net market rate adjustments of $23.5 million and deferred financing costs of $30.3 million, net.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The fair value of our junior subordinated notes approximates their carrying amount as of September 30, 2018 and December 31, 2017. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

Brookfield Property REIT Inc.

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

	September 30, 2018	December 31, 2017
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$3,555,900	$2,908,181
Buildings and equipment	22,824,411	14,014,665
Less accumulated depreciation	(4,142,134)	(3,794,792)
Construction in progress	518,835	545,305
Net property and equipment	22,757,012	13,673,359
Investment in unconsolidated joint ventures	572,884	613,136
Net investment in real estate	23,329,896	14,286,495
Cash and cash equivalents	515,015	438,664
Accounts receivable, net	361,217	386,634
Notes receivable	21,149	15,058
Deferred expenses, net	514,482	339,327
Prepaid expenses and other assets	708,096	381,980
Total assets	$25,449,855	$15,848,158
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$15,998,163	$10,504,799
Accounts payable, accrued expenses and other liabilities	1,099,667	1,115,549
Cumulative effect of foreign currency translation ("CFCT")	(23,551)	(38,013)
Owners' equity, excluding CFCT	8,375,576	4,265,823
Total liabilities and owners' equity	$25,449,855	$15,848,158
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$8,352,025	$4,227,810
Less: joint venture partners' equity	(4,673,246)	(2,413,822)
Plus: excess investment/basis differences	1,353,185	1,547,462
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	5,031,964	3,361,450
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	30,483	30,483
Elimination of consolidated real estate investment interest through joint venture	—	(52,305)
Retail investment, net	10,965	16,091
Investment in Unconsolidated Real Estate Affiliates, net	$5,073,412	$3,355,719
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$5,197,113	$3,377,112
Liability - Investment in Unconsolidated Real Estate Affiliates	(123,701)	(21,393)
Investment in Unconsolidated Real Estate Affiliates, net	$5,073,412	$3,355,719

(1)
The Condensed Combined Statements of Balance Sheets - Unconsolidated Real Estate Affiliates include the joint ventures formed in conjunction with the BPY Transaction subsequent to August 27, 2018 (Note 3).

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$352,597	$295,294	$947,172	$880,767
Tenant recoveries	146,992	124,927	388,742	366,869
Overage rents	8,160	7,110	19,789	17,302
Condominium sales	28,401	97,573	77,674	277,962
Other	16,278	12,894	47,280	38,736
Total revenues	552,428	537,798	1,480,657	1,581,636
Expenses:
Real estate taxes	47,160	39,731	121,516	107,195
Property maintenance costs	10,047	9,437	22,655	30,501
Marketing	4,379	4,771	13,296	13,249
Other property operating costs	71,226	60,147	184,218	170,076
Condominium cost of sales	20,701	71,336	56,625	202,860
Provision for doubtful accounts	3,882	473	7,802	4,495
Property management and other costs (2)	25,821	23,102	71,681	61,472
General and administrative	566	292	2,232	1,355
Depreciation and amortization	174,295	128,800	458,617	378,531
Total expenses	358,077	338,089	938,642	969,734
Operating income	194,351	199,709	542,015	611,902
Interest income	1,763	2,987	5,187	8,530
Interest expense	(149,139)	(123,014)	(369,786)	(348,195)
Provision for income taxes	(320)	(364)	(722)	(911)
Equity in gain (loss) of unconsolidated joint ventures	555	(4,715)	(17,116)	(15,426)
Income from continuing operations	47,210	74,603	159,578	255,900
Allocation to noncontrolling interests	(17)	(25)	(54)	(69)
Net income attributable to the ventures	$47,193	$74,578	$159,524	$255,831
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$47,193	$74,578	$159,524	$255,831
Joint venture partners' share of income	(16,287)	(30,050)	(64,528)	(116,372)
Elimination of loss (gain) from consolidated real estate investment with interest owned through joint venture	53	(77)	679	1,363
Gain (loss) on retail investment	10,526	5,933	3,427	(4,853)
Amortization of capital or basis differences	(21,149)	(14,447)	(39,896)	(36,085)
Equity in income of Unconsolidated Real Estate Affiliates	$20,336	$35,937	$59,206	$99,884

(1)
The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Miami Design District subsequent to June 1, 2017 and income from the joint ventures formed in conjunction with the BPY Transaction subsequent to August 27, 2018 (Note 3).

(2)     Includes management fees charged to the unconsolidated joint ventures by GGMI and GGSI.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 27 domestic joint ventures, comprising 66 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

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

On July 12, 2017, we closed on the acquisition of the remaining 50% interest in eight anchor boxes included in the GSPH joint venture with Seritage. We had previously owned a 50% interest in the joint venture and accounted for the joint venture using the equity method of accounting, but as a result of the transaction we now account for this joint venture using the consolidation method of accounting. Simultaneously, we distributed the four remaining anchor boxes in GSPH to a newly formed joint venture, GSPHII, between the Company and Seritage in which the ownership interest remains at 50% for both joint venture partners, and we continue to account for this joint venture using the equity method of accounting. Finally, we acquired a 50% interest in five anchor boxes through a newly formed joint venture, GSPH2017, which we account for using the equity method of accounting.

On September 19, 2017, we entered into three transactions with affiliates of Thor related to joint ventures between the Company and Thor at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue. As a result of these transactions, we changed our method of accounting for these three joint ventures from the equity method of accounting. We now consolidate the joint ventures with our joint venture partner's share of equity included in noncontrolling interest.

Condominium Sales and Condominium Cost of Sales

On March 7, 2014, we formed a joint venture, AMX Partners, LLC, with Kahikolu Partners, LLC, for the purpose of constructing a luxury residential condominium tower (the Park Lane condominium project) on a site located within the Ala Moana Shopping Center. Under the previous revenue recognition guidance, the percentage of completion method was used to account for the sales revenue of the Park Lane condominium project. Upon adoption of the new revenue recognition standard (Note 2), risks and rewards of ownership and control over the condominium unit transfers upon the closing of the sale to the customer, and as such, the joint venture will recognize revenue for the condominium unit upon closing.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $7.5 billion as of September 30, 2018 and $5.1 billion as of December 31, 2017, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $83.7 million at one property as of September 30, 2018, and $85.2 million as of December 31, 2017. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of September 30, 2018, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	September 30, 2018 (1)	Weighted-Average Interest Rate (2)	December 31, 2017 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$6,448,841	4.40%	$10,420,252	4.41%
Total fixed-rate debt	6,448,841	4.40%	10,420,252	4.41%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,606,123	3.97%	2,418,628	3.39%
Unsecured corporate debt (5)	4,957,767	4.56%	(6,421)	—
Total variable-rate debt	6,563,890	4.42%	2,412,207	3.39%
Total Mortgages, notes and loans payable	$13,012,731	4.41%	$12,832,459	4.22%
Junior subordinated notes	$206,200	3.79%	$206,200	2.83%

(1)	Includes $8.2 million of market rate adjustments and $131.4 million of deferred financing costs, net.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes $23.5 million of market rate adjustments and $30.3 million of deferred financing costs, net.

(4)	$1.4 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2018, $12.8 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized. Although a majority of the $8.1 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $689.6 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPR. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the nine months ended September 30, 2018, we refinanced a consolidated mortgage note at 685 Fifth Avenue. The prior $340.0 million variable-rate consolidated mortgage note matured on July 1, 2018 and had an interest rate of LIBOR plus 2.75%. In connection with the refinancing, $100.0 million remained related to the commercial office unit and a new $275.0 million fixed-rate consolidated mortgage note with a term-to-maturity of 10.0 years and an interest rate of 4.53% was obtained on the retail unit. The $100.0 million was paid down in full in conjunction with the sale of the commercial office unit on July 13, 2018. In addition, we obtained a new fixed-rate subordinate loan at The Woodlands Mall for $62.4 million with an interest rate of 4.05% and released Columbiana Centre from the $1.4 billion term loan, substituting Columbia Mall and Quail Springs Mall.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our $1.4 billion loan is secured by cross-collateralized mortgages on 15 properties. The interest rate is LIBOR plus 1.75% and the recourse is 50%. The loan matures on April 25, 2019, with two one year extension options.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	September 30, 2018 (1)	Weighted-Average Interest Rate	December 31, 2017 (2)	Weighted-Average Interest Rate
Unsecured debt:
Unsecured corporate debt	$5,057,500	4.56%	$—	—
Total unsecured debt	$5,057,500	4.56%	$—	—

(1)	Excludes deferred financing costs of $99.7 million in 2018 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $6.4 million in 2017 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

The Company entered into a new credit agreement (the “Agreement”) dated as of August 24, 2018 consisting of a revolving credit facility (the “Facility”), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $347.0 million as of September 30, 2018. The Term A-1 Loan has a total commitment of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term A-2 Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term B Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement. The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio and fixed charge coverage ratio. As of September 30, 2018, we are not aware of any instances of non-compliance with such covenants.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust"), completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $42.4 million as of September 30, 2018 and $51.3 million as of December 31, 2017. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of September 30, 2018.

NOTE 7        INCOME TAXES

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. We intend to maintain REIT status. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable ordinary income. In addition, the Company is required to meet certain asset and income tests.

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2015 through 2017 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2014 through 2017.

In conjunction with the BPY Transaction, certain of BPR’s subsidiaries contributed in a taxable manner a portion of their interests in specific assets to a newly formed corporate subsidiary of GGSI. This taxable contribution caused an increase in the tax basis of the contributed assets to fair market value and generated a related taxable gain to the Company, which has been distributed to shareholders. The increase in tax basis in the assets created a book to tax basis temporary difference of approximately $2.6 billion and a related deferred tax asset of $571.1 million within the newly formed subsidiary of GGSI. We determined that this deferred tax asset was properly recorded through our income statement and that no valuation allowance is necessary on the deferred tax assets as of September 30, 2018 primarily due to our ability to recognize the benefit of the increased tax basis through operations or sale of properties.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of September 30, 2018.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 8        EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to BPROP Common, Preferred, and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions to preferred BPROP units ("Preferred Units")	$(1,554)	$(874)	$(2,814)	$(3,889)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("Common Units")	(30,425)	(1,846)	(31,803)	(3,097)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("LTIP units")	(7,835)	(515)	(8,159)	(1,068)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	10,833	(257)	9,986	(1,103)
Allocation to noncontrolling interests	(28,981)	(3,492)	(32,790)	(9,157)
Other comprehensive (income) loss allocated to noncontrolling interests	(124)	(182)	(39)	133
Comprehensive income allocated to noncontrolling interests	$(29,105)	$(3,674)	$(32,829)	$(9,024)

Noncontrolling Interests

The noncontrolling interest related to the Common, Preferred, and LTIP Units of BPROP are presented either as redeemable noncontrolling interests in mezzanine equity or as noncontrolling interests in our permanent equity on our Consolidated Balance Sheets. Classification as redeemable or permanent equity is considered on a tranche-by-tranche basis and is dependent on whether we could be required, under certain events outside of our control, to redeem the securities for cash by the holders of the securities, Those tranches for which we could be required to redeem the security for cash are included in redeemable equity. If we control the decision to redeem the securities for cash, the securities are classified as permanent equity.

The redeemable Common and Preferred Units of BPROP are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their redemption value (i.e. fair value) as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net income (loss) attributable to BPR.

The common redeemable noncontrolling interests have been recorded at fair value for all periods presented. The preferred redeemable noncontrolling interests have been recorded at carrying value.

Generally, each Series K Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPR’s Class A Stock, and each Series L Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPR’s Class B Stock. Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of, 0.016256057 Series K Preferred Units, subject to adjustment.

Holders of Series B Preferred Units, Series D Preferred Units, Series E Preferred Units and Series G Preferred Units of BPROP are each entitled to periodic distributions at the rates set forth in the Fifth Amended and Restated Agreement of Limited Partnership of BPROP. Holders of Common Units of BPROP are entitled to distributions of all or a portion of BPROP’s remaining net operating cash flow, when and as declared by BPROP’s general partner. However, the Fifth Amended and Restated Agreement of Limited Partnership of BPROP permits distributions solely to BPR if such distributions were required to allow the Company to comply with the REIT distribution requirements or to avoid the imposition of excise tax.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. Upon conversion, each Series D Preferred Unit entitles its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. Upon conversion, each Series E Preferred Unit entitles its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio.

As of September 30, 2018, there were 532,749.6574 Series D Preferred Units of BPROP outstanding and 502,657.8128 Series E Preferred Units of BPROP outstanding.

Also as of September 30, 2018, there were 9,717.658 Series B Preferred Units of BPROP outstanding. As of July 10, 2017, the Series B Preferred Unit conversion option expired, and each Series B Preferred Unit now has a fixed cash redemption value of $50 per unit. As of September 30, 2018, there were 4,176,972.006 Common Units of BPROP outstanding that had been issued upon conversion of Series B Preferred Units and 1,044,082.000 Series K Preferred Units of BPROP outstanding that were distributed with respect to such Common Units, which are both subject to certain redemption rights.

The holder of each Series K Preferred Unit of BPROP issued upon conversion of Series D Preferred Units or Series E Preferred Units of BPROP has the right to redeem such Series K Preferred Unit for a cash amount equal to the average closing price of BPR’s Class A Stock for the five consecutive trading days ending on the date of the notice of redemption, provided that BPR may elect to satisfy such redemption by delivering one share of BPR’s Class A Stock. The holder of each Common Unit of BPROP issued upon conversion of Series D Preferred Units or Series E Preferred Units of BPROP has the right to redeem such Common Unit for a cash amount equal to $0.324405869, subject to adjustment.

Except as otherwise noted, the Common, Preferred, and LTIP Units of BPROP are not convertible or redeemable at the election of either the holder or BPROP.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table reflects the activity of the common redeemable noncontrolling interests for the nine months ended September 30, 2018, and 2017.

Balance at January 1, 2017	$262,727
Net income	3,097
Distributions	(4,731)
Redemption of BPROP units	(651)
Other comprehensive loss	(133)
Fair value adjustment for noncontrolling interests in Operating Partnership	(34,123)
Balance at September 30, 2017	$226,186

Balance at January 1, 2018	$248,126
Net income	31,803
Distributions	(3,685)
Adjustment of Mezzanine Equity to fair value	(40,294)
Common Unit Redemption to Common Stock	(85,818)
Other comprehensive income	39
Reclassification of Mezzanine Equity to Permanent Equity	(37,840)
Pre-Closing Dividend	(60,673)
BPR Equity Recapitalization	21,923
Balance at September 30, 2018	$73,581

Class A Stock

Class A Stock refers to a new series of stock authorized and issued to unaffiliated GGP common stockholders as part of the BPY Transaction.

Each share of Class A Stock is entitled to cumulative dividends per share in a cash amount equal in value to the amount of any distribution made on a BPY unit. Such exchange and distribution rights are subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. If and to the extent declared by the BPR board, the record and payment dates for the dividends or other distributions upon the shares of Class A Stock, to the extent not prohibited by applicable law, is expected to be the same as the record and payment dates for the dividends or other distributions upon the BPY units. All such dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock, Class C Stock or the Common Stock and will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock, Class C Stock or the Common Stock. The holders of Class A Stock shall not be entitled to any dividends from BPR other than the Class A dividend.

Upon any liquidation, dissolution or winding up of the Company that is not a Market Capitalization Liquidation Event (as defined below) or substantially concurrent with the liquidation, dissolution or winding up of BPY, the holders of Class A Stock shall be entitled to a cash amount, for each share of Class A Stock, equal to the market price of one BPY unit (subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR) on the date immediately preceding announcement of such liquidation, dissolution or winding up, plus all declared and unpaid dividends. If, upon any such liquidation, dissolution or winding up, the assets of BPR are insufficient to make such payment in full, then the assets of BPR will be distributed among the holders of Class A Stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled to receive.

If the market capitalization of the Class A Stock (i.e., if the price per share of Class A Stock, multiplied by the number of shares of Class A Stock outstanding) averages, over any period of 30 consecutive trading days, less than one (1) billion dollars, the BPR board will have the right to liquidate BPR’s assets and wind up BPR’s operations (a “Market Capitalization Liquidation Event”). Upon any Market Capitalization Liquidation Event, the holders of Class A Stock shall be entitled to a cash amount, for each share of Class A Stock, equal to the dollar volume-weighted average price of one BPY unit over the ten (10) trading days immediately following the public announcement of such Market Capitalization Liquidation Event, plus all declared and unpaid dividends. If,

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

upon any such market capitalization liquidation event, the assets of BPR are insufficient to make such payment in full, then the assets of BPR will be distributed among the holders of Class A Stock ratably in proportion to the full amounts which they would otherwise be respectively entitled to receive. Notwithstanding the foregoing, upon any market capitalization liquidation event, BPY may elect to exchange all of the outstanding shares of the Class A Stock for BPY units on a one-for-one basis, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR.

Holders of Class A Stock shall have the right to exchange all or a portion of their Class A Stock for cash at a price equal to the value of an equivalent number of BPY units, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. Upon receipt of a request for exchange, BPR will deliver a notice of exchange to BPY within one (1) business day and will have ten (10) business days to deliver the cash amount to the tendering holder. Upon receipt of the notice of exchange, BPY may elect to satisfy BPR’s exchange obligation by exchanging all of the shares of the Class A Stock tendered for BPY units on a one-for-one basis. This initial one-for-one conversion factor is subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. If so elected, BPY will have to satisfy such obligation within ten (10) business days from the date of the notice of exchange. If BPY exercises its right to assume the exchange obligation, units of BPY units will be delivered in exchange for the Class A Stock and such Class A Stock will automatically be converted into Class B Stock.

As there are certain events outside of the Company’s control whereby it could be required to redeem the Class A Stock for cash by the holders of the securities, the Class A Stock is included in redeemable equity. Accordingly, the Class A Stock are recorded at the greater of the carrying amount or their redemption value (i.e. fair value) as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in the Company’s Consolidated Balance Sheets.

Class B Stock

The following description of Class B Stock sets forth certain general terms and provisions of Class B Stock. Each share of Class B-1 Stock shall have terms (including the same powers, preferences and relative, participating, optional and other special rights, and qualifications, limitations and restrictions) identical to the terms of a share of Class B Stock. References herein to Class B Stock shall be deemed to be a reference to Class B Stock and Class B-1 Stock, as applicable.

Pursuant to the Charter Amendments and subject to the prior rights of holders of all classes, including the Class A Stock, and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class B Stock will entitle its holder to cumulative dividends per share in a cash amount at a rate of 10% per year of the Class B liquidation amount per share, with such Class B liquidation amount per share equal to the last closing price of a share of GGP common stock on the New York Stock Exchange on the trading day immediately preceding the date the series B designations was filed with the Secretary of State of the State of Delaware. Dividends on the Class B Stock may also be paid by an in-kind distribution of additional shares of Class B Stock or any other class of shares of capital stock of BPR ranking junior to the Class A Stock. Dividends on the Class B Stock shall be cumulative and shall be payable quarterly in arrears, provided however that the first payment date (when, as and if declared by the BPR board) with respect to dividends on the Class B Stock shall not be before January 15, 2019.

Holders of the Class B Stock will not be entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPR has paid the aggregate dividends owed to the holders of Class A Stock and (b) the dividend coverage ratio (as defined below) is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange or (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor. The dividend coverage ratio is referred to as a ratio of (i) BPR’s funds from operations, as calculated in accordance with the definition of funds from operations used by Nareit, for the immediately preceding fiscal quarter, to (ii) the product of (a) the amount of the most recent regular quarterly distribution declared by BPY on each BPY unit, times (b) the number of shares of Class A Stock outstanding at such time.

Class C Stock

Class C Stock refers to the new series of stock authorized by the Charter Amendments. Pursuant to the amended charter and subject to the prior rights of holders of all classes, including the holders of Class A Stock and Class B Stock, and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class C Stock will entitle its holder to dividends

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

when, as and if declared by the BPR board out of any assets of BPR legally available therefore. The record and payment date for dividends on shares of Class C Stock shall be such date that the BPR board shall designate.

Notwithstanding the foregoing, holders of the Class C Stock will not be entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPR has paid the aggregate dividends owed to the holders of Class A Stock and (b) the dividend coverage ratio is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange, (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor or (iv) unless and until the full cumulative dividends on the Class B Stock for all past dividend periods and any current dividend periods have been (or contemporaneously are) (a) declared or paid in cash or (b) declared and a sum sufficient for the payment thereof in cash is set apart for such payment.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
November 1	November 30, 2018	December 31, 2018	$0.315
August 28	August 31, 2018	September 28, 2018	0.315

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2018 and 2017 as follows:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13, 2018	July 31, 2018	$0.22
February 7	April 13, 2018	April 30, 2018	0.22
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22

(1)     Excludes the Pre-Closing Dividend (Note 1).

Our Dividend Reinvestment Plan ("DRIP") provided eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares. Pursuant to the DRIP, eligible stockholders who enrolled in the DRIP on or before the fourth business day preceding the record date for a dividend payment were able to have that dividend reinvested. As a result of the DRIP elections, 0 shares were issued during the nine months ended September 30, 2018 and 34,625 shares were issued during the nine months ended September 30, 2017. The Company terminated the registration statement relating to our DRIP (File No. 333-172795) with the filing of a post-effective amendment on August 28, 2018.

Preferred Stock

On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Perpetual Preferred Stock (the "Pre-Merger Preferred Stock") at a price of $25.00 per share, resulting in net proceeds of $242.0 million after issuance costs. In connection with the BPY Transaction, each share of Pre-Merger Preferred Stock was converted into one share of 6.375% Series A cumulative redeemable preferred stock of BPR (the "Series A Preferred Stock"). The Series A Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The dividend is paid in arrears in preference to dividends on our Class A Stock, and reduces net income available to common stockholders, and therefore, earnings per share.

The Series A Preferred Stock does not have a stated maturity date but we may redeem the Series A Preferred Stock for $25.00 per share plus all accrued and unpaid dividends. Upon certain circumstances surrounding a change of control, holders of Series A Preferred Stock may elect to convert each share of their Series A Preferred Stock into a number of shares of Class A Stock or Class B Stock, at the option of the holder, equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 2.4679 shares of Class A Stock or Class C Stock (subject to certain adjustments related to splits, subdivisions, or combinations). The BPY Transaction did not meet the definition of a change in control per the certificate of designation governing the Series A Preferred Stock.

Our Board of Directors declared preferred stock dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
November 1	December 14, 2018	January 1, 2019	$0.3984
July 31	September 17, 2018	October 1, 2018	0.3984
May 3	June 15, 2018	July 2, 2018	0.3984
February 7	March 15, 2018	April 2, 2018	0.3984
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984

Accumulated Other Comprehensive Loss

The following table reflects the activity of the components of accumulated other comprehensive loss for the three months ended September 30, 2018, and 2017:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Total
Balance at July 1, 2017	$(71,708)	$115	$(71,593)
Other comprehensive income (loss)	3,884	9	3,893
Balance at September 30, 2017	$(67,824)	$124	$(67,700)

Balance at July 1, 2018	$(82,353)	$124	$(82,229)
Other comprehensive income (loss)	(2,471)	8	(2,463)
Balance at September 30, 2018	$(84,824)	$132	$(84,692)

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table reflects the activity of the components of accumulated other comprehensive loss for the nine months ended September 30, 2018, and 2017:

	Foreign currency translation	Net unrealized gains (losses) on other financial instruments	Total
Balance at January 1, 2017	$(70,560)	$104	$(70,456)
Other comprehensive income (loss)	2,736	20	2,756
Balance at September 30, 2017	$(67,824)	$124	$(67,700)

Balance at January 1, 2018	$(72,022)	$116	$(71,906)
Other comprehensive income (loss)	(12,802)	16	(12,786)
Balance at September 30, 2018	$(84,824)	$132	$(84,692)

NOTE 9        EARNINGS PER SHARE

Class A Stock (August 28, 2018 through September 30, 2018)

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period August 28, 2018 through September 30, 2018. Class A shares outstanding were 162,323,967 and 147,477,653 as of August 28, 2018 and September 30, 2018, respectively. EPS is not presented for Class B Stock and Class C Stock as neither class of stock is publicly traded.

Common Stock

Basic EPS for common stock is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS for common stock is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of the warrants and the dilutive effect of options and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), are computed using the "treasury" method. The dilutive effect of the Preferred Units is computed using the "if-converted" method.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Information related to our EPS calculations is summarized as follows:

	July 1, 2018 through August 27, 2018	January 1, 2018 through August 27, 2018
Numerators - Basic:
Net income	$3,698,966	$3,860,424
Preferred Stock dividends	(3,984)	(11,952)
Allocation to noncontrolling interests	(39,240)	(43,049)
Net income attributable to common stockholders	$3,655,742	$3,805,423
Numerators - Diluted:
Distributions to Preferred Units	450	1,711
Net income attributable to common stockholders	3,656,192	3,807,134
Denominators:
Weighted-average number of common shares outstanding - basic	777,208	914,066
Effect of dilutive securities	3,822	3,831
Weighted-average number of common shares outstanding - diluted	781,030	917,897
Anti-dilutive Securities:
Effect of Common Units	5,438	7,662
Effect of LTIP Units	1,721	1,748
Weighted-average number of anti-dilutive securities	7,159	9,410

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Numerators - Basic and Diluted:
Net income	$226,272	$464,960
Preferred Stock dividends	(3,984)	(11,952)
Allocation to noncontrolling interests	(3,492)	(9,157)
Net income attributable to common stockholders	$218,796	$443,851
Denominators:
Weighted-average number of common shares outstanding - basic	878,663	881,786
Effect of dilutive securities	61,521	63,207
Weighted-average number of common shares outstanding - diluted	940,184	944,993
Anti-dilutive Securities:
Effect of Preferred Units	1,514	1,514
Effect of Common Units	8,374	5,991
Effect of LTIP Units	1,805	1,852
Weighted-average number of anti-dilutive securities	11,693	9,357

For the period July 1, 2018 through August 27, 2018 and the period January 1, 2018 through August 27, 2018, dilutive options and dilutive shares related to the Preferred Units are included in the denominator of dilutive EPS. Distributions to Preferred Units are included in the numerator of dilutive EPS. For the three and nine months ended September 30, 2017, dilutive options and dilutive shares related to the warrants are included in the denominator of diluted EPS.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Outstanding Common Units and LTIP Units have been excluded from the diluted earnings per share calculation because including such units would also require that the share of BPROP income attributable to such units be added back to net income therefore resulting in no effect on EPS. For the three and nine months ended September 30, 2017, outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Units dividend be added back to the net income, resulting in anti-dilution.

During the year ended December 31, 2017, BAM, Abu Dhabi Investment Authority and Future Fund Board of Guardians exercised warrants for 83,866,187 shares of common stock using both full and net share settlement.

BPY owned 55,969,390 shares of treasury stock of GGP as of September 30, 2017. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheets. Additionally, GGPN holds 27,459,195 shares of stock as a result of warrants purchased during the year ended December 31, 2013. These shares are presented as issued, but not outstanding on our Consolidated Balance Sheets. Accordingly, these shares have been excluded from the calculation of EPS.

NOTE 10    STOCK-BASED COMPENSATION PLANS

The GGP Inc. 2010 Equity Plan (the "Equity Plan") renamed as the Amended and Restated Brookfield Property REIT Inc. 2010 Equity Incentive Plan on August 28, 2018 in connection with the BPY Transaction, reserves for the issuance of 4% of outstanding Class A Stock on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the "Awards"). The Company's directors, officers and other employees and those of its subsidiaries and affiliates are eligible for the Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of BPR's Class A Stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed 10 years.

On November 12, 2013, the Equity Plan was amended to allow for the grant of LTIP Units to certain officers, directors, and employees of the Company as an alternative to stock options or restricted stock. LTIP Units are classes of partnership interests that under certain conditions, including vesting, are convertible by the holder into units of BPROP Series K preferred stock of the Operating Partnership, which are redeemable by the holder for Class A shares on a one-to-one ratio (subject to adjustment for changes to the Company's capital structure) or for the cash value of such shares at the option of the Company.

On February 17, 2016, the Equity Plan was amended to allow for the grant of restricted stock or LTIP Units to certain of its officers, directors, and employees that vest based on the achievement of certain established metrics that are based on the performance of the Company.

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

In connection with the BPY Transaction, the Company's Equity Plan was amended and certain outstanding awards were modified. All outstanding GGP Inc. in and out of the money options were canceled and replaced with Class A Stock of BPR and BPY options, respectively. Certain existing appreciation only LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. Outstanding restricted GGP Inc. shares were replaced with restricted shares of Class A Stock. As the awards were modified in conjunction with an equity restructuring, they were accounted for as modifications. Incremental compensation cost was measured as the excess of the fair value of the replacement awards over the fair value of the original awards immediately before the terms were modified. Total compensation cost measured at the date of modification was the grant-date fair value of the original awards for which the requisite service is expected to be rendered (or has already been rendered) plus the incremental cost associated with the replacement awards. For vested awards, incremental compensation cost was recognized on the modification date. For unvested awards, incremental compensation cost is being recognized over the remaining service period.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Compensation expense related to stock-based compensation plans for the three and nine months ended September 30, 2018, and 2017 is summarized in the following table in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (1)	2017	2018 (1)	2017
Stock options - Property management and other costs	$41	$811	$188	$2,766
Stock options - General and administrative	38	1,814	112	6,449
Restricted stock - Property management and other costs	5,952	1,366	9,056	4,424
Restricted stock - General and administrative	10,231	540	12,125	2,368
LTIP Units - Property management and other costs	552	397	1,187	1,189
LTIP Units - General and administrative	13,176	3,389	21,138	14,330
Total	$29,990	$8,317	$43,806	$31,526

(1)	In connection with the BPY Transaction, outstanding equity awards were modified resulting in an acceleration of expense of $21.5 million.

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan for the nine months ended September 30, 2018 and 2017:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	14,427,103	$17.84	15,277,189	$17.90
Granted (1)	1,068,818	19.70	—	—
Exercised	(338,715)	16.55	(443,221)	18.05
Forfeited	(1,082)	28.86	(148,040)	22.31
Expired	(55,917)	23.27	(4,107)	28.86
Conversion effect (1)	(14,081,389)	17.85	—	—
Stock options Outstanding at September 30,	1,018,818	$19.76	14,681,821	$17.85

(1)
In connection with the BPY Transaction, outstanding GGP Inc. in and out of the money options were canceled and replaced with Class A Stock of BPR and BPY options, respectively. The BPY options remain outstanding as of September 30, 2018 as they are held by BPR employees.

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	4,747,664	$26.98	4,345,912	$27.27
Granted (1)	1,387,289	22.51	553,526	25.38
Exercised	(73,660)	28.95	(92,880)	29.15
Forfeited	(1,014,366)	25.83	(58,894)	26.77
Expired	—	—	—	—
Canceled (1)	(1,204,203)	25.93	—	—
LTIP Units Outstanding at September 30,	3,842,724	$25.96	4,747,664	$27.02

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(1)
In connection with the BPY Transaction, certain existing LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. The substitute LTIP awards remain outstanding as of September 30, 2018 as they are held by BPR employees.

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock Outstanding at January 1,	1,089,364	$25.29	476,686	$27.11
Granted	1,074,137	21.52	808,448	25.30
Vested	(394,995)	23.69	(170,137)	26.78
Canceled	(123,232)	24.42	(100,357)	26.02
Conversion effect (1)	(635,698)	24.52	—	—
Restricted stock Outstanding at September 30,	1,009,576	$22.49	1,014,640	$25.83

(1)	In connection with the BPY Transaction, outstanding restricted GGP Inc. shares were replaced with restricted shares of Class A Stock.

NOTE 11    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	September 30, 2018	December 31, 2017
Trade receivables	$87,659	$109,968
Short-term tenant receivables	4,333	4,776
Straight-line rent receivable	144,137	233,630
Other accounts receivable	3,588	5,165
Total accounts receivable	239,717	353,539
Provision for doubtful accounts	(18,182)	(19,458)
Total accounts receivable, net	$221,535	$334,081

NOTE 12    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	September 30, 2018	December 31, 2017
Notes receivable	$323,417	$404,129
Accrued interest	12,526	13,429
Total notes receivable	$335,943	$417,558

On July 12, 2017, we entered into a promissory note with our joint venture GSPHII, in which we lent GSPHII $127.4 million that bears interest at 6.3% from January 1, 2018 until the note matures on December 31, 2018. Interest payments occur a month in arrears, commencing on the first day of the second calendar month with a final payment on the maturity date. The note is collateralized by GSPHII's interest in four anchor boxes.

On May 23, 2017, we entered into a promissory note with our joint venture partner, Bayside Equities, LLC ("Bayside Equities"), a subsidiary of Ashkenazy Holding Co., LLC, in which we lent Bayside Equities $19.1 million that bears interest at 12.2% per annum. The note was collateralized by Bayside Equities' economic interest in Riverchase Galleria and the Tysons Galleria anchor box and was paid down as of September 30, 2018 in conjunction with the BPY Transaction.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Notes receivable includes $204.3 million of notes receivable from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million to our joint venture partner in the retail portion and bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 8.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of September 30, 2018, there was $177.5 million outstanding on the first note. The $80.0 million outstanding on the second note was paid down in full during the second quarter of 2018.

NOTE 13    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30, 2018			December 31, 2017
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$169,299	$(128,698)	$40,601	$411,789	$(313,228)	$98,561
Below-market ground leases, net	62,720	(8,282)	54,438	118,994	(14,870)	104,124
Real estate tax stabilization agreement, net	111,506	(49,802)	61,704	111,506	(45,081)	66,425
Total intangible assets	$343,525	$(186,782)	$156,743	$642,289	$(373,179)	$269,110
Remaining prepaid expenses and other assets:
Restricted cash			44,817			67,335
Security and escrow deposits			1,258			2,308
Prepaid expenses			39,377			54,987
Other non-tenant receivables			30,679			31,265
Other			19,872			69,790
Total remaining prepaid expenses and other assets			136,003			225,685
Total prepaid expenses and other assets			$292,746			$494,795

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30, 2018			December 31, 2017
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	203,565	(78,497)	$125,068	348,984	(162,228)	$186,756
Above-market headquarters office leases, net	—	—	—	4,342	(3,860)	482
Above-market ground leases, net	754	(60)	694	9,880	(2,648)	7,232
Total intangible liabilities	$204,319	$(78,557)	$125,762	$363,206	$(168,736)	$194,470
Remaining accounts payable and accrued expenses:
Accrued interest			31,401			43,874
Accounts payable and accrued expenses			43,378			77,405
Accrued real estate taxes			62,402			78,213
Deferred gains/income			67,711			90,379
Accrued payroll and other employee liabilities			51,589			54,520
Construction payable			222,436			221,172
Tenant and other deposits			16,669			32,106
Insurance reserve liability			13,001			12,035
Capital lease obligations			5,385			5,385
Conditional asset retirement obligation liability			2,357			6,149
Other			234,074			103,724
Total remaining Accounts payable and accrued expenses			750,403			724,962
Total Accounts payable and accrued expenses			$876,165			$919,432

NOTE 15    LITIGATION

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

The Company is subject to litigation related to the BPY Transaction. The Company cannot predict the outcome of pending litigation, nor can it predict the amount of time and expense that will be required to resolve such litigation.

Brookfield Property REIT Inc.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Contractual rent expense, including participation rent	$1,982	$2,177	$6,323	$6,562
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	1,204	1,605	4,441	4,846

NOTE 17    SUBSEQUENT EVENTS

On October 1, 2018, the Company obtained a new variable-rate loan at Hulen Mall for $90.0 million with an interest rate of LIBOR plus 2.80%. The loan replaced a fixed-rate loan of $118.7 million with an interest rate of 4.25%.

On November 1, 2018, the Company conveyed Oak View Mall to the lender in full satisfaction of $74.7 million in outstanding debt.

On November 1, 2018, the Company obtained a new fixed-rate loan at St. Louis Galleria for $265.0 million with an interest rate of 5.12%. The loan replaced a fixed-rate loan of $215.0 million with an interest rate of 3.44%.

On November 7, 2018, the Company obtained a new fixed-rate loan at 605 N. Michigan Avenue for $80.0 million with an interest rate of 4.76%.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to our consolidated financial statements included in this Quarterly Report and whose descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such consolidated financial statements and related Notes. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as in such Notes.

Overview

GGP Inc., ("GGP” or the “Company”) (now known as Brookfield Property REIT Inc. or “BPR"), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust, referred to as a "REIT".

On March 26, 2018, GGP and Brookfield Property Partners L.P. (“BPY”) entered into a definitive agreement (the “Merger Agreement”) pursuant to which BPY would acquire all of the shares of GGP common stock, par value $0.01 per share, that BPY and its affiliates did not already own through a series of transactions (collectively, the “BPY Transaction”), including, among other things, the exchange of all shares of GGP common stock owned by certain affiliates of BPY and any subsidiary of GGP for Series B Preferred Stock (the “Class B Exchange”) and the payment of a special dividend payable to certain holders of record of GGP common stock pursuant to the terms of the Merger Agreement (the “Pre-Closing Dividend”).

On July 26, 2018, GGP obtained the requisite stockholder approval of the BPY Transaction at a special meeting of GGP stockholders. Therefore, on July 27, 2018, GGP effected the Class B Exchange by exchanging 407,070,423 shares of GGP common stock owned by certain affiliates of BPY and any subsidiary of GGP into Series B Preferred Stock.

On August 27, 2018, pursuant to the Merger Agreement, the Pre-Closing Dividend and consideration was paid to all holders of record of GGP common stock (not including holders of GGP restricted stock, but including certain holders of GGP options who are deemed stockholders) on July 27, 2018 following the Class B Exchange. The Pre-Closing Dividend and consideration provided for the distribution of up to $23.50 in cash or a choice of either one BPY limited partnership unit ("BPY unit") or one share of newly authorized Class A Stock of BPR, par value $0.01 per share ("Class A Stock"), subject to proration in each case, based on an aggregate cash consideration amount of $9.25 billion.

Pursuant to the Merger Agreement, on August 27, 2018, GGP’s certificate of incorporation was amended and restated (the “Charter Amendments”) to, among other things, change the Company's name to Brookfield Property REIT Inc., authorize the issuance of Class A Stock, Class B-1 Stock, par value $0.01 per share (“Class B-1 Stock”) and Class C Stock, par value $0.01 per share (“Class C Stock”) and to provide the terms governing the Series B Preferred Stock and Class B-1 Stock (collectively, “Class B Stock”). In addition, the Company amended and restated its bylaws (the “Bylaws Amendments”) and the agreement of limited partnership of GGP Operating Partnership, LP (“GGPOP”), a subsidiary of GGP that was renamed BPR OP, LP (“BPROP”) (the “Amended BPR OP Partnership Agreement”). The Charter Amendments superseded the certificate of designations authorizing the Company's Series B Preferred Stock, such that the Series B Preferred Stock remains outstanding but is referred to following the Charter Amendments as Class B Stock, having the rights, powers, preferences and other terms given to Class B Stock in the Charter Amendments.

Each share of Class A Stock was structured to provide its holder with an economic return that is equivalent to that of a BPY unit, including rights to identical distributions. Subsequent to the BPY Transaction, Class A stockholders have the right to exchange all or a portion of their Class A Stock for cash at a price equal to the value of an equivalent number of BPY units, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. BPY has the option, but not the obligation, to settle any exchange requests by exchanging each share of Class A Stock for one BPY unit. All dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock, Class C Stock or the common stock of BPR and will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock, Class C Stock or the common stock of BPR. The holders of Class A Stock shall not be entitled to any dividends from BPR other than the class A dividend.

Except as otherwise expressly provided in the Charter Amendments or as required by law, the holders of Class A Stock, Class B Stock and Class C Stock will vote together and not as separate classes. The holders of shares of each of Class B Stock and Class C Stock will be entitled to one vote for each share thereof held at the record date for the determination of stockholders entitled to vote on any matter. The holders of shares of Class A Stock will be entitled to one vote for each share thereof held at the record date for the determination of stockholders entitled to vote on any matter, except that holders of shares of Class A Stock will not be entitled to vote (i) on a liquidation or dissolution or conversion of the Class A Stock in connection with a market capitalization liquidation event (as described in the Charter Amendments), or (ii) to reduce the voting power of the Class B Stock or Class C Stock.

BPR is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. Although the BPY Transaction resulted in a change of control of the Company, BPR remains a reporting entity. Accordingly, the Company accounted for the BPY Transaction as an equity recapitalization transaction. The BPY Transaction resulted in the consummation of a series of recapitalization and financing transactions (see Note 6) and joint venture asset sales (see Note 3). As a result of the BPY Transaction, our financial information should be considered in conjunction with BPY’s financial information.

In these notes, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of September 30, 2018, we are the owner, either entirely or with joint venture partners, of 125 retail properties.

Substantially all of our business is conducted through BPROP, which we sometimes refer to herein as the Operating Partnership and its subsidiaries. As of September 30, 2018, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through General Growth Management, Inc. ("GGMI"), General Growth Services, Inc. ("GGSI") and GGPLP REIT Services, LLC ("GGPRS"). Each of GGMI and GGSI is a taxable REIT subsidiary ("TRS"), which provides management, leasing, tenant coordination, business development, marketing, strategic partnership and other services for a majority of our Unconsolidated Real Estate Affiliates (defined below) and for substantially all of our Consolidated Properties (defined below). GGSI also serves as a contractor to GGMI for these services. GGPRS generally provides financial, accounting, tax, legal, development, and other services to our Consolidated Properties.

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, employees, consumers and stockholders. We own a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot) and urban retail properties. BPR defines best-in-class retail and modern luxury through curated merchandising and elegant culinary experiences set against the backdrop of refined ambiance across this distinguished collection of destinations. Our retail properties are the core centers of retail, dining and entertainment within their trade areas and, therefore, represent hubs of daily life. As of September 30, 2018, we own, either entirely or with joint venture partners, 125 retail properties located throughout the United States comprising approximately 122 million square feet of gross leasable area, or GLA.

We provide management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are the same whether the properties are consolidated or unconsolidated.

We seek to increase long-term Company NOI and Company EBITDA (each as defined below) growth through proactive management and leasing of our properties. We also recycle capital through strategic dispositions in order to opportunistically invest in high quality retail properties. We believe that the most significant operating factor affecting incremental cash flow and Company EBITDA growth is increased rents earned from tenants at our properties. This growth is primarily achieved by:

•	contractual rent increases;

•	occupancy growth;

•	positive leasing spreads;

•	income from redevelopment projects; and

•	controlling operating expenses.

As of September 30, 2018, the portfolio was 94.6% occupied, compared to 95.4% occupied at September 30, 2017. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 11.6% higher than the final rents paid on expiring leases.

We have identified approximately $1.7 billion of development and redevelopment projects within our portfolio, including re-development of anchor box spaces, over 80% of which is being invested into Class A retail properties. We currently expect to achieve stabilized returns of approximately 7-9% for all projects.

We believe our long-term strategy can provide our stockholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Net income attributable to BPR increased from $455.8 million for the nine months ended September 30, 2017 to $3.8 billion for the nine months ended September 30, 2018 primarily due to gains related to joint ventures formed in conjunction with the BPY Transaction. Our Company NOI (as defined below) decreased 1.0% from $1.3 billion for the nine months ended September 30, 2017 to $1.3 billion for the nine months ended September 30, 2018. Our Company FFO (as defined below) increased 46.5% from $1.0 billion for the nine months ended September 30, 2017 to $1.5 billion for the nine months ended September 30, 2018 primarily due to gains related to joint ventures formed in conjunction with the BPY Transaction.

See Non-GAAP Supplemental Financial Measures below for a discussion of Company NOI, Company EBITDA and Company FFO, along with a reconciliation to the comparable GAAP measures, Operating income and Net income attributable to BPR.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	September 30, 2018 (1)	September 30, 2017 (1)
In-Place Rents Per Square Foot for Total Retail Properties (2)	$78.28	$78.14

Percentage Occupied for Total Retail Properties	94.6%	95.4%

(1)
Metrics exclude properties acquired in the year ended December 31, 2017 and the nine months ended September 30, 2018, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

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

	# of Leases	SF	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,263	4,141,699	6.9	$71.40	$63.96	$7.44	11.6%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended September 30, 2018 and 2017

The following table is a breakout of the components of minimum rents:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$311,683	$357,292	$(45,609)	(12.8)%
Lease termination income	1,320	9,071	(7,751)	(85.4)%
Straight-line rent	(1,359)	2,768	(4,127)	(149.1)%
Above and below-market tenant leases, net	(1,661)	(5,274)	3,613	(68.5)%
Total Minimum rents	$309,983	$363,857	$(53,874)	(14.8)%

Base minimum rents decreased $45.6 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $44.3 million decrease in permanent base minimum rents during the third quarter of 2018 compared to the third quarter of 2017 (Note 3).

Tenant recoveries decreased $27.7 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $23.7 million decrease in tenant recoveries during the third quarter of 2018 compared to the third quarter of 2017 (Note 3).

Other revenue decreased $5.5 million, primarily due to the sale of a land parcel at one property during 2017, resulting in $2.3 million in other revenue, and a $1.7 million decrease in deferred revenue related to condominiums at Ala Moana.

Real estate taxes decreased $6.4 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $7.7 million decrease in real estate taxes during the third quarter of 2018 compared to the third quarter of 2017 (Note 3).

Other property operating costs decreased $9.5 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $10.3 million decrease in other property operating costs during the third quarter of 2018 compared to the third quarter of 2017 (Note 3).

The provision for impairment during the three months ended September 30, 2018 is related to an impairment charge recorded on one operating property (Note 2).

Interest and dividend income decreased $8.7 million, primarily due to the settlement of notes receivable with our joint venture partners during 2017.

Interest expense increased $8.7 million, primarily due to a $20.7 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6). In addition, 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue became consolidated properties during the third quarter of 2017. This resulted in a $5.5 million increase in interest expense during the third quarter of 2018 compared to the third quarter of 2017. This was partially offset by the joint venture transactions related to the BPY Transaction in the third quarter of 2018. This resulted in a $19.1 million decrease in interest expense during the third quarter of 2018 compared to the third quarter of 2017 (Note 3).

The gain on foreign currency during the three months ended September 30, 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement of a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013.

The gain from changes in control of investment properties and other of $2.9 billion during the three months ended September 30, 2018 is due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018, the sale of an anchor box at The Oaks Mall and the sale of the commercial office unit at 685 Fifth Avenue (Note 3). The gain from changes in control of investment properties and other of $95.2 million during the three months ended September 30, 2017 relates to the transaction at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue and the Seritage joint venture transactions (Note 3).

Benefit from income taxes of $570.7 million during the three months ended September 30, 2018 is primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction.

Equity in income of Unconsolidated Real Estate Affiliates decreased $15.6 million, primarily due to a decrease in income recognition on condominiums and demolition work at one property.

The Unconsolidated Real Estate Affiliates - gain on investment during the three months ended September 30, 2018 is due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3).

Nine months ended September 30, 2018 and 2017

The following table is a breakout of the components of minimum rents:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Components of Minimum rents:
Base minimum rents	$1,036,243	$1,061,730	$(25,487)	(2.4)%
Lease termination income	27,229	18,379	8,850	48.2%
Straight-line rent	(766)	3,260	(4,026)	(123.5)%
Above and below-market tenant leases, net	(4,889)	(21,294)	16,405	(77.0)%
Total Minimum rents	$1,057,817	$1,062,075	$(4,258)	(0.4)%

Base minimum rents decreased $25.5 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $39.0 million decrease in permanent base minimum rents during the third quarter of 2018 compared to the third quarter of 2017 (Note 3). In addition, the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 resulted in a $5.1 million increase in permanent base minimum rents. The offsetting decrease relates primarily to 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $20.1 million increase in base minimum rents during the first nine months of 2018 compared to the first nine months of 2017.

Tenant recoveries decreased $39.5 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $23.7 million decrease in tenant recoveries during the first nine months of 2018 compared to the first nine months of 2017 (Note 3). In addition, the disposition of three operating properties during 2017 resulted in a $5.5 million decrease in tenant recoveries during the first nine months of 2018 compared to the first nine months of 2017.

Other revenue decreased $11.8 million, primarily due to the sale of land parcels at two operating properties during 2017, resulting in $4.6 million in other revenue, and a $5.0 million decrease in deferred revenue related to condominiums at Ala Moana.

The provision for impairment during the nine months ended September 30, 2018 is related to an impairment charge recorded on one operating property (Note 2).

Interest and dividend income decreased $25.4 million primarily due to the settlement of notes receivable with our joint venture partners during 2017.

Interest expense increased $20.6 million, primarily due to a $22.0 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6). In addition, 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue became consolidated properties during the third quarter of 2017. This resulted in a $18.8 million increase in interest expense during the third quarter of 2018 compared to the third quarter of 2017. This was partially offset by the joint venture transactions related to the BPY Transaction in the third quarter of 2018. This resulted in a $20.4 million decrease in interest expense during the third quarter of 2018 compared to the third quarter of 2017 (Note 3).

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

The gain from changes in control of investment properties and other, net of $2.9 billion during the nine months ended September 30, 2018 is due to the joint venture transactions related to the BPY Transaction in the third quarter of 2018, the sale of an anchor box at The Oaks Mall, the sale of the commercial office unit at 685 Fifth Avenue and the sale of a 49.9% joint venture interest in the Sears Box at Oakbrook Center (Note 3). The gain from changes in control of investment properties and other of $79.3 million during the nine months ended September 30, 2017 relates to the transaction at 218 West 57th Street, 530 Fifth Avenue and 685

Fifth Avenue, the Seritage joint venture, the acquisition of the remaining interest in Neshaminy Mall and our sale of our interest in Red Cliffs Mall (Note 3).

Benefit from income taxes of $571.0 million during the nine months ended September 30, 2018 is primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction.

Equity in income of Unconsolidated Real Estate Affiliates decreased $40.7 million, primarily due to a decrease in income recognition on condominiums and demolition work at one property.

The Unconsolidated Real Estate Affiliates - gain on investment during the nine months ended September 30, 2018 is due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 and the sale of a portion of our interest in Aeropostale (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $260.7 million of consolidated unrestricted cash and $1.1 billion of available credit under our credit facility as of September 30, 2018, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities; and

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, Class A Stock, Common Stock of BPROP, share repurchases or other capital raising activities.

During the nine months ended September 30, 2018, we refinanced a consolidated mortgage note at 685 Fifth Avenue. The prior $340.0 million variable-rate consolidated mortgage note matured on July 1, 2018 and had an interest rate of LIBOR plus 2.75%. In connection with the refinancing, $100.0 million remained related to the commercial office unit and a new $275.0 million fixed-rate consolidated mortgage note with a term-to-maturity of 10.0 years and an interest rate of 4.53% was obtained on the retail unit. The $100.0 million was paid down in full in conjunction with the sale of the commercial office unit on July 13, 2018. In addition, we refinanced mortgage notes totaling $319.9 million at four properties. The prior loans totaling $248.7 million had a weighted-average term-to-maturity of 0.7 years and a weighted-average interest rate of 4.06%. The new loans have a weighted-average term-to-maturity of 7.6 years and a weighted-average interest rate of 4.52%. We also obtained new mortgage notes totaling $336.2 million at five properties with a weighted-average term-to-maturity of 4.6 years and a weighted-average interest rate of 4.71%.

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

As of September 30, 2018, we had $7.5 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of September 30, 2018, our proportionate share of total debt aggregated $21.1 billion. Our total debt includes our consolidated debt of $13.2 billion and our share of Unconsolidated Real Estate Affiliates debt of $7.9 billion. Of our proportionate share of total debt, $6.0 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 17.2% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $2.9 billion at our proportionate share or approximately 14.4% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of September 30, 2018. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2022.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2018	$118,700	$221,033
2019	410,702	871,933
2020	932,936	1,280,042
2021	2,221,914	761,240
2022	1,079,667	1,125,720
Subsequent	8,455,012	3,643,114
Total	$13,218,931	$7,903,082

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

We have development and redevelopment activities totaling approximately $1.2 billion under construction and $539 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

Property	Description	BPR's Total Projected Share of Cost	BPR's Investment to Date (1)	Expected Return on Investment (2)	Stabilized Year
Major Development Summary (in millions, at share unless otherwise noted)
Under Construction
New Development Norwalk, CT	Ground up development	$474	$258	7%	2022
Staten Island Mall Staten Island, NY	Expansion	209	176	6-7%	2020
Other Projects	Redevelopment projects at various properties	491	286	6-8%	2018-2020
	Total Projects Under Construction	$1,174	$720
Projects in Pipeline
Other Projects	Redevelopment projects at various properties	539	54	6-8%	TBD
	Total Projects in Pipeline	$539	$54

(1)	Projected costs and investments to date exclude capitalized interest and internal overhead.

(2)	Return on investment represents first year stabilized cash on cost return, based upon budgeted assumptions. Actual costs may vary.

Our investment in these projects for the nine months ended September 30, 2018 increased from December 31, 2017 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to our investment to date.

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

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Operating capital expenditures (1)	$107,488	$110,683
Tenant allowances and capitalized leasing costs (2)	146,785	140,300
Capitalized interest and capitalized overhead	52,852	44,475
Total	$307,125	$295,458

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 6.2 million square feet.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
November 1	November 30, 2018	December 31, 2018	$0.315
August 28	August 31, 2018	September 28, 2018	0.315

Common Stock Dividends

Our Board of Directors declared common stock dividends during 2018 and 2017 as follows:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13, 2018	July 31, 2018	$0.22
February 7	April 13, 2018	April 30, 2018	0.22
2017
October 31	December 15, 2017	January 5, 2018	$0.22
August 2	October 13, 2017	October 31, 2017	0.22
May 1	July 13, 2017	July 28, 2017	0.22
January 30	April 13, 2017	April 28, 2017	0.22

(1)     Excludes the Pre-Closing Dividend (Note 1).

Preferred Stock Dividends

On February 13, 2013, we issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. In connection with the BPY Transaction, each share of Pre-Merger Preferred Stock was converted into one share of 6.375% Series A Preferred Stock. Our Board of Directors declared preferred stock dividends during 2018 and 2017 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2018
November 1	December 14, 2018	January 1, 2019	$0.3984
July 31	September 17, 2018	October 1, 2018	0.3984
May 3	June 15, 2018	July 2, 2018	0.3984
February 7	March 15, 2018	April 2, 2018	0.3984
2017
October 31	December 15, 2017	January 2, 2018	$0.3984
August 2	September 15, 2017	October 2, 2017	0.3984
May 1	June 15, 2017	July 3, 2017	0.3984
January 30	March 15, 2017	April 3, 2017	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $488.2 million for the nine months ended September 30, 2018 and $937.7 million for the nine months ended September 30, 2017. Significant changes in the components of net cash provided by operating activities include:

•	in 2018, an increase in cash outflows from transaction expenses;

•	in 2017, an increase in cash inflows from condominium sales revenue; and

•	in 2017, an increase in cash inflows from tenant recoveries.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $2.6 billion for the nine months ended September 30, 2018 and $(695.5) million for the nine months ended September 30, 2017. Significant components of net cash (used in) provided by investing activities include:

•	in 2018, proceeds from sales of investment properties and unconsolidated real estate affiliates, $2.9 billion;

•	in 2018, development of real estate and property improvements, $(587.4) million;

•	in 2018, proceeds from repayment of loans to joint venture partners, $82.0 million;

•	in 2018, contributions to unconsolidated real estate affiliates, $(102.1) million;

•	in 2018, distributions received from unconsolidated real estate affiliates in excess of income, $343.0 million;

•	in 2017, proceeds from sales of investment properties and unconsolidated real estate affiliates, $42.0 million;

•	in 2017, development of real estate and property improvements, $(742.1) million;

•	in 2017, proceeds from repayment of loans to joint venture partners, $47.1 million;

•	in 2017, contributions to unconsolidated real estate affiliates, $(71.1) million; and

•	in 2017, distributions received from unconsolidated real estate affiliates in excess of income, $81.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.0 billion for the nine months ended September 30, 2018 and $395.3 million for the nine months ended September 30, 2017. Significant components of net cash used in financing activities include:

•	in 2018, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $6.6 billion; net of principal payments of $(1.2) billion;

•	in 2018, cash distributions paid to common stockholders of $(9.8) billion;

•	in 2018, cash contributions from noncontrolling interests from institutional investors of $1.5 billion;

•	in 2017, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $1.4 billion; net of principal payments of $(680.7) million;

•	in 2017, repurchase of treasury stock of $(267.8) million; and

•	in 2017, cash distributions paid to common stockholders of $(812.9) million.

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

For the nine months ended September 30, 2018, there were no significant changes to these policies except for the policies related to the derecognition of nonfinancial assets and in substance nonfinancial assets, including real estate, and the recognition of the related gain on sale of investment properties as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets, as of January 1, 2018 as described in Note 2.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

The Company presents NOI, EBITDA and FFO as they are financial measures widely used in the REIT industry. In order to provide a better understanding of the relationship between the Company's non-GAAP financial measures of NOI, Company NOI, EBITDA, Company EBITDA, FFO and Company FFO, reconciliations have been provided as follows: a reconciliation of GAAP operating income to NOI and Company NOI, a reconciliation of GAAP net income attributable to BPR to EBITDA and Company EBITDA, and a reconciliation of GAAP net income attributable to BPR to FFO and Company FFO. None of the Company's non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to BPR and none are necessarily indicative of cash flow. In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company's proportionate share) as the Company believes that given the significance of the Company's operations that are owned through investments accounted for by the equity method of accounting, the detail of the operations of the Company's unconsolidated properties provides important insights into the income and FFO produced by such investments.

The following table reconciles GAAP Operating Income to Company NOI (dollars in thousands) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating Income (Loss)	$(69,715)	$218,306	$289,369	$593,967
Loss (gain) on sales of investment properties	276	173	298	(956)
Depreciation and amortization	156,401	161,278	515,437	505,875
Provision for impairment	7,487	—	45,866	—
General and administrative	15,947	12,037	40,235	42,582
Costs related to the BPY Transaction	204,159	—	204,159	—
Property management and other costs	43,763	35,195	119,932	115,334
Management fees and other corporate revenues	(30,483)	(28,806)	(82,278)	(77,797)
Consolidated Properties	327,835	398,183	1,133,018	1,179,005
Noncontrolling interest in NOI of Consolidated Properties	(21,477)	(4,831)	(31,698)	(13,768)
NOI of sold interests	(77,093)	(132,371)	(336,856)	(397,711)
Unconsolidated Properties	196,540	177,650	539,087	539,579
Proportionate NOI	425,805	438,631	1,303,551	1,307,105
Company adjustments:
Minimum rents	94	2,376	1,623	11,713
Real estate taxes	1,333	1,345	4,022	4,033
Property operating expenses	762	599	1,922	1,793
Company NOI	$427,994	$442,951	$1,311,118	$1,324,644

The following table reconciles GAAP Net income attributable to BPR to Company EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Income Attributable to BPR	$3,683,274	$222,780	$3,840,924	$455,803
Allocation to noncontrolling interests	28,981	3,492	32,790	9,157
Loss (gain) on sales of investment properties	276	173	298	(956)
Gain on extinguishment of debt	—	—	—	(55,112)
Gains (losses) from changes in control of investment properties and other	(2,850,017)	(95,165)	(2,862,681)	(79,325)
Unconsolidated Real Estate Affiliates - gain on investment	(478,293)	—	(488,654)	—
Equity in income of Unconsolidated Real Estate Affiliates	(20,336)	(35,937)	(59,206)	(99,884)
Provision for impairment	7,487	—	45,866	—
(Benefit from) provision for income taxes	(570,716)	6,993	(571,018)	15,347
Gain on foreign currency	—	(3,889)	—	(3,195)
Interest expense	144,632	135,980	423,120	402,512
Interest and dividend income	(7,240)	(15,948)	(25,906)	(51,336)
Depreciation and amortization	156,401	161,278	515,437	505,875
Consolidated Properties	94,449	379,757	850,970	1,098,886
Noncontrolling interest in EBITDA of Consolidated Properties	(10,986)	(4,651)	(20,807)	(13,186)
EBITDA of sold interests	(75,272)	(130,620)	(331,044)	(392,293)
Unconsolidated Properties	183,961	166,348	503,646	508,753
Noncontrolling interest in EBITDA of Unconsolidated Properties	(8,591)	—	(8,593)	—
Proportionate EBITDA	183,561	410,834	994,172	1,202,160
Company adjustments:
Minimum rents	94	2,376	1,623	11,713
Real estate taxes	1,333	1,345	4,022	4,033
Property operating costs	762	599	1,922	1,793
General and administrative	202,587	—	$203,988	$—
Company EBITDA	$388,337	$415,154	$1,205,727	$1,219,699

The following table reconciles GAAP net income attributable to BPR to Company FFO for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Income Attributable to BPR	$3,683,274	$222,780	$3,840,924	$455,803
Redeemable noncontrolling interests	37,601	2,361	39,303	4,165
Provision for impairment excluded from FFO	6,757	—	45,866	—
Noncontrolling interests in depreciation of Consolidated Properties	(10,410)	(2,047)	(15,738)	(6,830)
Unconsolidated Real Estate Affiliates - gain on investment	(3,692)	—	(3,692)	—
Allocation of noncontrolling interests of Institutional Investors to Consolidated Properties	(2,303)	—	(2,304)	—
Gain on sales of investment properties	(473,274)	(1,394)	(473,252)	(2,523)
Preferred stock dividends	(3,984)	(3,984)	(11,952)	(11,952)
Gain (loss) from changes in control of investment properties and other	(2,850,017)	(95,165)	(2,862,681)	(79,325)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	151,494	156,987	492,870	494,137
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	93,921	75,477	249,843	224,036
FFO (1)	629,367	355,015	1,299,187	1,077,511
Company adjustments:
Minimum rents	94	2,376	1,623	11,713
Real estate taxes	1,333	1,345	4,022	4,033
Property operating expenses	762	599	1,922	1,793
General and administrative	202,587	—	203,988	—
Depreciation on non-income producing assets	27	—	9,435	—
Investment income, net	(198)	(205)	(607)	(614)
Market rate adjustments	(1,040)	(745)	(2,586)	(2,324)
Gain on foreign currency	—	(3,889)	—	(3,195)
FFO from sold interests	771	(28)	1,974	(52,211)
Company FFO	$833,703	$354,468	$1,518,958	$1,036,706

(1)	FFO as defined by the National Association of Real Estate Investment Trusts.

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

ITEM 4        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the persons performing the functions of principal executive and principal financial officers for us pursuant to a Master Services Agreement, dated August 27, 2018, among us, Brookfield Asset Management Inc. and other parties thereto (the "Master Services Agreement" of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).

Based on that evaluation, the persons performing the functions of principal executive and principal financial officers for us pursuant to the Master Services Agreement have concluded that our disclosure controls and procedures were effective at the end of the period covered by this report.

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

ITEM 1A    RISK FACTORS

For a discussion of our potential risks and uncertainties, please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed on February 22, 2018, and as updated by our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2018, as filed on May 7, 2018, and for the quarter ended June 30, 2018, as filed on July 31, 2018. Other than the risks associated with the transactions set forth below, there have been no material changes to the risk factors previously disclosed.

BPR and BPY may fail to realize any or all of the anticipated benefits of the BPY Transaction or those benefits may take longer to realize than expected.

BPR and BPY entered into the merger agreement and the other agreements related to the BPY Transaction because each believed that the BPY Transaction would be beneficial to the companies and their stockholders or unitholders and that combining the businesses of BPR and BPY would produce benefits and cost savings. If BPY is not able to combine successfully the businesses of BPR and BPY in an efficient and effective manner, the anticipated benefits and cost savings of the transactions may not be realized fully, or at all, or may take longer to realize than expected, and the value of Class A Stock may be adversely affected.

An inability to realize the full extent of the anticipated benefits of the transactions, as well as any delays encountered in the integration process, could have an adverse effect on the revenues, level of expenses and operating results of BPY and BPR, which may adversely affect the value of Class A Stock.

The management of BPY and BPR will have to dedicate substantial effort to integrating the businesses of BPR and BPY during the integration process. These efforts may divert management’s focus and resources from the business, corporate initiatives or strategic opportunities of BPY and BPR. In addition, the actual integration may result in additional and unforeseen expenses and the anticipated benefits of the integration may not be realized. Actual growth and cost savings, if achieved, may be lower than what BPY and BPR expect and may take longer to achieve than anticipated. Difficulties associated with managing a larger and more complex property portfolio could prevent BPY and BPR from realizing the anticipated benefits of the transactions and have a material adverse effect on their business. If BPY and BPR are not able to address integration challenges adequately, they may be unable to realize the anticipated benefits of the integration of the two companies. Failure to achieve the anticipated benefits of the BPY Transaction could adversely affect BPY and BPR’s results of operations or cash flows, cause dilution to the earnings per BPY unit and per share of Class A Stock, decrease or delay the expected benefits of the BPY Transaction and negatively affect the price of BPY units and shares of Class A Stock.

BPY and BPR may be unable to retain necessary personnel.

The success of the BPY Transaction will depend in part on BPY and BPR’s ability to retain their key employees. Key employees of BPY and BPR may depart because of, among other things, issues relating to the combination of two companies, and uncertainty and difficulty of integration or a desire not to remain long term with the companies. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the business activities of BPR or BPY may be adversely affected and management’s attention may be diverted from successfully integrating the companies to hire suitable replacements, all of which may cause BPR or BPY’s business to suffer. In addition, BPR and BPY may not be able to locate suitable replacements for any key employees or to offer employment to potential replacements on reasonable terms.

If BPY and BPR (and BAM, as service provider for BPR) are unable to attract, retain and motivate personnel that are critical to the successful integration of BPR into BPY and the future operation of the companies, BPY and BPR could face disruptions in their operations, loss of key employees, strategic relationships, key information, expertise or know-how and unanticipated additional recruiting and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition of BPR by BPY.

In connection with the BPY Transaction, certain affiliates of BPR and BPY entered into a new credit facility containing restrictive covenants that may impair BPR’s ability to conduct business.

In connection with the BPY Transaction, certain affiliates of BPR and BPY entered into a new credit facility containing operating and financial covenants. BPR’s obligations under the terms of the credit facility could impact BPR negatively. For example, it could:

•	limit BPR’s ability to obtain additional financing and to grant additional liens;

•	restrict BPR from making strategic acquisitions, sales, dispositions and transfers of assets or engaging in investment activities;

•	restrict BPR from paying dividends to its stockholders and redeeming or repurchasing its capital stock; and

•	restrict BPR from modifying its organizational documents.

Each of BPR and BPY have incurred and expects to incur significant costs in connection with the BPY Transaction and the integration of BPR and BPY.

Each of BPR and BPY have incurred and expects to incur significant costs in connection with the BPY Transaction and integrating the portfolios of BPR and BPY, including unanticipated costs and the assumption of known and unknown liabilities. While BPR and BPY have assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond BPR’s and BPY’s control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Although BPR and BPY expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, should allow BPR and BPY to offset these incremental expenses over time, the net benefit may not be achieved in the near term, or at all.

Moreover, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the integration of BPR and BPY could adversely affect each company’s business.

Class A Stock may not trade at the same price as the BPY units.

Although the Class A Stock is intended to provide an economic return that is equivalent to BPY units, there can be no assurance that the market price of Class A Stock will be equal to the market price of BPY units at any time. Factors that could cause differences in such market prices may include:

•	perception and/or recommendations by analysts, investors and/or other third parties that these securities should be priced differently;

•	actual or perceived differences in distributions to holders of Class A Stock versus BPY unitholders, including as a result of any legal prohibitions;

•	business developments or financial performance or other events or conditions that may be specific to only BPR or BPY; and

•
difficulty in the exchange mechanics between Class A Stock and BPY units, including the potential expiration or termination of the Rights Agreement, dated as of April 27, 2018 by and between BAM and Wilmington Trust, National Association, in accordance with its terms.

Holders of Class A Stock may not receive the same distributions as holders of BPY units, and, accordingly, may not receive the intended economic equivalence of the securities.

BPR intends to pay identical distributions in respect of the Class A Stock and BPY units. However, unforeseen circumstances (including legal prohibitions) may prevent the same distributions from being paid on each security. Accordingly, there can be no assurance that distributions will be identical for Class A Stock and BPY units in the future, which may impact the market price of these securities.

If a sufficient amount of Class A Stock is exchanged for BPY units, then Class A Stock may be de-listed.

Shares of Class A Stock began trading on the National Association of Securities Dealers Automated Quotations ("NASDAQ") following the consummation of the BPY Transaction. However, if a sufficient amount of Class A Stock is exchanged for BPY units, BPR may fail to meet the minimum listing requirements on the NASDAQ and NASDAQ may take steps to de-list the Class A Stock. This, in turn, would have a significant adverse effect on the liquidity of the Class A Stock, and holders thereof may not be able to exit their investments on favorable terms, or at all.

Additionally, if the market capitalization of Class A Stock (i.e., if the price per share of Class A Stock, multiplied by the number of shares of Class A Stock outstanding) averages less than $1,000,000,000 over any period of thirty (30) consecutive trading days, the BPR board will have the right to liquidate BPR’s assets and wind up BPR’s operations, which we refer to as a market capitalization liquidation event. Upon any market capitalization liquidation event, and subject to the prior rights of holders of the BPR Series A Preferred Stock and after the payment in full to any holder of BPR Class A Stock that has exercised its exchange rights, the holders of Class A Stock shall be entitled to a cash amount, for each share of Class A Stock, equal to the dollar volume-weighted average price of one BPY unit over the ten (10) trading days immediately following the public announcement of such market capitalization liquidation event, plus all declared and unpaid dividends. If, upon any such market capitalization liquidation event, the assets of BPR are insufficient to make such payment in full, then the assets of BPR will be distributed among the holders of Class A Stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled to receive. Notwithstanding the foregoing, upon any market capitalization liquidation event, Brookfield Properties, Inc. ("BPI") may elect to exchange all of the outstanding shares of Class A Stock for BPY units on a one-for-one basis. This initial one-for-one conversion factor is subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. Such a forced exchange of the Class A Stock for cash or BPY units could have a negative impact on the BPR stockholder’s investment, including adverse tax consequences.

The market price of Class A Stock and BPY units may be volatile, and holders of Class A Stock could lose a significant portion of their investment due to drops in the market price of Class A Stock.

The market price of shares of Class A Stock and BPY units may be volatile, and holders of Class A Stock may not be able to resell their shares at or above the implied price at which they acquired such securities due to fluctuations in the market price of Class A Stock, including changes in market price caused by factors unrelated to BPR or BPY’s operating performance or prospects. Specific factors that may have a significant effect on the market price of Class A Stock include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding the Class A Stock and/or BPY units, other companies comparable to BPR or BPY or companies in the industries they serve;

•	changes in the market price of BPY units;

•	actual or anticipated fluctuations in BPY’s or BPR’s operating results or future prospects;

•	reactions to public announcements by BPY and BPR;

•	strategic actions taken by BPY, BPR and/or their competitors;

•	adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	sales of such securities by BPY, BPR and/or members of their management team or significant stockholders.

Investors in Class A Stock will be affected by BPY’s performance, including the performance of assets of BPY that are not assets of BPR. There can be no assurance that BPY will be able to continue paying distributions equal to the level currently paid by BPY, or that BPR will be able to pay all of the distributions intended to be payable on the Class A Stock.

Each share of Class A Stock is intended to provide an economic return equivalent to one BPY unit, and is exchangeable for one BPY unit or its cash equivalent (the form of payment to be determined by BPI in its sole discretion) at any time from and after the date of the issuance of the Class A Stock. Therefore, investors in Class A Stock will be affected by BPY’s performance, including the performance of assets of BPY that are not assets of BPR. BPY and its business may be affected by a wide variety of factors, and we can provide no assurance that BPY’s future performance will be comparable to its performance in the past.

In addition, distributions on BPY units may not be equivalent to the level currently paid by BPY for various reasons, including, but not limited to, the following:

•	BPY may not have enough unrestricted funds to pay such distributions due to changes in BPY’s cash requirements, capital spending plans, cash flow or financial position;

•
decisions on whether, when and in which amounts to make any future distributions will be dependent on then-existing conditions, including BPY and BPR’s financial condition, earnings, legal requirements, including limitations under Bermuda law, restrictions in BPY’s borrowing agreements that limit its ability to pay dividends to unitholders and other factors BPY deems relevant; and

•	BPY may desire to retain cash to improve its credit profile or for other reasons.

An active trading market for Class A Stock may not be sustained.

Prior to the BPY Transaction, there was no public market for Class A Stock. Although we have completed the BPY Transaction and shares of our Class A Stock are listed on the NASDAQ, an active trading market for our Class A Stock may not be developed or sustained and we cannot assure you as to the liquidity of markets that may develop for Class A Stock or to your ability to sell Class A Stock or the price at which you would be able to sell Class A Stock. If an active market for Class A Stock does develop, Class A Stock could trade at prices that may be lower than market prices for BPY units. A number of factors, principally factors relating to BPY but also including factors specific to BPR and its business, financial condition and liquidity, economic and financial market conditions, interest rates, unavailability of capital and financing sources, volatility levels and other factors could lead to a decline in the value of Class A Stock and a lack of liquidity in any market for Class A Stock.

The amended BPR charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain disputes between BPR’s stockholders and BPR and its current or former directors, officers and other stockholders, which could limit BPR’s stockholders’ ability to obtain a favorable judicial forum for disputes with BPR or its current or former directors, officers or other stockholders.

The amended BPR charter includes a forum selection provision that (i) applies to suits for breach of fiduciary duty brought against (a) current and former stockholders and (b) current and former directors and officers and (ii) expressly permits BPR to waive the forum selection provision with respect to certain proceedings. The amended BPR charter generally provides that, unless BPR consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of BPR, (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or stockholder of BPR to BPR or its stockholders, (iii) any action asserting a claim against BPR arising pursuant to any provision of the Delaware General Corporation Law the amended BPR charter or the amended bylaws or (iv) any action asserting a claim against BPR governed by the internal affairs doctrine. The choice of forum provision may limit a BPR stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BPR or its current or former directors, officers or other stockholders, which may discourage such lawsuits against BPR and its current or former directors, officers and other stockholders. Alternatively, if a court were to find the choice of forum provision contained in the amended BPR charter to be inapplicable or unenforceable in an action, BPR may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, results of operations, and financial condition.

General market conditions and unpredictable factors could adversely affect market prices of the BPR series A preferred stock.

There can be no assurance about the market prices of BPR series A preferred stock. Several factors, many of which are beyond the control of BPR and BPY, could influence the market prices of BPR series A preferred stock, including:

•	whether BPR declares or fails to declare dividends on the BPR series A preferred stock from time to time;

•	real or anticipated changes in the credit ratings assigned to BPR or BPY securities;

•	BPR’s and BPY’s creditworthiness and credit profile;

•	interest rates;

•	developments in the securities, credit and housing markets, and developments with respect to financial institutions generally;

•	the market for similar securities; and

•	economic, corporate, securities market, geopolitical, regulatory or judicial events that affect BPR and BPY, the asset management or real estate industries or the financial markets generally.

Shares of Class A Stock, Class B Stock, Class C Stock and BPR Series A Preferred Stock will rank junior to all indebtedness of, and other non-equity claims on, BPR with respect to assets available to satisfy such claims.

BPR is subject to litigation related to the BPY Transaction.

BPR is subject to litigation related to the BPY Transaction. BPR cannot predict the outcome of pending litigation, nor can it predict the amount of time and expense that will be required to resolve such litigation. The costs of defending the litigation, even if resolved in BPR’s favor, could be substantial and such litigation could distract BPR from pursuing potentially beneficial business opportunities.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	—	$—	—	(1)
August 1, 2018 to August 31, 2018	—	—	—	(1)
September 1, 2018 to September 30, 2018	—	—	—	(1)
	—	$—	—	(1)

(1) On August 28, 2018, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant. The Company has made no repurchases as of September 30, 2018 under the share repurchased program.

On August 28, 2018, in connection with the BPY Transaction, each issued and outstanding share of the Company’s common stock, other than shares of common stock owned by BPY or its affiliates, were cancelled and extinguished and automatically converted into the right to receive cash from BPY in an amount, without interest, equal to $0.312 per share.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

None.

ITEM 6     EXHIBITS

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

2.1	Agreement and Plan of Merger, dated as of March 26, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and GGP Inc.	8-K	2.1	3/27/2018	001-34948

2.2	Amendment to Agreement and Plan of Merger, dated as of June 25, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and GGP Inc.	S-4	2.2	6/25/2018	333-224593

3.1	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of GGP Inc.	8-K	3.1	7/27/2018	001-34948

3.2	Certificate of Correction of Second Amended and Restated Certificate of Incorporation of GGP Inc.	8-K	3.1	8/28/2018	001-34948

3.3	Third Amended and Restated Certificate of Incorporation of GGP Inc.	8-A12B	3.1	8/27/2018	001-34948

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of Brookfield Property REIT Inc.	8-K	3.3	8/28/2018	001-34948

3.5	Fifth Amended and Restated Bylaws of Brookfield Property REIT Inc.	8-A12B	3.2	8/27/2018	001-34948

10.1	Fifth Amended and Restated Agreement of Limited Partnership of BPR OP, LP	8-K	10.1	8/28/2018	001-34948

10.2	Master Services Agreement, dated as of August 27, 2018, by and among Brookfield Asset Management Inc., Brookfield Property REIT Inc., GGP Operating Partnership, LP, Brookfield Global Property Advisor Limited, Brookfield Property Group LLC and Brookfield Asset Management Private Institutional Capital Adviser US, LLC.	8-K	10.3	8/28/2018	001-34948

10.3	Joint Governance Agreement, dated as of August 28, 2018, by and among Brookfield Property REIT Inc., Brookfield Property Partners L.P., Brookfield Property Partners Limited and Brookfield Properties, Inc.	8-K	10.5	8/28/2018	001-34948

10.4
Credit Agreement, dated as of August 24, 2018, by and among Brookfield Retail Holdings VII Sub 3 LLC, Brookfield Property REIT Inc., GGP Nimbus, LLC, GGP Limited Partnership LLC, BPR OP, LP, GGSI Sellco, LLC, GGPLP Real Estate 2010 Loan Pledgor Holding, LLC, GGPLPLLC 2010 Loan Pledgor Holding, LLC, GGPLP 2010 Loan Pledgor Holding, LLC, and GGPLP L.L.C., each of the foregoing as the Borrowers, the Lenders party thereto, the Issuing Banks party thereto, the Swingline Lender party thereto, Morgan Stanley Senior Funding, Inc., in its capacity as co-administrative agent for the Term Lenders under the Term B Facility and Wells Fargo Bank, National Association, in its capacities as administrative agent and collateral agent for the Lenders.
		8-K	4.1	8/28/2018	001-34948

10.5	Amended and Restated Brookfield Property REIT Inc. 2010 Equity Incentive Plan	S-8	4.3	8/29/2018	333-227086

31.1*	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Brookfield Property REIT Inc.'s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, has been filed with the SEC on November 8, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

*	Filed herewith.
**    Furnished herewith.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2018. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookfield Property REIT Inc.

Date: November 8, 2018	By:	/s/ Michelle Campbell
Michelle Campbell
Secretary

Date: November 8, 2018	By:	/s/ Bryan K. Davis
Bryan K. Davis
Chief Financial Officer
Brookfield Property Group LLC

*
Mr. Davis performs the functions of chief financial officer for Brookfield Property REIT Inc. (the “Company”) pursuant to a Master Services Agreement, dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.