Form 10-K
period 2018-12-31
Brookfield Property REIT Inc.
filed 2019-03-01
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to
COMMISSION FILE NUMBER 1-34948
Brookfield Property REIT Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2963337 (I.R.S. Employer Identification Number)

250 Vesey Street, 15th Floor, New York, NY (Address of principal executive offices)	10281-1023 (Zip Code)
 (212) 417-7000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class A Stock:	Name of Each Exchange on Which Registered:
Class A Stock, $.01 par value	NASDAQ Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: 6.375% Series A Cumulative Redeemable Preferred Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "accelerated filer", "large accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 27, 2019, there were 103,279,492 shares of the registrant's Class A stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on June 19, 2019 are incorporated by reference into Part III.

Brookfield Property REIT Inc.
Annual Report on Form 10-K
December 31, 2018

i

PART I

ITEM 1.    BUSINESS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Brookfield Property REIT Inc., formerly known as GGP Inc. ("BPR" or the "Company"), and related notes, as included in this Annual Report on Form 10-K (this "Annual Report"). The terms "we", "us" and "our" may also be used to refer to BPR and its subsidiaries. BPR, a Delaware corporation, was organized in July 2010 and is an externally-managed real estate investment trust, referred to as a "REIT". BPR is a subsidiary of Brookfield Property Partners L.P. ("BPY").

As described in Note 1 to the Consolidated Financial Statements, on July 26, 2018, the Company’s stockholders approved a series of transactions (collectively, the "BPY Transaction") pursuant to which, among other things, (i) BPY would exchange all of its shares of the Company’s common stock owned by certain affiliates of BPY and any subsidiary of the Company for shares of a newly authorized series of preferred stock of the Company designated Series B Preferred Stock (the "Class B Exchange"), (ii) the Company’s certificate of incorporation would be amended and restated to, among other things, change the Company’s name from GGP Inc. to Brookfield Property REIT Inc. and authorize the issuance of Class A Stock, par value $0.01 per share ("Class A Stock"), Class B-1 Stock, par value $0.01 per share ("Class B-1 Stock") and Class C Stock, par value $0.01 per share ("Class C Stock") and to provide the terms governing the Series B Preferred Stock and Class B-1 Stock (collectively, "Class B Stock"), and (iii) a special dividend would be paid to all holders of record of the Company’s common stock (not including holders of restricted stock, but including certain holders of options who are deemed stockholders) following the Class B Exchange (the "Pre-Closing Dividend"). The Pre-Closing Dividend would consist of a distribution of up to $23.50 in cash or a choice of either one BPY limited partnership unit ("BPY unit") or one share of Class A Stock, subject to proration in each case, based on an aggregate cash consideration amount of $9.25 billion. Each share of Class A Stock would be intended to provide an economic return equivalent to one BPY unit, and would be exchangeable for one BPY unit or its cash equivalent (the form of payment to be determined by BP US REIT LLC ("BPUS"), an affiliate of BPY, in its sole discretion). The BPY Transaction was completed on August 28, 2018. All references in this report to "BPR" or the "Company" prior to such date refer to the Company prior to the effect of the BPY Transaction.

Our Company and Strategy

Our primary business is owning and operating best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers, consumers and stockholders. BPR (NASDAQ: BPR) is a subsidiary of BPY (NASDAQ: BPY; TSX: BPY.UN) one of the world’s largest commercial real estate companies, with approximately $87 billion in total assets. BPR's Class A Stock was created as a public security that is intended to offer economic equivalence to an investment in BPY in the form of a U.S. REIT stock.

We own a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot). As of December 31, 2018, we own, either entirely or with joint venture partners, 124 retail properties located throughout the United States comprising approximately 121 million square feet of gross leasable area ("GLA").

Our primary objective is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers and consumers. Our strategy includes:

•	increasing the permanent occupancy of our regional mall portfolio by converting temporary leases to permanent leases and leasing vacant space;

•	renewing or replacing expiring leases at greater rental rates;

•	actively recycling capital through the disposition of assets and investing in whole or partial interests in high-quality regional malls, anchor pads, our development pipeline and repaying debt; and

•	continuing to execute on our existing redevelopment projects and seeking additional opportunities within our portfolio for redevelopment.

As of December 31, 2018, our portfolio was 96.5% leased, compared to 96.7% leased at December 31, 2017. On a suite-to-suite basis, the leases commencing in the trailing 12 months exhibited initial rents that were 10.6% higher than the final rents paid on expiring leases.

Segments

We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual property operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use property operations in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue or combined assets. When assessing segment operating performance, certain non-cash and non-comparable items such as straight-line rent, depreciation expense and intangible asset and liability amortization, are excluded from property operations, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

Customers

For the year ended December 31, 2018, our largest tenant, L Brands, Inc. (based on common parent ownership), accounted for approximately 3.8% of rents. Our three largest tenants, L Brands, Inc., Foot Locker, Inc., and The Gap, Inc., in aggregate, comprised approximately 9.2% of rents.

Competition

Competition within the retail property sector is strong. We compete for tenants and visitors to our malls with other malls in close proximity as well as online retailers. We believe the high-quality nature of our properties enables us to compete effectively for retailers and consumers. In order to maintain and increase our competitive position within a marketplace we:

•	strategically locate tenants within each property to achieve a merchandising strategy that promotes traffic, cross-shopping and maximizes sales;

•	introduce new concepts to the property which may include restaurants, theaters, grocery stores, first-to-market retailers, and e-commerce retailers;

•	utilize our properties with the opportunities to add other potential uses such as residential, hospitality and office space to complement our retail experience;

•	invest capital to provide the right environment for our tenants and consumers, including aesthetic, technological, and infrastructure improvements; and

•	ensure our properties are clean, secure and comfortable.

See Item 1A - "Risk Factors" for additional discussion of our competitive environment.

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

As of December 31, 2018, the Phase I environmental site assessments have not revealed any environmental conditions that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that these assessments do not reveal all potential environmental liabilities or that conditions have changed since the assessment was prepared (typically, at the time the property was purchased or developed).

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

Employees

While certain of our subsidiaries have employees, BPR does not have any employees. BPR has entered into a Master Services Agreement dated August 27, 2018, among Brookfield Asset Management Inc. ("Brookfield Asset Management" or “BAM”), the Company and certain other parties thereto (the “Master Services Agreement”) pursuant to which each service provider and certain other affiliates of Brookfield Asset Management provide, or arrange for other service providers to provide, day-to-day management and administrative services for our Company. See Exhibit 10.37 for this Master Service Agreement.

Insurance

We have comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.

Qualification as a REIT

The Company intends to maintain REIT status, and therefore our operations generally will not be subject to federal income tax on real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2018, 2017 and 2016 has been presented in Note 7.

Available Information

Our Internet website address is http://www.bpy.brookfield.com/bpr. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Interactive Data Files and amendments to those reports are available and may be accessed free of charge through the Investors section of our Internet website under the "Reports & Filings" subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Our Internet website and included or linked information on the website are not intended to be incorporated into this Annual Report. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

Business Risks

Our revenues and available cash are subject to conditions affecting the retail sector

Our real property investments are influenced by the retail sector, which may be negatively impacted by increased unemployment, changes in international, national, regional, and local economic conditions, increased federal income and payroll taxes, increased health care costs, increased state and local taxes, increased real estate taxes, industry slowdowns, lack of availability of consumer credit, weak income growth, increased levels of consumer debt, poor housing market conditions, adverse weather conditions, natural disasters, plant closings, and other factors. Similarly, local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the supply and creditworthiness of current and prospective tenants may negatively impact our properties.

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

We may be unable to lease space in our properties on favorable terms or at all

Our results of operations depend on our ability to continue to lease space in our properties, including vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix, or leasing properties on economically favorable terms. Because approximately 7% to 12% of our total leases expire annually based on expiring GLA, we are continually focused on leasing our properties. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases. There can be no assurance that our leases will be renewed or that vacant space will be re-let at rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates decrease, if our existing tenants do not renew their leases or if we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition and results of operations could be adversely affected.

The bankruptcy or store closures of national tenants, which are tenants with chains of stores in many of our properties, may adversely affect our revenues

Our leases generally contain provisions designed to ensure the creditworthiness of the tenant. However, companies in the retail industry, including some of our tenants, have declared bankruptcy, or from time to time, have voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. Tenants declaring bankruptcy may also seek protection under the bankruptcy laws from their creditors, including us as lessor. As a result, the bankruptcy or closure of a national tenant may adversely affect our revenues. In addition, such closings may allow other tenants to modify their leases to terms that are less favorable for us, also adversely impacting our revenues. For example, certain of our lease agreements include a co-tenancy provision that allows the tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or if specific anchor tenants are no longer at the property. Therefore, if occupancy or tenancy falls below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced.

It may be difficult to sell real estate quickly, and transfer restrictions apply to some of our properties

Real estate investments are relatively illiquid, which may limit our ability to strategically change our portfolio promptly in response to changes in economic or other conditions. If revenues from a property decline but the related expenses do not, the income and cash available to us would be adversely affected. If it becomes necessary or desirable for us to dispose of one or more of our mortgaged properties, we may not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available to us. Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets.

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

We develop, expand and acquire properties and these activities are subject to risks due to economic factors

Capital investment to expand or develop properties is anticipated to be an ongoing part of our strategy. In connection with such projects, we will be subject to various risks, which may result in lower than expected returns or a loss. These risks include the following:

•	we may not have sufficient capital to proceed with planned expansion or development activities;

•	acquisition or construction costs of a project may exceed original estimates;

•	we may not be able to obtain zoning, occupancy or other required governmental permits and authorizations;

•	income from completed projects may not meet projections; and

•	we may not be able to obtain anchor store, mortgage lender and property partner approvals, if applicable, for expansion or development activities.

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

Some of our properties are subject to potential natural or other disasters

A number of our properties are located in areas that are subject to natural or other disasters, including hurricanes, flooding and earthquakes. Furthermore, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. For example, certain of our properties are located in California and Hawaii or in other areas with a higher risk of natural disasters such as earthquakes or tsunamis. Natural disasters can also delay redevelopment or development projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact the tenant demand for lease space.

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

A significant and extended disruption in the functioning of these resources, including our primary website, could damage our reputation and cause us to lose customers, tenants, revenues, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues, expenses that we may not be able to recover in whole or in any part from our service providers or responsible parties, or their or our insurers. Moreover, cyber attacks perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending. negatively impacting our tenants' businesses and our business.

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

Our real estate assets may be subject to impairment charges

We periodically assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted property cash flows are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is taken.

Organizational Risks

We are controlled by BPY and its interests may conflict with our interests or the interests of holders of Class A Stock

As of February 27, 2019, BPY and its affiliates control approximately 91% of the voting power of the Company’s outstanding voting shares, and the Company is party to a Master Services Agreement with Brookfield Asset Management and its affiliates. In the ordinary course of their business activities, BPY and Brookfield Asset Management may engage in activities where their interests conflict with our interests or those of holders of Class A Stock. BPY and Brookfield Asset Management may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, BPY and Brookfield Asset Management may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to the holders of our Class A Stock.

We are a "controlled company" within the meaning of the rules of the Nasdaq Stock Market ("Nasdaq") and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of our Class A Stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of February 27, 2019, BPY and its affiliates control approximately 91% of the Company’s shares entitled to vote generally in the election of directors. As a result, we are a "controlled company" within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that is comprised of a majority of "independent directors," as defined under the rules of such exchange;

•	we have a nominating and corporate governance committee that is comprised entirely of independent directors; and

•	we have a compensation committee that is comprised entirely of independent directors.

Although we are not required to under the controlled company exceptions, we have a majority of independent directors on our board and we have a fully independent governance and nominating committee. As we are externally managed under the Master Services Agreement and do not employ any of the persons responsible for managing our business, we do not have a compensation committee. Accordingly, holders of our Class A Stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We are a holding company with no operations of our own and depend on our subsidiaries for cash

Our operations are conducted almost entirely through our subsidiaries. Our ability to make dividends or distributions in connection with being a REIT is highly dependent on the earnings of and the receipt of funds from our subsidiaries through dividends or distributions, and our ability to generate cash to meet our debt service obligations is further limited by our subsidiaries' ability to make such dividends, distributions or intercompany loans. Our subsidiaries' ability to pay any dividends or distributions to us are limited by their obligations to satisfy their own obligations to their creditors and preferred stockholders before making any dividends or distributions to us. Delaware law imposes requirements that could further restrict our ability to pay dividends to holders of our Class A Stock.

We share control of some of our properties with other investors and may have conflicts of interest with those investors

For the Unconsolidated Properties (as defined in Note 1) and consolidated joint ventures, we are required to make decisions with the other investors who have interests in the respective property or properties. For example, the approval of certain of the other investors is required with respect to operating budgets and refinancing, encumbering, expanding or selling any of these properties, to make distributions, as well as to bankruptcy decisions related to the Unconsolidated Properties and related joint ventures. We might not have the same interests as the other investors in relation to these transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

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

We provide financial support for a number of joint venture partners

We provide secured financing to some of our joint venture partners. As of December 31, 2018, we have provided venture partners loans of $262.1 million (all of which is secured by the respective partnership interests). A default by a joint venture partner under their debt obligation may result in a loss.

We and/or a subsidiary that has elected to be treated as a REIT may not be able to maintain status as a REIT

We have elected to be treated as a REIT commencing with our taxable year beginning July 1, 2010 (our date of incorporation), and certain of our subsidiaries have also made elections to be treated as REITs. Qualification and taxation as a REIT depends upon the REIT’s ability to satisfy several requirements (some of which are outside our control), including tests related to annual operating results, the nature and diversification of our assets, sources of income, distribution levels and diversity of stock ownership. Due to certain investments made by us, our REIT subsidiaries may reflect a significant amount of related party rent as non-qualifying income each year and such non-qualifying income may affect the ability of such REIT subsidiaries to meet the REIT income requirements. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in loss of our REIT status. The various REIT qualification tests required by the Internal Revenue Code of 1986, as amended (the "Code") are highly technical and complex. Accordingly, there can be no assurance that we or one or more of our REIT subsidiaries has operated in accordance with these requirements or will continue to operate in a manner so as to qualify or remain qualified as a REIT.
If we and/or one of our REIT subsidiaries fail to comply with the REIT qualification tests with respect to any taxable year, we or such REIT subsidiary may be subject to monetary penalties or possibly disqualification as a REIT. If we and/or a REIT subsidiary fail to maintain our qualification as a REIT, we and/or our REIT subsidiary would not be allowed to deduct distributions to stockholders in computing taxable income and federal income tax. If REIT status is lost, corporate level income tax would apply to our and/or our REIT subsidiary’s taxable income at the regular corporate rate, and such taxes could be substantial. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends could be reduced for the year or years involved, and we and/or such REIT subsidiary would no longer be required to make distributions to preserve our tax status. In addition, unless we and/or such REIT subsidiary were entitled to relief under the relevant statutory provisions, we and/or such REIT subsidiary would be disqualified from treatment as a REIT for four subsequent taxable years.
In order for us and our REIT subsidiaries to qualify for treatment as a REIT, assuming that certain other requirements are met, the Code generally requires that such entity distribute at least 90% of its taxable ordinary income to stockholders. To the extent that we or our REIT subsidiaries distribute less than 100% of our REIT taxable income (including both taxable ordinary income and taxable capital gains), we or any such REIT subsidiary will be subject to U.S. federal corporate income tax on the undistributed taxable income and could be subject to an additional 4% nondeductible excise tax if the actual amount that is distributed to equity holders in a calendar year is less than "the required minimum distribution amount" specified under U.S. federal income tax laws. We expect to distribute 100% of our taxable capital gains and taxable ordinary income to stockholders annually. It is possible, from time to time, that we may not have sufficient cash from operations to meet the distribution requirements. In the event such short fall occurs, we may pay dividends in the form of taxable stock dividends. In the case of a taxable stock dividend, stockholders would be required to include the dividend as income and would be required to satisfy the tax liability associated with the distribution with cash from other sources.

Legislative or regulatory action could adversely affect stockholders and our Company

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the "TCJA"), was enacted. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The long-term effect of the significant changes made by the TCJA remains uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders or holders of our debt securities.
In addition, in recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. We cannot assure you that future changes to tax laws and regulations will not have an adverse effect on an investment in our stock.

Liquidity Risks

Our indebtedness could adversely affect our financial health and operating flexibility

As of December 31, 2018, we had $20.8 billion aggregate principal amount of indebtedness outstanding at our proportionate share including $8.0 billion of our share of unconsolidated debt and our junior subordinated notes of $206.2 million. Our indebtedness may have important consequences to us and the value of our equity, including:

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

We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service, that we will be able to refinance such indebtedness on acceptable terms, or at all, or that rising interest rates could adversely affect our debt service costs. In addition, our interest rate hedging arrangements may expose us to additional risks, including a risk that the counterparty to the hedging arrangement may fail to honor its obligations and termination of such arrangements typically involve certain transaction fees or breakage costs. There can be no assurance that our hedging activities will have the desired impact on our results of operations, liquidity or financial condition.

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

•	amend our organizational documents;

•	incur indebtedness;

•	create liens on assets;

•	sell assets;

•	manage our cash flows;

•	transfer assets to other subsidiaries;

•	make capital expenditures;

•	engage in mergers and acquisitions; and

•	make distributions to equity holders, including holders of our Class A Stock.

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

We may not be able to refinance, extend or repay our consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates

As of December 31, 2018, our proportionate share of total debt, including the $206.2 million of junior subordinated notes, aggregated $20.8 billion consisting of our consolidated debt, net of noncontrolling interest, of $12.8 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates (Note 5) of $8.0 billion. Of our proportionate share of total debt, $5.8 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder. There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans. If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

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

BPY Transaction Risks

BPR and BPY may fail to realize any or all of the anticipated benefits of the BPY Transaction or those benefits may take longer to realize than expected.

If BPY is not able to combine successfully the businesses of BPR and BPY in an efficient and effective manner, the anticipated benefits and cost savings of the BPY Transaction may not be realized fully, or at all, or may take longer to realize than expected, and the value of Class A Stock may be adversely affected.

An inability to realize the full extent of the anticipated benefits of the transactions, as well as any delays encountered in the integration process, could have an adverse effect on the revenues, level of expenses and operating results of BPY and BPR, which may adversely affect the value of Class A Stock.

Management will have to dedicate substantial effort to integrating the businesses of BPR and BPY. These efforts may divert management’s focus and resources from the business, corporate initiatives or strategic opportunities of BPY and BPR. In addition, the actual integration may result in additional and unforeseen expenses and the anticipated benefits of the integration may not be realized. Actual growth and cost savings, if achieved, may be lower than what BPY and BPR expect and may take longer to achieve than anticipated. Difficulties associated with managing a larger and more complex property portfolio could prevent BPY and BPR from realizing the anticipated benefits of the transactions and have a material adverse effect on their business. If BPY and BPR are not able to address integration challenges adequately, they may be unable to realize the anticipated benefits of the integration of the two companies. Failure to achieve the anticipated benefits of the BPY Transaction could adversely affect BPY and BPR’s results of operations or cash flows, cause dilution to the earnings per BPY unit and per share of Class A Stock, decrease or delay the expected benefits of the BPY Transaction and negatively affect the price of BPY units and shares of Class A Stock.

BPY and BPR may be unable to retain necessary personnel.

The success of the BPY Transaction will depend in part on the ability of Brookfield Asset Management, as service provider to BPY and BPR, to retain their key employees. Key employees may depart because of, among other things, issues relating to the combination of two companies, and uncertainty and difficulty of integration or a desire not to remain long term with the companies. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the business activities of BPR or BPY may be adversely affected and management’s attention may be diverted from successfully integrating the companies to hire suitable replacements, all of which may cause BPR or BPY’s business to suffer. In addition, BAM, BPR and BPY may not be able to locate suitable replacements for any key employees or to offer employment to potential replacements on reasonable terms.

If BPY and BPR (and Brookfield Asset Management), as service provider for BPR and BPY) are unable to attract, retain and motivate personnel that are critical to the successful integration of BPR into BPY and the future operation of the companies, BPY and BPR could face disruptions in their operations, loss of key employees, strategic relationships, key information, expertise or know-how and unanticipated additional recruiting and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition of BPR by BPY.

Each of BPR and BPY have incurred and expects to incur significant costs in connection with the BPY Transaction and the integration of BPR and BPY.

Each of BPR and BPY have incurred significant costs and may continue to incur costs in connection with the BPY Transaction and integrating the portfolios of BPR and BPY, including unanticipated costs and the assumption of known and unknown liabilities. While BPR and BPY have assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond BPR’s and BPY’s control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Although BPR and BPY expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, should allow BPR and BPY to offset these incremental expenses over time, the net benefit may not be achieved in the near term, or at all.

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

BPR intends to pay identical distributions in respect of the Class A Stock as BPY distributes to BPY unitholders. However, unforeseen circumstances (including legal prohibitions) may prevent the same distributions from being paid on each security. Accordingly, there can be no assurance that distributions will be identical for Class A Stock and BPY units in the future, which may impact the market price of these securities.

If a sufficient amount of Class A Stock is exchanged for BPY units, then Class A Stock may be de-listed.

Shares of Class A Stock began trading on Nasdaq following the consummation of the BPY Transaction. However, if a sufficient amount of Class A Stock is exchanged for BPY units, BPR may fail to meet the minimum listing requirements on the Nasdaq and Nasdaq may take steps to de-list the Class A Stock. This, in turn, would have a significant adverse effect on the liquidity of the Class A Stock, and holders thereof may not be able to exit their investments on favorable terms, or at all.

Additionally, if the market capitalization of Class A Stock (i.e., if the price per share of Class A Stock, multiplied by the number of shares of Class A Stock outstanding) averages less than $1,000,000,000 over any period of thirty (30) consecutive trading days, the Company's Board of Directors will have the right to liquidate BPR’s assets and wind up BPR’s operations, which we refer to as a market capitalization liquidation event. Upon any market capitalization liquidation event, and subject to the prior rights of holders of the BPR Series A Preferred Stock and after the payment in full to any holder of BPR Class A Stock that has exercised its exchange rights, the holders of Class A Stock shall be entitled to a cash amount, for each share of Class A Stock, equal to the dollar volume-weighted average price of one BPY unit over the ten (10) trading days immediately following the public announcement of such market capitalization liquidation event, plus all declared and unpaid dividends. If, upon any such market capitalization liquidation event, the assets of BPR are insufficient to make such payment in full, then the assets of BPR will be distributed among the holders of Class A Stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled to receive. Notwithstanding the foregoing, upon any market capitalization liquidation event, BPUS may elect to exchange all of the outstanding shares of Class A Stock for BPY units on a one-for-one basis. This initial one-for-one conversion factor is subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. Such a forced exchange of the Class A Stock for cash or BPY units could have a negative impact on the BPR stockholder’s investment, including adverse tax consequences.

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

Each share of Class A Stock is intended to provide an economic return equivalent to one BPY unit, and at any time from and after the date of the issuance of the Class A Stock, such stockholder may cause BPR to redeem a share of Class A Stock for an amount of cash equivalent to the value of a BPY unit or in the sole discretion of BPUS such share shall be exchanged for a BPY unit. Therefore, investors in Class A Stock will be affected by BPY's performance, including the performance of assets of BPY that are not assets of BPR. BPY and its business may be affected by a wide variety of factors, and we can provide no assurance that BPY's future performance will be comparable to its performance in the past.

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

Prior to the BPY Transaction, there was no public market for Class A Stock. Although we have completed the BPY Transaction and shares of our Class A Stock are listed on the Nasdaq, an active trading market for our Class A Stock may not be sustained and we cannot assure you as to the liquidity of markets for Class A Stock or to your ability to sell Class A Stock or the price at which you would be able to sell Class A Stock. Class A Stock could trade at prices that may be lower than market prices for BPY units. A number of factors, principally factors relating to BPY but also including factors specific to BPR and its business, financial condition and liquidity, economic and financial market conditions, interest rates, unavailability of capital and financing sources, volatility levels and other factors could lead to a decline in the value of Class A Stock and a lack of liquidity in any market for Class A Stock.

The BPR charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain disputes between BPR’s stockholders and BPR and its current or former directors, officers and other stockholders, which could limit BPR’s stockholders’ ability to obtain a favorable judicial forum for disputes with BPR or its current or former directors, officers or other stockholders.

The amended and restated certificate of incorporation of BPR includes a forum selection provision that (i) applies to suits for breach of fiduciary duty brought against (a) current and former stockholders and (b) current and former directors and officers and (ii) expressly permits BPR to waive the forum selection provision with respect to certain proceedings. The amended BPR charter generally provides that, unless BPR consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of BPR, (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or stockholder of BPR to BPR or its stockholders, (iii) any action asserting a claim against BPR arising pursuant to any provision of the Delaware General Corporation Law the amended BPR charter or the amended bylaws or (iv) any action asserting a claim against BPR governed by the internal affairs doctrine. The choice of forum provision may limit a BPR stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BPR or its current or former directors, officers or other stockholders, which may discourage such lawsuits against BPR and its current or former directors, officers and other stockholders. Alternatively, if a court were to find the choice of forum provision contained in the amended BPR charter to be inapplicable or unenforceable in an action, BPR may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, results of operations, and financial condition.

General market conditions and unpredictable factors could adversely affect market prices of the BPR series A preferred stock.

There can be no assurance about the market prices of BPR series A preferred stock. Several factors, many of which are beyond the control of BPR and BPY, could influence the market prices of BPR series A preferred stock, including:

•	whether BPR declares or fails to declare dividends on the BPR series A preferred stock from time to time;

•	real or anticipated changes in the credit ratings assigned to BPR or BPY securities;

•	BPR’s and BPY’s creditworthiness and credit profile;

•	interest rates;

•	developments in the securities, credit markets, and developments with respect to financial institutions generally;

•	the market for similar securities; and

•	economic, corporate, securities market, geopolitical, regulatory or judicial events that affect BPR and BPY, the asset
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

FORWARD-LOOKING INFORMATION

Refer to Item 7.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our investments in real estate as of December 31, 2018 consisted of our interests in 124 retail properties. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. We manage substantially all of our Consolidated Properties (defined in Note 1) and provide management, leasing, and other services to a majority of our Unconsolidated Properties. Information regarding encumbrances on our properties is included here and on Schedule III of this Annual Report.

Mall and freestanding GLA includes in-line mall shop and outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a mall) and excludes anchors and tenant-owned GLA.

The following sets forth certain information regarding our properties as of December 31, 2018 (GLA in thousands):

RETAIL PROPERTIES

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)

Consolidated Retail Properties
1	200 Lafayette	90%	New York, NY	30	—	—	—	—	30	100%	27
2	218 W 57th Street	90%	New York, NY	35	—	—	—	—	35	100%	32
3	605 North Michigan Avenue	90%	Chicago, IL	58	—	—	—	—	58	100%	52	Sephora, Chase Bank, Regus, Roots
4	530 Fifth Avenue	81%	New York, NY	46	—	—	—	—	46	100%	38	Chase Bank, Duane Reade, Vans
5	685 Fifth Avenue	88%	New York, NY	24	—	—	—	—	24	100%	21	Coach, Stuart Weitzman, Tag Heuer
6	830 N. Michigan Ave.	90%	Chicago, IL	117	—	—	—	—	117	100%	106	Uniqlo, Topshop
7	Beachwood Place	90%	Beachwood, OH	326	317	247	97	—	988	98.7%	668	Dillard's, Nordstrom, Saks Fifth Avenue
8	Bellis Fair	90%	Bellingham, WA	437	100	238	—	—	776	88.2%	485	JCPenney, Kohl's, Macy's, Target, Dick's Sporting Goods
9	Brass Mill Center	90%	Waterbury, CT	440	218	319	188	—	1,166	94.5%	764	Burlington Stores, JCPenney, Macy's, Regal Cinemas
10	Coastland Center (1)	90%	Naples, FL	341	276	315	—	—	931	94.7%	556	Dillard's, JCPenney, Macy's
11	Columbia Mall	90%	Columbia, MO	306	86	335	—	—	728	87.9%	354	Dillard's, JCPenney, Target
12	Coral Ridge Mall	90%	Coralville, IA	608	—	442	—	—	1,051	96.6%	549	Best Buy, Dillard's, JCPenney, Target, Home Goods, Scheels, Ulta
13	Crossroads Center	90%	St. Cloud, MN	377	294	229	—	—	900	96.6%	605	JCPenney, Macy's, Target, Scheels
14	Deerbrook Mall	90%	Humble, TX	641	—	654	—	—	1,294	95.9%	578	AMC Theaters, Dillard's, JCPenney, Macy's, Dick's Sporting Goods
15	Eastridge Mall	90%	Casper, WY	281	214	76	—	—	571	80.2%	447	JCPenney, Macy's, Target, Dick's Sporting Goods
16	Four Seasons Town Centre	90%	Greensboro, NC	507	294	212	—	—	1,013	97.1%	723	Dillard's, JCPenney, Round 1 Bowling & Amusement
17	Fox River Mall	90%	Appleton, WI	600	30	565	—	—	1,195	96.6%	569	JCPenney, Macy's, Target, Scheels
18	Grand Teton Mall	90%	Idaho Falls, ID	214	199	125	93	—	631	91%	457	Dillard's, JCPenney, Macy's, Ross Dress For Less

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
19	Greenwood Mall	90%	Bowling Green, KY	425	278	151	—	—	854	94.1%	634	Dillard's, JCPenney, Belk
20	Hulen Mall	90%	Ft. Worth, TX	393	—	597	—	—	989	95.4%	354	Dillard's, Macy's
21	Jordan Creek Town Center	90%	West Des Moines, IA	749	156	198	264	—	1,366	98.6%	1,055	Dillard's, Von Maur, Century Theaters, Scheels
22	Mall of Louisiana	90%	Baton Rouge, LA	583	—	806	144	—	1,533	97%	656	Dillard's, JCPenney, Macy's, Nordstrom Rack, AMC Theaters, Dick's Sporting Goods, Main Event
23	Mall St. Matthews	90%	Louisville, KY	498	—	514	—	—	1,012	94.6%	450	Dillard's, JCPenney, Cinemark
24	Mayfair	90%	Wauwatosa, WI	633	289	360	—	309	1,591	96.4%	1,110	Macy's, Nordstrom, AMC Theaters
25	Meadows Mall	90%	Las Vegas, NV	309	—	637	—	—	946	97.2%	279	Curacao, Dillard's, JCPenney, Macy's
26	Mondawmin Mall	90%	Baltimore, MD	386	—	—	—	74	459	99.8%	415	Ross Dress for Less, Marshalls, Shoppers Food & Pharmacy
27	Neshaminy Mall	90%	Bensalem, PA	384	416	218	—	—	1,018	93%	722	Barnes & Noble, Boscov's, AMC Theaters, Main Event
28	North Point Mall	90%	Alpharetta, GA	410	540	363	—	24	1,337	93%	879	Dillard's, JCPenney, Macy's, Von Maur, American Girl
29	North Star Mall	90%	San Antonio, TX	518	207	522	—	—	1,248	98.2%	655	Dillard's, JCPenney, Macy's, Saks Fifth Avenue
30	Northtown Mall (1)	90%	Spokane, WA	439	242	242	—	—	924	94.3%	615	JCPenney, Kohl's, Macy's, Regal Cinemas
31	Oakwood Center	90%	Gretna, LA	400	182	332	—	—	914	97.9%	525	Dillard's, JCPenney, Dick's Sporting Goods
32	Oakwood Mall	90%	Eau Claire, WI	468	146	198	—	—	812	93.3%	554	JCPenney, Hobby Lobby, Scheels
33	Oxmoor Center (1)	85%	Louisville, KY	318	296	271	—	—	885	95.3%	523	Macy's, Von Maur, Dick's Sporting Goods
34	Paramus Park	90%	Paramus, NJ	301	—	289	—	—	591	97.2%	272	Macy's, Stew Leonard's
35	Park City Center	90%	Lancaster, PA	508	515	385	—	7	1,415	92.1%	929	Boscov's, JCPenney, Kohl's
36	Peachtree Mall	90%	Columbus, GA	385	222	201	—	13	821	98.2%	559	Dillard's, JCPenney, Macy's, At Home
37	Pecanland Mall	90%	Monroe, LA	346	20	595	—	—	961	92.8%	330	Belk, Dillard's, JCPenney, Dick's Sporting Goods
38	Pioneer Place (1)	90%	Portland, OR	326	—	—	—	—	326	92.8%	295	We Work, Apple, H&M, Tiffany's, Zara, Louis Vuitton
39	Prince Kuhio Plaza (1)	90%	Hilo, HI	268	125	62	—	—	454	93.7%	354	Macy's, TJ Maxx
40	Providence Place (1)	85%	Providence, RI	714	233	200	—	4	1,151	98.6%	810	Macy's, Providence Place Theater, Dave & Buster's
41	Quail Springs Mall	90%	Oklahoma City, OK	451	160	360	—	—	971	88.2%	552	Dillard's, JCPenney, Von Maur, Lifetime Fitness, AMC Theaters
42	River Hills Mall	90%	Mankato, MN	373	180	174	—	—	727	94.4%	499	JCPenney, Target, Scheels
43	Rivertown Crossings	90%	Grandville, MI	630	—	636	—	—	1,265	95.5%	568	JCPenney, Kohl's, Macy's, Dick's Sporting Goods
44	Sooner Mall	90%	Norman, OK	243	135	137	—	—	515	86.3%	341	Dillard's, JCPenney
45	Southwest Plaza	90%	Littleton, CO	682	35	542	—	64	1,322	99%	704	Dillard's, JCPenney, Macy's, Target, Dick's Sporting Goods

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
46	Spokane Valley Mall (1)	90%	Spokane, WA	352	126	251	138	—	867	96.2%	556	JCPenney, Macy's, Regal Cinemas, Nordstrom Rack, Dick's Sporting Goods
47	Staten Island Mall	90%	Staten Island, NY	828	50	467	83	—	1,428	97.1%	868	Macy's, JCPenney, Primark, AMC Theaters, Dave & Buster's
48	Stonestown Galleria	90%	San Francisco, CA	409	428	—	—	—	837	97.6%	755	Nordstrom, Target, Regal Cinemas, Trader Joe's, Whole Foods
49	The Shoppes at Buckland Hills	90%	Manchester, CT	544	—	513	—	—	1,057	97.3%	491	JCPenney, Macy's, Dick's Sporting Goods
50	The Streets at Southpoint	85%	Durham, NC	608	—	726	—	—	1,334	98.6%	518	Belk, JCPenney, Macy's, Nordstrom
51	The Woodlands Mall	90%	Woodlands, TX	700	—	713	—	42	1,455	98.6%	669	Dillard's, JCPenney, Macy's, Nordstrom, Dick's Sporting Goods
52	Town East Mall	90%	Mesquite, TX	464	—	809	—	—	1,273	99.9%	419	Dillard's, JCPenney, Macy's, Dick's Sporting Goods
53	Tysons Galleria	90%	McLean, VA	294	260	252	—	—	806	95.8%	500	Neiman Marcus, Saks Fifth Avenue
54	Valley Plaza Mall	90%	Bakersfield, CA	550	311	292	—	—	1,152	99.7%	776	JCPenney, Macy's, Target
55	Visalia Mall	90%	Visalia, CA	179	257	—	—	—	436	94.4%	393	JCPenney, Macy's
56	Westlake Center	90%	Seattle, WA	133	—	—	—	—	133	99.6%	120	Saks Off Fifth, Nordstrom Rack
57	Willowbrook (1)	90%	Wayne, NJ	529	128	738	—	—	1,395	98.9%	593	Bloomingdale's, Lord & Taylor, Macy's, Cinemark, Dave & Buster's
	Total Consolidated Retail Properties			23,116	7,964	17,510	1,008	536	50,134	95.8%	29,329
Unconsolidated Retail Properties
58	85 Fifth Avenue	45%	New York, NY	13	—	—	—	—	13	100%	6	Anthropologie
59	522 Fifth Avenue	9%	New York, NY	10	—	—	—	—	10	N/A	1
60	730 Fifth Avenue	45%	New York, NY	25	—	—	—	38	63	100%	28	Bulgari, Mikimoto, Piaget, Zegna
61	Ala Moana Center (1)	45%	Honolulu, HI	1,309	972	—	14	364	2,659	96.6%	1,200	Foodland Farms, Macy's, Neiman Marcus, Target, Bloomingdale's, Nordstrom, Saks Fifth Avenue
62	Alderwood	45%	Lynnwood, WA	588	—	706	39	—	1,333	98.6%	283	JCPenney, Macy's, Nordstrom, Loews Cineplex
63	Altamonte Mall	45%	Altamonte Springs, FL	475	364	312	—	—	1,151	97.4%	379	Dillard's, JCPenney, Macy's, AMC Theaters
64	Apache Mall (1)	46%	Rochester, MN	410	206	163	—	—	779	96.6%	284	JCPenney, Macy's, Scheels
65	Augusta Mall (1)	46%	Augusta, GA	497	—	597	—	—	1,095	98.6%	229	Dillard's, JCPenney, Macy's, Dick's Sporting Goods
66	Baybrook Mall	46%	Friendswood, TX	1,065	97	721	—	—	1,882	99.6%	535	Dillard's, JCPenney, Lifetime Fitness, Macy's, Star Cinema Grill, Dick's Sporting Goods, Dave & Buster's
67	Bayside Marketplace	11%	Miami, FL	206	—	—	—	1	208	77.3%	22
68	Boise Towne Square (1)	46%	Boise, ID	422	426	248	115	—	1,210	92.1%	443	Dillard's, JCPenney, Kohl's, Macy's, Nordstrom Rack
69	Bridgewater Commons	32%	Bridgewater, NJ	413	151	352	93	—	1,009	98.9%	207	Bloomingdale's, Lord & Taylor, Macy's, AMC Theaters

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
70	Carolina Place	45%	Pineville, NC	416	325	349	—	—	1,089	99.1%	334	Belk, Dillard's, JCPenney, Dave & Buster's
71	Christiana Mall (1)	23%	Newark, DE	625	—	641	—	—	1,267	99.3%	141	JCPenney, Macy's, Nordstrom, Target, Cabela's, Cinemark
72	Clackamas Town Center	45%	Happy Valley, OR	641	—	775	—	—	1,415	98.4%	289	JCPenney, Macy's, Nordstrom, Century Theatres, Dave & Buster's
73	Columbiana Centre	46%	Columbia, SC	295	145	361	—	—	801	98%	203	Belk, Dillard's, JCPenney, Dave & Buster's
74	Coronado Center (1)	46%	Albuquerque, NM	599	196	281	—	—	1,076	98%	366	JCPenney, Kohl's, Macy's, Dick's Sporting Goods
75	Cumberland Mall	46%	Atlanta, GA	538	226	278	—	—	1,042	100%	352	Macy's, Costco
76	Fashion Place (1)	46%	Murray, UT	466	162	338	—	—	966	98.3%	289	Dillard's, Nordstrom, Macy's
77	Fashion Show	45%	Las Vegas, NV	844	272	762	—	—	1,878	99.2%	504	Dillard's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy's Men, Dick's Sporting Goods
78	First Colony Mall	45%	Sugar Land, TX	545	—	619	—	—	1,164	98.6%	246	Dillard's, JCPenney, Macy's, AMC Theaters, Dick's Sporting Goods
79	Florence Mall	45%	Florence, KY	378	—	552	—	—	930	90.3%	171	JCPenney, Macy's
80	Galleria at Tyler (1)	45%	Riverside, CA	553	—	468	—	—	1,021	97.6%	250	JCPenney, Macy's, Nordstrom, AMC Theaters
81	Glenbrook Square	46%	Fort Wayne, IN	429	556	221	—	—	1,206	95.8%	453.0	JCPenney, Macy's
82	Glendale Galleria (1)	45%	Glendale, CA	508	305	525	—	138	1,476	98.6%	429	Bloomingdale's, Dick's Sporting Goods, JCPenney, Macy's, Target, Gold's Gym
83	Governor's Square (1)	46%	Tallahassee, FL	336	—	692	—	—	1,027	94.2%	155	Dillard's, JCPenney, Macy's
84	Kenwood Towne Centre	45%	Cincinnati, OH	519	241	401	—	—	1,160	96.5%	343	Dillard's, Macy's, Louis Vuitton, Nordstrom, Tiffany
85	Lynnhaven Mall	46%	Virginia Beach, VA	653	150	381	—	—	1,184	99.1%	370	Dillard's, JCPenney, Macy's, Dave & Buster's, AMC Theaters, Dick's Sporting Goods
86	Market Place Shopping Center	46%	Champaign, IL	507	235	150	—	—	892	99.1%	342	JCPenney, Macy's , Dick's Sporting Goods, Kohl's
87	Miami Design District	20%	Miami, FL	722	—	—	—	103	825	83.7%	166	Bulgari, Fendi, Gucci, Hermes, Louis Vuitton, Prada, Valentino
88	Mizner Park (1)	23%	Boca Raton, FL	160	80	—	—	269	510	95.9%	117	Lord & Taylor, IPIC Theaters
89	Natick Mall	45%	Natick, MA	924	88	558	—	—	1,570	97%	456	Lord & Taylor, Macy's, Neiman Marcus, Nordstrom, Wegman's
90	Northbrook Court	45%	Northbrook, IL	477	406	130	—	—	1,013	94.1%	398	Lord & Taylor, Neiman Marcus, AMC Theaters
91	Northridge Fashion Center	46%	Northridge, CA	664	257	557	—	—	1,478	98.7%	424	JCPenney, Macy's, Pacific Theaters, Dick's Sporting Goods, Dave & Buster's
92	Oakbrook Center	43%	Oak Brook, IL	1,158	386	468	—	263	2,275	98.3%	778	Macy's, Neiman Marcus, Nordstrom, Lifetime Fitness, KidZania, AMC Theatres
93	Oglethorpe Mall	46%	Savannah, GA	401	221	316	—	—	937	99.3%	286	Belk, JCPenney, Macy's

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
94	Otay Ranch Town Center	45%	Chula Vista, CA	530	—	140	—	—	670	93.6%	239	Macy's, AMC Theaters
95	Park Meadows	32%	Lone Tree, CO	740	—	823	—	—	1,563	97.9%	234	Dillard's, JCPenney, Macy's, Nordstrom, Dick's Sporting Goods
96	Park Place	46%	Tucson, AZ	474	—	581	—	—	1,056	99%	218	Dillard's, Macy's, Century Theatres
97	Pembroke Lakes Mall	46%	Pembroke Pines, FL	394	353	386	—	—	1,134	98.1%	344	Dillard's, JCPenney, Macy's, AMC Theaters
98	Perimeter Mall	45%	Atlanta, GA	506	222	831	—	—	1,559	96.3%	329	Dillard's, Macy's, Nordstrom, Von Maur
99	Pinnacle Hills Promenade	45%	Rogers, AR	375	99	162	302	73	1,012	92.4%	383	Dillard's, JCPenney, Malco Theatres, Dave & Buster's
100	Plaza Frontenac	50%	St. Louis, MO	223	126	135	—	—	484	96.1%	173	Neiman Marcus, Saks Fifth Avenue
101	Ridgedale Center	46%	Minnetonka, MN	374	205	596	—	—	1,175	95.5%	266	JCPenney, Macy's, Nordstrom
102	Riverchase Galleria	46%	Hoover, AL	528	330	610	—	—	1,468	98.1%	395	Belk, JCPenney, Macy's, Von Maur
103	Saint Louis Galleria	66%	St. Louis, MO	466	—	714	—	—	1,180	98.8%	310	Dillard's, Macy's, Nordstrom
104	Stonebriar Centre	45%	Frisco, TX	863	163	703	—	—	1,729	99.2%	463	Dillard's, JCPenney, Macy's, Nordstrom, AMC Theaters, Dick's Sporting Goods
105	The Crossroads	46%	Portage, MI	265	—	503	—	—	768	93.5%	122	Burlington Stores, JCPenney, Macy's
106	The Gallery at Harborplace	46%	Baltimore, MD	98	—	—	—	292	390	89.1%	180	Victoria Secret, Footlocker, Forever 21
107	The Grand Canal Shoppes (1)	45%	Las Vegas, NV	635	85	—	—	37	757	98.2%	342	Barneys New York, Louis Vuitton, Tao Nightclub
108	The Maine Mall	46%	South Portland, ME	496	121	378	—	1	995	98.7%	284	Best Buy, JCPenney, Macy's, Round 1 Bowling & Amusement
109	The Mall in Columbia	45%	Columbia, MD	708	278	449	—	—	1,435	96.6%	445	JCPenney, Lord & Taylor, Macy's, Nordstrom, Main Event, Barnes & Noble, AMC Theaters
110	The Oaks Mall	46%	Gainesville, FL	349	233	325	—	—	907	95.8%	268	Belk, Dillard's, JCPenney
111	The Parks Mall at Arlington	46%	Arlington, TX	761	—	749	—	1	1,511	99.7%	351	Dillard's, JCPenney, Macy's, Nordstrom Rack, Dick's Sporting Goods
112	The Shops at La Cantera	34%	San Antonio, TX	624	—	628	—	73	1,325	98.4%	236	Dillard's, Macy's, Neiman Marcus, Nordstrom
113	The Shops at The Bravern	36%	Bellevue, WA	169	125	—	—	—	294	87%	106	Neiman Marcus, Gucci, Hermes, Lifetime Fitness, Louis Vuitton
114	The Shoppes at River Crossing	45%	Macon, GA	418	—	333	—	—	751	96.6%	189	Belk, Dillard's, Dick's Sporting Goods
115	Towson Town Center	32%	Towson, MD	604	—	419	—	—	1,023	91.5%	191	Macy's, Nordstrom
116	Tucson Mall (1)	46%	Tucson, AZ	625	—	641	36	—	1,302	94.1%	304	Dillard's, Dick's Sporting Goods, JCPenney, Macy's
117	One Union Square	45%	San Francisco, CA	22	—	—	—	20	42	100%	19	Bulgari, Moncler
118	Shops at Merrick Park (1)	50%	Coral Gables, FL	412	—	330	—	101	844	98.3%	255	Neiman Marcus, Nordstrom
119	Water Tower Place	43%	Chicago, IL	411	297	—	—	89	797	97%	340	Macy's, American Girl
120	Westroads Mall	46%	Omaha, NE	531	—	529	—	—	1,060	97.1%	245	JCPenney, Von Maur, AMC Theaters, Dick's Sporting Goods

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
121	Whaler's Village	45%	Lahaina, HI	110	—	—	—	9	120	98.3%	54	Lululemon, Louis Vuitton
122	White Marsh Mall	46%	Baltimore, MD	443	257	466	—	—	1,166	96.3%	322	JCPenney, Macy's, Boscov's, Macy's Home Store, Dave & Buster's
123	Willowbrook Mall	45%	Houston, TX	532	—	984	—	—	1,517	99.7%	240	Dillard's, JCPenney, Macy's, Dick's Sporting Goods
124	Woodbridge Center	46%	Woodbridge, NJ	634	458	561	—	—	1,653	96.2%	503	Boscov's, JCPenney, Lord & Taylor, Macy's, Dick's Sporting Goods
	Total Unconsolidated Retail Properties			33,117	9,817	25,897	599	1,870	71,301	96.9%	19,826
	Total Retail Properties			56,233	17,781	43,407	1,607	2,406	121,435	96.5%	49,155

OTHER RETAIL PROPERTIES
Property Count	Property Name	BPR Ownership	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Store
125	Shopping Leblon	32%	Rio de Janeiro, Brazil	256	—	—	—	—	256	99.5%	81
	Total			56,489	17,781	43,407	1,607	2,406	121,691	95.7%	49,236
_______________________________________________________________________________
(1)    A portion of the property is subject to a ground lease.
(2)    BPR Ownership is shown net of the noncontrolling interest of our institutional investor (Note 3).
(3)    Stores identified by management as significant due to size, market significance, traffic generation, rent impact or other reasons.

MORTGAGES, NOTES AND OTHER DEBT

The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our consolidated properties and our Unconsolidated Real Estate Affiliates, as well as our unsecured corporate debt (dollars in millions).

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2019	2020	2021	2022	2023	Thereafter	Mortgage Details

Consolidated Property Level
Park City Center	Lancaster (Philadelphia), PA	5.34%	June	2019	90%	$157	$157	$—	$—	$—	$—	$—	Fixed
830 North Michigan	Chicago, IL	3.95%	July	2019	90%	77	77	—	—	—	—	—	Floating
Westlake Center	Seattle, WA	4.69%	July	2019	90%	38	38	—	—	—	—	—	Floating
Mall St. Matthews	Louisville, KY	2.72%	June	2020	90%	159	—	159	—	—	—	—	Fixed
Town East Mall	Mesquite (Dallas), TX	3.57%	June	2020	90%	145	—	145	—	—	—	—	Fixed
Visalia Mall	Visalia, CA	3.71%	June	2020	90%	67	—	67	—	—	—	—	Fixed
Tysons Galleria	McLean (Washington, D.C.), VA	4.06%	September	2020	90%	265	—	265	—	—	—	—	Fixed
Deerbrook Mall	Humble (Houston), TX	5.25%	April	2021	90%	122	—	—	122	—	—	—	Fixed
Brass Mill Center	Waterbury, CT	4.10%	April	2021	90%	59	—	—	59	—	—	—	Floating
Columbia Mall	Columbia, MO	4.10%	April	2021	90%	48	—	—	48	—	—	—	Floating
Eastridge	Casper, WY	4.10%	April	2021	90%	38	—	—	38	—	—	—	Floating
Four Seasons	Greensboro, NC	4.10%	April	2021	90%	28	—	—	28	—	—	—	Floating
Grand Teton Mall	Idaho Falls, ID	4.10%	April	2021	90%	40	—	—	40	—	—	—	Floating
Mayfair	Wauwatosa (Milwaukee), WI	4.10%	April	2021	90%	308	—	—	308	—	—	—	Floating
Mondawmin Mall	Baltimore, MD	4.10%	April	2021	90%	76	—	—	76	—	—	—	Floating
North Town Mall	Spokane, WA	4.10%	April	2021	90%	77	—	—	77	—	—	—	Floating
Oakwood	Eau Claire, WI	4.10%	April	2021	90%	63	—	—	63	—	—	—	Floating
Oakwood Center	Gretna, LA	4.10%	April	2021	90%	77	—	—	77	—	—	—	Floating
Pioneer Place	Portland, OR	4.10%	April	2021	90%	113	—	—	113	—	—	—	Floating
Quail Springs Mall	Oklahoma City, OK	4.10%	April	2021	90%	62	—	—	62	—	—	—	Floating
River Hills Mall	Mankato, MN	4.10%	April	2021	90%	63	—	—	63	—	—	—	Floating
Sooner Mall	Norman, OK	4.10%	April	2021	90%	64	—	—	64	—	—	—	Floating
Southwest Plaza	Littleton (Denver), CO	4.10%	April	2021	90%	102	—	—	102	—	—	—	Floating
Providence Place	Providence, RI	5.65%	May	2021	85%	288	—	—	288	—	—	—	Fixed
Fox River Mall	Appleton, WI	5.46%	June	2021	90%	149	—	—	149	—	—	—	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2019	2020	2021	2022	2023	Thereafter	Mortgage Details
Rivertown Crossings	Grandville (Grand Rapids), MI	5.19%	June	2021	90%	125	—	—	125	—	—	—	Fixed
Oxmoor Center	Louisville, KY	5.37%	June	2021	85%	71	—	—	71	—	—	—	Fixed
Westlake Center - Land	Seattle, WA	12.90%	November	2021	90%	2	—	—	2	—	—	—	Fixed
530 Fifth Avenue	New York, NY	5.71%	November	2021	81%	90	—	—	90	—	—	—	Floating
200 Lafayette	New York, NY	4.85%	November	2021	90%	24	—	—	24	—	—	—	Floating
Bellis Fair	Bellingham (Seattle), WA	5.23%	February	2022	90%	75	—	—	—	75	—	—	Fixed
The Shoppes at Buckland Hills	Manchester, CT	5.19%	March	2022	90%	105	—	—	—	105	—	—	Fixed
The Streets at SouthPoint	Durham, NC	4.36%	May	2022	85%	203	—	—	—	203	—	—	Fixed
Spokane Valley Mall	Spokane, WA	4.65%	June	2022	90%	51	—	—	—	51	—	—	Fixed
Greenwood Mall	Bowling Green, KY	4.19%	July	2022	90%	56	—	—	—	56	—	—	Fixed
North Star Mall	San Antonio, TX	3.93%	August	2022	90%	269	—	—	—	269	—	—	Fixed
Coral Ridge Mall	Coralville (Iowa City), IA	5.71%	September	2022	90%	95	—	—	—	95	—	—	Fixed
Coastland Center	Naples, FL	3.76%	November	2022	90%	103	—	—	—	103	—	—	Fixed
Pecanland Mall	Monroe, LA	3.88%	March	2023	90%	76	—	—	—	—	76	—	Fixed
Crossroads Center (MN)	St. Cloud, MN	3.25%	April	2023	90%	85	—	—	—	—	85	—	Fixed
The Woodlands	Woodlands (Houston), TX	4.83%	June	2023	90%	268	—	—	—	—	268	—	Fixed
Meadows Mall	Las Vegas, NV	3.96%	July	2023	90%	128	—	—	—	—	128	—	Fixed
Prince Kuhio Plaza	Hilo, HI	4.10%	July	2023	90%	37	—	—	—	—	37	—	Fixed
Staten Island Mall	Staten Island, NY	4.77%	September	2023	90%	214	—	—	—	—	214	—	Fixed
Hulen Mall	Fort Worth, TX	5.15%	October	2023	90%	81	—	—	—	—	81	—	Floating
Stonestown Galleria	San Francisco, CA	4.39%	October	2023	90%	162	—	—	—	—	162	—	Fixed
605 North Michigan Avenue	Chicago, IL	4.76%	December	2023	90%	72	—	—	—	—	72	—	Fixed
Jordan Creek Town Center	West Des Moines, IA	4.37%	January	2024	90%	182	—	—	—	—	—	182	Fixed
Valley Plaza Mall	Bakersfield, CA	3.75%	March	2025	90%	214	—	—	—	—	—	214	Fixed
Willowbrook Mall	Wayne, NJ	3.55%	March	2025	90%	325	—	—	—	—	—	325	Fixed
Beachwood Place	Beachwood, OH	3.94%	March	2025	90%	192	—	—	—	—	—	192	Fixed
Paramus Park	Paramus, NJ	4.07%	September	2025	90%	108	—	—	—	—	—	108	Fixed
Peachtree Mall	Columbus, GA	3.94%	December	2025	90%	68	—	—	—	—	—	68	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2019	2020	2021	2022	2023	Thereafter	Mortgage Details
North Point Mall	Alpharetta (Atlanta), GA	4.54%	September	2026	90%	226	—	—	—	—	—	226	Fixed
Mall of Louisiana	Baton Rouge, LA	3.98%	August	2027	90%	293	—	—	—	—	—	293	Fixed
Providence Place - Other	Providence, RI	7.75%	July	2028	85%	27	—	—	—	—	—	27	Fixed
685 Fifth Avenue	New York, NY	4.53%	July	2028	88%	241	—	—	—	—	—	241	Fixed
Consolidated Property Level						$6,953	$272	$636	$2,089	$957	$1,123	$1,876

Unconsolidated Property Level
Governor's Square	Tallahassee, FL	6.69%	April	2019	46%	$21	$21	$—	$—	$—	$—	$—	Fixed
Coronado Center	Albuquerque, NM	3.50%	April	2019	46%	83	83	—	—	—	—	—	Fixed
730 Fifth Avenue	New York , NY	5.55%	May	2019	45%	406	406	—	—	—	—	—	Floating
The Grand Canal Shoppes	Las Vegas, NV	4.24%	June	2019	45%	283	283	—	—	—	—	—	Fixed
Lynnhaven Mall	Virginia Beach, VA	4.31%	June	2019	46%	108	108	—	—	—	—	—	Floating
Miami Design District Misc	Miami, FL	6.71%	July	2019	20%	18	18	—	—	—	—	—	Floating
522 Fifth Avenue	New York, NY	4.00%	September	2019	9%	8	8	—	—	—	—	—	Floating
First Colony Mall	Sugarland, TX	4.50%	November	2019	45%	77	77	—	—	—	—	—	Fixed
Natick Mall	Natick (Boston), MA	4.60%	November	2019	45%	192	192	—	—	—	—	—	Fixed
Bayside Marketplace	Miami, FL	4.40%	January	2020	11%	27	—	27	—	—	—	—	Floating
The Shops at The Bravern	Bellevue, WA	4.69%	May	2020	36%	21	—	21	—	—	—	—	Floating
Tucson Mall	Tucson, AZ	4.01%	June	2020	46%	113	—	113	—	—	—	—	Fixed
Fashion Place	Murray, UT	3.64%	June	2020	46%	104	—	104	—	—	—	—	Fixed
Oakbrook Center	Oak Brook (Chicago), IL	3.66%	July	2020	43%	183	—	183	—	—	—	—	Fixed
The Mall in Columbia	Columbia, MD	3.95%	September	2020	45%	148	—	148	—	—	—	—	Fixed
Water Tower Place	Chicago, IL	4.34%	October	2020	43%	158	—	158	—	—	—	—	Fixed
Kenwood Towne Centre	Cincinnati, OH	5.37%	December	2020	63%	130	—	130	—	—	—	—	Fixed
Whaler's Village	Lahaina, HI	5.42%	January	2021	45%	36	—	—	36	—	—	—	Fixed
Shops at Merrick Park	Coral Gables, FL	5.73%	April	2021	50%	81	—	—	81	—	—	—	Fixed
Northridge Fashion Center	Northridge (Los Angeles), CA	5.10%	April	2021	46%	101	—	—	101	—	—	—	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2019	2020	2021	2022	2023	Thereafter	Mortgage Details
Willowbrook Mall (TX)	Houston, TX	5.13%	April	2021	45%	85	—	—	85	—	—	—	Fixed
85 Fifth Avenue	New York, NY	5.14%	April	2021	45%	27	—	—	27	—	—	—	Floating
White Marsh Mall	Baltimore, MD	3.66%	May	2021	46%	87	—	—	87	—	—	—	Fixed
Park Place	Tucson, AZ	5.18%	May	2021	46%	81	—	—	81	—	—	—	Fixed
Miami Design District	Miami, FL	6.87%	May	2021	20%	115	—	—	115	—	—	—	Floating
Fashion Show - Other	Las Vegas, NV	6.06%	November	2021	45%	1	—	—	1	—	—	—	Fixed
Northbrook Court	Northbrook, IL	4.25%	November	2021	45%	55	—	—	55	—	—	—	Fixed
Ala Moana Center	Honolulu, HI	4.23%	April	2022	45%	632	—	—	—	632	—	—	Fixed
The Gallery at Harborplace	Baltimore, MD	5.24%	May	2022	46%	34	—	—	—	34	—	—	Fixed
Florence Mall	Florence (Cincinnati, OH), KY	4.15%	June	2022	45%	41	—	—	—	41	—	—	Fixed
Clackamas Town Center	Happy Valley, OR	4.18%	October	2022	45%	97	—	—	—	97	—	—	Fixed
The Oaks Mall	Gainesville, FL	4.55%	October	2022	46%	57	—	—	—	57	—	—	Fixed
Westroads Mall	Omaha, NE	4.55%	October	2022	46%	65	—	—	—	65	—	—	Fixed
Bridgewater Commons	Bridgewater, NJ	3.34%	November	2022	32%	95	—	—	—	95	—	—	Fixed
The Shoppes at River Crossing	Macon, GA	3.75%	March	2023	45%	34	—	—	—	—	34	—	Fixed
Ala Moana Expansion	Honolulu, HI	3.80%	May	2023	45%	226	—	—	—	—	226	—	Fixed
Cumberland Mall	Atlanta, GA	3.67%	May	2023	46%	74	—	—	—	—	74	—	Fixed
Carolina Place	Pineville (Charlotte), NC	3.84%	June	2023	45%	75	—	—	—	—	75	—	Fixed
Oglethorpe Mall	Savannah, GA	3.90%	July	2023	46%	69	—	—	—	—	69	—	Fixed
Augusta Mall	Augusta, GA	4.36%	August	2023	46%	78	—	—	—	—	78	—	Fixed
Columbiana Centre	Columbia, SC	5.96%	September	2023	46%	63	—	—	—	—	63	—	Floating
Ridgedale Center	Minnetonka, MN	4.95%	September	2023	46%	77	—	—	—	—	77	—	Floating
Riverchase Galleria	Birmingham, AL	5.96%	September	2023	46%	76	—	—	—	—	76	—	Floating
Apache Mall	Rochester, MN	5.96%	September	2023	46%	34	—	—	—	—	34	—	Floating
One Union Square	San Francisco, CA	5.12%	October	2023	45%	23	—	—	—	—	23	—	Fixed
Boise Towne Square	Boise, ID	4.79%	October	2023	46%	56	—	—	—	—	56	—	Fixed
Galleria at Tyler	Riverside, CA	5.05%	November	2023	45%	79	—	—	—	—	79	—	Fixed
Market Place Shopping Center	Champaign, IL	5.30%	November	2023	46%	41	—	—	—	—	41	—	Floating
Park Meadows	Lone Tree, CO	4.60%	December	2023	32%	114	—	—	—	—	114	—	Fixed
The Crossroads (MI)	Portage, MI	4.42%	December	2023	46%	42	—	—	—	—	42	—	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2019	2020	2021	2022	2023	Thereafter	Mortgage Details
Woodbridge Center	Woodbridge, NJ	4.80%	April	2024	46%	112	—	—	—	—	—	112	Fixed
The Maine Mall	South Portland, ME	4.66%	April	2024	46%	108	—	—	—	—	—	108	Fixed
Stonebriar Centre	Frisco (Dallas), TX	4.05%	August	2024	45%	123	—	—	—	—	—	123	Fixed
Baybrook Mall	Friendswood (Houston), TX	5.52%	September	2024	46%	110	—	—	—	—	—	110	Fixed
The Parks Mall at Arlington	Arlington (Dallas), TX	5.57%	September	2024	46%	110	—	—	—	—	—	110	Fixed
Fashion Show	Las Vegas, NV	4.03%	November	2024	45%	377	—	—	—	—	—	377	Fixed
Pinnacle Hills Promenade	Rogers, AR	4.13%	January	2025	45%	51	—	—	—	—	—	51	Fixed
Altamonte Mall	Altamonte Springs (Orlando), FL	3.72%	February	2025	45%	71	—	—	—	—	—	71	Fixed
Pembroke Lakes Mall	Pembroke, FL	3.56%	March	2025	46%	120	—	—	—	—	—	120	Fixed
Alderwood	Lynnwood (Seattle), WA	3.48%	June	2025	45%	149	—	—	—	—	—	149	Fixed
Boise Towne Plaza	Boise, ID	4.13%	August	2025	46%	9	—	—	—	—	—	9	Fixed
Towson Town Center	Towson, MD	3.82%	August	2025	32%	102	—	—	—	—	—	102	Fixed
Glenbrook Square	Fort Wayne, IN	4.27%	November	2025	46%	73	—	—	—	—	—	73	Fixed
Perimeter Mall	Atlanta, GA	3.96%	September	2026	45%	124	—	—	—	—	—	124	Fixed
Glendale Galleria	Glendale, CA	4.06%	September	2026	45%	194	—	—	—	—	—	194	Fixed
The Shops at La Cantera	San Antonio, Bexar County, TX	3.60%	May	2027	34%	118	—	—	—	—	—	118	Fixed
Baybrook Expansion	Friendswood, TX	3.77%	December	2027	26%	37	—	—	—	—	—	37	Fixed
Christiana Mall	Newark, DE	4.28%	August	2028	23%	124	—	—	—	—	—	124	Fixed
Plaza Frontenac	St. Louis, MO	4.43%	August	2028	50%	50	—	—	—	—	—	50	Fixed
Saint Louis Galleria	St. Louis, MO	5.11%	November	2028	66%	176	—	—	—	—	—	176	Fixed
Unconsolidated Property Level						$7,271	$1,198	$884	$670	$1,020	$1,161	$2,338

Corporate
BPR Term Loan A-1	N/A	4.75%	August	2021	90%	$675	$—	$—	$675	$—	$—	$—	Floating
Project Gold - Revolver	BPR Revolver,	4.76%	August	2022	90%	349	—	—	—	349	—	—	Floating
BPR Term Loan A-2	N/A	4.75%	August	2023	90%	1,805	—	—	—	—	1,805	—	Floating
BPR Term Loan B	N/A	5.00%	August	2025	90%	1,805	—	—	—	—	—	1,805	Floating
Junior Subordinated Notes Due 2036	N/A	3.97%	April	2036	90%	186	—	—	—	—	—	186	Floating

Property Name	Location	Interest Rate	Maturity Date (1)	BPR Ownership (2)	Proportionate Total	2019	2020	2021	2022	2023	Thereafter	Mortgage Details
Total Corporate					$4,820	$—	$—	$675	$349	$1,805	$1,991
Other, net					(31)
Total					$19,013	$1,470	$1,520	$3,434	$2,326	$4,089	$6,205
_______________________________________________________________________________
(1)    Assumes that all maturity extensions are exercised.
(2)    BPR Ownership is shown net of the noncontrolling interest of our institutional investor (Note 3).

Below is a reconciliation of our proportionate share of mortgages, notes and loans payable (from above) to our consolidated mortgages, notes and loans payable per our Consolidated Balance Sheet as of December 31, 2018 (dollars in millions).

Total Maturities, from above	$19,013
Debt related to solar projects and other	50
Proportionate Portfolio Debt	19,063
Deferred financing costs, market rate adjustments and other, net	(126)
Junior Subordinated Notes Due 2036	(206)
Proportionate Mortgages, Notes and Loans Payable	$18,731
BPR Share of Unconsolidated Real Estate Affiliates	(7,271)
Noncontrolling Interests	1,130
Consolidated Mortgages, Notes and Loans Payable on US GAAP Basis	$12,590

Lease Expiration Schedule

The following table indicates various lease expiration information related to our retail properties owned as of December 31, 2018. The table excludes expirations and rental revenue from temporary tenants and tenants that pay percent-in-lieu rent. See "Note 2—Summary of Significant Accounting Policies" for our accounting policies for revenue recognition from our tenant leases and "Note 9—Rentals Under Operating Leases" for the future minimum rentals of our operating leases for the consolidated properties (dollars in millions).

Year	Number of Expiring Leases	Expiring GLA at 100%	Percent of Total	Expiring Rent	Expiring Rent ($psf)
Specialty Leasing	952	1,910	3.5%	$50,910	$26.66
2019	2,123	6,477	11.9%	369,606	57.06
2020	1,641	5,539	10.3%	293,340	52.96
2021	1,490	5,377	9.9%	330,567	61.47
2022	1,346	5,448	10.1%	309,147	56.75
2023	1,296	5,218	9.6%	346,335	66.37
2024	961	4,991	9.2%	343,483	68.82
2025	978	4,446	8.2%	375,698	84.50
2026	821	3,911	7.2%	298,255	76.26
2027	704	3,985	7.3%	282,386	70.86
Subsequent	1,173	6,931	12.8%	461,935	66.65
Total	13,485	54,233	100.0%	$3,461,662	$63.83
Vacant Space	948	1,990
Mall and Freestanding GLA	14,433	56,223

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Stock is listed on the Nasdaq under the symbol "BPR." As of February 27, 2019, we had approximately 296 stockholders of record of Class A Stock. Our Class B Stock and Class C Stock are not listed.

See Note 12 for information regarding shares of our Class A Stock that may be issued under our equity compensation plans as of December 31, 2018 and Note 10 for information regarding redemptions of the units of BPROP held by limited partners for Class A Stock.

The following line graph sets forth the cumulative total returns on a $100 investment in each of the common stock of GGP Inc. (prior to August 28, 2018) and the Class A Stock of BPR (on and subsequent to August 28, 2018), S&P 500 and the FTSE National Association of REIT—Equity REITs from January 1, 2014 through December 31, 2018.

Total Return Performance
January 2014 to December 2018

As Of		January 1, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
BPR	Cum $	100	144	143	136	133	97
	Return %		43.85	42.85	36.39	32.75	(3.43)
FTSE Nareit Equity REIT Index	Cum $	100	130	134	146	153	146
	Return %		30.14	34.30	45.74	53.36	46.27
S&P 500 Index	Cum $	100	114	115	129	157	150
	Return %		13.69	15.26	29.05	57.22	50.33

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

On August 28, 2018, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant. The Company has made no repurchases as of December 31, 2018 under the share repurchase program.

On August 28, 2018, in connection with the BPY Transaction, each issued and outstanding share of the Company's common stock, other than shares owned by BPY or its affiliates, were canceled and extinguished and automatically converted into the right to receive cash from BPY in an amount, without interest, equal to $0.312 per share.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Dollars in thousands, except per share amounts)
OPERATING DATA (1)
Total revenues	$2,064,034	$2,327,862	$2,346,446	$2,403,906	$2,535,559
Total expenses	1,636,358	1,489,605	1,546,193	1,480,013	1,594,046
Income from continuing operations	4,163,769	666,873	1,308,273	1,393,596	398,011
Net income attributable to Brookfield Property REIT Inc.	4,090,541	657,334	1,288,367	1,374,561	665,850
Common Stock Basic Earnings Per Share (Through August 27, 2018):
Continuing operations	4.16	0.72	1.44	$1.54	$0.42
Discontinued operations	—	—	—	—	0.32
Total basic earnings per share	$4.16	$0.72	$1.44	$1.54	$0.74
Common Stock Diluted Earnings Per Share (Through August 27, 2018):
Continuing operations	4.15	0.68	1.34	$1.43	$0.39
Discontinued operations	—	—	—	—	0.30
Total diluted earnings per share	$4.15	$0.68	$1.34	$1.43	$0.69
Class A dividends declared per share (August 28, 2018 through December 31, 2018) (Note 11) (1)	$0.63	$—	$—	$—	$—
Common stock dividends declared per share (Through August 27, 2018) (Note 11) (2)	$0.44	$0.88	$1.06	$0.71	$0.63
FUNDS FROM OPERATIONS ("FFO") (3)	$1,569,283	$1,530,590	$1,500,848	$1,299,454	$1,320,197
CASH FLOW DATA (1) (4)
Operating activities	$584,549	$1,294,612	$1,136,151	$1,068,586	$950,794
Investing activities	$2,697,130	$(855,296)	$521,411	$(313,488)	$(681,399)
Financing activities	$(3,214,925)	$(738,263)	$(1,564,114)	$(778,175)	$(487,605)

	As of December 31,
	2018	2017	2016	2015	2014
BALANCE SHEET DATA
Investment in real estate assets—cost	$19,443,057	$24,821,824	$23,278,210	$23,791,086	$25,582,072
Total assets	19,033,526	23,347,526	22,732,746	24,073,555	25,281,631
Total debt	12,795,849	13,038,659	12,636,618	14,422,360	16,150,387
Redeemable noncontrolling interests	73,696	248,126	262,727	287,627	299,296
Stockholders' equity	1,221,826	8,795,660	8,635,764	8,270,043	7,605,919
_______________________________________________________________________________

(1)
Cash flow data only represents BPR's consolidated cash flows as defined by GAAP and as such, operating cash flow does not include the cash received from our Unconsolidated Real Estate Affiliates, except to the extent of contributions to or distributions from our Unconsolidated Real Estate Affiliates.

(2)     Excludes the Pre-Closing Dividend.

(3)	FFO (as defined below) are presented at our proportionate share and do not represent cash flows from operations as defined by GAAP.

(4)
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

Overview—Introduction

We own a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot). As of December 31, 2018, we own, either entirely or with joint venture partners, 124 retail properties located throughout the United States comprising approximately 121 million square feet of gross leasable area or GLA.

Our primary objective is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers and consumers. Our strategy includes:

•	increasing the permanent occupancy of our regional mall portfolio by converting temporary leases to permanent leases and leasing vacant space;

•	renewing or replacing expiring leases at greater rental rates;

•	actively recycling capital through the disposition of assets and investing in whole or partial interests in high-quality regional malls, anchor pads, our development pipeline and repaying debt; and

•	continuing to execute on our existing redevelopment projects and seeking additional opportunities within our portfolio for redevelopment.

As of December 31, 2018, the portfolio was 96.5% leased, compared to 96.7% leased at December 31, 2017. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 10.6% higher than the final rents paid on expiring leases.

In 2018, our retail properties reported an average of $746 in tenant sales per square foot. During this same period, the spread between the rent paid on expiring leases and the rent commencing under new leases on a suite-to-suite basis in our retail portfolio increased by 10.6%, demonstrating our strong same-property growth potential.

Overview

Net income attributable to BPR increased 522.3% from $0.7 billion for the year ended December 31, 2017 to $4.1 billion for the year ended December 31, 2018 primarily due to gains and deferred taxes related to the sale of partial interests in properties related to joint ventures formed in conjunction with the BPY Transaction (Note 3). Operating income decreased 49.0% from $838.3 million for the year ended December 31, 2017 to $427.7 million for the year ended December 31, 2018.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	December 31, 2018 (1)	December 31, 2017 (1)
In-Place Rents Per Square Foot (all less anchors) (2)	$61.86	$62.29
In-Place Rents Per Square Foot (<10K square feet) (2)	$78.39	$77.98

Percentage Leased for Total Retail Properties	96.5%	96.7%

(1)
Metrics exclude properties acquired in the year ended December 31, 2018 and the December 31, 2017, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

(2)	Rent is presented on a cash basis and consists of base minimum rent and common area costs.

Lease Spread Metrics

The following table summarizes signed leases compared to expiring leases in the same suite, for leases where (1) the downtime between new and previous tenant was less than 24 months, (2) the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet and (3) the new lease term is at least a year.

	Number of Leases	Square Feet (in thousands)	Term/Years	Initial Rent Per Square Foot (1)	Expiring Rent Per Square Foot (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,239	4,408	7.1	$70.35	$63.60	$6.75	10.6%
_______________________________________________________________________________
(1)     Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2)     Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Year Ended December 31, 2018 and 2017

The following table is a breakout of the components of minimum rents:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Components of Minimum Rents:
Base minimum rents	$1,272,332	$1,447,837	$(175,505)	(12.1)%
Lease termination income	31,297	29,081	2,216	7.6
Straight-line rent	(2,425)	2,084	(4,509)	(216.4)
Above and below-market tenant leases, net	(3,259)	(23,963)	20,704	(86.4)
Total minimum rents	$1,297,945	$1,455,039	$(157,094)	(10.8)%

Base minimum rents decreased $175.5 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $158.3 million decrease in permanent base minimum rents during 2018 compared to 2017. In addition, the disposition of three operating properties during 2017 resulted in a $9.0 million decrease in base minimum rents.

Tenant recoveries decreased $103.2 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter 2018. The joint ventures resulted in $85.6 million decrease in tenant recoveries during 2018 compared to 2017.

In addition, the disposition of three operating properties during 2017 resulted in a $6.0 million decrease in tenant recoveries during 2018 compared to 2017.

Management fees and other corporate revenues increased $20.6 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $13.4 million increase in property management fees. In addition, property and asset management fees related to the Seritage joint venture increased by $11.0 million in 2018 compared to 2017 (Note 3).

Real estate taxes decreased $16.0 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $28.5 million decrease in real estate taxes during 2018 compared to 2017. This was partially offset by 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue becoming consolidated properties during the third quarter of 2017. This resulted in a $5.1 million increase in 2018 compared to 2017.

Property management and other costs increased $27.3 million primarily due to an increase in salaries and bonuses, corporate office rent and management fees.

Provision for impairment of $45.9 million is related to impairment charges recorded on one operating property (Note 2).

Depreciation and amortization decreased $60.3 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3).

Interest expense increased $34.8 million primarily due to a $85.5 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6). In addition, 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue became consolidated properties during the third quarter of 2017. This resulted in a $19.6 million increase in interest expense during 2018 compared to 2017. This was partially offset by the joint venture transactions related to the BPY Transaction in the third quarter of 2018. This resulted in a $72.2 million decrease in interest expense during 2018 compared to 2017 (Note 3).

The gain from changes in control of investment properties and other, net of $3.1 billion during 2018 relates to the joint venture transactions related to the BPY Transaction in the third quarter of 2018, the sale of an anchor box at The Oaks Mall, the sale of commercial office unit at 685 Fifth Avenue, the sale of a 49% interest in Fashion Place, and the sale of a 49.9% joint venture interest in the Sears Box at Oakbrook Center (Note 3).

The gain on extinguishment of debt during 2018 primarily relates to one property which was conveyed to the lender in full satisfaction of the debt (Note 3).

Benefit from income taxes increased $583.3 million during 2018 primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction (Note 3).

Equity in income of Unconsolidated Real Estate Affiliates decreased by $66.2 million primarily due to a decrease in income recognition on condominiums and demolition work at one property and income related to joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment of $487.2 million during 2018 is due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 and the sale of a portion of our interest in Aeropostale (Note 3).

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

Base minimum rents decreased by $7.6 million primarily due to our sale of a 50% interest in Fashion Show during the third quarter of 2016. This resulted in $45.0 million less base minimum rents during 2017 compared to 2016 as the property is now accounted for as Unconsolidated Real Estate Affiliates. The acquisition of the 50% interest in Riverchase Galleria from our joint venture partner and the acquisition of 605 N. Michigan Avenue during the fourth quarter of 2016 resulted in an offsetting $22.3 million increase in base minimum rents. In addition, the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017 and the transaction at 218 West 57th Street, 530 Fifth Avenue, and 685 Fifth Avenue during the third quarter of 2017 resulted in a $14.7 million increase in base minimum rents.

Lease termination income increased $13.1 million primarily due to lease terminations at multiple tenants spread across the portfolio during 2017.

Tenant recoveries decreased $24.5 million primarily due to our sale of an interest in Fashion Show during the third quarter of 2016. This resulted in $18.5 million less tenant recoveries during 2017 compared to 2016 as the property is now accounted for as Unconsolidated Real Estate Affiliates. In addition, the sale of two operating properties during the third quarter of 2016 and the conveyance of one property to the lender during the second quarter of 2017 resulted in a $6.4 million decrease in tenant recoveries. The acquisition of the 50% interest in Riverchase Galleria from our joint venture partner during the fourth quarter of 2016 resulted in an offsetting $8.6 million increase in tenant recoveries.

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

Real estate taxes increased $7.6 million primarily due to the acquisition of the 50% interest in Riverchase Galleria from our joint venture partner, the acquisition of 605 N. Michigan Avenue during the fourth quarter of 2016 and the acquisition of our joint venture partner's interest in Neshaminy during the second quarter of 2017. This resulted in a $4.7 million increase in real estate taxes during 2017 compared to 2016. In addition, the transaction at 218 West 57th Street, 530 Fifth Avenue, and 685 Fifth Avenue during the third quarter of 2017 resulted in a $2.1 million increase in real estate taxes. Our sale of a 50% interest in Fashion Show during the third quarter of 2016 resulted in offsetting $1.5 million reduction in real estate taxes as the property is now accounted for as an Unconsolidated Real Estate Affiliate.

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

Provision for loan loss of $29.6 million relates to the settlement of the Rique note receivable during 2016.

Property management and other costs increased $6.6 million primarily due to bonus savings in the prior year.

Provision for impairment of $73.0 million is related to impairment charges recorded on three operating properties during 2016 (Note 2).

Depreciation and amortization increased by $32.6 million primarily due to tenant write offs.

Interest expense decreased by $29.3 million primarily due to the sale of a 50% interest in Fashion Show during the third quarter of 2016. This resulted in $20.1 million less interest expense during 2017 compared to 2016 as the property is now accounted for as Unconsolidated Real Estate Affiliates. In addition, we paid down a mortgage note at one of our operating properties during 2016 resulting in a $5.5 million decrease in interest expense (Note 6) and conveyed one property to the lender in full satisfaction of the debt during the second quarter of 2017, resulting in a $5.8 million decrease in interest expense. We also sold two operating properties during 2016, resulting in a $2.7 million decrease in interest expense (Note 3). The decreases were partially offset by an increase in the LIBOR rate over the prior year. In addition, the transaction at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue resulted in a $5.6 million increase in interest expense over the period.

The loss on foreign currency during 2017 is related to the impact of changes in the exchange rate on the proceeds from the settlement of a note receivable denominated in Brazilian Reais and received in conjunction with the sale of Aliansce in the third quarter of 2013.

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

Benefit from income taxes increased $11.8 million primarily due to the one-time benefit resulting from the change in future Federal statutory tax rates due to the passing of the TCJA on December 22, 2017.

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

We anticipate maintaining financial flexibility by managing our future maturities, amortization of debt, and minimizing cross collateralizations and corporate guarantees. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $247.0 million of consolidated unrestricted cash and $1.5 billion, including the uncommitted accordion feature, of available credit under our credit facility as of December 31, 2018, as well as anticipated cash provided by operations.

We may raise capital through public or private issuances of debt securities, preferred stock, Class A Stock, BPROP Units, share repurchases or other capital raising activities.

During the year ended December 31, 2018:

•
We refinanced a consolidated mortgage note at 685 Fifth Avenue. The prior $340.0 million variable-rate consolidated mortgage note matured on July 1, 2018 and had an interest rate of LIBOR plus 2.75%. In connection with refinancing, $100.0 million remained related to the commercial office unit and a new $275.0 million fixed-rate consolidated mortgage note with a term-to-maturity of 10.0 years and an interest rate of 4.53% was obtained on the retail unit. The $100.0 million was paid down in full in conjunction with the sale of the commercial office unit on July 13, 2018.

•
We refinanced mortgage notes totaling $1.1 billion at nine properties. The prior loans totaling $1.2 billion had a weighted-average interest rate of 4.89%. The new loans have a weighted-average term-to-maturity of 5.1 years and a weighted-average interest rate of 5.21%.

•	We obtained new mortgage notes totaling $416.2 million at six properties with a weighted-average term-to-maturity of 4.6 years and a weighted-average interest rate of 4.72%.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $387.0 million as of December 31, 2018. The Term A-1 Loan has a total commitment of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. During the fourth quarter of 2018, we paid down $173.8 million of the Term A-1 Loan with the proceeds from the sale of 49% of Fashion Place (Note 3). The Term A-2 Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term B Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement. The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio and fixed charge coverage ratio. As of December 31, 2018, we are not aware of any instances of non-compliance with such covenants.

During the year ended December 31, 2017:

•
We paid down a $73.4 million consolidated mortgage note at Four Seasons Town Centre. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. Four Seasons Town Centre subsequently replaced a property that was sold during the year ended December 31, 2017 as collateral in our $1.4 billion loan secured by cross-collateralized mortgages on 14 properties.

•	We obtained a new consolidated mortgage note at Mall of Louisiana for $325.0 million with an interest rate of 3.98%.

•
We obtained a new unconsolidated mortgage note at one property for $74.2 million with an interest rate of 3.77% and paid down a $60.0 million unconsolidated mortgage note at that property with an interest rate of LIBOR plus 1.75%.

•	We refinanced a $190.0 million consolidated mortgage note with a $110.0 million consolidated mortgage note at 530 Fifth Avenue. Both notes had an interest rate of LIBOR plus 3.25%.

•	Additional financing activity is related to draws and repayments on the corporate revolver.

As of December 31, 2018, we had $7.3 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of December 31, 2018, our proportionate share of total debt aggregated $20.8 billion. Our total debt includes our consolidated debt of $12.8 billion and our share of Unconsolidated Real Estate Affiliates debt of $8.0 billion. Of our proportionate share of total debt, $5.8 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holders.

The amount of debt due in the next three years represents 33.1% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $4.5 billion at our proportionate share or approximately 21.7% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of December 31, 2018, assuming that all maturity extensions are exercised. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2023.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2019	$301,947	$1,313,867
2020	703,746	937,830
2021	2,873,677	759,357
2022	1,460,733	1,124,941
2023	3,244,970	1,269,911
Subsequent	4,210,776	2,592,358
	$12,795,849	$7,998,264

We believe we will be able to extend the maturity date, repay under our available line of credit or refinance the consolidated debt that is scheduled to mature in 2019. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates upon maturity; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

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

We have development and redevelopment activities totaling approximately $657.5 million under construction and $533.1 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. We refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active developments

The SoNo Collection (2)	Norwalk, CT	Ground up development	2022	$451.3	$188.1

Active redevelopments

Oakbrook Center	Oak Brook, IL	Sears Redevelopment for Kidzania, Lifetime Fitness, and small shop	2021	24.4	6.2
Paramus Park	Paramus, NJ	Sears Redevelopment for Stew Leonard's	2021	20.7	7.4
Stonestown	San Francisco, CA	Macy's Redevelopment for Regal, Whole Foods, Sports Basement, B&N, small shop	2021	95.3	1.3
Other Projects	Various		2020-2022	65.8	11.5
Active developments/redevelopments				$657.5	$214.6
In planning

Northbrook Court	Northbrook, IL	Macy’s re-development including grocery anchored expansion and residential units	2022	$75.5	$0.4
Oxmoor Center	Louisville, KY	Sears Redevelopment for Top Golf + restaurants	2022	23.1	0.4
Stonestown	San Francisco, CA	Nordstrom Redevelopment for Target + spec entertainment	2022	37.6	0.2
Valley Plaza Mall	Bakersfield, CA	Sears backfill for multi-tenant spec	2021	18.1	0
Tysons Galleria	McLean, VA	Macy's Redevelopment for iPic and multi-level small-shop expansion	2022	118.0	0.7
Other Projects	Various		2021-2023	260.8	0.8
In planning				$533.1	$2.5
Total retail developments				$1,190.6	$217.1
_______________________________________________________________________________

(1)	Costs are at BPR's ownership share post August, 28, 2018, with closing of new joint venture partnerships.

(2)	Norwalk Total Projected Share of Cost and Total Investment to-date include $137 million BPY acquisition basis.

Our investment in these projects for the year ended December 31, 2018 increased from December 31, 2017 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to BPR’s investment to date.

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

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Operating capital expenditures (1)	$145,808	$165,179
Tenant allowances and capitalized leasing costs(2)	190,327	181,187
Capitalized interest and capitalized overhead	69,582	60,164
Total	$405,717	$406,530
_______________________________________________________________________________

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 7.9 million square feet.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $584.5 million for the year ended December 31, 2018, $1,294.6 million for the year ended December 31, 2017, and $1,136.2 million for the year ended December 31, 2016. Significant components of net cash provided by operating activities include:

•	in 2018, an increase in cash outflows from transaction expenses;

•	in 2017, increase in distributions received from Unconsolidated Real Estate Affiliates; and

•	in 2017, an increase in cash inflows from tenant recoveries.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $2.7 billion for the year ended December 31, 2018, $(855.3) million for the year ended December 31, 2017, and $521.4 million for the year ended December 31, 2016. Significant components of net cash provided by (used in) investing activities include:

2018 Activity

•	proceeds from sales of investments properties and unconsolidated real estate affiliates, $3,050.3 million;

•	development of real estate and property improvements, $(674.5) million;

•	net proceeds from distributions received from unconsolidated real estate in excess of income, $410.6 million;

•	contributions to Unconsolidated Real Estate Affiliates, $(218.0) million; and

•	proceeds from repayment of loans to joint ventures and joint venture partners, $204.9 million.

2017 Activity

•	proceeds from the sale of investment properties and unconsolidated real estate affiliates, $62.0 million;

•	development of real estate and property improvements of $(662.8) million;

•	net proceeds from distributions received from unconsolidated real estate in excess of income, $166.9 million;

•	contributions to Unconsolidated Real Estate Affiliates, $(120.4) million;

•	proceeds from repayment of loans to joint ventures and joint venture partners, $51.0 million; and

•	acquisition of real estate and real estate interests of $(230.8) million.

2016 Activity

•	proceeds from the sale of investment properties and unconsolidated real estate affiliates, $1.7 billion;

•	development of real estate and property improvements of $(547.4) million;

•	net proceeds from distributions received from unconsolidated real estate in excess of income, $82.8 million;

•	contributions to Unconsolidated Real Estate Affiliates, $(135.9) million;

•	proceeds from repayment of loans to joint ventures and joint venture partners, $13.0 million; and

•	acquisition of real estate and real estate interests of $(577.8) million.

Cash Flows from Financing Activities

Net cash used in financing activities was $3,214.9 million for the year ended December 31, 2018, $738.3 million for the year ended December 31, 2017, and $1,564.1 million for the year ended December 31, 2016. Significant components of net cash used in financing activities include:

2018 Activity

•	proceeds from the refinancing or issuance of mortgages, notes and loans payable of $7.0 billion; net of principal payments of $(1.8) billion;

•	cash distributions paid to common stockholders of $(9.9) billion; and

•	cash contributions from noncontrolling interests from institutional investors of $1.5 billion.

2017 Activity

•	proceeds from the refinancing or issuance of mortgages, notes and loans payable of $1.6 billion; net of principal payments of $(1.6) billion;

•	repurchase of treasury stock of $(274.0) million; and

•	cash distributions paid to common stockholders of $(1.0) billion.

2016 Activity

•	acquisition of 1.4 million shares of our common stock for $(34.0) million;

•	cash distributions paid to common and preferred stockholders of $(680.7) million and $(15.9) million, respectively; and

•	principal payments on mortgage, notes and loans payable, net proceeds from refinancing or issuance of $(834.7) million.

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

Contractual Cash Obligations and Commitments

The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2018:

	2019	2020	2021	2022	2023	Subsequent/ Other	Total
			(Dollars in thousands)
Long-term debt-principal (1)	$418,006	$808,052	$2,881,788	$1,443,819	$3,166,110	$4,163,148	$12,880,923
Interest payments (2)	592,630	558,729	459,916	379,088	290,904	434,170	2,715,437
Retained debt-principal	1,917	81,364	—	—	—	—	83,281
Ground lease payments	2,139	2,174	2,209	2,226	2,233	84,976	95,957
Corporate leases	7,809	7,990	8,177	8,366	8,561	33,859	74,762
Purchase obligations (3)	269,568	—	—	—	—	—	269,568
Junior Subordinated Notes (4)	—	—	—	—	—	206,200	206,200
Total	$1,292,069	$1,458,309	$3,352,090	$1,833,499	$3,467,808	$4,922,353	$16,326,128
_______________________________________________________________________________

(1)	Excludes $7.7 million of non-cash debt market rate adjustments, $123.8 million of deferred financing costs, and $31.0 million of debt related to solar projects.

(2)	Based on rates as of December 31, 2018. Variable rates are based on a LIBOR rate of 2.51%. Excludes interest payments related to debt market rate adjustments.

(3)	Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(4)
The $206.2 million of junior subordinated notes are due in 2036, but may be redeemed by us any time. As we do not expect to redeem the notes prior to maturity, they are included in consolidated debt maturing subsequent to 2023.

Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $221.2 million in 2018, $237.2 million in 2017 and $229.6 million in 2016.
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

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Contractual rent expense, including participation rent	$7,105	$8,561	$8,589
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	5,083	6,304	6,278

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

Non-GAAP Supplemental Financial Measures and Definitions

Proportionate or At Share Basis

The following non-GAAP supplemental financial measures are all presented on a proportionate basis. The proportionate financial information presents the consolidated and unconsolidated properties at the Company’s ownership percentage or "at share". This form of presentation offers insights into the financial performance and condition of the Company as a whole, given the significance of the Company’s unconsolidated property operations that are owned through investments accounted for under GAAP using the equity method.

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

Funds From Operations ("FFO")

The Company determines FFO based upon the definition set forth by National Association of Real Estate Investment Trusts ("Nareit"). The Company determines FFO to be its share of consolidated net income (loss) attributable to common stockholders and redeemable non-controlling common unit holders computed in accordance with GAAP, adjusted for real estate related depreciation and amortization, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon the Company’s economic ownership interest, and all determined on a consistent basis in accordance with GAAP. The Company’s presentation of FFO has been reflected on a proportionate basis.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

In order to provide a better understanding of the relationship between the Company’s non-GAAP financial measures of FFO, a reconciliation of GAAP net income attributable to BPR to FFO has been provided. None of the Company’s non-GAAP financial measures represent cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to BPR and none are necessarily indicative of cash flow. In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company’s proportionate share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for by the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments.

The following table reconciles GAAP net income attributable to BPR to FFO for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net Income Attributable to BPR	$4,090,541	$657,334
Redeemable noncontrolling interests	39,232	6,332
Provision for impairment excluded from FFO	45,866	—
Noncontrolling interests in depreciation of Consolidated Properties	(37,011)	(10,283)
Unconsolidated Real Estate Affiliates - gain on investment	(3,692)	(12,000)
Loss (gain) on sales of investment properties	(448,174)	9,789
Preferred stock dividends	(15,936)	(15,936)
Losses (gains) from changes in control of investment properties and other	(3,097,196)	(79,056)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	606,204	676,307
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	389,449	298,103
FFO	1,569,283	1,530,590

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2018, we had consolidated debt of $12.6 billion, including $6.5 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $6.5 billion of variable-rate debt would result in a $16.3 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $1.1 billion at December 31, 2018. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a $2.8 million annualized increase or decrease in our equity in the income (loss) of Unconsolidated Real Estate Affiliates.

For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 4 and 6. At December 31, 2018, the fair value of our consolidated debt has been estimated for this purpose to be $72.6 million higher than the carrying amount of $12.6 billion.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the persons performing the functions of principal executive and principal financial officers for us pursuant to the Master Services Agreement, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). Based on that evaluation, the persons performing the functions of principal executive and principal financial officers for us pursuant to the Master Services Agreement have concluded that our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of persons performing the functions of principal executive and principal financial officers for us pursuant to the Master Services Agreement to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2018, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2018, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brookfield Property REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brookfield Property REIT Inc. (formerly known as GGP Inc.) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2019

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)	Exhibits.

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
2.1*	Agreement and Plan of Merger, dated as of March 26, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and the Predecessor.	8-K	2.1	3/27/2018	001-34948

2.2*	Amendment to Agreement and Plan of Merger, dated as of June 25, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and the Predecessor.	S-4/A	2.2	6/25/2018	333-224593

3.1*	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Predecessor.	8-K	3.1	7/27/2018	001-34948

3.2	Certificate of Correction of Second Amended and Restated Certificate of Incorporation of the Predecessor.	8-K	3.1	8/28/2018	001-34948

3.3	Third Amended and Restated Certificate of Incorporation of the Predecessor.	8-A12B	3.1	8/27/2018	001-34948

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of Brookfield Property REIT Inc.	8-K	3.3	8/28/2018	001-34948

3.5	Fifth Amended and Restated Bylaws of Brookfield Property REIT Inc.	8-A12B	3.2	8/27/2018	001-34948

4.1*	Rights Agreement dated July 27, 1993, between the Predecessor and certain other parties named therein.	10-K	4.2	3/31/2006	001-11656

4.2*	Amendment to Rights Agreement dated as of February 1, 2000, between the Predecessor and certain other parties named therein.	8-A12B	4.3	3/3/2010	001-11656

4.3*	Redemption Rights Agreement dated October 23, 1997, among the Predecessor, the Operating Partnership and Peter Leibowits.	10-K	4.7	3/31/2006	001-11656

4.4*	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, the Predecessor and Southwest Properties Venture.	10-K	4.8	3/31/2006	001-11656

4.5*	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, the Predecessor, Nashland Associates, and HRE Altamonte, Inc.	10-K	4.9	3/31/2006	001-11656

4.6*	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, the Predecessor and JSG, LLC.	10-K	4.13	2/27/2009	001-11656

4.7*	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, the Predecessor and Everitt Enterprises, Inc.	10-K/A	4.14	4/30/2010	001-11656

4.8*	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, the Predecessor and Koury Corporation.	10-K	4.15	2/27/2008	001-11656

4.9*	Registration Rights Agreement dated April 15, 1993, between the Predecessor, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein.	10-K	4.16	2/27/2008	001-11656

4.10	Modified Redemption Rights Agreement, dated August 28, 2018, between Brookfield Property REIT Inc. and Everitt Enterprises, Inc. (filed herewith).

4.11	Modified Redemption Rights Agreement, dated August 28, 2018, between Brookfield Property REIT Inc. and Koury Corporation. (filed herewith).

10.1	Fifth Amended and Restated Agreement of Limited Partnership of BPR OP, LP.	8-K	10.1	8/28/2018	001-34948

10.2*	Operating Agreement of GGP/Homart II L.L.C., dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C.	10-K	10.20	3/31/2006	001-11656

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.3*	Amendment to Operating Agreement of GGP/Homart II L.L.C., dated November 22, 2002.	10-K	10.21	3/31/2006	001-11656

10.4*	Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C., dated November 22, 2002.	10-K	10.22	3/31/2006	001-11656

10.5*	Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003.	10-K	10.23	3/31/2006	001-11656

10.6*	Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008.	10-K	10.25	2/27/2008	001-11656

10.7*	Second Amended and Restated Limited Liability Company Agreement of Ala Moana Holding, LLC, dated April 10, 2015.	10-Q	10.1	5/1/2015	001-34948

10.8#	Amended and Restated Brookfield Property REIT Inc. 2010 Equity Incentive Plan adopted August 28, 2018.	S-8	4.3	8/29/2018	333-227086

10.9*#	Employment Agreement, dated February 12, 2015, by and between the Predecessor and Sandeep Mathrani.	8-K	10.1	2/17/2015	001-34948

10.10*#	Amendment to Employment Agreement, dated September 19, 2017, by and between the Predecessor and Sandeep Mathrani.	10-K	10.26	2/22/2018	001-34948

10.11*#	Offer Letter, dated September 19, 2017, by and between the Predecessor and Heath Fear.	10-Q	10.1	11/2/2017	001-34948

10.12*	Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and the Predecessor.	8-K	10.1	11/12/2010	001-34948

10.13*	Registration Rights Agreement, dated November 9, 2010, between affiliates of Brookfield Asset Management Inc. and the Predecessor.	8-K	10.7	11/12/2010	001-34948

10.14*	Relationship Agreement, dated November 9, 2010, between affiliates of Brookfield Asset Management Inc. and the Predecessor.	10-K	10.51	3/8/2011	001-34948

10.15*	Amending Agreement, dated January 12, 2012, to Relationship Agreement between Brookfield Asset Management Inc. and the Predecessor.	10-K	10.48	2/28/2013	001-34948

10.30*	Standstill Agreement, dated November 9, 2010, between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC, Brookfield Retail Holdings V LP and the Predecessor.	8-K	10.4	11/12/2010	001-34948

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.31*	Amended and Restated Loan Agreement, dated as of April 25, 2016, by and among certain subsidiaries of the Predecessor, each as the Borrowers, the Lenders party thereto, Wells Fargo Securities, LLC, in its capacity as Joint Lead Arranger and Bookrunner, and U.S. Bank National Association, in its capacity as Administrative Agent, Joint Lead Arranger, and Bookrunner.	8-K	99.1	4/29/2016	001-34948

10.32*	Voting and Support Agreement, dated as of March 26, 2018, by and among the Predecessor and the stockholders listed on Schedule A thereto.	8-K	10.1	3/27/2018	001-34948

10.33*	Class B Stock Exchange Agreement, dated as of March 26, 2018, by and among the Predecessor and the parties listed on Exhibit A thereto.	8-K	10.2	3/27/2018	001-34948

10.34*	Letter Agreement, dated as of March 26, 2018, by and between Brookfield Asset Management Inc. and the Predecessor.	8-K	10.3	3/27/2018	001-34948

10.35*	Letter Agreement, dated as of March 26, 2018, by and between Brookfield Asset Management Inc., Brookfield Property Partners L.P. and the Predecessor.	8-K	10.4	3/27/2018	001-34948

10.36*	Amended and Restated Class B Stock Exchange Agreement, dated as of June 25, 2018, by and among the Predecessor and the parties listed on Exhibit A thereto.	S-4/A	10.2	6/25/2018	333-224593

10.37	Master Services Agreement, dated as of August 27, 2018, by and among Brookfield Asset Management Inc., Brookfield Property REIT Inc., BPR OP, L.P., Brookfield Global Property Advisor Limited, Brookfield Property Group LLC and Brookfield Asset Management Private Institutional Capital Adviser US, LLC.	8-K	10.3	8/28/2018	001-34948

10.38	Joint Governance Agreement, dated as of August 28, 2018, by and among Brookfield Property REIT Inc., Brookfield Property Partners L.P., Brookfield Property Partners Limited and BP US REIT LLC.	8-K	10.5	8/28/2018	001-34948

10.39
Credit Agreement, dated as of August 24, 2018, by and among Brookfield Retail Holdings VII Sub 3 LLC, Brookfield Property REIT Inc., GGP Nimbus, LLC, GGP Limited Partnership LLC, BPR OP, LP, GGSI Sellco, LLC, GGPLP Real Estate 2010 Loan Pledgor Holding, LLC, GGPLPLLC 2010 Loan Pledgor Holding, LLC, GGPLP 2010 Loan Pledgor Holding, LLC, and GGPLP L.L.C., each of the foregoing as the Borrowers, the Lenders party thereto, the Issuing Banks party thereto, the Swingline Lender party thereto, Morgan Stanley Senior Funding, Inc., in its capacity as co-administrative agent for the Term Lenders under the Term B Facility, and Wells Fargo Bank, National Association, in its capacities as administrative agent and collateral agent for the Lenders.
		8-K	4.1	8/28/2018	001-34948

21.1	List of Subsidiaries of Brookfield Property REIT Inc. (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to Brookfield Property REIT Inc. (filed herewith).

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
24.1	Power of Attorney (included on signature page).

31.1	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Brookfield Property REIT Inc.'s. Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Incorporated by reference to filings by GGP Inc. (formerly GGP, Inc. and General Growth Properties, Inc. and referred to as the “Predecessor")

#	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(c)	Separate financial statements.

Not applicable.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brookfield Property REIT Inc.

/s/ MICHELLE CAMPBELL
Michelle Campbell
Secretary	March 1, 2019

We, the undersigned officers and directors of Brookfield Property REIT Inc., hereby severally constitute Brian W. Kingston and Bryan K. Davis, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments, to this Annual Report on Form 10-K and generally to do all such things in our name and behalf in such capacities to enable Brookfield Property REIT Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or any of them, to any and all such amendments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN W. KINGSTON	Chief Executive Officer*	March 1, 2019
Brian W. Kingston	Brookfield Property Group LLC

/s/ BRYAN K. DAVIS	Chief Financial Officer*	March 1, 2019
Bryan K. Davis	Brookfield Property Group LLC

/s/ RICHARD B. CLARK	Chairman of the Board of Directors	March 1, 2019
Richard B. Clark

/s/ CAROLINE ATKINSON	Director	March 1, 2019
Caroline Atkinson

/s/ JEFFREY M. BLIDNER	Director	March 1, 2019
Jeffrey M. Blidner

/s/ SOON YOUNG CHANG	Director	March 1, 2019
Soon Young Chang

/s/ OMAR CARNEIRO DA CUNHA	Director	March 1, 2019
Omar Carneiro da Cunha

/s/ SCOTT CUTLER	Director	March 1, 2019
Scott Cutler

/s/ STEPHEN DENARDO	Director	March 1, 2019
Stephen DeNardo

/s/ LOUIS JOSEPH MAROUN	Director	March 1, 2019
Louis Joseph Maroun

/s/ LARS RODERT	Director	March 1, 2019
Lars Rodert

*
Messrs. Kingston and Davis perform the functions of chief executive officer and chief financial officer, respectively, for Brookfield Property REIT Inc. (the “Company”) pursuant to a Master Services Agreement dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.

Brookfield Property REIT Inc.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brookfield Property REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield Property REIT Inc. (formerly known as GGP Inc.) and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements") . In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 1, 2019

We have served as the Company's auditor since 2001.

Brookfield Property REIT Inc. (Dollars in thousands, except per share amounts) CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets:
Investment in real estate:
Land	$2,706,701	$4,013,874
Buildings and equipment	10,774,079	16,957,720
Less accumulated depreciation	(2,214,603)	(3,188,481)
Construction in progress	576,695	473,118
Net property and equipment	11,842,872	18,256,231
Investment in Unconsolidated Real Estate Affiliates	5,385,582	3,377,112
Net investment in real estate	17,228,454	21,633,343
Cash and cash equivalents	247,019	164,604
Accounts receivable, net	222,562	334,081
Notes receivable	256,937	417,558
Deferred expenses, net	145,631	284,512
Prepaid expenses and other assets	313,648	494,795
Deferred tax assets, net	619,275	18,633
Total assets	$19,033,526	$23,347,526
Liabilities:
Mortgages, notes and loans payable	$12,589,649	$12,832,459
Investment in Unconsolidated Real Estate Affiliates	124,627	21,393
Accounts payable and accrued expenses	953,369	919,432
Dividend payable	4,668	219,508
Junior subordinated notes	206,200	206,200
Total liabilities	13,878,513	14,198,992
Redeemable equity interests	2,305,895	—
Redeemable noncontrolling interests	73,696	248,126
Total redeemable interests	2,379,591	248,126
Commitments and Contingencies (Note 19)	—	—
Equity:
Class B Stock: 4,942,500,000 shares authorized, $0.01 par value, 454,744,938 issued and outstanding as of December 31, 2018	4,547	—
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of December 31, 2018	6,401	—
Common Stock: 965,000,000 shares authorized, $0.01 par value, no shares issued or outstanding as of December 31, 2018, and 11,000,000,000 shares authorized, $0.01 par value, 1,040,382,900 issued and 956,982,536 outstanding as of December 31, 2017	—	10,130
Preferred Stock: 500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	242,042	242,042
Additional paid-in capital	5,772,824	11,845,532
Retained earnings (accumulated deficit)	(4,721,335)	(2,107,498)
Accumulated other comprehensive loss	(82,653)	(71,906)
Common stock in treasury, at cost, 55,969,390 shares as of December 31, 2017	—	(1,122,640)
Total stockholders' equity	1,221,826	8,795,660
Noncontrolling interests in Consolidated Real Estate Affiliates	26,652	55,379
Noncontrolling interests of the Operating Partnership	1,526,944	49,369
Total equity	2,775,422	8,900,408
Total liabilities, redeemable interests and equity	$19,033,526	$23,347,526
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
Revenues:
Minimum rents	$1,297,945	$1,455,039	$1,449,704
Tenant recoveries	540,376	643,607	668,081
Overage rents	29,659	34,874	42,534
Management fees and other corporate revenues	125,776	105,144	95,814
Other	70,278	89,198	90,313
Total revenues	2,064,034	2,327,862	2,346,446
Expenses:
Real estate taxes	221,175	237,198	229,635
Property maintenance costs	41,637	49,784	55,027
Marketing	7,787	11,043	13,155
Other property operating costs	253,210	286,168	282,591
Provision for doubtful accounts	12,102	10,701	8,038
Provision for loan loss	—	—	29,615
Property management and other costs	172,554	145,251	138,602
General and administrative	46,441	56,133	55,745
Costs related to the BPY Transaction	202,523	—	—
Provision for impairment	45,866	—	73,039
Depreciation and amortization	633,063	693,327	660,746
Total expenses	1,636,358	1,489,605	1,546,193
Interest and dividend income	33,710	61,566	59,960
Interest expense	(576,700)	(541,945)	(571,200)
(Loss) gain on foreign currency	—	(819)	14,087
Gains from changes in control of investment properties and other, net	3,097,196	79,056	722,904
Gains on extinguishment of debt	13,983	55,112	—
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and allocation to noncontrolling interests	2,995,865	491,227	1,026,004
Benefit from (provision for) income taxes	594,186	10,896	(901)
Equity in income of Unconsolidated Real Estate Affiliates	86,552	152,750	231,615
Unconsolidated Real Estate Affiliates - gain on investment, net	487,166	12,000	51,555
Net income	4,163,769	666,873	1,308,273
Allocation to noncontrolling interests	(73,228)	(9,539)	(19,906)
Net income attributable to Brookfield Property REIT Inc.	4,090,541	657,334	1,288,367
Class A Stock Earnings Per Share (August 28, 2018 through December 31, 2018) (See Note 11)
Basic & Diluted Earnings Per Share	$0.63	$—	$—
Common Stock Earnings Per Share (Through August 27, 2018) (See Note 11)
Basic	$4.16	$0.72	$1.44
Diluted	$4.15	$0.68	$1.34
Comprehensive Income, Net:
Net income	$4,163,769	$666,873	$1,308,273
Other comprehensive income (loss):
Foreign currency translation	(10,725)	(1,551)	14,319
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	—	(11,978)
Net unrealized gains on other financial instruments	16	12	5
Other comprehensive (loss) income	(10,709)	(1,539)	2,346
Comprehensive income	4,153,060	665,334	1,310,619
Comprehensive income allocated to noncontrolling interests	(73,267)	(9,450)	(19,904)
Comprehensive income attributable to Brookfield Property REIT Inc.	4,079,793	655,884	1,290,715
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2016	$9,386	$—	$—	$242,042	$11,362,369	$(2,141,549)	$(72,804)	$(1,129,401)	$38,251	$8,308,294	$—

Net income						1,288,367			4,175	1,292,542
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(3,358)	(3,358)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates					(18,416)				(2,970)	(21,386)
Contributions received from noncontrolling interest in consolidated Real Estate Affiliates									13,943	13,943
Long Term Incentive Plan Common Unit grants, net (61,358 LTIP Units)					104	(950)			14,924	14,078
Restricted stock grants, net of forfeitures (342,037 common shares)	3				3,317					3,320
Employee stock purchase program (126,825 common shares)	—				4,206					4,206
Stock option exercise, net of forfeitures (2,886,986 common shares)	31				58,374					58,405
Cancellation of repurchased common shares (1,260,490 common shares)	(15)				(19,846)	(17,805)		37,666		—
OP Unit Conversion to Common Stock (200,000 common shares)	2				5,425					5,427
Treasury stock purchases (1,887,751 common shares)								(46,225)		(46,225)
Cash dividends reinvested (DRIP) in stock (32,381 common shares)					889	(215)				674
Other comprehensive income							14,242			14,242
Amounts reclassified from Accumulated Other Comprehensive Income							(11,894)			(11,894)
Cash distributions declared ($1.06 per share)						(936,779)				(936,779)
Cash distributions on Preferred Stock						(15,935)				(15,935)
Fair value adjustment for noncontrolling interest in Operating Partnership					21,175					21,175

Balance at December 31, 2016	$9,407	$—	$—	$242,042	$11,417,597	$(1,824,866)	$(70,456)	$(1,137,960)	$64,965	$8,700,729	$—

Brookfield Property REIT INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2017	$9,407	$—	$—	$242,042	$11,417,597	$(1,824,866)	$(70,456)	$(1,137,960)	$64,965	$8,700,729	$—

Cumulative effect of accounting change					2,342	(3,000)			658	—
Net income						657,334			2,842	660,176
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(5,597)	(5,597)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									10,795	10,795
Contributions received from noncontrolling interest in consolidated Real Estate Affiliates									15,258	15,258
Long Term Incentive Plan Common Unit grants, net (451,585 LTIP Units)									15,827	15,827
Restricted stock grants, net (787,484 common shares)	8				9,660					9,668
Employee stock purchase program (147,475 common shares)	1				3,520					3,521
Stock option exercise (690,969 common shares)	8				23,017					23,025
Cancellation of repurchased common shares (13,278,252 common shares)	(133)				(174,098)	(115,074)		289,305		—
Treasury stock purchases (12,650,991 common shares)								(273,985)		(273,985)
Cash dividends reinvested (DRIP) in stock (43,732 common shares)					1,019	(274)				745
Other comprehensive loss							(1,450)			(1,450)
Cash distributions declared ($0.88 per share)						(805,682)				(805,682)
Cash distributions on Preferred Stock						(15,936)				(15,936)
Exercise of Warrants (83,866,187 common shares)	839				550,357					551,196
Fair value adjustment for noncontrolling interest in Operating Partnership					12,118					12,118

Balance at December 31, 2017	$10,130	$—	$—	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408	$—

Brookfield Property REIT INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2018	$10,130	$—	$—	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408	$—

Cumulative effect of accounting change						(16,864)			—	(16,864)
Net income						4,001,959			36,789	4,038,748	88,582
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(15,023)	(15,023)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates					3,808				(25,429)	(21,621)
Cash dividends reinvested (DRIP) in stock (11,239 common shares)					245	(245)				—
Adjust Mezzanine Equity to Fair Value					40,294					40,294
Contributions received from noncontrolling interest in consolidated Real Estate Affiliates									894	894
Long Term Incentive Plan Common Unit grants, net (238,655 LTIP Units)									17,858	17,858
Restricted stock grants, net (1,000,143 Common Shares and 68,675 Class A Stock)	10				11,141					11,151	4,781
Employee stock purchase program (80,522 common shares)					1,797					1,797
Stock option exercise (288,715 common shares)	3				4,972					4,975
OP Unit Conversion to Common Stock (4,098,105 common shares)	41				87,149					87,190
Preferred stock dividend						(15,936)				(15,936)
Other comprehensive loss							(10,747)			(10,747)
Dividends on Common Stock						(421,446)				(421,446)
Special Pre-Closing Dividend						(9,152,446)			(36,436)	(9,188,882)
BPR Equity Recapitalization (See Note 1)	(10,184)	4,074	—		(7,428,697)	2,903,347		1,122,640	(662)	(3,409,482)	3,402,365
Cash Contribution from BPY			6,401		193,599					200,000
Class A Conversion to Class B (47,390,895 Class B shares)		473			1,012,984	87,794				1,101,251	(1,101,251)
Adjust Class A Stock to Fair Value										—
Acquisition of Noncontrolling Interest by Institutional Investor									1,470,857	1,470,857
Class A Dividend										—	(88,582)

Balance at December 31, 2018	$—	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$—	$1,553,596	$2,775,422	$2,305,895
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash Flows provided by Operating Activities:
Net income	$4,163,769	$666,873	$1,308,273
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(86,552)	(152,750)	(231,615)
Distributions received from Unconsolidated Real Estate Affiliates	117,167	237,956	120,674
Provision for doubtful accounts	12,102	10,701	8,038
Depreciation and amortization	633,063	693,327	660,746
Amortization/write-off of deferred finance costs	19,294	11,880	11,876
Accretion/write-off of debt market rate adjustments	(1,585)	(4,346)	(5,184)
Amortization of intangibles other than in-place leases	16,061	28,309	41,154
Straight-line rent amortization	2,425	(2,084)	(11,867)
Deferred income taxes	(600,643)	(15,532)	15,353
Gain on dispositions, net	—	(5,356)	(37,526)
Unconsolidated Real Estate Affiliates—gain on investment, net	(487,166)	(12,000)	(51,555)
Gains from changes in control of investment properties and other, net	(3,097,196)	(79,056)	(722,904)
Loss (gain) on extinguishment of debt	(13,983)	(55,112)	5,403
Provisions for impairment	45,866	—	73,039
Provisions for loan loss	—	—	29,615
(Gain) loss on foreign currency	—	819	(14,087)
Net changes:
Accounts and notes receivable, net	(40,790)	(6,103)	(37,489)
Prepaid expenses and other assets	(34,829)	(40,326)	(4,092)
Deferred expenses, net	(44,746)	(36,603)	(27,888)
Accounts payable and accrued expenses	(59,352)	13,777	(27,924)
Other, net	41,644	40,238	34,111
Net cash provided by operating activities	584,549	1,294,612	1,136,151
Cash Flows provided by (used in) Investing Activities:
Acquisition of real estate and property additions	(63,700)	(230,754)	(577,845)
Development of real estate and property improvements	(674,485)	(662,762)	(547,447)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	410,578	166,867	82,800
Loans to joint venture and joint venture partners	(12,393)	(121,262)	(59,769)
Proceeds from repayment of loans to joint venture and joint venture partners	204,867	50,964	13,042
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	3,050,301	62,007	1,699,466
Contributions to Unconsolidated Real Estate Affiliates	(218,038)	(120,356)	(135,906)
Sale (acquisition) of marketable securities	—	—	46,408
Other, net	—	—	662
Net cash provided by (used in) investing activities	2,697,130	(855,296)	521,411
Cash Flows used in Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	7,031,647	1,595,000	908,479
Principal payments on mortgages, notes and loans payable	(1,774,657)	(1,579,655)	(1,743,216)
Deferred finance costs	(112,626)	(3,133)	(13,771)
Issuances of Class C Stock	200,000	—	—
Stock Issuance Costs	(6,524)	—	—
Treasury stock purchases	—	(273,985)	(34,021)
Proceeds from warrant exercises	—	551,196	—
Cash contributions from noncontrolling interests in consolidated real estate affiliates	1,471,750	15,258	—
Cash distributions paid to common stockholders	(9,873,248)	(1,020,018)	(680,712)
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(15,023)	(5,597)	(24,445)
Cash distributions reinvested (DRIP) in common stock	357	1,020	889
Cash distributions paid to preferred stockholders	(19,920)	(15,936)	(15,935)
Cash distributions and redemptions paid to holders of common units	(107,050)	(18,372)	(5,545)
Other, net	(9,631)	15,959	44,163
Net cash used in financing activities	(3,214,925)	(738,263)	(1,564,114)
Effect on foreign exchange rates on cash and cash equivalents	—	(819)	—
Net change in cash, cash equivalents and restricted cash	66,754	(299,766)	93,448
Cash, cash equivalents and restricted cash at beginning of year	231,939	531,705	438,257
Cash, cash equivalents and restricted cash at end of year	$298,693	$231,939	$531,705

Brookfield Property REIT Inc.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$595,435	$548,833	$567,137
Interest capitalized	20,840	11,085	5,257
Income taxes paid	3,015	14,957	4,150
Accrued capital expenditures included in accounts payable and accrued expenses	267,102	219,317	115,077
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

Brookfield Property REIT Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1     ORGANIZATION

GGP Inc., ("GGP” now known as Brookfield Property REIT Inc. or “BPR" and referred to as the "Company"), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust, referred to as a "REIT".

On March 26, 2018, GGP and Brookfield Property Partners L.P. ("BPY") entered into an agreement and plan of merger (as amended by the amendment thereto dated June 25, 2018, the "Merger Agreement") pursuant to which BPY would acquire all of the shares of GGP common stock, par value $0.01 per share, that BPY and its affiliates did not already own through a series of transactions (collectively, the "BPY Transaction"), including, among other things, the exchange of all shares of GGP common stock owned by certain affiliates of BPY and any subsidiary of GGP for a newly authorized series of preferred stock of GGP designated Series B Preferred Stock (the "Class B Exchange") and the payment of a special dividend payable to certain holders of record of GGP common stock pursuant to the terms of the Merger Agreement (the "Pre-Closing Dividend").

On July 26, 2018, GGP obtained the requisite stockholder approval for the BPY Transaction at a special meeting of GGP stockholders. Therefore, on July 27, 2018, GGP effected the Class B Exchange by exchanging shares of GGP common stock owned by certain affiliates of BPY and any subsidiary of GGP into Series B Preferred Stock.

On August 27, 2018, pursuant to the Merger Agreement, the Pre-Closing Dividend and consideration was paid to all holders of record of GGP common stock (not including holders of GGP restricted stock, but including certain holders of GGP options who were deemed stockholders) on July 27, 2018 following the Class B Exchange. The Pre-Closing Dividend and consideration provided for the distribution of up to $23.50 in cash or a choice of either one BPY limited partnership unit ("BPY unit") or one share of newly authorized Class A Stock of BPR, par value $0.01 per share ("Class A Stock"), subject to proration in each case, based on an aggregate cash consideration amount of $9.25 billion.

Pursuant to the Merger Agreement, on August 27, 2018, GGP’s certificate of incorporation was amended and restated (the "Charter Amendments") to, among other things, change the Company's name to Brookfield Property REIT Inc., authorize the issuance of Class A Stock, Class B-1 Stock, par value $0.01 per share ("Class B-1 Stock") and Class C Stock, par value $0.01 per share ("Class C Stock") and to provide the terms governing the Series B Preferred Stock and Class B-1 Stock (collectively, "Class B Stock"). In addition, the Company amended and restated its bylaws (the "Bylaws Amendments") and the agreement of limited partnership of GGP Operating Partnership, LP ("GGPOP"), a subsidiary of GGP that was renamed BPR OP, LP ("BPROP") (the "Amended BPR OP Partnership Agreement"). The Charter Amendments superseded the certificate of designations authorizing the Company's Series B Preferred stock, such that the Series B Preferred Stock remains outstanding but is referred to following the Charter Amendments as Class B Stock, having the rights, powers, preferences and other terms given to Class B Stock in the Charter Amendments.

Each share of Class A Stock was structured to provide its holder with an economic return that is equivalent to that of a BPY unit, including rights to identical distributions. Subsequent to the BPY Transaction, Class A stockholders have the right to exchange all or a portion of their Class A Stock for cash at a price equal to the value of an equivalent number of BPY units, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. BP US REIT LLC (formerly known as Brookfield Properties, Inc.) ("BPUS"), an affiliate of BPY, has the option, but not the obligation, to settle any exchange requests by exchanging each share of Class A Stock for one BPY unit. All dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock, Class C Stock or the common stock of BPR and will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock, Class C Stock or the common stock of BPR. The holders of Class A Stock shall not be entitled to any dividends from BPR other than the Class A dividend.

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

Brookfield Property REIT INC.
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

In these notes, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of December 31, 2018, we are the owner, either entirely or with joint venture partners, of 124 retail properties.

Substantially all of our business is conducted through BPROP, which we sometimes refer to herein as the Operating Partnership and its subsidiaries. As of December 31, 2018, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through BPR REIT Services LLC. ("BPRRS"), Brookfield Properties Retail Inc. ("BPRI") and General Growth Management, Inc. ("GGMI"). Each of GGMI and BPRI is a taxable REIT subsidiary ("TRS"), which provides real estate management and leasing fees, development fees, financing fees for other ancillary services for a majority of our Unconsolidated Real Estate Affiliates (defined below) and for substantially all of our Consolidated Properties (defined below). BPRI also serves as a contractor to GGMI for these services. BPRRS generally provides financial, accounting, tax, legal, development, and other services to our Consolidated Properties.

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

We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual property operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use property operations in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue or combined assets. When assessing segment operating performance, certain non-cash and non-comparable items such as straight-line rent, depreciation expense and intangible asset and liability amortization, are excluded from property operations, which are a result of our emergence, acquisition

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

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

Reclassifications

Certain prior period amounts included in prepaid expenses and other assets of $21.1 million and deferred tax liabilities of $2.4 million in the Consolidated Balance Sheets have been reclassified to deferred tax assets, net as of December 31, 2017.

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

Brookfield Property REIT INC.
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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount
As of December 31, 2018
Tenant leases:
In-place value	$188,140	$(86,510)	$101,630
As of December 31, 2017
Tenant leases:
In-place value	$347,232	$(181,088)	$166,144

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

Amortization/accretion of all intangibles, including the intangibles in Note 15 and Note 16, had the following effects on our income from continuing operations:

	Year Ended December 31,
	2018	2017	2016
Amortization/accretion effect on continuing operations	$(48,655)	$(74,802)	$(86,979)

Future amortization/accretion of all intangibles, including the intangibles in Note 15 and Note 16 is estimated to decrease results from continuing operations as follows:

Year	Amount
2019	$21,490
2020	15,116
2021	10,239
2022	9,413
2023	9,084

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

Brookfield Property REIT INC.
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

Partially owned joint ventures over which we have controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned joint ventures where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

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

Brookfield Property REIT INC.
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

	Year Ended December 31,
	2018	2017	2016
Amortization of straight-line rent	$(2,425)	$2,084	$11,867
Net amortization/accretion of above and below-market tenant leases	(3,259)	(23,963)	(33,639)
Lease termination income	31,297	29,081	16,021

The following is a summary of straight-line rent receivables, which are included in accounts receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	December 31, 2018	December 31, 2017
Straight-line rent receivables, net	$136,007	$231,290

Brookfield Property REIT INC.
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

We provide an allowance for doubtful accounts against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed each period based upon our recovery experience and the specific facts of each outstanding amount. The following table summarizes the changes in allowance for doubtful accounts:

	2018	2017	2016
Balance as of January 1,	$19,457	$17,883	$14,654
Provision for doubtful accounts (1)	14,309	13,594	10,534
Write-offs	(14,109)	(12,020)	(7,305)
Balance as of December 31,	$19,657	$19,457	$17,883
_______________________________________________________________________________

(1)	Excludes recoveries of $2.2 million, $2.9 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Management Fees and Other Corporate Revenues

Management fees and other corporate revenues primarily represent real estate management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates. Management fees are reported at 100% of the revenue earned from the joint venture in management fees and other corporate revenues on our Consolidated Statements of Operations and Comprehensive Income. Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Operations and Comprehensive Income and in property management and other costs in the Condensed Combined Statements of Income in Note 5.

The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Year Ended December 31,
	2018	2017	2016
Management fees from affiliates (1)	$125,555	$97,136	$82,742
Management fee expense	(46,953)	(38,166)	(33,049)
Net management fees from affiliates	$78,602	$58,970	$49,693
_______________________________________________________________________________

(1)
Excludes $8.0 million in corporate fees earned during the year ended December 31, 2017 and a $13.1 million gain recognized in management fees and other corporate revenues on the divestiture of our investment in Seritage Growth Properties during the year ended December 31, 2016.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Based upon the new revenue recognition guidance, we determined that typical management fees including property and asset management, construction and development management services, leasing services, property acquisition and disposition services and financing services, needed to be evaluated for each separate performance obligation included in the contract in order to determine timing of revenue recognition. Revenues from contracts within the scope of the new revenue recognition guidance were $122.7 million for the year ended December 31, 2018. Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management services, we are compensated for our services through a monthly management fee earned based on a specified percentage of the monthly rental income or rental receipts generated from the property under management. For construction and development services, we are compensated for planning, administering and monitoring the design and construction of projects at our joint venture properties typically based on a percentage of project costs, hourly rate of development staff or a fixed fee. Revenues from such contracts were $104.8 million for the year ended December 31, 2018 and are recognized over the life of the applicable contract.

Conversely, leasing services, property acquisition and disposition services and financing services are each considered to be a single performance obligation, satisfied as of a point in time. Our fee is paid upon the occurrence of certain contractual event(s) that may be contingent and pattern of revenue recognition may differ from the timing of payment. For these services, the obligation is the execution of the lease, closing of the sale or acquisition, or closing of the financing or refinancing. As such, revenues are recognized at the point in time when the respective obligation has been satisfied. Revenues from such contracts were $17.8 million for the year ended December 31, 2018.

Following the BPY Transaction, certain Brookfield Asset Management Inc. ("BAM:)-owned entities provide certain management and administration services to BPR. BPR will pay an annual base management fee to BAM equal to 1.25% of the total capitalization of BPR, subject to certain adjustments. For the first twelve months following closing of the BPY Transaction, BAM has agreed to waive management fees payable by BPR. There were no amounts due pursuant to these services for the year ended December 31, 2018.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the year ended December 31, 2018.

Income Taxes (Note 7)

We expect to distribute 100% of our taxable capital gains and taxable ordinary income to stockholders annually. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and cannot correct such failure, we would not be allowed to deduct distributions to stockholders in computing our taxable income and federal income tax. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in our loss of REIT status. If we lose our REIT status, corporate level income tax would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for four subsequent taxable years.

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

Brookfield Property REIT INC.
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

During the year ended December 31, 2018, we recorded a $45.9 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income related to one operating property that had non-recourse debt maturing during 2019 that exceeded the fair value of the operating property. The property was conveyed to the lender in full satisfaction of the debt on November 1, 2018.

No provisions for impairment were recognized during the year ended December 31, 2017.

During the year ended December 31, 2016, we recorded an $73.0 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income. This impairment charge related to three operating properties. We received bona fide purchase offers for two properties which were less than their respective carrying values. The other property had non-recourse debt maturing during 2016 that exceeded the fair value of the operating property. This property was transferred to a special servicer in 2016.

Changes in economic and operating conditions that occur subsequent to our review of recoverability of our properties could impact the assumptions used in that assessment and could result in future impairment if assumptions regarding those properties differ from actual results.

Brookfield Property REIT INC.
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

No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the years ended December 31, 2018, 2017 and 2016.

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

No impairments related to our notes receivable were recognized for the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, we determined, based on current information and events, that it was probable that we would be unable to collect all amounts due according to the contractual terms of one of our notes receivable. We recognized a $29.6 million loss on the note recorded in the provision for loan loss on the Consolidated Statements of Operations and Comprehensive Income based on the value of the collateral and included accrued interest of $7.5 million in the provision for loan loss.

Property Management and Other and General and Administrative Costs

Property management and other costs represent regional and home office costs and include items such as corporate payroll, rent for office space, supplies and professional fees, which represent corporate overhead costs not generated at the properties. General and administrative costs represent the costs to run the public company and include payroll and other costs for employees, audit fees, professional fees and administrative fees related to the public company.

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

The impairment section above includes a discussion of all impairments recognized during the years ended December 31, 2018, 2017 and 2016, which were based on Level 2 and Level 3 inputs. Note 4 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 10 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $387.0 million outstanding and no amounts outstanding under our credit facility as of December 31, 2018 and 2017, respectively.

Recently Issued Accounting Pronouncements

Based upon the new revenue recognition guidance, revenue recognized for the year ended December 31, 2018 is not significantly different as compared to what would have been recognized in the same period under guidance that was in effect before the change. Effective January 1, 2018, companies were required to apply a five-step model in accounting for revenue. The core principle of the revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition are required for contracts that are subject to this pronouncement. The new standard could be adopted either retrospectively to each prior reporting period presented or on a modified retrospective approach as a cumulative effect adjustment as of the date of adoption. The Company adopted the model effective January 1, 2018 using the modified retrospective approach for implementation. The Company elected to use the practical expedient to apply the model only to contracts not yet completed as of the date of adoption. The adoption resulted in a cumulative-effect adjustment to increase equity as of January 1, 2018 of approximately $1.90 million related to changes in the revenue recognition pattern of lease commissions earned by the Company from our joint ventures and the sale of condos in our Unconsolidated Real Estate Affiliates (Note 5).

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases. This new guidance, including related Accounting Standard Updates ("ASUs") that have subsequently been issued, was effective January 1, 2019 and requires lessees to recognize a liability to make lease payments and a right-of-use ("ROU") asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The guidance allows lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components if certain requirements are met. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary.

The Company adopted the new standard on January 1, 2019 and applied the new guidance prospectively from the date of adoption and will not recast prior-period comparative information presented together with the 2019 financial statements. The Company elected to use the “package of practical expedients”, which allows the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect any material adjustments to the opening balance of retained earnings upon adoption of the new standard given the nature of the impacts and the other transition practical expedients elected by the Company.

Upon adoption, the Company expects to recognize a lease liability of approximately $70 million to $80 million for operating leases on our consolidated properties where we are the lessee, such as ground leases and office leases with a term of more than 12 months. For leases with a term of 12 months or less, the Company will make an accounting policy election by class of underlying asset to not recognize lease liabilities and ROU assets. All of the leases for which the Company will record a lease liability and ROU asset are classified as operating leases under existing GAAP, and the current classification will be carried forward subsequent to adoption of Topic 842. Differences in lease classification will affect only the pattern and classification of expense recognition in the income statement.

For leases where the Company is the lessor, the Company expects that accounting for lease components will be largely unchanged from existing GAAP; the Company plans to elect the practical expedient to not separate non-lease components from lease components. This election is expected to result in a change on the Company’s Consolidated Statement of Operations and Comprehensive Income. The Company will no longer present minimum rents, overage rents and tenant recoveries as separate line

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

items because the Company will now account for these line items as a single combined lease component, rental income, on the basis of the lease component being the predominant component in the contract. Topic 842 introduced certain changes to the lease classification rules for lessors. Accordingly, the Company expects that some leases may be classified as sales-type leases after the new standard is adopted. This change is not expected to have a material impact on the Company’s financial statements. The new standard disallows the capitalization of internal leasing costs and legal costs. The Company elected to use the practical expedient in transition to not re-evaluate costs that were previously capitalized. The Company will apply the new guidance on the capitalization of leasing costs prospectively beginning on January 1, 2019.

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

In February 2017, the FASB issued ASU 2017-05, which clarifies the accounting for the derecognition of nonfinancial assets by eliminating the exception in current GAAP for transfers of investments in real estate entities (including equity method investments). The amendments in this update provide guidance on the accounting of partial sales of nonfinancial assets and contributions of nonfinancial assets to a joint venture or other noncontrolling investee. Upon adoption, an entity would use the guidance in the new revenue recognition standard (discussed above) to determine whether it is transferring multiple, distinct assets and would recognize a gain or loss for each distinct asset transferred. When an entity transfers nonfinancial assets included in a subsidiary and retains or receives an equity interest, it first determines whether it has retained a controlling financial interest in the subsidiary. If so, the entity does not derecognize the assets and accounts for the sale of noncontrolling interest in the subsidiary under the consolidation guidance covering decreases in ownership which would result in recognizing a gain or loss. If an entity retains or receives a noncontrolling interest in the entity that owns the asset post-sale, that noncontrolling interest is considered noncash consideration and is included in the transaction price at its fair value. The retained noncontrolling interest is included at its fair value and results in an entity recognizing 100% of the gain on sale of the asset. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach for implementation. We elected to use the practical expedient to apply the standard only to contracts not yet completed as of the date of adoption. The adoption will result in higher gains on future sales of partial real estate interests due to recognizing 100% of the gain on the sale of the partial interest and recording the retained noncontrolling interest at fair value. As of the adoption date, January 1, 2018, there was no cumulative-effect adjustment recorded to retained earnings.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and modifies the disclosure requirements on fair value measurements. Public entities will be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions, including eliminating "at a minimum" from the phrase "an entity shall disclose at a minimum" to promote the appropriate exercise of discretion by entities when considering fair value

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

measurement disclosures and clarifying that materiality is an appropriate consideration when evaluating disclosure requirements. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

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

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 3     ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On December 14, 2018, we completed the sale of a 49% joint venture interest in Fashion Place for an initial basis in the partnership of $179.9 million, which resulted in a gain of $294.5 million recognized in gain from changes in control of investment properties and other, net for the year ended December 31, 2018.

On November 1, 2018, we conveyed Oak View Mall to the lender in full satisfaction of $74.7 million in outstanding debt. This transaction resulted in a $12.4 million gain on extinguishment of debt for the year ended December 31, 2018.

On August 27, 2018, the BPR-FF JV LLC joint venture was formed with Brookfield Real Estate Partners F LP. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	Gains from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - gain on investment, net
Apache Mall	100%	51%	$143.0	$(2.0)	$73.5	$56.9	$10.6	$—
Augusta Mall	100%	51%	251.8	1.0	170.0	(34.1)	116.9	—
Boise Towne Square	100%	51%	354.5	1.0	142.0	41.6	171.9	—
Columbiana Centre	100%	51%	268.8	(2.0)	137.3	1.0	128.5	—
Coronado Center	100%	51%	359.2	(0.1)	182.8	54.3	122.0	—
Glenbrook Square	100%	51%	166.8	0.4	160.0	0.5	6.7	—
Governor's Square	100%	51%	105.7	0.3	66.9	39.8	(0.7)	—
Lynnhaven Mall	100%	51%	383.7	0.5	235.0	40.9	108.3	—
Market Place Shopping Center	100%	51%	153.1	2.4	113.4	20.0	22.1	—
Mizner Park	50%	26%	235.2	—	—	39.1	—	18.5
Northridge Fashion Center	100%	51%	584.7	(2.3)	221.1	79.0	282.3	—
Oglethorpe Mall	100%	51%	203.1	0.4	149.8	8.5	45.2	—
Park Place	100%	51%	269.6	0.6	176.8	84.6	8.8	—
Pembroke Lakes Mall	100%	51%	471.1	0.8	260.0	40.1	171.8	—
Riverchase Galleria	100%	51%	260.9	6.2	164.2	110.0	(7.1)	—
The Crossroads	100%	51%	108.8	1.9	92.0	15.2	3.5	—
The Gallery at Harborplace	100%	51%	122.3	0.8	74.1	37.8	11.2	—
The Maine Mall	100%	51%	339.7	1.3	235.0	4.8	101.2	—
The Oaks Mall	100%	51%	160.2	0.4	125.1	36.0	(0.5)	—
Tucson Mall	100%	51%	260.1	0.5	246.0	25.7	(11.1)	—
Westroads Mall	100%	51%	287.4	0.4	141.3	68.8	77.7	—
White Marsh Mall	100%	51%	233.5	0.3	190.0	16.1	27.7	—
Woodbridge Center	100%	51%	247.6	5.9	245.1	10.7	(2.3)	—
			$5,970.8	$18.7	$3,601.4	$797.3	$1,394.7	$18.5

(1)	Includes working capital, closing costs, liabilities, and financing costs.

On August 27, 2018, joint ventures were formed with the Teachers Insurance and Annuity Association of America. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	Gains from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - gain on investment, net
Baybrook Lifestyle	53%	29%	$292.5	$(0.1)	$140.0	$17.9	$—	$18.4
Baybrook Mall	100%	51%	683.7	(0.4)	240.3	74.3	368.7	—
The Mall in Columbia	100%	50%	838.9	(10.1)	332.3	256.6	239.9	—
The Shops at La Cantera	75%	38%	847.5	(0.4)	350.0	38.6	334.8	—
			$2,662.6	$(11.0)	$1,062.6	$387.4	$943.4	$18.4

(1)	Includes working capital, closing costs, liabilities,and financing costs.

On August 27, 2018, joint ventures were formed with CBRE Global Investment Partners. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	Gains from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - gain on investment, net
Cumberland Mall	100%	51%	$400.0	$(7.2)	$160.0	$7.7	$225.1	$—
Parks at Arlington	100%	51%	530.0	—	239.8	40.7	249.5	—
Ridgedale Center	100%	51%	300.0	—	167.0	153.6	(20.6)	—
			$1,230.0	$(7.2)	$566.8	$202.0	$454.0	$—

(1)	Includes working capital, closing costs, liabilities, and financing costs.

On August 27, 2018, joint ventures were formed with the California Public Employees' Retirement System. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	Gains from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - gain on investment, net
Ala Moana Center	63%	50%	$5,045.9	$—	$1,900.0	$112.3	$—	$280.9
Christiana Mall	50%	25%	1,036.9	3.0	550.0	(34.7)	—	159.4
			$6,082.8	$3.0	$2,450.0	$77.6	$—	$440.3

(1)	Includes working capital, closing costs, liabilities, and financing costs.

On August 27, 2018, a new joint venture, BPY Retail Holdings LLC, was formed with an institutional investor who contributed approximately $1.5 billion. As a result of this investment, the institutional investor owns a 9.75% noncontrolling interest in all retail assets of the Company, as all retail assets are wholly or partially owned by the Operating Partnership.

On August 3, 2018, we completed the sale of an anchor box at The Oaks Mall for a gross sales price of $5.0 million, which resulted in a loss of $13.8 million recognized in gains from changes in control of investment properties and other for the year ended December 31, 2018.

On July 13, 2018, we completed the sale of the commercial office unit at 685 Fifth Avenue for a gross sales price of $135.0 million. In conjunction with the sale, we paid down a $100.0 million loan and recognized a gain of $11.4 million in gains from changes in control of investment properties and other, net for the year ended December 31, 2018.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

On January 29, 2018, we completed the sale of a 49.49% joint venture interest in the Sears Box at Oakbrook Center to our joint venture partner for a sales price of $44.7 million, which resulted in a gain of $12.7 million recognized in gains from changes in control of investment properties and other, net for the year ended December 31, 2018.

On September 15, 2016, joint ventures we formed with Simon Property Group and Authentic Brands Group LLC ("ABG") acquired Aeropostale, Inc. ("Aeropostale") for $80.0 million in total cash which included cash for working capital requirements of the retail business. The intellectual property and brand related assets were assigned to the Aero IpCo, LLC venture ("IPCO") and the assets and liabilities necessary to run the stores were assigned to the Aero OpCo, LLC venture ("OPCO"). In connection with the transaction, our total investment was $20.4 million of cash contributed to the ventures for an effective ownership of approximately 26% in the two joint ventures. Aeropostale is a tenant at certain properties for which we receive rental income included in minimum rents on the Consolidated Statements of Operations and Comprehensive Income. On December 29, 2017, we sold approximately 54% of our interest in IPCO to ABG for a sales price of $16.6 million, which resulted in a gain of $12.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017. On March 30, 2018, ABG exercised their call right to purchase the remaining 46% of our original interest in IPCO for a sales price of $13.9 million, which resulted in a gain of $10.4 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2018. In addition, we invested $30.5 million in ABG units. The investment is considered a cost method investment and is included in investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On December 15, 2017, we closed on the sale of The Shops at Fallen Timbers in Maumee, Ohio for $21.0 million. The transaction resulted in a loss on sale of $0.3 million recognized in gains from changes in control of investment properties and other for the year ended December 31, 2017.

On October 3, 2017, we acquired a 100% interest in two anchor boxes at Neshaminy Mall and Oakwood Center located in Bensalem, Pennsylvania and Gretna, Louisiana, respectively. The gross consideration of the two acquired anchor boxes was $21.4 million.

On September 19, 2017, we entered into three transactions with affiliates of Thor Equities ("Thor") related to three separate joint ventures with Thor. First, we acquired 49.9% of its partner's interest in 218 West 57th Street based on a gross property valuation of $104.0 million. After the acquisition, we owned a 99.9% interest in 218 West 57th Street, while Thor retained a 0.1% interest. A portion of the net proceeds from the acquisition were used by Thor to pay off their $12.3 million note receivable to the Company related to the property. Of the remaining net proceeds, $9.75 million was used to pay down a portion of their note receivable for 530 Fifth Avenue and $3.36 million was used to pay down a portion of their note receivable to the Company for 685 Fifth Avenue.
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
We had previously accounted for our interest in these three joint ventures using the equity method of accounting (Note 2). As a result of the transactions described above, we now consolidate these joint ventures with our joint venture partners' share of equity included in noncontrolling interest (Note 2). In addition, the $48.1 million and $151.3 million notes receivable due from our joint venture partner at 530 Fifth Avenue and 685 Fifth Avenue, respectively, are presented on the balance sheet in noncontrolling interests in consolidated real estate affiliates. The notes receivable and our joint venture partners' share of equity effectively net within the noncontrolling interest.

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

On July 12, 2017, we closed on the acquisition of the remaining 50% interest in eight of the 12 anchor boxes included in the existing GS Portfolio Holdings LLC ("GSPH") joint venture with Seritage Growth Properties ("Seritage") for $190.1 million based on a total valuation of $380.2 million. We had previously owned a 50% interest in the joint venture and accounted for the joint venture using the equity method of accounting (Note 2), but as a result of the transaction we now consolidate our 100% interest in the eight acquired anchor boxes. Of the total purchase price, $126.4 million was settled upon closing and Seritage retained certain special rights (governed by a Special Rights Agreement), which were callable by the Company for $63.7 million and were paid in full as of December 31, 2018. Simultaneously, the four remaining anchor boxes in GSPH were distributed to a newly formed joint venture, GS Portfolio Holdings II, LLC ("GSPHII"), between the Company and Seritage in which the ownership interest remains at 50% for both joint venture partners. We account for GSPHII using the equity method of accounting (Note 2). In addition, BPROP provided a loan to GSPHII for $127.4 million. This loan is collateralized by GSPHII's interest in the properties (Note 14). Finally, we acquired a 50% interest in five anchor boxes through a newly formed joint venture, GS Portfolio Holdings 2017 ("GSPH2017"), for $57.5 million. We account for this joint venture using the equity method of accounting (Note 2).

The table below summarizes the gain from changes in control calculation ($ in millions):

Gain from a Change of Control in GSPH
Consideration paid to acquire our joint venture partner's interest	$190.1
Less: carrying value of Investment in Unconsolidated Real Estate Affiliates	147.2
Gain from changes in control of investment properties and other, net	$42.9

On June 30, 2017, we conveyed Lakeside Mall to the lender in full satisfaction of $144.5 million in outstanding debt. This transaction resulted in a $55.1 million gain on extinguishment of debt for the year ended December 31, 2017.

Brookfield Property REIT INC.
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

On December 1, 2016, we entered into an agreement with a qualified intermediary to acquire 605 N. Michigan Avenue located in Chicago, Illinois. The Company loaned the qualified intermediary $140.0 million to acquire the property as replacement property in a reverse 1031 exchange pursuant to the applicable Internal Revenue Service policy. 605 N. Michigan Avenue was deemed to be a VIE for which the Company was deemed to be the primary beneficiary as it has the ability to direct the activities of the entity that most significantly impact its economic performance and has all of the risks and rewards of ownership. Accordingly, the Company consolidated 605 N. Michigan Avenue as of December 31, 2016. The reverse 1031 exchange was closed out during the year ended December 31, 2017, and the sole membership interests of the VIE were assigned to us and the respective outstanding loan was extinguished, resulting in the entity being wholly owned by us and no long considered a VIE. The purchase price allocation was recorded in 2016 using a preliminary estimate of the net assets acquired. Certain amounts were reclassified according to the subsequent purchase price allocation recorded during 2017.

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
_______________________________________________________________________________
(1)    Debt represents an intercompany loan between Riverchase Galleria and BPR and eliminates in consolidation.
(2)    Includes tax increment financing (TIF) associated with the city of Hoover, Alabama.

On October 28, 2016, we acquired four Macy's boxes, including the box at Tysons Galleria, at various properties for $45.7 million for the purpose of re-tenanting and repositioning space. Subsequently on December 8, 2016, we acquired an additional Macy's box at Stonestown Galleria for $40.7 million.

Brookfield Property REIT INC.
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

Brookfield Property REIT INC.
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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded during the year ended December 31, 2018. No impairment charges were recognized during the year ended December 31, 2017.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Year Ended December 31, 2018
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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$6,073,193	$6,048,104	$10,420,252	$10,467,262
Variable-rate debt	6,516,456	6,614,172	2,412,207	2,415,457
	$12,589,649	$12,662,276	$12,832,459	$12,882,719
_______________________________________________________________________________
(1)    Includes net $7.7 million of market rate adjustments and $123.8 million of deferred financing costs.
(2)    Includes net $23.5 million of market rate adjustments and $30.3 million of deferred financing costs.

The fair value of our junior subordinated notes approximates their carrying amount as of December 31, 2018 and 2017. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	December 31, 2018	December 31, 2017
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$3,595,706	$2,908,181
Buildings and equipment	23,468,110	14,014,665
Less accumulated depreciation	(4,361,210)	(3,794,792)
Construction in progress	489,250	545,305
Net property and equipment	23,191,856	13,673,359
Investments in unconsolidated joint ventures	632,060	613,136
Net investment in real estate	23,823,916	14,286,495
Cash and cash equivalents	540,905	438,664
Accounts receivable, net	348,655	386,634
Notes receivable	22,881	15,058
Deferred expenses, net	511,814	339,327
Prepaid expenses and other assets	796,815	381,980
Total assets	$26,044,986	$15,848,158
Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$16,139,498	$10,504,799
Accounts payable, accrued expenses and other liabilities	1,118,663	1,115,549
Cumulative effect of foreign currency translation ("CFCT")	(21,384)	(38,013)
Owners' equity, excluding CFCT	8,808,209	4,265,823
Total liabilities and owners' equity	$26,044,986	$15,848,158
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$8,786,824	$4,227,810
Less: joint venture partners' equity	(4,796,896)	(2,413,822)
Plus: excess investment/basis differences	1,220,632	1,547,462
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	5,210,560	3,361,450
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	30,483	30,483
Elimination of consolidated real estate investment interest through joint venture	—	(52,305)
Retail investment, net	19,912	16,091
Investment in Unconsolidated Real Estate Affiliates, net	$5,260,955	$3,355,719

Reconciliation—Investment in Unconsolidated Real Estate Affiliates:
Asset—Investment in Unconsolidated Real Estate Affiliates	$5,385,582	$3,377,112
Liability—Investment in Unconsolidated Real Estate Affiliates	(124,627)	(21,393)
Investment in Unconsolidated Real Estate Affiliates, net	$5,260,955	$3,355,719
_______________________________________________________________________________

(1)
The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates include the joint ventures formed in conjunction with the BPY Transaction subsequent to August 27, 2018 and Fashion Place subsequent to December 14, 2018 (Note 3).

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates (1)
Revenues:
Minimum rents	$1,402,237	$1,186,646	$1,106,691
Tenant recoveries	568,355	489,307	473,357
Overage rents	49,274	36,377	39,298
Condominium sales	110,792	328,237	520,360
Other	84,049	70,497	52,511
Total revenues	2,214,707	2,111,064	2,192,217
Expenses:
Real estate taxes	182,514	140,944	124,355
Property maintenance costs	36,361	41,550	41,132
Marketing	24,282	21,338	22,368
Other property operating costs	270,071	230,930	214,071
Condominium cost of sales	79,927	239,528	379,401
Provision for doubtful accounts	9,128	6,416	13,665
Property management and other costs (2)	103,475	84,446	71,499
General and administrative	3,026	2,101	3,198
Depreciation and amortization	725,316	505,387	466,715
Total expenses	1,434,100	1,272,640	1,336,404
Interest income	7,401	11,054	9,505
Interest expense	(550,939)	(465,242)	(318,628)
Provision for income taxes	(1,842)	(1,312)	(1,278)
Equity in loss of unconsolidated joint ventures	(33,621)	(23,553)	(45,057)
Income from continuing operations	201,606	359,371	500,355
Allocation to noncontrolling interests	(78)	(103)	(128)
Net income attributable to the ventures	$201,528	$359,268	$500,227
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$201,528	$359,268	$500,227
Joint venture partners' share of income	(97,758)	(162,469)	(235,544)
Elimination of loss from consolidated real estate investment with interest owned through joint venture	679	860	1,266
Gain (loss) on retail investment	12,374	(3,874)	4,264
Amortization of capital or basis differences	(30,271)	(41,035)	(38,598)
Equity in income of Unconsolidated Real Estate Affiliates	$86,552	$152,750	$231,615
_______________________________________________________________________________

(1)
The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from Miami Design District subsequent to June 1, 2017, income from the joint ventures formed in conjunction with the BPY Transaction subsequent to August 27, 2018 and Fashion Place subsequent to December 14, 2018 (Note 3).

(2)	Includes management fees charged to the unconsolidated joint ventures by BPRRS and BPRI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 28 domestic joint ventures, comprising 67 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

method. If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

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

On July 12, 2017, we closed on the acquisition of the remaining 50% interest in eight anchor boxes included in the GSPH joint venture with Seritage. We had previously owned a 50% interest in the joint venture and accounted for the joint venture using the equity method of accounting, but as a result of the transaction we now consolidate our 100% interest in the eight acquired anchor boxes. Simultaneously, we distributed the four remaining anchor boxes in GSPH to a newly formed joint venture, GSPHII, between the Company and Seritage in which the ownership interest remains at 50% for both joint venture partners, and we continue to account for this joint venture using the equity method of accounting. Finally, we acquired a 50% interest in five anchor boxes through a newly formed joint venture, GSPH2017, which we account for using the equity method of accounting.

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

Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $7.6 billion as of December 31, 2018 and $5.1 billion as of December 31, 2017, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $83.3 million at one property as of December 31, 2018, and $85.2 million as of December 31, 2017. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of December 31, 2018, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 6     MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	December 31, 2018 (1)	Weighted-Average Interest Rate (2)	December 31, 2017 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$6,073,193	4.38%	$10,420,252	4.41%
Total fixed-rate debt	6,073,193	4.38%	10,420,252	4.41%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,702,142	4.22%	2,418,628	3.39%
Unsecured corporate debt (5)	4,814,314	4.86%	(6,421)	—
Total variable-rate debt	6,516,456	4.69%	2,412,207	3.39%
Total Mortgages, notes and loans payable	$12,589,649	4.54%	$12,832,459	4.22%
Junior Subordinated Notes	$206,200	3.97%	$206,200	2.83%
_______________________________________________________________________________

(1)	Includes net $7.7 million of market rate adjustments and $123.8 million of deferred financing costs.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes net $23.5 million of market rate adjustments and $30.3 million of deferred financing costs.

(4)	$1.4 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of December 31, 2018, $11.9 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our consolidated mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.4 billion of debt, are cross-collateralized. Although a majority of the $7.8 billion of consolidated fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $689.4 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPR. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the year ended December 31, 2018, we refinanced a consolidated mortgage note at 685 Fifth Avenue. The prior $340.0 million variable-rate consolidated mortgage note matured on July 1, 2018 and had an interest rate of LIBOR plus 2.75%. In connection with the refinancing, $100.0 million remained related to the commercial office unit and a new $275.0 million fixed-rate consolidated mortgage note with a term-to-maturity of 10.0 years and an interest rate of 4.53% was obtained on the retail unit. The $100.0 million was paid down in full in conjunction with the sale of the commercial office unit on July 13, 2018. In addition, we obtained a new fixed-rate subordinate loan at The Woodlands Mall for $62.4 million with an interest rate of 4.05% and obtained a new fixed-rate loan at 605 North Michigan Avenue for $80.0 million with an interest rate of 4.76%. We also refinanced mortgage notes totaling $117.0 million at two properties. The prior loans totaling $152.3 million had a weighted-average interest rate of 4.42%. The new loans have a weighted-average term-to-maturity of 4.3 years and a weighted-average interest rate of 5.24%. We released Columbiana Centre from the $1.4 billion term loan, substituting Columbia Mall and Quail Springs Mall and conveyed Oak View Mall to the lender in full satisfaction of $74.7 million in outstanding debt. The Oak View transaction resulted in a $12.4 million gain on extinguishment of debt for the year ended December 31, 2018.

During the year ended December 31, 2017, we paid down a $73.4 million consolidated mortgage note at Four Seasons Town Centre. The prior loan had a term-to-maturity of 0.2 years and an interest rate of 5.6%. Four Seasons Town Centre subsequently replaced a property that was sold during the year ended December 31, 2017 as collateral in our $1.4 billion loan secured by cross-

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

collateralized mortgages on 15 properties. In addition, we obtained a new consolidated mortgage note at Mall of Louisiana for $325.0 million with an interest rate of 3.98%. Also, as a result of the three transactions at 218 West 57th Street, 530 Fifth Avenue and 685 Fifth Avenue (Note 3), we now consolidate a total of $450.0 million consolidated mortgage notes with interest rates of LIBOR plus 2.75% and LIBOR plus 3.25%. Finally, we refinanced a $190.0 million consolidated mortgage note with a $110.0 million consolidated mortgage note at 530 Fifth Avenue. Both notes had an interest rate of LIBOR plus 3.25%. We manage our exposure to interest rate fluctuations related to this debt using interest rate cap agreements. However, our efforts to manage risks associated with interest rate volatility may not be successful.

Our $1.4 billion loan is secured by cross-collateralized mortgages on 15 properties. The interest rate is LIBOR plus 1.75% and the recourse is 50%. The loan matures on April 25, 2019, with two one year extension options.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	December 31, 2018 (1)	Weighted-Average Interest Rate	December 31, 2017 (2)	Weighted-Average Interest Rate
Unsecured debt:
Unsecured corporate debt	4,923,740	4.86%	—	—
Total unsecured debt	$4,923,740	4.86%	$—	—

(1)	Excludes deferred financing costs of $109.4 million in 2018 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $6.4 million in 2017 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $387.0 million as of December 31, 2018. The Term A-1 Loan has a total commitment of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term A-2 Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term B Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement. The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio and fixed charge coverage ratio. As of December 31, 2018, we are not aware of any instances of non-compliance with such covenants.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $42.4 million as of December 31, 2018 and $51.3 million as of December 31, 2017. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2018.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2015 through 2018 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2014 through 2018.

In conjunction with the BPY Transaction, certain of BPR’s subsidiaries contributed in a taxable manner a portion of their interests in specific assets to a newly formed corporate subsidiary of BPRI. This taxable contribution caused an increase in the tax basis of the contributed assets to fair market value and generated a related taxable gain to the Company, which has been distributed to shareholders. The increase in tax basis in the assets created a book to tax basis temporary difference of approximately $2.6 billion and a related deferred tax asset of $638.5 million within the newly formed subsidiary of BPRI. We determined that this deferred tax asset was properly recorded through our income statement and that no valuation allowance is necessary on the deferred tax assets as of December 31, 2018 primarily due to our ability to recognize the benefit of the increased tax basis through operations or sale of properties.

The provision for (benefit from) income taxes for the years ended December 31, 2018, 2017, and 2016 are as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Current	$6,499	$8,658	$804
Deferred	(600,685)	(19,554)	97
Total	$(594,186)	$(10,896)	$901

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. The Company has $78.7 million of federal and state loss carryforwards, the majority of which are currently scheduled to expire in subsequent years through 2037.  Federal operating losses of $7.4 million generated during 2018 and later will be carried forward indefinitely until utilized.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Each TRS and certain REIT entities subject to state income taxes are tax paying components for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Total deferred tax assets	$630,215	$29,801	$22,090
Valuation allowance	(8,857)	(8,740)	(15,147)
Net deferred tax assets	621,358	21,061	6,943
Total deferred tax liabilities	(2,083)	(2,428)	(3,843)
Net deferred tax assets	$619,275	$18,633	$3,100

Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that we do not reasonably expect to realize. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.

The tax effects of temporary differences and carryforwards included in the net deferred tax assets (liabilities) as of December 31, 2018, December 31, 2017 and December 31, 2016 are summarized as follows:

	December 31, 2018	December 31, 2017 (1)	December 31, 2016
Operating loss and other carryforwards (2)	$63,604	$47,577	$42,496
Other TRS property, primarily differences in basis of assets and liabilities	564,528	(20,204)	(24,249)
Valuation allowance	(8,857)	(8,740)	(15,147)
Net deferred tax assets	$619,275	$18,633	$3,100
_______________________________________________________________________________

(1)	Due to the changes in the Tax Cuts and Jobs Act, the deferred tax assets and liabilities including the valuation allowances were revalued as of December 31, 2017 using the new corporate tax rate.

(2)	Includes solar and other tax credits of $43.5 million, $33.6 million and $20.6 million as of December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of December 31, 2018 and December 31, 2017.

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
	73,930,000

The exercise prices of the Warrants were subject to adjustment for future dividends, stock dividends, distribution of assets, stock splits or reverse splits of our common stock or certain other events. In accordance with the agreement, these calculations adjusted both the exercise price and the number of shares issuable for the originally issued 73,930,000 Warrants. During 2017, the number of shares issuable upon exercise of the outstanding Warrants changed as follows:

Brookfield Property REIT INC.
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

During 2017, 83,866,187 shares of the Company's common stock were issued for exercised Warrants. As of December 31, 2017, no Warrants remained outstanding. Refer to the following paragraphs for details pertaining to each transaction.

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

On November 2, 2017, The Northern Trust Company exercised 8,258,881 Warrants to purchase common stock, par value $0.01 per share, using the full share settlement method. On November 7, 2017, the Warrants exercised were settled in accordance with the terms of the Warrant Agreement and 10,731,589 shares of common stock were issued for an aggregate of $88.8 million in cash.

NOTE 9     RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties as of December 31, 2018 are as follows:

Year	Amount
2019	$764,196
2020	696,381
2021	621,582
2022	543,232
2023	464,453
Subsequent	1,442,312
$4,532,156

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

Brookfield Property REIT INC.
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

	Year Ended December 31,
	2018	2017	2016
Distributions to preferred BPROP units ("Preferred Units")	$(4,636)	$(1,867)	$(8,680)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("Common Units")	(31,803)	(4,830)	(7,051)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("LTIP units")	(8,159)	(1,502)	(2,920)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(915)	(1,340)	(1,255)
Net income allocated to noncontrolling interests of the Operating Partnership (1)	(27,715)	—	—
Allocation to noncontrolling interests	(73,228)	(9,539)	(19,906)
Other comprehensive (income) loss allocated to noncontrolling interests	(39)	89	2
Comprehensive income allocated to noncontrolling interests	$(73,267)	$(9,450)	$(19,904)
_______________________________________________________________________________
(1)    Represents the noncontrolling interest of our institutional investor (Note 3).

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

Generally, each Series K Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPR’s Class A Stock, and each Series L Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPR’s Class B Stock. Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of, 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K unit received by an LTIP holder in connection with the BPY Transaction is redeemable for a cash amount equal to the average closing price of BPR’s Class A Stock for the five consecutive trading days ending on the date of the notice of redemption, provided that BPR may elect to satisfy such redemption by delivering one share of BPR’s Class A Stock. If the holders had requested redemption of the Class A stock and Preferred Units as of December 31, 2018, the aggregate amount of cash the company would have paid would have been $1.77 billion and $68.6 million, respectively.

Brookfield Property REIT INC.
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

As of December 31, 2018, there were 532,749.6574 Series D Preferred Units of BPROP outstanding and 502,657.8128 Series E Preferred Units of BPROP outstanding.

Also, as of December 31, 2018, there were 9,717.658 Series B Preferred Units of BPROP outstanding. As of July 10, 2017, the Series B Preferred Unit conversion option expired, and each Series B Preferred Unit now has a fixed cash redemption value of $50 per unit. As of December 31, 2018, there were 4,176,972.006 Common Units of BPROP outstanding that had been issued upon conversion of Series B Preferred Units and 1,044,082.000 Series K Preferred Units of BPROP outstanding that were distributed with respect to such Common Units, which are both subject to certain redemption rights.

Only the holders of the Series K Preferred Units of BPROP issued upon conversion of Series D Preferred Units or Series E Preferred Units of BPROP have the right to redeem such Series K Preferred Units for a cash amount equal to the average closing price of BPR’s Class A Stock for the five consecutive trading days ending on the date of the notice of redemption, provided that BPR may elect to satisfy such redemption by delivering one share of BPR’s Class A Stock. The holder of each Common Unit of BPROP issued upon conversion of Series D Preferred Units or Series E Preferred Units of BPROP has the right to redeem such Common Unit for a cash amount equal to $0.324405869, subject to adjustment.

Except as otherwise noted, the Common, Preferred, and LTIP Units of BPROP are not convertible or redeemable at the election of either the holder or BPROP.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2018, 2017, and 2016.

Balance at January 1, 2016	$287,627
Net income	7,051
Distributions	(5,449)
Redemption of operating partnership units	(2,120)
Preferred Unit Redemption to Common Stock	(2)
Other comprehensive income	(3,205)
Fair value adjustment for redeemable noncontrolling interests in Operating Partnership	(21,175)
Balance at December 31, 2016	$262,727
Balance at January 1, 2017	262,727
Net income	4,830
Distributions	(6,573)
Redemption of operating partnership units	(651)
Preferred Unit Redemption to Common Stock	—
Other comprehensive income	(89)
Fair value adjustment for redeemable noncontrolling interests in Operating Partnership	(12,118)
Balance at December 31, 2017	$248,126
Balance at January 1, 2018	$248,126
Net income	31,803
Distributions	(3,685)
Adjustment of Mezzanine Equity to fair value	(40,294)
Common Unit Redemption to Common Stock	(85,818)
Other comprehensive income	39
Reclassification of Mezzanine Equity to Permanent Equity	(37,841)
Pre-Closing Dividend	(60,673)
BPR Equity Recapitalization	21,923
LTIP Conversion to Series K	116
Balance at December 31, 2018	$73,696

Class A Stock

Class A Stock refers to the Company's Class A Stock, par value $0.01 per share, authorized and issued to unaffiliated GGP common stockholders as part of the BPY Transaction.

Each share of Class A Stock is entitled to cumulative dividends per share in a cash amount equal in value to the amount of any distribution made on a BPY unit. In addition, each share of Class A Stock is exchangeable for one BPY unit or its cash equivalent (the form of payment to be determined by BPUS, in its sole discretion). Such exchange and distribution rights are subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. If and to the extent declared by the Company's board of directors, the record and payment dates for the dividends or other distributions upon the shares of Class A Stock, to the extent not prohibited by applicable law, is expected to be the same as the record and payment dates for the dividends or other distributions upon the BPY units. Pursuant to the terms of the Company's charter, all such dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock, Class C Stock or the Common Stock and will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock, Class C Stock or the Common Stock. The holders of Class A Stock shall not be entitled to any dividends from BPR other than the Class A dividend.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Upon any liquidation, dissolution or winding up of the Company that is not a Market Capitalization Liquidation Event (as defined below) or substantially concurrent with the liquidation, dissolution or winding up of BPY, the holders of Class A Stock are entitled to a cash amount, for each share of Class A Stock, equal to the market price of one BPY unit (subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR) on the date immediately preceding announcement of such liquidation, dissolution or winding up, plus all declared and unpaid dividends. If, upon any such liquidation, dissolution or winding up, the assets of BPR are insufficient to make such payment in full, then the assets of BPR will be distributed among the holders of Class A Stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled to receive.

If the market capitalization of the Class A Stock (i.e., if the price per share of Class A Stock, multiplied by the number of shares of Class A Stock outstanding) averages, over any period of 30 consecutive trading days, less than one (1) billion dollars, the Company's Board of Directors will have the right to liquidate BPR’s assets and wind up BPR’s operations (a "Market Capitalization Liquidation Event"). Upon any Market Capitalization Liquidation Event, the holders of Class A Stock shall be entitled to a cash amount, for each share of Class A Stock, equal to the dollar volume-weighted average price of one BPY unit over the ten (10) trading days immediately following the public announcement of such Market Capitalization Liquidation Event, plus all declared and unpaid dividends. If, upon any such market capitalization liquidation event, the assets of BPR are insufficient to make such payment in full, then the assets of BPR will be distributed among the holders of Class A Stock ratably in proportion to the full amounts which they would otherwise be respectively entitled to receive. Notwithstanding the foregoing, upon any market capitalization liquidation event, BPY may elect to exchange all of the outstanding shares of the Class A Stock for BPY units on a one-for-one basis, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR.

Holders of Class A Stock have the right to exchange all or a portion of their Class A Stock for cash at a price equal to the value of an equivalent number of BPY units, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. Upon receipt of a request for exchange, BPR will deliver a notice of exchange to BPY within one (1) business day and will have ten (10) business days to deliver the cash amount to the tendering holder. Upon receipt of the notice of exchange, BPY may elect to satisfy BPR’s exchange obligation by exchanging all of the shares of the Class A Stock tendered for BPY units on a one-for-one basis. This initial one-for-one conversion factor is subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. If so elected, BPY will have to satisfy such obligation within ten (10) business days from the date of the notice of exchange. If BPY exercises its right to assume the exchange obligation, units of BPY units will be delivered in exchange for the Class A Stock and such Class A Stock will automatically be converted into Class B Stock.

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

Pursuant to the Charter Amendments and subject to the prior rights of holders of all classes, including the Class A Stock, and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class B Stock entitles its holder to cumulative dividends per share in a cash amount at a rate of 10% per year of the Class B liquidation amount per share, with such Class B liquidation amount per share equal to the last closing price of a share of GGP common stock on the New York Stock Exchange on the trading day immediately preceding the date the series B designations was filed with the Secretary of State of the State of Delaware. Dividends on the Class B Stock may also be paid by an in-kind distribution of additional shares of Class B Stock or any other class of shares of capital stock of BPR ranking junior to the Class A Stock. Dividends on the Class B Stock shall be cumulative and shall be payable quarterly in arrears, when, as and if declared by the Company's Board of Directors with respect to dividends on the Class B Stock.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Holders of the Class B Stock are not entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPR has paid the aggregate dividends owed to the holders of Class A Stock and (b) the dividend coverage ratio (as defined below) is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange or (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor. The dividend coverage ratio is referred to as a ratio of (i) BPR’s funds from operations, as calculated in accordance with the definition of funds from operations used by Nareit, for the immediately preceding fiscal quarter, to (ii) the product of (a) the amount of the most recent regular quarterly distribution declared by BPY on each BPY unit, times (b) the number of shares of Class A Stock outstanding at such time.

Class C Stock

Class C Stock refers to the Company's Class C Stock, par value $0.01 per share, authorized as part of the BPY Transaction. Pursuant to the amended charter and subject to the prior rights of holders of all classes, including the holders of Class A Stock and Class B Stock, and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class C Stock entitles its holder to dividends when, as and if declared by the Company's Board of Directors out of any assets of BPR legally available therefore. The record and payment date for dividends on shares of Class C Stock shall be such date that the Company's Board of Directors shall designate.

Notwithstanding the foregoing, holders of the Class C Stock are not entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPR has paid the aggregate dividends owed to the holders of Class A Stock and (b) the dividend coverage ratio is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange, (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor or (iv) unless and until the full cumulative dividends on the Class B Stock for all past dividend periods and any current dividend periods have been (or contemporaneously are) (a) declared or paid in cash or (b) declared and a sum sufficient for the payment thereof in cash is set apart for such payment.

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

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Distributions paid on our common stock and their tax status, as sent to our stockholders, is presented in the following table. The tax status of the Company's distributions in 2018, 2017, and 2016 may not be indicative of future periods.

	Year Ended December 31,
	2018	2017	2016
Class A Stock (August 28, 2018 through December 31, 2018)
Ordinary income	$0.118	$—	$—
Capital gain distributions	0.512	—	—
Distributions per share	$0.630	$—	$—

Common Stock (Through August 27, 2018)
Ordinary income	$3.742	$0.861	$0.685
Capital gain distributions	16.234	—	0.300
Distributions per share	$19.976	$0.861	$0.985

Our Dividend Reinvestment Plan ("DRIP") provided eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares. Pursuant to the DRIP, eligible stockholders who enrolled in the DRIP on or before the fourth business day preceding the record date for a dividend payment were able to have that dividend reinvested. As a result of the DRIP elections, no shares were issued during the year ended December 31, 2018 and 43,732 shares were issued during the year ended December 31, 2017. The Company terminated the registration statement relating to our DRIP (File No. 333-172795) with the filing of a post-effective amendment on August 28, 2018.

Preferred Stock

On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Redeemable Preferred Stock (the "Pre-Merger Preferred Stock") at a price of $25.00 per share, resulting in net proceeds of $242.0 million after issuance costs. In connection with the BPY Transaction, each share of Pre-Merger Preferred Stock was converted into one share of 6.375% Series A cumulative redeemable preferred stock of BPR (the "Series A Preferred Stock"). The Series A Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%. The dividend is paid in arrears in preference to dividends on our Class A Stock, and reduces net income available to common stockholders, and therefore, earnings per share. Preferred stock dividends were $15.9 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

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

Brookfield Property REIT INC.
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

NOTE 11     EARNINGS PER SHARE

Class A Stock (August 28, 2018 through December 31, 2018)

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period August 28, 2018 through December 31, 2018. Shares of Class A Stock outstanding were 162,323,967 and 109,804,513 as of August 28, 2018 and December 31, 2018, respectively. EPS is not presented for Class B Stock and Class C Stock as neither class of stock is publicly traded.

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

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Information related to our EPS calculations is summarized as follows:

January 1, 2018 through August 27, 2018
Numerators - Basic:
Net income	$3,860,424
Preferred Stock dividends	(11,952)
Allocation to noncontrolling interests	(43,049)
Net income attributable to common stockholders	$3,805,423
Numerators - Diluted:
Distributions to Preferred Units	1,711
Net income attributable to common stockholders	$3,807,134
Denominators:
Weighted-average number of common shares outstanding - basic	914,066
Effect of dilutive securities	3,831
Weighted-average number of common shares outstanding - diluted	917,897
Anti-dilutive Securities:
Effect of Common Units	7,662
Effect of LTIP Units	1,748
Weighted-average number of anti-dilutive securities	9,410

	Year Ended December 31,
	2017	2016
Numerators—Basic:
Net income	$666,873	$1,308,273
Preferred Stock dividend	(15,936)	(15,935)
Allocation to noncontrolling interests	(9,539)	(19,906)
Net income attributable to common stockholders	$641,398	$1,272,432
Numerators—Diluted:
Net income attributable to common stockholders	$641,398	$1,272,432
Diluted net income attributable to common stockholders	$641,398	$1,272,432
Denominators:
Weighted-average number of common shares outstanding—basic	897,156	884,029
Effect of dilutive securities	50,403	68,304
Weighted-average number of common shares outstanding—diluted	947,559	952,333
Anti-dilutive Securities:
Effect of Preferred Units	1,514	5,209
Effect of Common Units	6,592	4,782
Effect of LTIP Units	1,836	1,767
	9,942	11,758

For the period January 1, 2018 through August 27, 2018, dilutive options and dilutive shares related to the Preferred Units are included in the denominator of dilutive EPS. Distributions to Preferred Units are included in the numerator of dilutive EPS. For

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

the years ended December 31, 2017 and 2016, dilutive options and dilutive shares related to the warrants are included in the denominator of diluted EPS.

Outstanding Common Units and LTIP Units have been excluded from the diluted earnings per share calculation because including such units would also require that the share of BPROP income attributable to such units be added back to net income therefore resulting in no effect on EPS. For the years ended December 31, 2017 and 2016, outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Units dividend be added back to the net income, resulting in anti-dilution.

During the year ended December 31, 2017, warrants were exercised for 83,866,187 shares of common stock using both full and net share settlement.

BPY owned 55,969,390 shares of treasury stock of GGP as of December 31, 2017. These shares are presented as common stock in treasury, at cost, on our Consolidated Balance Sheet. Additionally, BPR Nimbus LLC, (formerly known as GGP Nimbus, LP), held 27,459,195 shares of stock as a result of warrants purchased during the year ended December 31, 2013. These shares are presented as issued, but not outstanding on our Consolidated Balance Sheet as of December 31, 2017. Accordingly, these shares have been excluded from the calculation of EPS.

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

In connection with the BPY Transaction, the Company's Equity Plan was amended and certain outstanding awards were modified. All outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPR and BPY options, respectively. Certain existing appreciation only LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. Outstanding restricted GGP shares were replaced with restricted shares of Class A Stock. As the awards were modified in conjunction with an equity restructuring, they were accounted for as modifications. Incremental compensation cost was measured as the excess of the fair value of the replacement awards over the fair value of the original awards immediately before the terms were modified. Total compensation cost measured at the date of modification was the grant-date fair value of the original awards for which the requisite service is expected to be rendered (or has already been rendered) plus the incremental cost associated with the replacement awards. For vested awards, incremental compensation cost was recognized on the modification date. For unvested awards, incremental compensation cost is being recognized over the remaining service period.

Stock Options

Stock options under the Equity Plan generally vest in 25% increments annually from one year from the grant date (subject to certain exceptions in the case of retirement).

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following tables summarize stock option activity for the Equity Plan for BPR for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price (2)
Stock options Outstanding at January 1,	14,427,103	$17.84	15,277,189	$17.90	18,162,700	$17.34
Granted (1) (3)	1,068,818	19.70	—	—	247,592	20.81
Exercised	(338,715)	16.55	(690,969)	18.00	(2,886,986)	14.45
Forfeited	(8,377)	26.41	(153,822)	22.47	(230,509)	19.94
Expired	(55,917)	23.27	(5,295)	28.86	(15,608)	17.73
Conversion Effect (3)	(14,081,389)	17.85	—	—	—	—
Stock options Outstanding at December 31,	1,011,523	$19.71	14,427,103	$17.84	15,277,189	$17.90
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

(3)
In connection with the BPY Transaction, outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPR and BPY options, respectively. The BPY options remain outstanding as of December 31, 2018 as they are held by employees of BPR subsidiaries.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$17.01 - $23.00	773,642	4.52	17.91	773,642	4.52	17.91
$23.01 - $30.00	237,881	5.83	25.58	188,141	5.71	25.64
Total	1,011,523	4.83	$19.71	961,783	4.75	$19.42
Intrinsic value ($16.12 stock price as of December 31, 2018)	$(3,636)			$(3,176)
There were no new stock options granted in 2018 and 2017. The weighted-average fair value of stock options as of the grant date was $4.52 for stock options granted during the year ended December 31, 2016, excluding 156,331 of special dividend shares granted during 2016 as a result of antidilution provisions that were triggered by a special dividend distribution. The intrinsic value of stock options exercised during the year was $1.6 million, $3.9 million, and $42.1 million for the year ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Restricted Stock

Pursuant to the Equity Plan, BPR made restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms varied in that a portion of the shares vested either immediately or on the first anniversary and the remainder vested in the equal annual amounts over the next two to five years. Participating employees were required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that did not vest were forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest. The following table summarizes restricted stock activity for the respective grant year ended December 31, 2018, December 31, 2017 and December 31, 2016:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	982,529	$25.42	453,596	$27.16	206,219	$29.16
Granted	667,831	21.52	771,960	24.77	329,326	26.20
Vested	(319,763)	24.35	(174,806)	26.76	(71,570)	28.48
Forfeited	(136,959)	24.27	(68,221)	26.24	(10,379)	27.28
Conversion Effect (1)	(460,062)	25.22	—	—	—	—
Nonvested restricted stock grants outstanding as of end of period	733,576	$22.67	982,529	$25.42	453,596	$27.16
_______________________________________________________________________________
(1)    In connection with the BPY Transaction, outstanding restricted GGP shares were replaced with restricted shares of               Class A Stock.

The weighted average remaining contractual term of nonvested awards as of December 31, 2018 was 2.5 years. The fair value of shares vested during the year was $7.8 million, $4.7 million, and $2.0 million for the year ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

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

LTIP Units are classes of partnership interests that under certain conditions, including vesting, are convertible by the holder into units of BPROP Series K preferred stock of the Operating Partnership, which are redeemable by the holder for shares of Class A stock on a one-to-one ratio (subject to adjustment for changes to the Company's capital structure) or for the cash value of such shares at the option of the Company.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes LTIP Unit activity for the Equity Plan for the Company for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value (2)
LTIP Units Outstanding at January 1,	3,779,904	$27.29	3,775,802	$27.40	1,724,747	$29.32
Granted (1)	1,387,289	22.51	122,547	25.40	2,089,917	25.84
Exercised	(73,660)	28.95	(92,880)	29.15	—	—
Forfeited	(856,467)	25.85	(25,565)	27.69	(38,862)	28.95
Canceled (3)	(1,204,203)	25.93	—	—	—	—
LTIP Units Outstanding at December 31,	3,032,863	$26.01	3,779,904	$27.29	3,775,802	$27.40
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

(3)
In connection with the BPY Transaction, certain existing LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. The substitute LTIP awards remain outstanding as of December 31, 2018 as they are held by employees of BPR subsidiaries.

Performance Equity Compensation

Pursuant to the Equity Plan, GGP made performance restricted stock and LTIP Unit ("equity performance instruments") grants to certain employees. These grants are subject to certain performance vesting conditions based on Relative TSR of the Equity REIT Index, Relative TSR of the Retail REIT Index, TSR growth of the company, and FFO Growth of the company. The equity performance instruments are considered earned based on meeting these performance vesting conditions, which are each weighted 25% and vest at the end of the three-year performance period. The LTIP Units receive dividends at a ratio of 10% cash and 90% as a dividend reinvestment which is subject to the performance vesting conditions and three-year performance period. As a result of the BPY Transaction, all performance metrics were deemed met with outstanding awards still requiring time vesting according to original grant terms.

The following table summarizes performance restricted stock and LTIP Unit activity for the respective grant years ended December 31, 2018 and December 31, 2017:

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested performance grants outstanding as of beginning of period	1,074,595	25.59	593,200	26.07
Granted	406,306	21.52	554,264	25.11
Vested	(77,969)	21.06	—	—
Canceled	(164,074)	25.56	(72,869)	25.82
Conversion Effect (1)	(97,185)	20.11	—	—
Nonvested performance grants outstanding as of end of period	1,141,673	24.92	1,074,595	25.59
_______________________________________________________________________________

(1)	In connection with the BPY Transaction, all performance metrics were deemed met with outstanding awards still requiring time vesting according to the original grant terms.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Other Required Disclosures

Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, restricted stock, and LTIP Units and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated values of options granted were based on the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate (*)	2.37%	2.45%	1.52%
Dividend yield (*)	4.09%	3.47%	3.07%
Expected volatility	25.50%	40.00%	25.00%
Expected life (in years)	6.25	6.25	6.25
_______________________________________________________________________________
(*)    Weighted average

Compensation expense related to stock-based compensation plans is summarized in the following table:

	Year Ended December 31,
	2018 (1)	2017	2016
Stock options—Property management and other costs	$236	$3,366	$5,833
Stock options—General and administrative	122	7,732	10,448
Restricted stock—Property management and other costs	10,537	5,787	2,860
Restricted stock—General and administrative	12,514	3,357	635
LTIP Units - Property management and other costs	1,538	1,366	1,346
LTIP Units - General and administrative	22,709	18,621	14,804
Total	$47,656	$40,229	$35,926
_______________________________________________________________________________

(1)	In connection with the BPY Transaction, outstanding equity awards were modified resulting in an acceleration of expense of $21.5 million.

Unrecognized compensation expense as of December 31, 2018 is as follows:

Year	Amount
2019	$8,855
2020	4,681
2021	2,372
2022	350
$16,258
These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates which differ from estimated forfeitures.

NOTE 13     ACCOUNTS RECEIVABLE

The following table summarizes the significant components of accounts receivable, net.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Trade receivables	$97,329	$109,968
Short-term tenant receivables	4,378	4,776
Straight-line rent receivable	137,387	233,630
Other accounts receivable	3,126	5,165
Total accounts receivable	242,220	353,539
Provision for doubtful accounts	(19,658)	(19,458)
Total accounts receivable, net	$222,562	$334,081

NOTE 14     NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	December 31, 2018	December 31, 2017
Notes receivable	239,597	404,129
Accrued interest	17,340	13,429
Total notes receivable	256,937	417,558

On July 12, 2017, we entered into a promissory note with our joint venture GSPHII, in which we lent GSPHII $127.4 million that bore interest at 6.3% from January 1, 2018 until the note matured on December 31, 2018. Interest payments occurred a month in arrears, commencing on the first day of the second calendar month with a final payment on the maturity date. The note was collateralized by GSPHII's interest in four anchor boxes (Note 3). The $127.4 million outstanding was paid down in full as of December 31, 2018.

On May 23, 2017, we entered into a promissory note with our joint venture partner, Bayside Equities, LLC ("Bayside Equities"), a subsidiary of Ashkenazy Holding Co., LLC, in which we lent Bayside Equities $19.1 million that bears interest at 12.2% per annum. The note was collateralized by Bayside Equities' economic interest in Riverchase Galleria and the Tysons Galleria anchor box and was paid down as of December 31, 2018 in conjunction with the BPY Transaction.

Notes receivable includes $204.3 million of notes receivable from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million to our joint venture partner in the retail portion and bears interest at 8.0% compounded annually and matures on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bears interest at 8.0% subject to terms and conditions in the loan agreement and matures on April 17, 2025. As of December 31, 2018, there was $183.8 million outstanding on the first note. The $80.0 million outstanding on the second note was paid down in full during the second quarter of 2018.

NOTE 15    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31, 2018			December 31, 2017
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$160,363	$(125,152)	$35,211	$411,789	$(313,228)	$98,561
Below-market ground leases, net	61,983	(8,293)	53,690	118,994	(14,870)	104,124
Real estate tax stabilization agreement, net	111,506	(51,393)	60,113	111,506	(45,081)	66,425
Total intangible assets	$333,852	$(184,838)	$149,014	$642,289	$(373,179)	$269,110
Remaining prepaid expenses and other assets:
Restricted cash			51,674			67,335
Security and escrow deposits			1,394			2,308
Prepaid expenses			39,816			54,987
Other non-tenant receivables			53,016			31,265
Other			18,734			69,790
Total remaining prepaid expenses and other assets			164,634			225,685
Total prepaid expenses and other assets			$313,648			$494,795

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 16     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31, 2018			December 31, 2017
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	$194,858	$(76,825)	$118,033	$348,984	$(162,228)	$186,756
Above-market headquarters office leases, net	—	—	—	4,342	(3,860)	482
Above-market ground leases, net	754	(73)	681	9,880	(2,648)	7,232
Total intangible liabilities	$195,612	$(76,898)	$118,714	$363,206	$(168,736)	$194,470
Remaining accounts payable and accrued expenses:
Accrued interest			29,576			43,874
Accounts payable and accrued expenses			68,425			77,405
Accrued real estate taxes			59,877			78,213
Deferred gains/income			75,841			90,379
Accrued payroll and other employee liabilities			64,515			54,520
Construction payable			267,102			221,172
Tenant and other deposits			12,248			32,106
Insurance reserve liability			12,281			12,035
Capital lease obligations			5,385			5,385
Conditional asset retirement obligation liability			2,484			6,149
Other (1)			236,921			103,724
Total remaining accounts payable and accrued expenses			834,655			724,962
Total accounts payable and accrued expenses			$953,369			$919,432
_______________________________________________________________________________
(1)    Increase relates to sales deposits received in advance of closing.

NOTE 17     ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Net unrealized gains on financial instruments	$133	$116
Foreign currency translation	(82,786)	(72,022)
Accumulated other comprehensive loss	$(82,653)	$(71,906)

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

	Year Ended December 31,
	2018	2017	2016
Contractual rent expense, including participation rent	$7,105	$8,561	$8,589
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	5,083	6,304	6,278

See Note 7 and Note 18 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

The following table summarizes the contractual maturities of our long-term commitments. Long-term debt and ground leases include the related acquisition accounting fair value adjustments:

	2019	2020	2021	2022	2023	Subsequent/ Other	Total
Mortgages, notes and loans payable	$419,708	$809,880	$2,883,611	$1,445,297	$3,166,904	$3,864,249	$12,589,649
Retained debt-principal	1,917	81,364	—	—	—	—	83,281
Purchase obligations	269,568	—	—	—	—	—	269,568
Ground lease payments	2,139	2,174	2,209	2,226	2,233	84,976	95,957
Junior Subordinated Notes (1)	—	—	—	—	—	206,200	206,200
Corporate Leases	7,809	7,990	8,177	8,366	8,561	33,859	74,762
Uncertain tax position liability	—	—	—	—	—	—	—
Total	$701,141	$901,408	$2,893,997	$1,455,889	$3,177,698	$4,189,284	$13,319,417
_______________________________________________________________________________

(1)
The $206.2 million of junior subordinated notes are due in 2036, but may be redeemed any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2023.

NOTE 20     SUBSEQUENT EVENTS

On January 7, 2019, the Company completed the sale of its 12% interest in Bayside Marketplace for a gross value of $42.0 million.

On January 30, 2019, we entered into a revolving credit facility with BPY Bermuda Holdings IV Limited in which we lent $330.0 million. The note has an interest rate of LIBOR plus 2.50% and matures on January 30, 2020.

On February 11, 2019, the Company made an offer to purchase for cash up to $95,000,000 in value of its class A stock, at a price between $19.00 and $21.00 per share.

Brookfield Property REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 21     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly data for the year ended December 31, 2018 and 2017 is summarized in the table below. In Q1 2018 and Q3 2018, they include the impact of provisions for impairment (Note 2). In Q2 2017, Q3 2017, Q4 2017, Q1 2018, Q3 2018 and Q4 2018, the adjustments include gains from changes in control of investment properties in continuing operations. In Q4 2017, Q1 2018 and Q3 2018, the adjustments include gains on investment in Unconsolidated Real Estate Affiliates (Note 3).

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$574,166	$583,144	$493,149	$413,575
Income from continuing operations	65,896	95,564	3,712,255	290,054
Net income attributable to Brookfield Property REIT Inc.	64,036	93,615	3,683,274	249,616

Class A Stock Earnings Per Share:
Basic & Diluted Earnings Per Share	—	—	0.315	0.315
Dividends declared per share	—	—	0.315	0.315

Common Stock Earnings Per Share:
Basic Earnings Per Share	0.06	0.09	4.70	—
Diluted Earnings Per Share	0.06	0.09	4.68	—
Dividends declared per share	0.22	0.22	—	—

Weighted-average shares outstanding:
Basic	957,450	958,387	777,208	—
Diluted	960,293	960,195	781,030	—

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$566,332	$555,796	$578,357	$627,375
Income from continuing operations	110,369	128,318	226,272	201,914
Net income attributable to Brookfield Property REIT Inc.	107,160	125,863	222,780	201,531

Basic Earnings Per Share	0.12	0.14	0.25	0.21
Diluted Earnings Per Share	0.11	0.13	0.23	0.21
Dividends declared per share	0.22	0.22	0.22	0.22

Weighted-average shares outstanding:
Basic	884,505	882,255	878,663	942,766
Diluted	949,516	945,325	940,184	954,947

Brookfield Property REIT Inc.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(Dollars in thousands)

			Acquisition Cost (b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (c)
Name of Center	Location	Encumbrances (a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
200 LaFayette	New York, NY	26,635	29,750	90,674	(9,678)	(55,693)	20,072	34,981	55,053	4,806	April, 2015	(d)
218 W 57th Street	New York, NY	53,000	66,978	37,022	—	1,011	66,978	38,033	105,011	1,053	September, 2017	(d)
530 5th Avenue	New York, NY	147,615	289,494	99,481	—	25,051	289,494	124,532	414,026	6,064	September, 2017	(d)
605 North Michigan Avenue	Chicago, IL	79,863	50,980	90,634	—	2,831	50,980	93,465	144,445	6,494	December, 2016	(d)
685 Fifth Avenue	New York, NY	272,914	549,756	117,780	(98,073)	(20,152)	451,683	97,628	549,311	10,114	September, 2017	(d)
830 North Michigan Avenue	Chicago, IL	84,842	33,200	123,553	15,298	9,102	48,498	132,655	181,153	20,819	October, 2013	(d)
Beachwood Place	Beachwood, OH	212,669	59,156	196,205	7,354	48,899	66,510	245,104	311,614	47,127	November, 2010	(d)
Bellis Fair	Bellingham, WA	83,162	14,122	102,033	—	33,087	14,122	135,120	149,242	31,781	November, 2010	(d)
Brass Mill Center	Waterbury, CT	65,309	31,496	99,107	—	14,025	31,496	113,132	144,628	30,057	November, 2010	(d)
Coastland Center	Naples, FL	114,027	24,470	166,038	—	4,028	24,470	170,066	194,536	35,915	November, 2010	(d)
Columbia Mall	Columbia, MO	53,145	7,943	107,969	(154)	(722)	7,789	107,247	115,036	21,813	November, 2010	(d)
Coral Ridge Mall	Coralville, IA	106,915	20,178	134,515	2,219	26,405	22,397	160,920	183,317	33,832	November, 2010	(d)
Crossroads Center	St. Cloud, MN	94,316	15,499	103,077	—	8,179	15,499	111,256	126,755	24,442	November, 2010	(d)
Deerbrook Mall	Humble, TX	134,970	36,761	133,448	—	20,313	36,761	153,761	190,522	32,071	November, 2010	(d)
Eastridge Mall	Casper, WY	42,477	5,484	36,756	—	8,682	5,484	45,438	50,922	18,158	November, 2010	(d)
Four Seasons Town Centre	Greensboro, NC	30,628	17,259	126,570	—	17,102	17,259	143,672	160,931	48,708	November, 2010	(d)
Fox River Mall	Appleton, WI	165,355	42,259	217,932	(103)	7,561	42,156	225,493	267,649	45,907	November, 2010	(d)
Grand Teton Mall	Idaho Falls, ID	44,601	13,066	59,658	(1,073)	(3,854)	11,993	55,804	67,797	13,770	November, 2010	(d)
Greenwood Mall	Bowling Green, KY	61,440	12,459	85,370	1,417	6,208	13,876	91,578	105,454	25,998	November, 2010	(d)
Hulen Mall	Fort Worth, TX	88,932	8,665	112,252	—	29,210	8,665	141,462	150,127	29,341	November, 2010	(d)
Jordan Creek Town Center	West Des Moines, IA	201,023	54,663	262,608	6,042	24,730	60,705	287,338	348,043	57,676	November, 2010	(d)
Mall of Louisiana	Baton Rouge, LA	323,971	88,742	319,097	(141)	10,100	88,601	329,197	417,798	68,154	November, 2010	(d)
Mall St. Matthews	Louisville, KY	176,282	42,014	155,809	(6,522)	20,994	35,492	176,803	212,295	37,836	November, 2010	(d)
Mayfair Mall	Wauwatosa, WI	341,409	84,473	352,140	(1,950)	47,655	82,523	399,795	482,318	81,801	November, 2010	(d)
Meadows Mall	Las Vegas, NV	141,635	30,275	136,846	(1,574)	3,190	28,701	140,036	168,737	29,257	November, 2010	(d)
Mondawmin Mall	Baltimore, MD	83,644	19,707	63,348	—	23,302	19,707	86,650	106,357	22,477	November, 2010	(d)
Neshaminy Mall	Bensalem, PA	411	11,615	48,224	4,401	15,919	16,016	64,143	80,159	7,905	June, 2017	(d)
North Point Mall	San Antonio, TX	249,707	57,900	228,517	—	11,446	57,900	239,963	297,863	54,239	November, 2010	(d)
North Star Mall	Northridge, CA	298,284	91,135	392,422	—	18,511	91,135	410,933	502,068	84,364	November, 2010	(d)
NorthTown Mall	Spokane, WA	84,954	12,310	108,857	—	31,679	12,310	140,536	152,846	31,553	November, 2010	(d)
Oakwood Center	Gretna, LA	85,219	21,105	74,228	4,309	28,209	25,414	102,437	127,851	25,958	November, 2010	(d)
Oakwood Mall	Eau Claire, WI	69,662	13,786	92,114	204	5,046	13,990	97,160	111,150	21,710	November, 2010	(d)
Oxmoor Center	Louisville, KY	83,817	—	117,814	—	15,546	—	133,360	133,360	28,465	November, 2010	(d)

			Acquisition Cost (b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (c)
Name of Center	Location	Encumbrances (a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Paramus Park	Paramus, NJ	119,626	31,320	102,054	5,563	52,275	36,883	154,329	191,212	28,109	November, 2010	(d)
Park City Center	Lancaster, PA	173,813	42,451	195,409	—	3,772	42,451	199,181	241,632	39,431	November, 2010	(d)
Peachtree Mall	Columbus, GA	75,151	13,855	92,143	734	9,022	14,589	101,165	115,754	21,810	November, 2010	(d)
Pecanland Mall	Monroe, LA	83,643	12,943	73,231	—	10,749	12,943	83,980	96,923	20,603	November, 2010	(d)
Pioneer Place	Portland, OR	124,776	21,462	97,096	(3,890)	115,032	17,572	212,128	229,700	43,247	November, 2010	(d)
Prince Kuhio Plaza	Hilo, HI	40,391	—	52,373	—	24,344	—	76,717	76,717	25,421	November, 2010	(d)
Providence Place	Providence, RI	369,763	—	400,893	—	78,232	—	479,125	479,125	91,683	November, 2010	(d)
Quail Springs Mall	Oklahoma City, OK	68,959	40,523	149,571	(24)	16,288	40,499	165,859	206,358	29,370	June, 2013	(d)
River Hills Mall	Mankato, MN	69,703	16,207	85,608	—	13,140	16,207	98,748	114,955	21,270	November, 2010	(d)
Rivertown Crossings	Grandville, MI	137,916	47,790	181,770	(504)	11,286	47,286	193,056	240,342	41,935	November, 2010	(d)
Sooner Mall	Norman, OK	70,561	9,902	69,570	—	2,956	9,902	72,526	82,428	15,989	November, 2010	(d)
Southwest Plaza	Littleton, CO	113,414	19,024	203,044	(16)	(12,524)	19,008	190,520	209,528	58,263	November, 2010	(d)
Spokane Valley Mall	Spokane, WA	55,643	16,817	100,209	—	(7,874)	16,817	92,335	109,152	24,320	November, 2010	(d)
Staten Island Mall	Staten Island, NY	240,010	102,227	375,612	11,118	216,340	113,345	591,952	705,297	83,703	November, 2010	(d)
Stonestown Galleria	San Francisco, CA	179,391	65,962	203,043	(1,686)	51,264	64,276	254,307	318,583	44,817	November, 2010	(d)
The Shoppes at Buckland	Manchester, CT	115,818	35,180	146,474	(280)	6,228	34,900	152,702	187,602	31,177	November, 2010	(d)
The Streets at SouthPoint	Durham, NC	238,444	66,045	242,189	(74)	12,418	65,971	254,607	320,578	54,126	November, 2010	(d)
The Woodlands Mall	The Woodlands, TX	296,788	84,889	349,315	2,315	50,103	87,204	399,418	486,622	83,441	November, 2010	(d)
Town East Mall	Mesquite, TX	160,114	9,928	168,555	—	21,747	9,928	190,302	200,230	38,637	November, 2010	(d)
Tysons Galleria	McLean, VA	293,377	90,317	351,005	(105)	89,241	90,212	440,246	530,458	75,800	November, 2010	(d)
Valley Plaza Mall	Bakersfield, CA	236,676	38,964	211,930	6,763	47,838	45,727	259,768	305,495	46,937	November, 2010	(d)
Visalia Mall	Visalia, CA	73,974	11,912	80,185	—	4,555	11,912	84,740	96,652	17,745	November, 2010	(d)
Westlake Center	Seattle, WA	45,729	19,055	129,295	(14,819)	(60,668)	4,236	68,627	72,863	17,342	November, 2010	(d)
Willowbrook	Wayne, NJ	359,555	110,660	419,822	—	34,769	110,660	454,591	565,251	94,608	November, 2010	(d)
Construction in progress and other (e)		4,949,781	21,447	61,894	(5,951)	988,253	15,497	1,050,147	1,065,644	125,152	Various	(d)

	Total	$12,795,849	$2,785,580	$9,134,388	$(78,880)	$2,216,386	$2,706,701	$11,350,774	$14,057,475	$2,214,603
______________________________________________________________________________________________________________________________________________________________________________________
(a)    See description of mortgages, notes and other loans payable in Note 6 of Notes to Consolidated Financial Statements. Includes $1.4 billion cross-collateralized loan.
(b)    Acquisition for individual properties represents historical cost at the end of the month acquired.
(c)    The aggregate cost of land, buildings and improvements of consolidated properties for federal income tax purposes is approximately $11.9 billion.
(d)    Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term

(e)    Other retail properties.

Brookfield Property REIT Inc.
NOTES TO SCHEDULE III
(Dollars in thousands)

Reconciliation of Real Estate

	2018	2017	2016
(In thousands)
Balance at beginning of period	$21,444,712	$19,409,217	$20,285,046
Additions	818,570	2,428,887	958,651
Impairments	(64,699)	—	(130,619)
Dispositions, transfers and write-offs	(8,141,108)	(393,392)	(1,703,861)
Balance at end of period	$14,057,475	$21,444,712	$19,409,217

Reconciliation of Accumulated Depreciation

	2018	2017	2016
(In thousands)
Balance at beginning of period	$3,188,481	$2,737,286	$2,452,127
Depreciation expense	583,024	644,148	620,540
Dispositions, transfers and write-offs	(1,556,902)	(192,953)	(335,381)
Balance at end of period	$2,214,603	$3,188,481	$2,737,286