Form 10-Q
period 2019-03-31
Brookfield Property REIT Inc.
filed 2019-05-10
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2019

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
☐ Yes      ☐ No

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Stock, par value $.01 per share	BPR	Nasdaq Global Select Market
6.375% Series A Cumulative Perpetual Redeemable Preferred Stock, par value $0.01 per share	BPPAP	Nasdaq Global Select Market

The number of shares of Class A Stock, $.01 par value, outstanding on May 8, 2019 was 93,931,957.

Brookfield Property REIT Inc.

PART I        FINANCIAL INFORMATION

ITEM I        FINANCIAL STATEMENTS

Brookfield Property REIT Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$2,707,917	$2,706,701
Buildings and equipment	10,903,813	10,774,079
Less accumulated depreciation	(2,291,563)	(2,214,603)
Construction in progress	522,233	576,695
Net property and equipment	11,842,400	11,842,872
Investment in Unconsolidated Real Estate Affiliates	5,381,821	5,385,582
Net investment in real estate	17,224,221	17,228,454
Cash and cash equivalents	200,786	247,019
Accounts receivable, net	222,840	222,562
Notes receivable	247,094	256,937
Deferred expenses, net	145,166	145,631
Prepaid expenses and other assets (see Notes 7 and 14)	351,377	313,648
Deferred tax assets, net	615,450	619,275
Total assets	$19,006,934	$19,033,526
Liabilities:
Mortgages, notes and loans payable (including related party debt of $341.8 million - see Note 6)	$13,498,426	$12,589,649
Investment in Unconsolidated Real Estate Affiliates	62,868	124,627
Accounts payable and accrued expenses (see Notes 7 and 15)	880,051	953,369
Dividend payable	49,119	4,668
Junior subordinated notes	206,200	206,200
Total liabilities	14,696,664	13,878,513
Redeemable Class A equity interests	2,069,999	2,305,895
Redeemable noncontrolling interests	62,119	73,696
Total redeemable interests	2,132,118	2,379,591
Equity:
Class B Stock: 4,942,500,000 shares authorized, $0.01 par value, 449,728,212 and 454,744,938 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	4,497	4,547
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of March 31, 2019 and December 31, 2018.	6,401	6,401
Common Stock: 965,000,000 shares authorized, $.01 par value, no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred Stock: 500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018.	242,042	242,042
Additional paid-in capital	5,731,469	5,772,824
Retained earnings (accumulated deficit)	(5,233,154)	(4,721,335)
Accumulated other comprehensive loss	(83,113)	(82,653)
Total stockholders' equity	668,142	1,221,826
Noncontrolling interests in Consolidated Real Estate Affiliates	25,280	26,652
Noncontrolling interests of the Operating Partnership	1,484,730	1,526,944
Total equity	2,178,152	2,775,422
Total liabilities, redeemable interests and equity	$19,006,934	$19,033,526

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Revenues:
Rental revenues, net	$323,020	$531,769
Management fees and other corporate revenues	41,188	25,766
Other	12,175	16,631
Total revenues	376,383	574,166
Expenses:
Real estate taxes	40,855	59,733
Property maintenance costs	10,061	14,713
Marketing	904	1,417
Other property operating costs	43,422	71,752
Provision for doubtful accounts	—	3,429
Property management and other costs	56,054	39,574
General and administrative	5,413	12,247
Costs related to the BPY Transaction	8,339	—
Provision for impairment	—	38,379
Depreciation and amortization	118,799	185,393
Total expenses	283,847	426,637
Interest and dividend income	8,422	9,148
Interest expense	(154,706)	(137,925)
Gain from changes in control of investment properties and other, net	—	12,664
(Loss) income before income taxes, equity (loss) in income of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	(53,748)	31,416
(Provision for) benefit from income taxes	(4,450)	280
(Equity) loss in income of Unconsolidated Real Estate Affiliates	(7,873)	23,839
Unconsolidated Real Estate Affiliates - gain on investment, net	104,354	10,361
Net income	38,283	65,896
Allocation to noncontrolling interests	(6,633)	(1,860)
Net income attributable to Brookfield Property REIT Inc.	$31,650	$64,036
Class A Stock Earnings Per Share (See Note 10):
Basic & Diluted Earnings Per Share	$0.330
Common Stock Earnings Per Share (See Note 10):
Basic		$0.06
Diluted		$0.06

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued) (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Comprehensive Income, Net:
Net income	$38,283	$65,896
Other comprehensive income (loss)
Foreign currency translation	(404)	(378)
Net unrealized gains (losses) on other financial instruments	(56)	52
Other comprehensive income (loss)	(460)	(326)
Comprehensive income	37,823	65,570
Comprehensive income allocated to noncontrolling interests	(6,633)	(1,858)
Comprehensive income attributable to Brookfield Property REIT Inc.	$31,190	$63,712

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2018	$10,130	$—	$—	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408	$—

Cumulative effect of accounting change						(16,864)				(16,864)
Net income						64,036			667	64,703
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(1,613)	(1,613)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									(7,228)	(7,228)
Long-Term Incentive Plan Common Unit grants, net (174,156 LTIP Units)					—	—			2,384	2,384
Restricted stock grants, net (1,006,061 common shares)	10			—	1,707					1,717
Employee stock purchase program (77,520 common shares)	1				1,736					1,737
Stock options exercised (246,202 common shares)	2				3,985					3,987
Cash dividends reinvested (DRIP) in stock (5,906 common shares)	—			—	139	(139)				—
Other comprehensive loss							(325)			(325)
Cash distributions declared ($0.22 per share)						(210,647)				(210,647)
Cash distributions on Preferred Stock ($0.3984 per share)						(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership					23,252					23,252

Balance at March 31, 2018	$10,143	$—	$—	$242,042	$11,876,351	$(2,275,096)	$(72,231)	$(1,122,640)	$98,958	$8,757,527	$—

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2019	$—	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$—	$1,553,596	$2,775,422	$2,305,895

Net income (loss)						(2,386)			5,019	2,633	34,036
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(46,995)	(46,995)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									(1,066)	(1,066)
Buyback of Class A Stock						3,275				3,275	(98,276)
Buyback of Class B Stock		(105)			(158,517)	(65,902)				(224,524)
Series K Preferred Unit redemption						923			(544)	379
Preferred stock dividend ($0.3984 per share)						(3,984)				(3,984)
Other comprehensive loss							(460)			(460)
Dividends on Class A ( $0.33 per share) and Class B Stock (Refer to Note 9)						(467,270)				(467,270)	(34,036)
Restricted stock expense, net of forfeitures (3,266 Class A Stock)					—					—	3,122
Class A Conversion to Class B (6,701,962 Class A Shares converted to 5,479,975 Class B Shares)		55			117,162	23,525				140,742	(140,742)

Balance at March 31, 2019	$—	$4,497	$6,401	$242,042	$5,731,469	$(5,233,154)	$(83,113)	$—	$1,510,010	$2,178,152	$2,069,999

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Cash Flows provided by (used in) Operating Activities:
Net income	$38,283	$65,896
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity) loss in income of Unconsolidated Real Estate Affiliates	7,873	(23,839)
Distributions received from Unconsolidated Real Estate Affiliates	17,699	33,507
Provision for doubtful accounts	2,707	3,429
Depreciation and amortization	118,799	185,393
Amortization/write-off of deferred finance costs	7,899	2,775
Accretion/write-off of debt market rate adjustments	(413)	(1,108)
Amortization of intangibles other than in-place leases	(1,205)	1,971
Straight-line rent amortization	4,496	(1,260)
Deferred income taxes	3,826	(988)
Unconsolidated Real Estate Affiliates - gain on investment, net	(104,354)	(10,361)
Gain from changes in control of investment properties and other, net	—	(12,664)
Provision for impairment	—	38,379
Net changes:
Accounts and notes receivable, net	(13,683)	18,680
Prepaid expenses and other assets (see Notes 7 and 14)	11,297	16,844
Deferred expenses, net	(6,293)	(7,307)
Accounts payable and accrued expenses (see Notes 7 and 15)	(80,021)	(50,283)
Other, net	3,122	6,401
Net cash provided by (used in) operating activities	10,032	265,465
Cash Flows used in Investing Activities:
Acquisition of real estate and property additions	(16,596)	—
Development of real estate and property improvements	(144,903)	(197,190)
Loans to affiliates	(331,975)	(2,415)
Proceeds on loans from affiliates	330,000	—
Proceeds from repayment of loans to joint venture partners	18,020	58,564
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	12,000	—
Contributions to Unconsolidated Real Estate Affiliates	(19,440)	(20,734)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	27,760	29,041
Net cash used in investing activities	(125,134)	(132,734)
Cash Flows provided by (used in) Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	956,795	210,000
Principal payments on mortgages, notes and loans payable	(55,531)	(115,644)
Deferred finance costs	28	—
Buyback of Class A Stock	(95,000)	—
Buyback of Class B Stock	(224,525)	—
Series K preferred unit redemptions	(14,556)	—
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(2,119)	(1,613)
Cash distributions paid to stockholders	(501,306)	(210,530)
Cash distributions reinvested (DRIP) in common stock	—	139
Cash distributions paid to preferred stockholders	(3,984)	(3,984)
Cash distributions and redemptions paid to unit holders	(2,227)	(3,190)
Other, net	—	5,583
Net cash provided by (used in) financing activities	57,575	(119,239)
Net change in cash, cash equivalents and restricted cash	(57,527)	13,492
Cash, cash equivalents and restricted cash at beginning of period	298,693	231,939
Cash, cash equivalents and restricted cash at end of period	$241,166	$245,431

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$149,903	$138,646
Interest capitalized	5,590	4,325
Income taxes paid	145	67
Accrued capital expenditures included in accounts payable and accrued expenses	232,248	259,952
Cash paid for amounts included in the measurement of lease liabilities	2,191	—
Recognition of right-of-use asset	73,440	—
Lease liabilities arising from obtaining right-of-use lease asset	73,440	—
Straight-line ground rent asset reclassed to right-of-use asset	52,753	—
Straight-line ground rent liability reclassed to right-of-use asset	3,817	—
Straight-line building rent liability reclassed to right-of-use asset	3,556	—

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1        ORGANIZATION

Readers of this Quarterly Report on Form 10-Q (this "Quarterly Report") should refer to the Company's (as defined below) audited consolidated financial statements for the year ended December 31, 2018 which are included in the Company's Annual Report on Form 10-K (our "Annual Report") for the fiscal year ended December 31, 2018 (Commission File No. 001-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report. Unless context otherwise requires, capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

Brookfield Property REIT, Inc. (referred to herein as "BPR or the "Company"), formerly known as GGP Inc. ("GGP")), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust, referred to as a "REIT".

On March 26, 2018, GGP and Brookfield Property Partners L.P. ("BPY") entered into a definitive agreement (the "Merger Agreement") pursuant to which BPY would acquire all of the shares of GGP common stock, par value $0.01 per share, that BPY and its affiliates did not already own through a series of transactions (collectively, the "BPY Transaction"), including, among other things, the exchange of all shares of GGP common stock owned by certain affiliates of BPY and any subsidiary of GGP for Series B Preferred Stock (the "Class B Exchange") and the payment of a special dividend payable to certain holders of record of GGP common stock pursuant to the terms of the Merger Agreement (the "Pre-Closing Dividend").

BPR is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. In these notes, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of March 31, 2019, we are the owner, either entirely or with joint venture partners, of 123 retail properties in the United States.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of March 31, 2019, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through BPR REIT Services LLC. ("BPRRS"), Brookfield Properties Retail Inc. ("BPRI") and General Growth Management, Inc. ("GGMI"). Each of GGMI and BPRI is a taxable REIT subsidiary ("TRS"), which earn real estate management, leasing, development, and financing fees for other ancillary services for a majority of our Unconsolidated Real Estate Affiliates (defined below) and for substantially all of our Consolidated Properties (defined below). BPRI also serves as a contractor to GGMI for these services. BPRRS generally provides financial, accounting, tax, legal, development, and other services to our Consolidated Properties.

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

We operate in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use property operations in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue or combined assets. When assessing segment operating performance, certain non-cash and non-comparable items such as straight-line rent, depreciation expense and intangible asset and liability amortization are excluded from property operations, which are a result of GGP's emergence from bankruptcy, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

Reclassifications

Components of revenue that were previously reported as minimum rents, tenant recoveries, and overage rents have been combined and reported as rental revenues on the Consolidated Statements of Comprehensive Income. This change in presentation was done to improve comparability by conforming prior year presentation to the current year presentation required under Accounting Standards Codification ("ASC") 842. Total revenues of the Company are unchanged by this reclassification. Refer to Note 7 for further information.

	Three Months Ended March 31, 2018
	As Originally Reported	As Reclassified
Minimum rents	$368,523	$—
Tenant recoveries	157,002	—
Overage rent	6,244	—
Total rental revenues	$—	$531,769

Acquisitions of Operating Properties (Note 3)

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

The estimated fair value of in-place tenant leases includes lease origination costs (costs we would have incurred to lease the property to the current occupancy level of the property) and the lost revenues during the period necessary to lease-up from vacant to current occupancy level. Such estimates include the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance, and utilities) incurred during the lease-up period, which generally ranges up to one year. The fair value of the acquired in-place tenant leases is included in the balance of buildings and equipment and amortized over the remaining lease term for each tenant.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where we are the lessor or the lessee. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably certain. The remaining term of leases with renewal options at terms significantly below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term.

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of March 31, 2019
Tenant leases:
In-place value	$171,211	$(75,985)	$95,226

As of December 31, 2018
Tenant leases:
In-place value	$188,140	$(86,510)	$101,630

The above-market tenant leases are included in prepaid expenses and other assets (Note 14); the below-market tenant leases are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended March 31,
	2019	2018
Amortization/accretion effect on continuing operations	$(5,182)	$(16,039)

Future amortization/accretion of all intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2019 Remaining	$14,769
2020	14,096
2021	9,442
2022	8,580
2023	8,251

Revenue Recognition and Related Matters

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Leases

We have entered into lease arrangements for the land and buildings at certain properties, as well as for the use of office space in Chicago, Illinois. We account for leases under Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842" or "the new leasing standard"). We elected to use the "package of practical expedients", as discussed below, which allowed us not to reassess under the new leasing standard prior conclusions about lease identification, lease classification, and initial direct costs. We elected to recast prior-period comparative information presented in our Consolidated Statements of Comprehensive Income related to rental revenues.

The new leasing standard requires lessees to record a right-of-use ("ROU") asset and a related lease liability for the rights and obligations associated with all lessee leases. Topic 842 also modified the lease classification criteria through the elimination of "bright-line" tests, the removal of historical real estate specific lease provisions, and changes to lessor accounting to align with the new revenue recognition standard (ASC 606).

On the adoption date, we recognized lease liabilities of $73.4 million and ROU assets of $118.9 million for operating leases of Consolidated Properties for which we are the lessee included in accounts payable and accrued expenses and prepaid expenses and other assets, respectively, on the Consolidated Balance Sheet and there was no cumulative effect on retained earnings. In order to determine the lease liabilities recognized upon adoption, we discounted the remaining lease payments using our incremental borrowing rates ("IBR") at January 1, 2019. The weighted average rate applied was 7.36%. The ROU asset balance was initially measured as the lease liability amount adjusted by the amount of prepaid or accrued lease payments, deferred straight-line lease liabilities, and intangible ground lease assets and liabilities relating to leases recognized on our Consolidated Balance Sheet as of December 31, 2018. In transition, an adjustment of $45.4 million was made to the ROU asset balance to derecognize $52.8 million of below-market ground lease intangible assets (within prepaid expenses and other assets) and $7.4 million of accrued straight-line rent (within accounts payable and accrued expenses) previously recorded on our Consolidated Balance Sheet.

In addition to the "package of practical expedients", we elected to use the following additional practical expedients permitted by the new leasing standard:

•	The transition practical expedient that allows us to carry forward our historical accounting treatment for land easements on existing agreements.

•
The short-term lease election that allows a lessee not to apply the balance sheet recognition requirements to leases with a term of 12 months or less; lease payments associated with these leases are recognized on a straight-line basis as an expense over the lease term and are not material.

•	The practical expedient which allows a lessee to not separate lease and non-lease components. We have elected to apply this election to all classes of underlying assets.

•	The Company did not elect to apply the practical expedients related to hindsight or assessing impairment of ROU assets.

Lessee arrangements (policy applicable from January 1, 2019)

To account for leases for which we are the lessee under the new leasing standard, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date. Differences in lease classification will affect only the pattern and classification of expense recognition in our Consolidated Statements of Comprehensive Income.

The lease liability is initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the lessee’s incremental borrowing rate is used. The lease liability balance is subsequently amortized using the effective interest method. The incremental borrowing rate is determined using an approach based on the rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. We utilized a market-based approach to estimate the IBR for each individual lease. The approach required significant judgment. Therefore, we utilized different data sets to estimate base IBRs via an analysis of (i) yields on outstanding public debt of BPR, as well as comparable companies, (ii) observable mortgage rates, and (iii) unlevered property yields and discount rates. We then applied adjustments to account for considerations related to (i) term and (ii) security that may not be fully incorporated by the aforementioned data sets. Based on individual characteristics

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

of each lease, we selected an IBR taking into consideration how each data approach and adjustments thereto incorporate term, currency and security.

The lease term is the noncancelable period of the lease, and includes any renewal and termination options we are reasonably certain to exercise. The reasonably certain threshold is evaluated at lease commencement and is typically met if substantial economic incentives or termination penalties are identified.
Lease payments measured at the commencement date include fixed payments, in-substance fixed payments, variable lease payments dependent on a rate or index (using the index or rate in effect at lease commencement), any purchase option the lessee is reasonably certain to exercise, and payments of penalties for terminating the lease if the lease term reflects the lessee exercising the termination option. Fully variable lease payments without an in-substance fixed component are not included in the measurement of the lease liability and are recognized in the period in which the underlying contingency is resolved.
The lease liability is remeasured when the contract is modified, upon the resolution of a contingency such that variable payments become fixed or if our assessment of exercising an extension, termination or purchase option changes. Once remeasured, an adjustment is made to the ROU asset. However, if the carrying amount of the right-of-use asset is reduced to zero, any remaining amount of the remeasurement is recognized in earnings.

The ROU asset balance is initially measured as the lease liability amount, adjusted for any lease payments made prior to the commencement date, initial direct costs, estimated costs to dismantle, remove, or restore the underlying asset and incentives received.

Our current lessee lease portfolio is comprised entirely of operating leases; however if we enter into a finance lease in the future, the new leasing standard requires us to initially recognize and measure these leases using the same method as described above for operating leases. Subsequent to initial recognition, each lease payment would be allocated between interest expense and a reduction of the lease liability. Interest expense would be recognized over the lease term using the interest method to produce a constant periodic rate of interest on the remaining balance of the liability for each period and would be included in interest expense in our Consolidated Statements of Comprehensive Income. The ROU asset would be amortized on a straight-line basis over the lease term, with depreciation recorded in depreciation and amortization in our Consolidated Statements of Comprehensive Income.

The ROU assets in our operating leases are evaluated for impairment in a manner similar to our operating properties, as described below under "Impairment".

Lessor arrangements (policy applicable from January 1, 2019)

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of March 31, 2019, we do not have any material sales-type or direct financing leases.

For operating leases with minimum scheduled rent increases, we recognize rental income on a straight‑line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments (and, if applicable, any amounts necessary to satisfy a residual value guarantee) is probable. Variable lease payments are recognized as rental income in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Variable lease payments include overage rent, which is paid by a tenant when the tenant's sales exceed an agreed upon minimum amount, is recognized once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our leases also contain provisions for tenants to reimburse us for real estate taxes and insurance, as well as for other property operating expenses, marketing costs, and utilities, which are considered to be non-lease components. These tenant reimbursements are most often established in the leases or in less frequent cases computed based upon a formula. We have elected the practical expedient to not separate non-lease components from the lease component for all classes of underlying assets and determined that the lease component is the predominant component in the contract; therefore, these recoveries are recognized in a manner similar to minimum rents and variable rents within rental revenues on our Consolidated Statements of Comprehensive Income.

Recognizing rental and related income on a straight-line basis results in a difference in the timing of revenue recognition from what is contractually due from tenants. Straight-line rents are recorded in accounts receivable, net in our Consolidated Balance Sheet. If we determine that collectability of the lease payments is not probable, we record a current-period adjustment to rental income in the amount of the difference between cumulative straight-line and variable lease income recognized since lease commencement and the amounts collected from the lessee. Future revenue recognition is limited to amounts contractually owed and paid by the lessee. Generally, a lease is returned to accrual status when all delinquent payments become current under the terms of the lease agreement and collectability of the remaining contractual lease payments is reasonably probable.

Rental revenues also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as accretion related to above-market and below-market tenant leases on acquired properties and properties that were recorded at fair value at the emergence from bankruptcy.

In leasing tenant space, we may provide funding to the lessee through a tenant allowance. To account for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the control and ownership of such improvements. If we are considered the owner of the leasehold improvements, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the leasehold improvements, the allowance is capitalized to deferred expenses and considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

Deferred expenses (policy applicable from January 1, 2019)

The new leasing standard defines initial direct costs as incremental costs of a lease that would not have been incurred if the lease had not been obtained. These initial direct costs (consisting primarily of leasing commissions paid to third parties) are recognized as deferred expenses on our Consolidated Balance Sheet and are amortized using the straight-line method over the life of the leases. Other leasing costs which do not meet the definition of initial direct costs (consisting primarily of internal legal and leasing overhead costs) are expensed as incurred and included in property management and other costs in our Consolidated Statements of Comprehensive Income.

Policy applicable to periods prior to January 1, 2019

Our accounting policy for leases in which we are the lessor or lessee prior to the adoption of the new leasing standard can be found in our audited consolidated financial statements for the year ended December 31, 2018, which are included in our Annual Report.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Management fees from affiliates	$41,188	$25,766
Management fee expense	(12,517)	(10,491)
Net management fees from affiliates	$28,671	$15,275

Following the BPY Transaction, certain Brookfield Asset Management Inc. ("BAM")-owned entities provide certain management and administration services to BPR. BPR will pay an annual base management fee to BAM equal to 1.25% of the total capitalization of BPR, subject to certain adjustments. For the first twelve months following closing of the BPY Transaction, BAM has agreed to waive management fees payable by BPR. There were no amounts due pursuant to these services for the three months ended March 31, 2019.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the three months ended March 31, 2019.

Impairment

Operating Properties

We regularly review our Consolidated Properties for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant decreases in occupancy, debt maturities, changes in management's intent with respect to the properties and prevailing market conditions.

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

No provisions for impairment were recognized for the three months ended March 31, 2019. During the three months ended March 31, 2018, we recorded a $38.4 million impairment charge on our Consolidated Statements of Comprehensive Income related to one operating property that had non-recourse debt maturing during 2019 that exceeded the fair value of the operating property.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $987.0 million and $387.0 million outstanding under our credit facility as of March 31, 2019 and December 31, 2018, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases. This new guidance, including related ASUs that have been subsequently issued, was effective January 1, 2019, and required lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and finance leases. For leases with a term of 12 months or less, lessees were permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The guidance allowed lessors and lessees to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components. The guidance also provided an optional transition method which allowed entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary. The Company elected to apply the alternative transition method and no cumulative-effect adjustment to the opening balance of retained earnings was deemed necessary to record.

The Company adopted the new standard on January 1, 2019 and applied the new guidance as of that date. In addition, the Company has presented all income as a single line item within "rental revenues" in the accompanying Consolidated Statements of Comprehensive Income for the current and comparative period. Refer to the Reclassifications section of Note 2 for additional detail. The Company elected to use the "package of practical expedients", which allowed the Company to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not make any adjustments to the opening balance of retained earnings upon adoption of the new standard given the nature of the impacts and other transition practical expedients elected by the Company. The leases section above and Note 7 includes a discussion of the effect of the adoption of the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU will be effective for the Company January 1, 2020. The Company is evaluating the potential impact of this pronouncement on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and provides new, and in some cases eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities will be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On January 7, 2019, we completed the sale of our 12.0% interest in Bayside Marketplace for a sales price of $42.0 million, which resulted in a gain of $104.4 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019.

The Company entered into a series of separate transactions on August 27, 2018 as a result of the BPY Transaction as follows:

•
BPR-FF JV LLC joint venture was formed with Brookfield Real Estate Partners F LP. The Company contributed properties and recognized a gain from the change in control of the investment properties and other, net of $1.4 billion for the year ended December 31, 2018. In addition, the Company recognized a gain in Unconsolidated Real Estate Affiliates - gain on investment of $18.5 million for the year ended December 31, 2018.

•
Joint ventures were formed with the Teachers Insurance and Annuity Association of America. The Company contributed properties and recognized a gain from the change in control of the investment properties and other, net of $943.4 million for the year ended December 31, 2018. In addition, the Company recognized a gain in Unconsolidated Real Estate Affiliates - gain on investment of $18.4 million for the year ended December 31, 2018.

•
Joint ventures were formed with CBRE Global Investment Partners. The Company contributed properties and recognized a gain from the change in control of the investment properties and other, net of $454.0 million for the year ended December 31, 2018.

•
Joint ventures were formed with the California Public Employees' Retirement System. The Company contributed properties and recognized a gain in Unconsolidated Real Estate Affiliates - gain on investment of $440.3 million for the year ended December 31, 2018.

•
A new joint venture, BPY Retail Holdings LLC, was formed with an institutional investor. As a result of this investment, the institutional investor owns a noncontrolling interest in all retail assets of the Company, as all retail assets are wholly or partially owned by the Operating Partnership.

On January 29, 2018, we completed the sale of a 49.49% joint venture interest in an anchor box at Oakbrook Center to our joint venture partner for a sales price of $44.7 million, which resulted in a gain of $12.7 million recognized in gain from changes in control of investment properties and other, net for the three months ended March 31, 2018.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On September 15, 2016, joint ventures we formed with Simon Property Group and Authentic Brands Group LLC ("ABG") acquired Aeropostale, Inc. ("Aeropostale") for $80.0 million in total cash which included cash for working capital requirements of the retail business. The intellectual property and brand related assets were assigned to the Aero IpCo, LLC venture ("IPCO") and the assets and liabilities necessary to run the stores were assigned to the Aero OpCo, LLC venture. In connection with the transaction, our total investment was $20.4 million of cash contributed to the ventures for an effective ownership of approximately 26% in the two joint ventures. Aeropostale is a tenant at certain properties for which we receive rental income included in rental revenues on the Consolidated Statements of Comprehensive Income.

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded. There were no impairment charges recorded during the three months ended March 31, 2019. During the three months ended March 31, 2018, we recognized $38.4 million in impairment charges.

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

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of March 31, 2019 and December 31, 2018.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019		December 31, 2018
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$6,047,625	$5,694,225	$6,073,193	$6,048,104
Variable-rate debt	7,450,801	7,540,910	6,516,456	6,614,172
	$13,498,426	$13,235,135	$12,589,649	$12,662,276

(1)	Includes net market rate adjustments of $7.3 million and deferred financing costs of $115.9 million, net.

(2)	Includes net market rate adjustments of $7.7 million and deferred financing costs of $123.8 million, net.

The fair value of our junior subordinated notes approximates their carrying amount as of March 31, 2019 and December 31, 2018. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	March 31, 2019	December 31, 2018
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$3,604,141	$3,595,706
Buildings and equipment	23,215,593	23,468,110
Less accumulated depreciation	(4,452,934)	(4,361,210)
Construction in progress	470,510	489,250
Net property and equipment	22,837,310	23,191,856
Investment in unconsolidated joint ventures	627,254	632,060
Net investment in real estate	23,464,564	23,823,916
Cash and cash equivalents	586,310	540,905
Accounts receivable, net	345,813	348,655
Notes receivable	22,498	22,881
Deferred expenses, net	500,039	511,814
Prepaid expenses and other assets	718,603	796,815
Total assets	$25,637,827	$26,044,986
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$15,829,842	$16,139,498
Accounts payable, accrued expenses and other liabilities	1,032,661	1,118,663
Cumulative effect of foreign currency translation ("CFCT")	(7,701)	(21,384)
Owners' equity, excluding CFCT	8,783,025	8,808,209
Total liabilities and owners' equity	$25,637,827	$26,044,986
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$8,775,323	$8,786,824
Less: joint venture partners' equity	(4,806,830)	(4,796,896)
Plus: excess investment/basis differences	1,305,517	1,220,632
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	5,274,010	5,210,560
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	30,483	30,483
Retail investment, net	14,460	19,912
Investment in Unconsolidated Real Estate Affiliates, net	$5,318,953	$5,260,955
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$5,381,821	$5,385,582
Liability - Investment in Unconsolidated Real Estate Affiliates	(62,868)	(124,627)
Investment in Unconsolidated Real Estate Affiliates, net	$5,318,953	$5,260,955

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Rental revenues, net	$641,036	$420,419
Condominium sales	—	36,889
Other	15,366	18,269
Total revenues	656,402	475,577
Expenses:
Real estate taxes	62,121	36,136
Property maintenance costs	15,677	11,664
Marketing	6,074	5,591
Other property operating costs	79,552	56,305
Condominium cost of sales	—	26,895
Provision for doubtful accounts	—	2,559
Property management and other costs (2)	29,040	23,413
General and administrative	1,667	558
Depreciation and amortization	263,399	125,080
Total expenses	457,530	288,201
Interest income	2,282	1,841
Interest expense	(173,599)	(104,564)
Provision for income taxes	(567)	(205)
Loss in unconsolidated joint ventures	(8,733)	(7,563)
Income from continuing operations	18,255	76,885
Allocation to noncontrolling interests	(14)	(18)
Net income attributable to the ventures	$18,241	$76,867
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$18,241	$76,867
Joint venture partners' share of income	(9,056)	(35,601)
Elimination of gain from consolidated real estate investment with interest owned through joint venture	—	(89)
Loss on retail investment	(5,452)	(5,856)
Amortization of capital or basis differences	(11,606)	(11,482)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	$(7,873)	$23,839

(1)
The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from the joint ventures formed in conjunction with the BPY Transaction subsequent to August 27, 2018 (Note 3).

(2)     Includes management fees charged to the unconsolidated joint ventures by BPRRS and BRMI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 28 domestic joint ventures, comprising 66 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the investment, we utilize the equity method. If we have neither

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

As of March 31, 2019, the balance of ROU assets was $60.6 million, net and lease liabilities of $73.5 million for 25 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. All of these leases are operating leases; we do not have any finance leases.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $7.5 billion as of March 31, 2019 and $7.6 billion as of December 31, 2018, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $82.8 million at one property as of March 31, 2019, and $83.3 million as of December 31, 2018. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of March 31, 2019, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	March 31, 2019 (1)	Weighted-Average Interest Rate (2)	December 31, 2018 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$6,047,625	4.39%	$6,073,193	4.38%
Total fixed-rate debt	6,047,625	4.39%	6,073,193	4.38%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,698,647	4.40%	1,702,142	4.22%
Unsecured corporate debt (5)	5,752,154	4.89%	4,814,314	4.86%
Total variable-rate debt	7,450,801	4.78%	6,516,456	4.69%
Total Mortgages, notes and loans payable	$13,498,426	4.61%	$12,589,649	4.54%
Junior subordinated notes	$206,200	4.20%	$206,200	3.97%

(1)	Includes $7.3 million of market rate adjustments and $115.9 million of deferred financing costs, net.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes $7.7 million of market rate adjustments and $123.8 million of deferred financing costs, net.

(4)	$1.3 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2019, $11.9 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.3 billion of debt, are cross-collateralized. Although a majority of the $7.7 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $687.1 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPR. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the year ended December 31, 2018, we refinanced a consolidated mortgage note at 685 Fifth Avenue. The prior $340.0 million variable-rate consolidated mortgage note matured on July 1, 2018 and had an interest rate of LIBOR plus 2.75%. In connection with the refinancing, $100.0 million remained related to the commercial office unit and a new $275.0 million fixed-rate consolidated mortgage note with a term-to-maturity of 10.0 years and an interest rate of 4.53% was obtained on the retail unit. The $100.0 million was paid down in full in conjunction with the sale of the commercial office unit on July 13, 2018. In addition, we obtained a new fixed-rate subordinate loan at The Woodlands Mall for $62.4 million with an interest rate of 4.05% and obtained a new fixed-rate loan at 605 North Michigan Avenue for $80.0 million with an interest rate of 4.76%. We also refinanced mortgage notes totaling $117.0 million at two properties. The prior loans totaling $152.3 million had a weighted-average interest rate of 4.42%. The new loans have a weighted-average term-to-maturity of 4.3 years and a weighted-average interest rate of 5.24%. We released Columbiana Centre from the $1.4 billion term loan, substituting Columbia Mall and Quail Springs Mall, and conveyed Oak View Mall to the lender in full satisfaction of $74.7 million in outstanding debt. The Oak View transaction resulted in a $12.4 million gain on extinguishment of debt for the year ended December 31, 2018.

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	March 31, 2019 (1)	Weighted-Average Interest Rate	December 31, 2018 (2)	Weighted-Average Interest Rate
Unsecured debt:
Unsecured corporate debt	$5,855,535	4.89%	$4,923,740	4.86%
Total unsecured debt	$5,855,535	4.89%	$4,923,740	4.86%

(1)	Excludes deferred financing costs of $103.4 million in 2019 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $109.4 million in 2018 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bears interest at a rate equal to LIBOR plus 275 basis points and is scheduled to mature on March 25, 2029.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $987.0 million as of March 31, 2019. The Term A-1 Loan has a total commitment of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term A-2 Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term B Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement. The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt,

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio and fixed charge coverage ratio. As of March 31, 2019, we are not aware of any instances of non-compliance with such covenants.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust"), completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $45.3 million as of March 31, 2019 and $42.4 million as of December 31, 2018. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2019.

NOTE 7        LEASES

Lessee arrangements

We are the lessee in several ground lease agreements for the land under some of our owned buildings. Generally, we own the land underlying the properties; however, at certain properties, all or part of the underlying land is owned by a third party that leases the land to us through a long-term ground lease. In addition, we lease office space for our corporate headquarters and field offices. Our material consolidated leases have reasonably certain lease terms ranging from four years to forty years. Certain leases provide the lessee with two to three renewal options which are considered to be termination options unless it is reasonably certain that the Company will elect to renew and generally range from five years to ten years each, with renewal rent payments based on a predetermined annual increase, market rates at the time of exercise of the renewal, or changes in the Consumer Price Index ("CPI").

As of March 31, 2019, the balance of ROU assets was $118.5 million, net and lease liabilities of $73.3 million for seven ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The maturity of our operating lease liabilities as of March 31, 2019 is as follows:

Year	Amount
Remainder of 2019	$6,534
2020	8,958
2021	9,175
2022	9,395
2023	9,621
2024	9,853
2025 and thereafter	95,184
Total undiscounted lease payments	148,720
Less: Present value adjustment	(75,401)
Total lease liability	$73,319

The maturity of our operating lease liabilities as of December 31, 2018 is as follows:

Year	Amount
2019	$9,948
2020	10,164
2021	10,386
2022	10,592
2023	10,794
2024 and thereafter	118,835
Total	$170,719

Straight-line rent expense recognized for our consolidated operating leases was $0.7 million for ground leases and $2.0 million for the office lease for the quarter ended March 31, 2019 and is included in other property operating costs for ground leases and property management and other costs for the office lease, respectively, in the Consolidated Statements of Comprehensive Income. Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for the quarter ended March 31, 2019 and are included in other property operating costs in the Consolidated Statements of Comprehensive Income.

The following summarizes additional information related to our operating leases as of March 31, 2019:

Weighted-average remaining lease term (years)	17
Weighted-average discount rate	7.36%

Supplemental disclosure for the statement of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$2,191

Lessor arrangements

We own a property portfolio comprised primarily of Class A retail properties and lease this retail space to tenants. As of March 31, 2019, we own a controlling interest in and consolidate 57 retail properties located throughout the United States comprising approximately 50 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in year 2019 and typically include

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space.

The maturity analysis of the lease payments we expect to receive from our operating leases as of March 31, 2019 is as follows:

Year	Amount
Remainder of 2019	$710,542
2020	883,509
2021	794,816
2022	701,209
2023	605,294
2024	495,760
Subsequent	1,455,721
$5,646,851

The maturity analysis of the lease payments we expect to receive from our operating leases as of December 31, 2018 is as follows:

Year	Amount
2019	$764,196
2020	696,381
2021	621,582
2022	543,232
2023	464,453
Subsequent	1,442,312
$4,532,156

All lease-related income is reported as a single line item, rental revenues, in our Consolidated Statements of Comprehensive Income. Effective January 1, 2019, with the adoption of Topic 842, rental revenues is presented net of provision for doubtful accounts. Rental income recognized on a straight-line basis consists primarily of fixed and in-substance fixed lease payments (including lease payments related to non-lease components which have been combined with the lease component). Variable rental income represents variable lease payments, which consist primarily of overage rents; reimbursements for tenants’ pro rata share of real estate taxes, insurance, property operating and marketing expenses, and utilities; lease payments related to CPI-based escalations and market rent resets; and lease termination income.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In accordance with the terms of our operating leases, we billed separately for minimum rents, tenant recoveries and overage rents, lease termination income as shown below for the quarter ended March 31, 2019:

Amount
Minimum rents, billed	$221,962
Tenant recoveries, billed	91,927
Lease termination income, billed	1,495
Overage rent, billed	4,351
Total contractual operating lease billings	319,735
Adjustment to recognize contractual operating lease billings on a straight-line basis	3,197
Above and below-market tenant leases, net	2,795
Less provision for doubtful accounts	(2,707)
Total rental revenues, net	$323,020

Of the total contractual rental revenues we have billed, 79.2% are fixed lease payments.

NOTE 8        INCOME TAXES

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

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of March 31, 2019.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Distributions to preferred BPROP units ("Preferred Units")	$(1,614)	$(633)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("Common Units")	—	(560)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("LTIP Units")	—	(134)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	305	(533)
Net income allocated to noncontrolling interest of the Operating Partnership (1)	(5,324)	—
Allocation to noncontrolling interests	(6,633)	(1,860)
Other comprehensive (income) loss allocated to noncontrolling interests	—	2
Comprehensive income allocated to noncontrolling interests	$(6,633)	$(1,858)
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

Generally, each Series K Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPR’s Class A Stock, and each Series L Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPR’s Class B Stock. Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction is redeemable for a cash amount equal to the average closing price of BPR's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPR may elect to satisfy such redemption by delivering one share of BPR's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of March 31, 2019, the aggregate amount of cash the Company would have paid would have been $2.02 billion and $58.6 million, respectively.

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

As of March 31, 2019, there were 532,749.6574 Series D Preferred Units of BPROP outstanding and 502,657.8128 Series E Preferred Units of BPROP outstanding.

As of March 31, 2019, there were 9,717.658 Series B Preferred Units of BPROP outstanding. As of July 10, 2017, the Series B Preferred Unit conversion option expired, and each Series B Preferred Unit now has a fixed cash redemption value of $50 per unit.

Also, as of March 31, 2019, there were 4,176,972.006 Common Units of BPROP outstanding and 839,664 LTIP Units of BPROP outstanding. There were also 1,699,281.285 Series K Preferred Units of former Common Unit holders and 334,324 Series K Preferred Units of former LTIP holders. LTIP Units and Series K Preferred Units issued to individual former LTIP Unitholders are both subject to certain redemption rights.

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

The following table reflects the activity of the common redeemable noncontrolling interests for the three months ended March 31, 2019, and 2018.

Balance at January 1, 2018	$248,126
Net income	560
Distributions	(1,842)
Other comprehensive loss	(2)
Fair value adjustment for noncontrolling interests in Operating Partnership	(23,252)
Balance at March 31, 2018	$223,590

Balance at January 1, 2019	$73,696
LTIP Expense	3,358
Series K Preferred Unit redemption	(14,935)
Balance at March 31, 2019	$62,119

Class A Stock

Class A Stock refers to the Company's Class A Stock, par value $0.01 per share, authorized and issued to unaffiliated GGP common stockholders as part of the BPY Transaction.

Each share of Class A Stock is entitled to cumulative dividends per share in a cash amount equal in value to the amount of any distribution made on a BPY limited partnership unit ("BPY unit"). In addition, each share of Class A Stock is exchangeable for

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

one BPY unit or its cash equivalent (the form of payment to be determined by BP US REIT LLC, in its sole discretion). Such exchange and distribution rights are subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. If and to the extent declared by the Company's board of directors, the record and payment dates for the dividends or other distributions upon the shares of Class A Stock, to the extent not prohibited by applicable law, is expected to be the same as the record and payment dates for the dividends or other distributions upon the BPY units. Pursuant to the terms of the Company's charter, all such dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock or Class C Stock will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock or Class C Stock. The holders of Class A Stock shall not be entitled to any dividends from BPR other than the Class A dividend.

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

As there are certain events outside of the Company’s control whereby it could be required to redeem the Class A Stock for cash by the holders of the securities, the Class A Stock is included in redeemable equity. Accordingly, the Class A Stock are recorded at the greater of the carrying amount or their redemption value (i.e. fair value) as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in the Company’s Consolidated Balance Sheets. There is no adjustment within additional paid-in capital for the Class A stock when the fair value is less than the carrying value.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Pursuant to the Charter Amendments and subject to the prior rights of holders of all classes, including the Class A Stock, and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class B Stock will entitle its holder to cumulative dividends per share in a cash amount at a rate of 10% per year of the Class B liquidation amount per share, with such Class B liquidation amount per share equal to the last closing price of a share of GGP common stock on the New York Stock Exchange on the trading day immediately preceding the date the series B designations was filed with the Secretary of State of the State of Delaware. On October 18, 2018, each of the Class B Stock Holders hereby irrevocably waived, all of its right, title and interest in and to 2.5% of the Dividend Rate, including without elimination all rights and entitlement to payment of such amounts. This partial dividend waiver results in a 7.5% effective rate per year of the Class B Liquidation Amount per share. Dividends on the Class B Stock may also be paid by an in-kind distribution of additional shares of Class B Stock or any other class of shares of capital stock of BPR ranking junior to the Class A Stock. Dividends on the Class B Stock shall be cumulative and shall be payable quarterly in arrears, when, as and if declared by the Company's Board of Directors with respect to dividends on the Class B Stock.

Holders of the Class B Stock are not entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPR has paid the aggregate dividends owed to the holders of Class A Stock and (b) the dividend coverage ratio (as defined below) is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange or (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor. The dividend coverage ratio is referred to as a ratio of (i) BPR’s funds from operations, as calculated in accordance with the definition of funds from operations used by the National Association of Real Estate Investment Trusts ("Nareit"), for the immediately preceding fiscal quarter, to (ii) the product of (a) the amount of the most recent regular quarterly distribution declared by BPY on each BPY unit, times (b) the number of shares of Class A Stock outstanding at such time.

Class C Stock

Class C Stock refers to the Company's Class C Stock, par value $0.01 per share, authorized as part of the BPY Transaction. Pursuant to the amended charter and subject to the prior rights of holders of all classes, including the holders of Class A Stock and Class B Stock, and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class C Stock will entitle its holder to dividends when, as and if declared by the Company's Board of Directors out of any assets of BPR legally available therefore. The record and payment date for dividends on shares of Class C Stock shall be such date that the Company's Board of Directors shall designate.

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

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
May 6	May 31, 2019	June 28, 2019	$0.330
February 6	February 28, 2019	March 29, 2019	0.330
2018
October 31	November 30, 2018	December 31, 2018	$0.315
August 28	August 31, 2018	September 28, 2018	0.315

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Class A Stock Repurchases

On August 28, 2018, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant. On March 29, 2019, BPR purchased for cancellation 4,679,802 shares of Class A Stock at a purchase price of $20.30 per share, for an aggregate cost of approximately $95 million, excluding fees and expenses.

Class B Stock Dividend

Our Board of Directors declared Class B Stock dividends during 2019 as follows:

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
March 25	March 27, 2019	March 27, 2019	$1.015

A dividend was declared on the Class B Stock of the Company in the amount equal to all unpaid dividends on such shares from the date of issue to March 31, 2019 at the rate of 7.5% per annum payable on March 27, 2019 to the holders of record of Class B Stock on March 27, 2019.

Class B Stock Redemption

In the quarter, 2019, BPR redeemed 10,496,703 shares of Class B-1 Stock held by BPR FIN 1 Subco LLC for fair market value consideration of $224.5 million, being the redemption amount of the shares acquired at $21.39 per share.

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2018 as follows:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13, 2018	July 31, 2018	$0.22
February 7	April 13, 2018	April 30, 2018	0.22

(1)     Excludes the Pre-Closing Dividend (Note 1).

A Dividend Reinvestment Plan ("DRIP") provided eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares. Pursuant to the DRIP, eligible stockholders who enrolled in the DRIP on or before the fourth business day preceding the record date for a dividend payment were able to have that dividend reinvested. As a result of the DRIP elections, no shares were issued during the three months ended March 31, 2019 and 5,906 shares were issued during the three months ended March 31, 2018. The Company terminated the registration statement relating to the DRIP (File No. 333-172795) with the filing of a post-effective amendment on August 28, 2018.

Preferred Stock

On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Perpetual Preferred Stock (the "Pre-Merger Preferred Stock") at a price of $25.00 per share, resulting in net proceeds of $242.0 million after issuance costs. In connection with the BPY Transaction, each share of Pre-Merger Preferred Stock was converted into one share of 6.375% Series A cumulative redeemable preferred stock of BPR (the "Series A Preferred Stock"). The Series A Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%. The dividend is paid in arrears in preference to dividends on our Class A Stock, and reduces net income available to stockholders, and therefore, earnings per share.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Series A Preferred Stock does not have a stated maturity date but we may redeem the Series A Preferred Stock for $25.00 per share plus all accrued and unpaid dividends. Upon certain circumstances surrounding a change of control, holders of Series A Preferred Stock may elect to convert each share of their Series A Preferred Stock into a number of shares of Class A Stock or Class C Stock, at the option of the holder, equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 2.4679 shares of Class A Stock or Class C Stock (subject to certain adjustments related to splits, subdivisions, or combinations). The BPY Transaction did not meet the definition of a change in control per the certificate of designation governing the Series A Preferred Stock.

Our Board of Directors declared preferred stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
May 6	June 14, 2019	July 1, 2019	$0.3984
February 6	March 15, 2019	April 1, 2019	0.3984
2018
October 31	December 14, 2018	January 1, 2019	$0.3984
July 31	September 17, 2018	October 1, 2018	0.3984
May 3	June 15, 2018	July 2, 2018	0.3984
February 6	March 15, 2018	April 2, 2018	0.3984

Accumulated Other Comprehensive Loss

The following table reflects the components of accumulated other comprehensive loss as of March 31, 2019, and 2018:

	March 31, 2019	March 31, 2018
Net unrealized gains on financial instruments	$75	$167
Foreign currency translation	(83,188)	(72,398)
Accumulated other comprehensive loss	$(83,113)	$(72,231)

NOTE 10    EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period January 1, 2019 through March 31, 2019. There were 109,804,513 and 98,419,483 shares of Class A Stock outstanding as of December 31, 2018 and March 31, 2019, respectively. EPS is not presented for Class B Stock and Class C Stock as neither class of stock is publicly traded.

Common Stock

In 2018, basic EPS for common stock was computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS for common stock was computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), were computed using the "treasury" method. The dilutive effect of the Preferred Units was computed using the "if-converted" method.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Information related to our EPS calculations is summarized as follows:

Three Months Ended March 31, 2018
Numerators - Basic:
Net income	$65,896
Preferred Stock dividends	(3,984)
Allocation to noncontrolling interests	(1,860)
Net income attributable to common stockholders	$60,052
Denominators:
Weighted-average number of common shares outstanding - basic	957,450,333
Effect of dilutive securities	2,842,797
Weighted-average number of common shares outstanding - diluted	960,293,130
Anti-dilutive Securities:
Effect of Preferred Units	1,514,030
Effect of Common Units	8,374,109
Effect of LTIP Units	1,788,081
Weighted-average number of anti-dilutive securities	11,676,220

NOTE 11    STOCK-BASED COMPENSATION PLANS

The GGP Inc. 2010 Equity Plan (the "Equity Plan") was renamed as the Amended and Restated Brookfield Property REIT Inc. 2010 Equity Incentive Plan on August 28, 2018 in connection with the BPY Transaction. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the "Awards"). The Company's directors, officers and other employees and those of its subsidiaries and affiliates are eligible for the Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of BPR's Class A Stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed 10 years.

In connection with the BPY Transaction, the Equity Plan was amended and certain outstanding awards were modified. All outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPR and BPY options, respectively. Certain existing appreciation only LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. Outstanding restricted GGP shares were replaced with restricted shares of Class A Stock. As the awards were modified in conjunction with an equity restructuring, they were accounted for as modifications. Incremental compensation cost was measured as the excess of the fair value of the replacement awards over the fair value of the original awards immediately before the terms were modified. Total compensation cost measured at the date of modification was the grant-date fair value of the original awards for which the requisite service is expected to be rendered (or has already been rendered) plus the incremental cost associated with the replacement awards. For vested awards, incremental compensation cost was recognized on the modification date. For unvested awards, incremental compensation cost is being recognized over the remaining service period.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Compensation expense related to stock-based compensation plans for the three months ended March 31, 2019, and 2018 is summarized in the following table in thousands:

	Three Months Ended March 31,
	2019	2018
Stock options - Property management and other costs	$—	$89
Stock options - General and administrative	—	64
Restricted stock - Property management and other costs	1,384	1,103
Restricted stock - General and administrative	335	610
LTIP Units - Property management and other costs	72	363
LTIP Units - General and administrative	957	4,169
Total	$2,748	$6,398

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan for the three months ended March 31, 2019 and 2018:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	1,011,523	$19.71	14,427,103	$17.84
Granted	—	—	—	—
Exercised	(773,642)	17.91	(246,202)	15.61
Forfeited	(13)	26.05	—	—
Expired	—	—	(42,217)	22.19
Conversion effect (1)	—	—	—	—
Stock options Outstanding at March 31,	237,868	$25.59	14,138,684	$17.87

(1)
In connection with the BPY Transaction, outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPR and BPY options, respectively. The BPY options remain outstanding as of March 31, 2019 as they are held by employees of BPR subsidiaries. Stock compensation costs related to the grant of BPY option awards to employees of BPR subsidiaries are recognized as compensation expense with a corresponding capital contribution from BPY.

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	3,921,175	$25.96	4,747,664	$26.98
Granted (1)	—	—	—	—
Exercised	(1,694,222)	28.33	—	—
Forfeited	—	—	(179,824)	25.82
Expired	—	—	—	—
Conversion effect (1)	—	—	—	—
LTIP Units Outstanding at March 31,	2,226,953	$24.16	4,567,840	$27.02

(1)
In connection with the BPY Transaction, certain existing LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. The substitute LTIP awards remain outstanding as of March 31, 2019 as they are held by employees

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

of BPR subsidiaries. Stock compensation costs related to the grant of BPY affiliate LTIP awards to employees of BPR subsidiaries are recognized as compensation expense with a corresponding capital contribution from BPY.

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock Outstanding at January 1,	986,937	$22.48	1,089,364	$25.29
Granted	—	—	1,074,137	21.52
Vested	(384,553)	22.60	(224,532)	26.25
Forfeited	(3,266)	21.55	(68,076)	25.90
Conversion effect (1)	—	—	—	—
Restricted stock Outstanding at March 31,	599,118	$22.41	1,870,893	$22.99

(1)	In connection with the BPY Transaction, outstanding restricted GGP shares were replaced with restricted shares of Class A Stock.

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	March 31, 2019	December 31, 2018
Trade receivables	$96,530	$97,329
Short-term tenant receivables	4,326	4,378
Straight-line rent receivable	140,549	137,387
Other accounts receivable	2,924	3,126
Total accounts receivable	244,329	242,220
Provision for doubtful accounts	(21,489)	(19,658)
Total accounts receivable, net	$222,840	$222,562

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	March 31, 2019	December 31, 2018
Notes receivable	$239,993	$239,597
Accrued interest	7,101	17,340
Total notes receivable	$247,094	$256,937

Notes receivable includes a note from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The note bears interest at 8.0% compounded annually and matures on February 12, 2025. As of March 31, 2019, there was $199.8 million outstanding on the note.

On January 30, 2019, we entered into a revolving credit facility with BPY Bermuda Holdings IV Limited in which we lent $330.0 million. The note had an interest rate of LIBOR plus 2.50% and matured on January 30, 2020. On March 25, 2019, the note was paid down in full.

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31, 2019			December 31, 2018
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$134,361	$(103,398)	$30,963	$160,363	$(125,152)	$35,211
Below-market ground leases, net	—	—	—	61,983	(8,293)	53,690
Real estate tax stabilization agreement, net	111,506	(52,970)	58,536	111,506	(51,393)	60,113
Total intangible assets	$245,867	$(156,368)	$89,499	$333,852	$(184,838)	$149,014
Remaining prepaid expenses and other assets:
Restricted cash			40,380			51,674
Security and escrow deposits			1,562			1,394
Prepaid expenses			31,657			39,816
Other non-tenant receivables			53,059			53,016
Right of use assets, net			118,545			—
Other			16,675			18,734
Total remaining prepaid expenses and other assets			261,878			164,634
Total prepaid expenses and other assets			$351,377			$313,648

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31, 2019			December 31, 2018
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	180,395	(69,405)	$110,990	194,858	(76,825)	$118,033
Above-market ground leases, net	—	—	—	754	(73)	681
Total intangible liabilities	$180,395	$(69,405)	$110,990	$195,612	$(76,898)	$118,714
Remaining accounts payable and accrued expenses:
Accrued interest			32,339			29,576
Accounts payable and accrued expenses			52,289			68,425
Accrued real estate taxes			44,169			59,877
Deferred gains/income			64,897			75,841
Accrued payroll and other employee liabilities			27,423			64,515
Construction payable			232,248			267,102
Tenant and other deposits			12,674			12,248
Lease liability right of use			73,319			—
Insurance reserve liability			12,546			12,281
Capital lease obligations			5,385			5,385
Conditional asset retirement obligation liability			2,391			2,484
Other			209,381			236,921
Total remaining Accounts payable and accrued expenses			769,061			834,655
Total Accounts payable and accrued expenses			$880,051			$953,369

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Contractual rent expense, including participation rent	$3,265	$2,150
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	3,265	1,598

NOTE 18    SUBSEQUENT EVENTS

On April 9, 2019, the Company obtained a new variable-rate loan at Coronado Center, Governor's Square and Lynnhaven Mall for proceeds of $515.0 million with an interest rate of LIBOR plus 3.40%. The loan replaced three loans totaling $461.2 million with a weighted-average interest rate of 4.24%.

On April 26, 2019, the Company announced that it is offering $1.0 billion of senior secured notes. The notes will bear interest at an annual rate of 5.75%, payable on May 15 and November 15 of each year, beginning on November 15, 2019. The notes will mature on May 15, 2026.

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

Overview

GGP Inc., ("GGP" or the "Company") (now known as Brookfield Property REIT Inc. or "BPR"), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust, referred to as a "REIT".

On March 26, 2018, GGP and Brookfield Property Partners L.P. ("BPY") entered into a definitive agreement (the "Merger Agreement") pursuant to which BPY would acquire all of the shares of GGP common stock, par value $0.01 per share, that BPY and its affiliates did not already own through a series of transactions (collectively, the "BPY Transaction"), including, among other things, the exchange of all shares of GGP common stock owned by certain affiliates of BPY and any subsidiary of GGP for Series B Preferred Stock (the "Class B Exchange") and the payment of a special dividend payable to certain holders of record of GGP common stock pursuant to the terms of the Merger Agreement (the "Pre-Closing Dividend").

BPR is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. As used herein, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of March 31, 2019, we are the owner, either entirely or with joint venture partners, of 123 retail properties located throughout the United States comprising approximately 121 million square feet of gross leasable area, or GLA.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of March 31, 2019, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through BPR REIT Services LLC. ("BPRRS"), Brookfield Properties Retail Inc. ("BPRI") and General Growth Management, Inc. ("GGMI"). Each of GGMI and BPRI is a taxable REIT subsidiary ("TRS"), which earn real estate management and leasing fees, development fees, financing fees for other ancillary services for a majority of our unconsolidated real estate affiliates and for substantially all of our consolidated properties. BPRI also serves as a contractor to GGMI for these services. BPRRS generally provides financial, accounting, tax, legal, development, and other services to our consolidated properties.

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

As of March 31, 2019, the portfolio was 94.3% occupied, compared to 94.4% occupied at March 31, 2018. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 7.1% higher than the final rents paid on expiring leases.

We have identified approximately $1.5 billion of development and redevelopment projects within our portfolio, including re-development of anchor box spaces, over 80% of which is being invested into Class A retail properties. We currently expect to achieve stabilized returns of approximately 7-13% for all projects.

We believe our long-term strategy can provide our stockholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Net income attributable to BPR decreased from $64.0 million for the three months ended March 31, 2018 to $31.7 million for the three months ended March 31, 2019 primarily due to the sale of partial interests in properties related to joint ventures formed in conjunction with the BPY Transaction and an increase in interest expense as a result of the new debt related to the BPY Transaction. Our funds from operations ("FFO") decreased 51.8% from $328.2 million for the three months ended March 31, 2018 to $158.3 million for the three months ended March 31, 2019 primarily due to the sale of partial interests in properties related to joint ventures formed in conjunction with the BPY Transaction.

See Non-GAAP Supplemental Financial Measures below for a discussion of FFO, along with a reconciliation to Net income attributable to BPR.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	March 31, 2019 (1)	March 31, 2018 (1)
In-Place Rents Per Square Foot for Total Retail Properties (2)	$79.17	$78.73

Percentage Occupied for Total Retail Properties	94.3%	94.4%

(1)
Metrics exclude properties acquired in the year ended December 31, 2018 and the three months ended March 31, 2019, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

(2)	Rent is presented on a cash basis and consists of base minimum rent and common area costs.

Lease Spread Metrics

The following table summarizes signed leases compared to expiring leases in the same suite, for leases where (1) the downtime between new and previous tenant was less than 24 months, (2) the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet and (3) the new lease is at least a year. These metrics are weighted based on the operating income contribution of the properties.

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,105	4,488	7.5	$61.55	$57.45	$4.11	7.1%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended March 31, 2019 and 2018

The following table is a breakout of the components of rental revenues:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Components of Rental Revenues:
Base minimum rents	$221,962	$361,909	$(139,947)	(38.7)%
Lease termination income	1,495	5,603	(4,108)	(73.3)%
Straight-line rent	3,197	1,261	1,936	153.5%
Above and below-market tenant leases, net	2,795	(250)	3,045	(1,218.0)%
Tenant recoveries	91,927	157,002	(65,075)	(41.4)%
Overage rent	4,351	6,244	(1,893)	(30.3)%
Less provision for doubtful accounts	(2,707)	—	(2,707)	—
Total rental revenues, net	$323,020	$531,769	(208,749)	(39.3)%

Base minimum rents decreased $139.9 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $119.1 million decrease in permanent base minimum rents during the first quarter of 2019 compared to the first quarter of 2018 (Note 3).

Tenant recoveries decreased $65.1 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $58.4 million decrease in tenant recoveries during the first quarter of 2019 compared to the first quarter of 2018 (Note 3).

Management fees and other corporate revenues increased $15.4 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $12.2 million increase in property management and leasing fees during the first quarter of 2019 compared to the first quarter of 2018 (Note 3).

Real estate taxes decreased $18.9 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $19.4 million decrease in real estate taxes during the first quarter of 2019 compared to the first quarter of 2018 (Note 3).

Other property operating costs decreased $28.3 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $28.4 million decrease in other property operating costs during the first quarter of 2019 compared to the first quarter of 2018 (Note 3).

Interest expense increased $16.8 million, primarily due to a $68.2 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6). This was partially offset by the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. This resulted in a $50.7 million decrease in interest expense during the first quarter of 2019 compared to the first quarter of 2018 (Note 3).

The gain from changes in control of investment properties and other of $12.7 million during the three months ended March 31, 2018 relates to the sale of 49.9% joint venture interest in the Sears Box at Oakbrook Center (Note 3).

Provision for income taxes of $4.5 million during the three months ended March 31, 2019 is primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction.

Equity in income of unconsolidated real estate affiliates decreased $31.7 million, primarily due to a decrease in income recognition on condominiums.

The Unconsolidated Real Estate Affiliates - gain on investment during the three months ended March 31, 2019 relates to the sale of our 12.0% interest in Bayside Marketplace (Note 3). The Unconsolidated Real Estate Affiliates - gain on investment during the three months ended March 31, 2018 relates to the sale of a portion of our interest in Aeropostale (Note 3).

Liquidity and Capital Resources

Our primary source of cash is from the ownership and management of our properties and strategic dispositions. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances, dividends, share repurchases and strategic acquisitions.

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $200.8 million of consolidated unrestricted cash and $513.0 million of available credit under our credit facility as of March 31, 2019, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities; and

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, Class A Stock, Common Stock of BPROP, share repurchases or other capital raising activities.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $987.0 million as of March 31, 2019. The Term A-1 Loan has a total commitment of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term A-2 Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term B Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement. The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio and fixed charge coverage ratio. As of March 31, 2019, we are not aware of any instances of non-compliance with such covenants.

During the year ended December 31, 2018, we refinanced a consolidated mortgage note at 685 Fifth Avenue. The prior $340.0 million variable-rate consolidated mortgage note matured on July 1, 2018 and had an interest rate of LIBOR plus 2.75%. In connection with the refinancing, $100.0 million remained related to the commercial office unit and a new $275.0 million fixed-rate consolidated mortgage note with a term-to-maturity of 10.0 years and an interest rate of 4.53% was obtained on the retail unit. The $100.0 million was paid down in full in conjunction with the sale of the commercial office unit on July 13, 2018. In addition, we refinanced mortgage notes totaling $1.1 billion at nine properties. The prior loans totaling $1.2 billion had a weighted-average interest rate of 4.89%. The new loans have a weighted-average term-to-maturity of 5.1 years and a weighted-average interest rate of 5.21%. We also obtained new mortgage notes totaling $416.2 million at six properties with a weighted-average term-to-maturity of 4.6 years and a weighted-average interest rate of 4.72%.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bears interest at a rate equal to LIBOR plus 275 basis points and is scheduled to mature on March 25, 2029.

On April 26, 2019, the Company announced that it is offering $1.0 billion of senior secured notes. The notes will bear interest at an annual rate of 5.75%, payable on May 15 and November 15 of each year, beginning on November 15, 2019. The notes will mature on May 15, 2026.

As of March 31, 2019, we had $7.9 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of March 31, 2019, our proportionate share of total debt aggregated $21.6 billion. Our total debt includes our consolidated debt of $13.7 billion and our share of unconsolidated real estate affiliates debt of $7.9 billion. Of our proportionate share of total debt, $6.8 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 32.5% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $4.2 million at our proportionate share or approximately 20.2% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of March 31, 2019. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2023.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2019	$301,034	$1,304,957
2020	701,013	905,871
2021 (1)	2,772,728	758,156
2022	2,054,651	1,124,571
2023 (2)	3,238,521	1,269,020
Subsequent (3)	4,636,679	2,568,555
Total	$13,704,626	$7,931,130

(1)	Includes the Term A-1 Loan (Note 6).

(2)	Includes the Term A-2 Loan (Note 6).

(3)	Includes the Term B Loan (Note 6).

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

We have development and redevelopment activities totaling approximately $694.6 million under construction and $809.7 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active developments

The SoNo Collection	Norwalk, CT	Ground up development	2022	451.3	233.3

Active redevelopments

Paramus Park	Paramus, NJ	Sears Redevelopment for Stew Leonard's	2021	20.7	10.1
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2021	148.9	3.5
Other Projects	Various		2020-2022	73.7	26.9
Active developments/redevelopments				$694.6	$273.8
In planning

Ala Moana	Honolulu, HI	Residential Tower	2025	159.3	—
Alderwood	Lynnwood, WA	Sears Redevelopment - Retail	2022	5.6	0.9
Alderwood	Lynnwood, WA	Sears Redevelopment - Residential	2022	11.7	0.1
Jordan Creek	West Des Moines, IA	Younkers Redevelopment (inc. Dave & Busters)	2021	23.5	—
North Point	Alpharetta, GA	Sears Redevelopment - Retail + Restaurants	2022	13.1	0.3
North Point	Alpharetta, GA	Sears Redevelopment - Residential	2022	62.6	—
Northbrook Court	Northbrook, IL	Macy’s Redevelopment - Retail, grocery anchored expansion	2022	40.5	0.7
Northbrook Court	Northbrook, IL	Macy’s Redevelopment - Residential	2022	24.3	—
Oxmoor Center	Louisville, KY	Sears Redevelopment for Top Golf + restaurants	2022	28.5	0.7
Streets at Southpoint	Durham, NC	Mixed Use Densification	2024	106.5	—
Tysons Galleria	McLean, VA	Macy's Redevelopment for iPic and multi-level small-shop expansion	2022	123.1	1.1
Valley Plaza Mall	Bakersfield, CA	Sears backfill for multi-tenant spec	2021	18.1	—
Other Projects	Various		2021-2025	192.9	1.3
In planning				$809.7	$5.1
Total retail developments				$1,504.3	$278.9

(1)	Costs are at BPR's ownership share post August 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the three months ended March 31, 2019 increased from December 31, 2018 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to our investment to date.

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

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Operating capital expenditures (1)	$39,723	$37,130
Tenant allowances and capitalized leasing costs (2)	46,296	49,401
Capitalized interest and capitalized overhead	10,624	18,872
Total	$96,643	$105,403

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 3.3 million square feet.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
May 6	May 31, 2019	June 28, 2019	$0.330
February 6	February 28, 2019	March 29, 2019	0.330
2018
October 31	November 30, 2018	December 31, 2018	$0.315
August 28	August 31, 2018	September 28, 2018	0.315

Class B Stock Dividend

Our Board of Directors declared Class B Stock dividends during 2019 as follows:

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
March 25	March 27, 2019	March 27, 2019	$1.015

A dividend was declared on the Class B Stock of the Company in the amount equal to all unpaid dividends on such shares from the date of issue to March 31, 2019 at the rate of 7.5% per annum payable on March 25, 2019 to the holders of record of Class B Stock on March 22, 2019.

Common Stock Dividends

GGP's Board of Directors declared common stock dividends during 2019 and 2018 as follows:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13, 2018	July 31, 2018	$0.22
February 7	April 13, 2018	April 30, 2018	0.22

(1)     Excludes the Pre-Closing Dividend (Note 1).

Preferred Stock Dividends

On February 13, 2013, GGP issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. In connection with the BPY Transaction, each share was converted into one share of 6.375% Series A Preferred Stock. Our Board of Directors declared preferred stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
May 6	June 14, 2019	July 1, 2019	$0.3984
February 6	March 15, 2019	April 1, 2019	0.3984
2018
October 31	December 14, 2018	January 1, 2019	$0.3984
July 31	September 17, 2018	October 1, 2018	0.3984
May 3	June 15, 2018	July 2, 2018	0.3984
February 7	March 15, 2018	April 2, 2018	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was $10.0 million for the three months ended March 31, 2019 and $265.5 million for the three months ended March 31, 2018. Significant changes in the components of net cash (used in) provided by operating activities include:

•	in 2019, a decrease of cash inflows was primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3);

•	in 2018, an increase in cash inflows from distributions received from unconsolidated real estate affiliates; and

•	in 2018, an increase in cash inflows related to collection of accounts and notes receivable, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $(125.1) million for the three months ended March 31, 2019 and $(132.7) million for the three months ended March 31, 2018. Significant components of net cash (used in) provided by investing activities include:

•	in 2019, development of real estate and property improvements, $(144.9) million;

•	in 2019, proceeds from repayment of loans to joint venture partners, $18.0 million;

•	in 2019, contributions to unconsolidated real estate affiliates, $(19.4) million;

•	in 2019, distributions received from unconsolidated real estate affiliates in excess of income, $27.8 million;

•	in 2019, loan to affiliates of $(332.0) million;

•	in 2019, proceeds from loan to affiliates of $330.0 million;

•	in 2018, development of real estate and property improvements, $(197.2) million;

•	in 2018, proceeds from repayment of loans to joint venture partners, $58.6 million;

•	in 2018, contributions to unconsolidated real estate affiliates, $(20.7) million; and

•	in 2018, distributions received from unconsolidated real estate affiliates in excess of income, $29.0 million.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $57.6 million for the three months ended March 31, 2019 and $(119.2) million for the three months ended March 31, 2018. Significant components of net cash (used in) provided by financing activities include:

•	in 2019, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $956.8 million;

•	in 2019, buyback of Class A Stock of $(95.0) million;

•	in 2019, buyback of Class B Stock of $(224.5) million;

•	in 2019, cash distributions paid to stockholders of $(501.3) million;

•	in 2018, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $210.0 million; net of principal payments of $(115.6) million; and

•	in 2018, cash distributions paid to common stockholders of $(210.5) million.

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

For the three months ended March 31, 2019, there were no significant changes to these policies except for the policies related to the adoption of Accounting Standards Update ("ASU") 2016-02, Leases as of January 1, 2019 as described in Note 2 and below.

Leases

Effective January 1, 2019, we adopted the requirements of the new lease guidance which required lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and finance leases. For leases with a term of 12 months or less, lessees were permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The guidance allowed lessors and lessees to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components. The guidance also provided an optional transition method which allowed entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary. The Company elected to apply the alternative transition method and no cumulative-effect adjustment to the opening balance of retained earnings was deemed necessary to record.

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

Non-GAAP Supplemental Financial Measures and Definitions

Proportionate or At Share Basis

The following non-GAAP supplemental financial measures are all presented on a proportionate basis. The proportionate financial information presents the consolidated and unconsolidated properties at the Company's ownership percentage or "at share". This form of presentation offers insights into the financial performance and condition of the Company as a whole, given the significance of the Company's unconsolidated property operations that are owned through investments accounted for under GAAP using the equity method.

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

Funds From Operations ("FFO")

The Company determines FFO based upon the definition set forth by Nareit. The Company determines FFO to be its share of consolidated net income (loss) attributable to Brookfield Property REIT Inc. computed in accordance with GAAP, adjusted for real estate related depreciation and amortization, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon the Company's economic ownership interest, and all determined on a consistent basis in accordance with GAAP. The Company's presentation of FFO has been reflected on a proportionate basis.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

In order to provide a better understanding of the relationship between the Company's non-GAAP financial measures of FFO, a reconciliation of GAAP net income attributable to BPR to FFO has been provided. None of the Company's non-GAAP financial measures represents cash flow from operating activities in accordance with GAAP, none should be considered as an alternative to GAAP net income (loss) attributable to BPR and none are necessarily indicative of cash flow. In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company's proportionate share) as the Company believes that given the significance of the Company's operations that are owned through investments accounted for by the equity method of accounting, the detail of the operations of the Company's unconsolidated properties provides important insights into the income and FFO produced by such investments.

The following table reconciles GAAP net income attributable to BPR to FFO for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Net Income Attributable to BPR	$31,650	$64,036
Redeemable noncontrolling interests	—	694
Provision for impairment excluded from FFO	—	38,379
Unconsolidated Real Estate Affiliates - gain on investment	(104,354)	(10,361)
Noncontrolling interests in Unconsolidated Real Estate Affiliates - gain on investment of the Operating Partnership	10,175	—
Gain (loss) on sales of investment properties	(5,511)	10,343
Preferred stock dividends	(3,984)	(3,984)
Gain (loss) from changes in control of investment properties and other	—	(12,664)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	113,970	171,834
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	138,408	72,066
Noncontrolling interests in depreciation	(22,063)	(2,192)
FFO	$158,291	$328,151

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that do not relate to historical or current facts or matters are forward-looking statements. When used, the words “may," "will," "seek," "expects," "anticipates," "believes," "targets," "intends," "should," "estimates," "could," "continue," "assume," "projects," "plans," or similar expressions, are intended to identify forward-looking statements. Although we believe the expectations reflected in any forward-looking statement are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Accordingly, investors should use caution in relying on forward-looking statements.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	General volatility of conditions affecting the retail sector;

•	our inability to acquire and maintain tenants or to lease space on terms favorable to us;

•	risks related to the bankruptcy or store closures of national tenants with chains of stores in many of our properties;

•	our inability to sell real estate quickly;

•	risks related to perceptions by retailers and shoppers of the convenience and attractiveness of our retail properties;

•	risks related to the development, expansion and acquisitions of properties;

•	risks related to competition in our business;

•	risks related to natural disasters or terrorist attacks;

•	risks related to cyber and data security breaches or information technology failures;

•	environmental uncertainties and related costs, including costs resulting from uninsured potential losses;

•	general risks related to inflation or deflation;

•	risks relating to impairment charges for our real estate assets;

•	risks related to conflicts of interest with BPY and our status as "controlled company" within the meaning of the rules of Nasdaq;

•	our dependence on our subsidiaries for cash;

•
risks related to our joint venture partners, including risks related to conflicts of interests, potential bankruptcies, tax-related obligations and financial support relating to such joint venture partners;

•	our inability to maintain status as a REIT, and possible adverse changes to tax laws;

•	risks related to our indebtedness and debt restrictions and covenants;

•	our inability to refinance, extend, restructure or repay near and indeterminate debt;

•	our inability to raise capital through financing activities; and

•	risks related to the BPY Transaction.

We discuss these and other risks and uncertainties in our Annual Report and our quarterly periodic reports filed with the Securities and Exchange Commission. The Company may update that discussion in its periodic reports, but otherwise takes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in our Annual Report.

ITEM 4        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the persons performing the functions of principal executive and principal financial officers for us pursuant to a Master Services Agreement, dated August 27, 2018, among us, Brookfield Asset Management Inc. and other parties thereto (the "Master Services Agreement") of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).

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

The Company is subject to litigation related to the BPY Transaction. The Company cannot predict the outcome of pending litigation, nor can it predict the amount of time and expense that it will be required to resolve such litigation.

ITEM 1A    RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 28, 2018, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant. The Company has made no repurchases as of March 31, 2019 under the share repurchase program.

On March 25, 2019, BPR redeemed 10,496,703 shares of Class B-1 Stock held by BPR FIN 1 Subco LLC for fair market value consideration of $224.5 million, being the redemption amounts of the shares acquired at $21.39 per share.

On March 29, 2019, BPR purchased for cancellation 4,679,802 shares of Class A Stock at a purchase price of $20.30 per share, for an aggregate cost of approximately $95 million, excluding fees and expenses.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

The other information presented below is being filed as a result of the Company's adoption of the new accounting guidance for lease accounting ("ASC 842") on January 1, 2019. As part of that adoption, the Company elected the available practical expedient, for all classes of assets, not to separate lease components in contracts from the nonlease components in those contracts, when recording revenues associated with operating leases where it is the lessor. Since the lease component is the predominant component under the Company's leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and will be reported in all periods subsequent to the adoption of the new accounting guidance in a single caption, "rental revenues", on the Company's Consolidated Statements of Comprehensive Income. The presentation and disclosure of rental revenues have been adjusted to reflect these changes for the quarter ended March 31, 2019. Refer to Note 2 of Part I, Item 1 "Financial Statements" for further details on these updates to significant accounting policies.

This information is intended to assist investors in making comparisons of the Company's historical financial information with future financial information. The reported financial information below has been reclassified to conform to the current presentation.

The table below summarizes the reclassified presentation of our total revenues by year due to the adoption of the new leasing standard.

	Years Ended December 31,
	2018	2017	2016
Minimum rents	$1,297,945	$1,455,039	$1,449,704
Tenant recoveries	540,376	643,607	668,081
Overage rents	29,659	34,874	42,534
Management fees and other corporate revenues	125,776	105,144	95,814
Other	70,278	89,198	90,313
Total revenues, as reported	$2,064,034	$2,327,862	$2,346,446

The table below summarizes our total revenues as originally reported in our Annual Report to reflect the revised presentation of total combined rental revenues due to the adoption of the new leasing standard.

	Years Ended December 31,
	2018	2017	2016
Total rental revenues	$1,867,980	$2,133,520	$2,160,319
Management fees and other corporate revenues	125,776	105,144	95,814
Other	70,278	89,198	90,313
Total revenues, as reported	$2,064,034	$2,327,862	$2,346,446

ITEM 6     EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.1*	Modified Redemption Rights Agreement, dated August 28, 2018, between Brookfield Property REIT Inc. and Everitt Enterprises, Inc.

4.2*	Modified Redemption Rights Agreement, dated August 28, 2018, between Brookfield Property REIT Inc. and Koury Corporation.

31.1*	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Brookfield Property REIT Inc.'s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, has been filed with the SEC on May 10, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

*	Filed herewith.
**    Furnished herewith.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2019. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookfield Property REIT Inc.

Date: May 10, 2019	By:	/s/ Michelle Campbell
Michelle Campbell
Secretary

Date: May 10, 2019	By:	/s/ Bryan K. Davis
Bryan K. Davis
Chief Financial Officer*
Brookfield Property Group LLC

*
Mr. Davis performs the functions of chief financial officer for Brookfield Property REIT Inc. (the "Company") pursuant to a Master Services Agreement, dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.