Form 10-Q
period 2019-08-08
Brookfield Property REIT Inc.
filed 2019-08-09
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2019

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Transition Period from                    to

COMMISSION FILE NUMBER 1-34948

Brookfield Property REIT Inc.
(Exact name of registrant as specified in its charter)

Delaware			27-2963337
(State or other jurisdiction of incorporating or organization)			(I.R.S. Employer Identification Number)

250 Vesey Street, 15th Floor	New York	NY	10281-1023
(Address of principal executive offices)			(Zip Code)

(212) 417-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Stock, par value $.01 per share	BPR	Nasdaq Global Select Market
6.375% Series A Cumulative Perpetual Redeemable Preferred Stock, par value $0.01 per share	BPRAP	Nasdaq Global Select Market

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
☒ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 126-2 of the Exchange Act.

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
☐ Yes          ☒ No

The number of shares of Class A Stock, $.01 par value, outstanding on August 7, 2019 was 73,532,097.

Brookfield Property REIT Inc.

PART I        FINANCIAL INFORMATION

ITEM I        FINANCIAL STATEMENTS

Brookfield Property REIT Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$2,556,819	$2,706,701
Buildings and equipment	10,860,654	10,774,079
Less accumulated depreciation	(2,365,688)	(2,214,603)
Construction in progress	591,643	576,695
Net property and equipment	11,643,428	11,842,872
Investment in Unconsolidated Real Estate Affiliates	5,282,932	5,385,582
Net investment in real estate	16,926,360	17,228,454
Cash and cash equivalents	199,859	247,019
Accounts receivable, net	222,033	222,562
Notes receivable	339,928	256,937
Deferred expenses, net	136,592	145,631
Prepaid expenses and other assets (see Notes 7 and 14)	359,800	313,648
Deferred tax assets, net	612,922	619,275
Total assets	$18,797,494	$19,033,526
Liabilities:
Mortgages, notes and loans payable (including related party debt - see Note 6)	$13,843,348	$12,589,649
Investment in Unconsolidated Real Estate Affiliates	96,140	124,627
Accounts payable and accrued expenses (see Notes 7 and 15)	838,885	953,369
Dividend payable	16,262	4,668
Junior subordinated notes	206,200	206,200
Total liabilities	15,000,835	13,878,513
Redeemable Class A equity interests	1,674,301	2,305,895
Redeemable noncontrolling interests	62,222	73,696
Total redeemable interests	1,736,523	2,379,591
Equity:
Class B Stock & Series B Preferred Stock (collectively, "Combined Class B Stock"): 5,907,500,000 shares authorized, $0.01 par value, 466,376,490 and 454,744,938 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively (see Note 9)	4,664	4,547
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of June 30, 2019 and December 31, 2018	6,401	6,401
Common Stock: 965,000,000 shares authorized, $0.01 par value, no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Preferred Stock: 500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	242,042	242,042
Additional paid-in capital	6,087,409	5,772,824
Retained earnings (accumulated deficit)	(5,652,263)	(4,721,335)
Accumulated other comprehensive loss	(81,974)	(82,653)
Total stockholders' equity	606,279	1,221,826
Noncontrolling interests in Consolidated Real Estate Affiliates	13,528	26,652
Noncontrolling interests of the Operating Partnership	1,440,329	1,526,944
Total equity	2,060,136	2,775,422
Total liabilities, redeemable interests and equity	$18,797,494	$19,033,526

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Revenues:
Rental revenues, net	$314,239	$539,394	$637,259	$1,071,163
Management fees and other corporate revenues	38,050	26,030	79,238	51,795
Other	8,743	17,720	20,918	34,351
Total revenues	361,032	583,144	737,415	1,157,309
Expenses:
Real estate taxes	42,374	62,604	83,229	122,337
Property maintenance costs	6,335	10,976	16,396	25,690
Marketing	921	1,744	1,825	3,160
Other property operating costs	41,076	71,752	84,498	143,504
Provision for doubtful accounts	—	2,234	—	5,662
Property management and other costs	59,247	36,595	115,301	76,169
General and administrative	5,320	12,041	10,733	24,288
Costs related to the BPY Transaction	840	—	9,179	—
Provision for impairment	184,347	—	184,347	38,379
Depreciation and amortization	118,382	173,642	237,181	359,035
Total expenses	458,842	371,588	742,689	798,224
Interest and dividend income	2,891	9,518	11,313	18,667
Interest expense	(158,845)	(140,562)	(313,551)	(278,488)
Gain from changes in control of investment properties and other, net	—	—	—	12,664
(Loss) income before income taxes, equity (loss) in income of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	(253,764)	80,512	(307,512)	111,928
(Provision for) benefit from income taxes	(3,503)	22	(7,953)	302
Equity (loss) in income of Unconsolidated Real Estate Affiliates	(7,838)	15,030	(15,711)	38,869
Unconsolidated Real Estate Affiliates - gain on investment, net	—	—	104,354	10,361
Net (loss) income	(265,105)	95,564	(226,822)	161,460
Allocation to noncontrolling interests	37,885	(1,949)	31,252	(3,809)
Net (loss) income attributable to Brookfield Property REIT Inc.	$(227,220)	$93,615	(195,570)	157,651
Class A Stock Earnings Per Share (See Note 10):
Basic & Diluted Earnings Per Share	$0.330		$0.660
Common Stock Earnings Per Share (See Note 10):
Basic		$0.09		$0.16
Diluted		$0.09		$0.16

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Continued) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Comprehensive Income (Loss), Net:
Net (loss) income	$(265,105)	$95,564	$(226,822)	$161,460
Other comprehensive income (loss)
Foreign currency translation	1,131	(10,038)	727	(10,417)
Net unrealized gains (losses) on other financial instruments	8	(43)	(48)	8
Other comprehensive income (loss)	1,139	(10,081)	679	(10,409)
Comprehensive income (loss)	(263,966)	85,483	(226,143)	151,051
Comprehensive loss (income) allocated to noncontrolling interests	37,885	(1,865)	31,252	(3,723)
Comprehensive income (loss) attributable to Brookfield Property REIT Inc.	$(226,081)	$83,618	(194,891)	147,328

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2018	$10,130	$—	$—	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408	$—

Cumulative effect of accounting change						(16,864)				(16,864)
Net income						157,651			1,170	158,821
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(2,888)	(2,888)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									(4,998)	(4,998)
Long-Term Incentive Plan Common Unit grants, net (238,655 LTIP Units)					—	—			4,634	4,634
Restricted stock grants, net (1,000,143 common shares)	10			—	4,997					5,007
Employee stock purchase program (80,522 common shares)	1				1,797					1,798
Stock options exercised (249,508 common shares)	2				4,116					4,118
OP Unit Conversion to Common Stock (67,064 common shares)	1				1,368			—		1,369
Cash dividends reinvested (DRIP) in stock (11,239 common shares)	—			—	245	(245)				—
Other comprehensive loss							(10,323)			(10,323)
Cash distributions declared ($0.44 per share)						(421,447)				(421,447)
Cash distributions on Preferred Stock ($0.7968 per share)						(7,968)				(7,968)
Fair value adjustment for noncontrolling interest in Operating Partnership					22,395					22,395

Balance at June 30, 2018	$10,144	$—	$—	$242,042	$11,880,450	$(2,396,371)	$(82,229)	$(1,122,640)	$102,666	$8,634,062	$—

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at April 1, 2018	$10,143	$—	$—	$242,042	$11,876,351	$(2,275,096)	$(72,231)	$(1,122,640)	$98,958	$8,757,527	$—

Net income						93,615			503	94,118
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(1,275)	(1,275)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									2,230	2,230
Long-Term Incentive Plan Common Unit forfeitures (64,499 LTIP Units)									2,250	2,250
Restricted stock grants, net (5,918 common shares forfeited)					3,290					3,290
Employee stock purchase program (3,002 common shares)					61					61
Stock options exercised (3,306 common shares)					131					131
OP Unit Conversion to Common Stock (67,064 common shares)	1				1,368					1,369
Cash dividends reinvested (DRIP) in stock (5,333 common shares)					106	(106)				—
Other comprehensive loss							(9,998)			(9,998)
Cash distributions declared ($0.22 per share)						(210,800)				(210,800)
Cash distributions on Preferred Stock ($0.3984 per share)						(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership					(857)					(857)

Balance at June 30, 2018	$10,144	$—	$—	$242,042	$11,880,450	$(2,396,371)	$(82,229)	$(1,122,640)	$102,666	$8,634,062	$—

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2019	$—	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$—	$1,553,596	$2,775,422	$2,305,895

Net income (loss)						(259,617)			(34,288)	(293,905)	64,047
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(61,703)	(61,703)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									(3,204)	(3,204)
Buyback of Class A Stock						3,275				3,275	(114,542)
Buyback of Class B-1 Stock		(105)			(158,517)	(65,902)				(224,524)
Series K Preferred Unit redemption						923			(544)	379
Long Term Incentive Plan & Stock Option Expense						430				430
Preferred stock dividend ($0.7968 per share)						(7,968)				(7,968)
Other comprehensive loss							679			679
Dividends on Class A ( $0.66 per share) and Combined Class B Stock (Refer to Note 9)						(651,098)				(651,098)	(64,047)
Restricted stock grants, net (14,214 Class A Common shares )					—					—	5,298
Class A Conversion to Class B-1 (24,873,824 Class A Shares converted to 22,128,255 Class B-1 Shares)		222			473,102	49,029				522,353	(522,350)

Balance at June 30, 2019	$—	$4,664	$6,401	$242,042	$6,087,409	$(5,652,263)	$(81,974)	$—	$1,453,857	$2,060,136	$1,674,301

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at April 1, 2019	$—	$4,497	$6,401	$242,042	$5,731,469	$(5,233,154)	$(83,113)	$—	$1,510,010	$2,178,152	$2,069,999

Net income (loss)						(257,231)			(39,307)	(296,538)	30,011
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(14,708)	(14,708)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									(2,138)	(2,138)
Long Term Incentive Plan & Stock Option Expense						430				430
Buyback of Class A Stock										—	(16,266)
Preferred stock dividend ($0.3984 per share)						(3,984)				(3,984)
Other comprehensive loss							1,139			1,139
Dividends on Class A ( $0.33 per share) and Combined Class B Stock (Refer to Note 9)						(183,828)				(183,828)
Restricted stock expense, net of forfeitures (10,948 Class A Stock)										—	2,176
Class A Conversion to Class B-1 (18,171,862 Class A Shares converted to 16,648,280 Class B-1 Shares)		167			355,940	25,504				381,611	(381,608)
Class A Dividend										—	(30,011)

Balance at June 30, 2019	$—	$4,664	$6,401	$242,042	$6,087,409	$(5,652,263)	$(81,974)	$—	$1,453,857	$2,060,136	$1,674,301

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net income	$(226,822)	$161,460
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (income) of Unconsolidated Real Estate Affiliates	15,711	(38,869)
Distributions received from Unconsolidated Real Estate Affiliates	39,610	46,256
Provision for doubtful accounts	3,746	5,662
Depreciation and amortization	237,181	359,035
Amortization/write-off of deferred finance costs	15,398	5,544
Accretion/write-off of debt market rate adjustments	(831)	(2,230)
Amortization of intangibles other than in-place leases	(4,107)	7,150
Amortization of right of use assets	2,403	—
Straight-line rent amortization	(3,949)	(594)
Deferred income taxes	6,354	(1,692)
Unconsolidated Real Estate Affiliates - gain on investment, net	(104,354)	(10,361)
Gain from changes in control of investment properties and other, net	—	(12,664)
Provision for impairment	184,347	38,379
Net changes:
Accounts and notes receivable, net	(6,159)	5,963
Prepaid expenses and other assets (see Notes 7 and 14)	4,603	32,811
Deferred expenses, net	(8,352)	(21,577)
Accounts payable and accrued expenses (see Notes 7 and 15)	(59,240)	(50,045)
Other, net	5,728	13,803
Net cash provided by operating activities	101,267	538,031
Cash Flows used in Investing Activities:
Acquisition of real estate and property additions	(16,596)	—
Development of real estate and property improvements	(291,244)	(361,966)
Loans to affiliates	(330,000)	—
Loans to joint venture and joint venture partners	(95,947)	(5,772)
Proceeds from repayment of loans to affiliates	330,000	—
Proceeds from repayment of loans to joint venture and joint venture partners	18,020	80,000
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	12,000	60,960
Contributions to Unconsolidated Real Estate Affiliates	(144,213)	(82,637)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	256,075	124,792
Net cash used in investing activities	(261,905)	(184,623)
Cash Flows provided by (used in) Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable (including related party debt - see Note 6)	2,492,339	790,000
Principal payments on mortgages, notes and loans payable - (including related party debt - see Note 6)	(1,238,657)	(677,926)
Deferred finance costs	(14,549)	(213)
Buyback of Class A Stock	(111,266)	—
Buyback of Combined Class B Stock	(224,524)	—
Series K preferred unit redemptions	(14,556)	—
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(52,058)	(2,888)
Cash distributions paid to stockholders	(715,144)	(421,374)
Cash distributions reinvested (DRIP) in common stock	—	245
Cash distributions paid to preferred stockholders	(7,969)	(7,968)
Cash distributions and redemptions paid to unit holders	(3,781)	(6,361)
Other, net	—	5,705
Net cash provided by (used in) financing activities	109,835	(320,780)
Net change in cash, cash equivalents and restricted cash	(50,803)	32,628
Cash, cash equivalents and restricted cash at beginning of period	298,693	231,939
Cash, cash equivalents and restricted cash at end of period	$247,890	$264,567

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$315,548	$284,668
Interest capitalized	12,067	9,385
Income taxes paid	5,256	2,358
Accrued capital expenditures included in accounts payable and accrued expenses	260,636	243,924
Cash paid for amounts included in the measurement of lease liabilities	4,379	—
Recognition of right-of-use asset	75,504	—
Lease liabilities arising from obtaining right-of-use lease asset	75,504	—
Straight-line ground rent asset reclassed to right-of-use asset	53,779	—
Straight-line ground rent liability reclassed to right-of-use asset	3,817	—
Straight-line building rent liability reclassed to right-of-use asset	3,599	—
Non-cash transfer of legal rights for Coronado Center Mall (Refer to Note 3)	53,100	—

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

General

Brookfield Property REIT Inc. (referred to herein as "BPR or the "Company"), formerly known as GGP Inc. ("GGP"), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust, referred to as a "REIT".

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

BPR is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. In these notes, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of June 30, 2019, we were the owner, either entirely or with joint venture partners, of 123 retail properties in the United States.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of June 30, 2019, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

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

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Minimum rents	$379,312	$—	$747,835	$—
Tenant recoveries	156,155	—	313,157	—
Overage rent	3,927	—	10,171	—
Total rental revenues	$—	$539,394	$—	$1,071,163

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of June 30, 2019
Tenant leases:
In-place value	$160,459	$(74,427)	$86,032

As of December 31, 2018
Tenant leases:
In-place value	$188,140	$(86,510)	$101,630

The above-market tenant leases are included in prepaid expenses and other assets (Note 14); the below-market tenant leases are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization/accretion effect on continuing operations	$(4,599)	$(14,826)	$(9,781)	$(30,866)

Future amortization/accretion of all intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2019 Remaining	$9,479
2020	14,121
2021	9,493
2022	8,628
2023	8,345

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

Leases

We have entered into lease arrangements for the land and buildings at certain properties, as well as for the use of office space in Chicago, Illinois. We account for leases under Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842" or "the new leasing standard"). We elected to use the "package of practical expedients", as discussed below, which allowed us not to reassess

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

under the new leasing standard prior conclusions about lease identification, lease classification, and initial direct costs. We elected to recast prior-period comparative information presented in our Consolidated Statements of Comprehensive Income (Loss) related to rental revenues.

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

On the adoption date, we recognized lease liabilities of $73.4 million and ROU assets of $118.9 million for operating leases of Consolidated Properties for which we are the lessee included in accounts payable and accrued expenses and prepaid expenses and other assets, respectively, on the Consolidated Balance Sheet and there was no cumulative effect on retained earnings. In order to determine the lease liabilities recognized upon adoption, we discounted the remaining lease payments using our incremental borrowing rates ("IBR") at January 1, 2019. The weighted average rate applied was 7.36%. The ROU asset balance was initially measured as the lease liability amount adjusted by the amount of prepaid or accrued lease payments, deferred straight-line lease liabilities, and intangible ground lease assets and liabilities relating to leases recognized on our Consolidated Balance Sheet as of December 31, 2018. In transition, an adjustment of $45.4 million was made to the ROU asset balance to derecognize $52.8 million of below-market ground lease intangible assets (within prepaid expenses and other assets) and $7.4 million of accrued straight-line rent (within accounts payable and accrued expenses) which are now part of the total ROU assets previously recorded on our Consolidated Balance Sheet.

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

Lessee arrangements (policy applicable from January 1, 2019)

To account for leases for which we are the lessee under the new leasing standard, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date. Differences in lease classification will affect only the pattern and classification of expense recognition in our Consolidated Statements of Comprehensive Income (Loss).

The lease liability is initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the lessee’s incremental borrowing rate is used. The lease liability balance is subsequently amortized using the effective interest method. The incremental borrowing rate is determined using an approach based on the rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. We utilized a market-based approach to estimate the IBR for each individual lease. The approach required significant judgment. Therefore, we utilized different data sets to estimate base IBRs via an analysis of (i) yields on outstanding public debt of BPR, as well as comparable companies, (ii) observable mortgage rates, and (iii) unlevered property yields and discount rates. We then applied adjustments to account for considerations related to (i) term and (ii) security that may not be fully incorporated by the aforementioned data sets. Based on individual characteristics of each lease, we selected an IBR taking into consideration how each data approach and adjustments thereto incorporate term, currency and security.

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

Our current lessee lease portfolio is comprised entirely of operating leases; however if we enter into a finance lease in the future, the new leasing standard requires us to initially recognize and measure these leases using the same method as described above for operating leases. Subsequent to initial recognition, each lease payment would be allocated between interest expense and a reduction of the lease liability. Interest expense would be recognized over the lease term using the interest method to produce a constant periodic rate of interest on the remaining balance of the liability for each period and would be included in interest expense in our Consolidated Statements of Comprehensive Income (Loss). The ROU asset would be amortized on a straight-line basis over the lease term, with depreciation recorded in depreciation and amortization in our Consolidated Statements of Comprehensive Income (Loss).

The ROU assets in our operating leases are evaluated for impairment in a manner similar to our operating properties, as described below under "Impairment".

Lessor arrangements (policy applicable from January 1, 2019)

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of June 30, 2019, we do not have any material sales-type or direct financing leases.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our leases also contain provisions for tenants to reimburse us for real estate taxes and insurance, as well as for other property operating expenses, marketing costs, and utilities, which are considered to be non-lease components. These tenant reimbursements are most often established in the leases or in less frequent cases computed based upon a formula. We have elected the practical expedient to not separate non-lease components from the lease component for all classes of underlying assets and determined that the lease component is the predominant component in the contract; therefore, these recoveries are recognized in a manner similar to minimum rents and variable rents within rental revenues on our Consolidated Statements of Comprehensive Income (Loss).

Recognizing rental and related income on a straight-line basis results in a difference in the timing of revenue recognition from what is contractually due from tenants. Straight-line rents are recorded in accounts receivable, net in our Consolidated Balance Sheet. For leases where collectability of the lease payments is probable, we establish a general allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible based on our previous recovery experience. Changes in the general allowance are recognized in rental income on our Consolidated Statements of Comprehensive Income (Loss). If we determine that collectability of the lease payments is not probable, we record a current-period adjustment to rental income to reduce cumulative income recognized since lease commencement to the amount of cash collected from the lessee. Future revenue recognition is limited to amounts paid by the lessee. Generally, a lease is returned to accrual status when all delinquent payments become current under the terms of the lease agreement and collectability of the remaining contractual lease payments is reasonably probable.

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

Deferred expenses (policy applicable from January 1, 2019)

The new leasing standard defines initial direct costs as incremental costs of a lease that would not have been incurred if the lease had not been obtained. These initial direct costs (consisting primarily of leasing commissions paid to third parties) are recognized as deferred expenses on our Consolidated Balance Sheet and are amortized using the straight-line method over the life of the leases. Other leasing costs which do not meet the definition of initial direct costs (consisting primarily of internal legal and leasing overhead costs) are expensed as incurred and included in property management and other costs in our Consolidated Statements of Comprehensive Income (Loss).

Policy applicable to periods prior to January 1, 2019

Our accounting policy for leases in which we are the lessor or lessee prior to the adoption of the new leasing standard can be found in our audited consolidated financial statements for the year ended December 31, 2018, which are included in our Annual Report.

Management Fees and Other Corporate Revenues

Management fees and other corporate revenues primarily represent real estate management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates. Management fees are reported at 100% of the revenue earned from the joint venture in management fees and other corporate revenues on our Consolidated Statements of Comprehensive Income (Loss). Our share of the management fee expense incurred by the Unconsolidated Real Estate Affiliates is reported within equity in income of Unconsolidated Real Estate Affiliates on our Consolidated Statements of Comprehensive Income (Loss) and in property management and other costs in the Condensed Combined

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Statements of Income in Note 5. The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees from affiliates	$38,050	$26,030	$79,238	$51,795
Management fee expense	(12,013)	(10,287)	(24,530)	(20,779)
Net management fees from affiliates	$26,037	$15,743	$54,708	$31,016

Following the BPY Transaction, certain Brookfield Asset Management Inc. ("BAM")-owned entities provide certain management and administration services to BPR. BPR will pay an annual base management fee to BAM equal to 1.25% of the total capitalization of BPR, subject to certain adjustments. For the first twelve months following closing of the BPY Transaction, BAM has agreed to waive management fees payable by BPR. There were no amounts due pursuant to these services for the three and six months ended June 30, 2019.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the three and six months ended June 30, 2019.

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

Impairment charges are recorded in the Consolidated Statements of Comprehensive Income (Loss) when the carrying value of a property is not recoverable and it exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.

During the three and six months ended June 30, 2019, we recorded a $184.3 million impairment charge on our Consolidated Statements of Comprehensive Income (Loss) related to one operating property as a result of a significant decrease in market leasing assumptions.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

During the six months ended June 30, 2018, we recorded a $38.4 million impairment charge on our Consolidated Statements of Comprehensive Income (Loss) related to one operating property that had non-recourse debt maturing during 2019 that exceeded the fair value of the operating property. No provisions for impairment were recognized for the three months ended June 30, 2018.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $629.5 million and $387.0 million outstanding under our credit facility as of June 30, 2019 and December 31, 2018, respectively.

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

The Company adopted the new standard on January 1, 2019 and applied the new guidance as of that date. In addition, the Company has presented all income as a single line item within "rental revenues" in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the current and comparative period. Refer to the Reclassifications section of Note 2 for additional detail. The Company elected to use the "package of practical expedients", which allowed the Company to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not make any adjustments to the opening balance of retained earnings upon adoption of the new standard given the nature of the impacts and other transition practical expedients elected by the Company. The leases section above and Note 7 includes a discussion of the effect of the adoption of the new standard.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On April 19, 2019, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 1,250,000 shares of Series F Convertible Preferred Stock in Pinstripes, Inc. (par value $0.01 per share) at a price of $8.00 per share, for a $10.0 million total investment, resulting in a 7.6% ownership interest in Pinstripes, Inc. The investment is accounted for using the cost method as the Company has neither control nor significant influence over Pinstripes, Inc. and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

In connection with the formation of the BPR-FF JV LLC joint venture described below, the Company agreed to use reasonable efforts to cause a transfer to BPR-FF JV LLC of the legal rights it held in the Seritage Venture at Coronado Center Mall at an agreed upon value of $53.1 million. On April 9, 2019, the Company transferred its rights in the Sears Anchor Parcel at Coronado Center Mall to Coronado Center LLC. No gain or loss was recognized on the transaction.

On January 7, 2019, the Company completed the sale of our 12.0% interest in Bayside Marketplace for a sales price of $42.0 million. Due to cumulative distributions received in excess of its investment, the Company had a liability balance associated with its investment in Bayside Marketplace. Accordingly, the Company recognized a gain of $104.4 million included in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2019.

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

On January 29, 2018, we completed the sale of a 49.49% joint venture interest in an anchor box at Oakbrook Center to our joint venture partner for a sales price of $44.7 million, which resulted in a gain of $12.7 million recognized in gain from changes in control of investment properties and other, net for the six months ended June 30, 2018.

On September 15, 2016, joint ventures we formed with Simon Property Group and Authentic Brands Group LLC ("ABG") acquired Aeropostale, Inc. ("Aeropostale") for $80.0 million in total cash which included cash for working capital requirements of the retail business. The intellectual property and brand related assets were assigned to the Aero IpCo, LLC venture ("IPCO") and the assets and liabilities necessary to run the stores were assigned to the Aero OpCo, LLC venture. In connection with the transaction, our total investment was $20.4 million of cash contributed to the ventures for an effective ownership of approximately 26% in the two joint ventures. Aeropostale is a tenant at certain properties for which we receive rental income included in rental revenues on the Consolidated Statements of Comprehensive Income (Loss).

On December 29, 2017, we sold approximately 54% of our interest in IPCO to ABG for a sales price of $16.6 million, which resulted in a gain of $12.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2017. On March 30, 2018, ABG exercised their call right to purchase the remaining 46% of our original interest in IPCO for a sales price of $13.9 million, which resulted in a gain of $10.4 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2018. In addition, we invested $30.5 million in ABG units on December 29, 2017. The investment is considered a cost method investment and is included in investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded. During the three and six months ended June 30, 2019, we recognized $184.3 million in impairment charges. During the six months ended June 30, 2018, we recognized $38.4 million in impairment charges. There were no impairment charges recorded during the three months ended June 30, 2018.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Three and six months ended June 30, 2019
Investments in real estate (1)	$180,394	$—	$—	$180,394	$184,347
Six months ended June 30, 2018
Investments in real estate (1)	$71,181	$—	$—	$71,181	$38,379
_______________________________________________________________________________

(1)	Refer to Note 2 for more information regarding impairment. Investments in real estate includes consolidated properties and Unconsolidated Real Estate Affiliates.

Unobservable Quantitative Input	Rate
Three and six months ended June 30, 2019
Discount rate	5.50%
Terminal capitalization rate	4.00%
Six months ended June 30, 2018
Discount rate	9.75%
Terminal capitalization rate	10.25%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$7,009,354	$6,920,339	$6,073,193	$6,048,104
Variable-rate debt	6,833,994	6,920,058	6,516,456	6,614,172
	$13,843,348	$13,840,397	$12,589,649	$12,662,276

(1)	Includes net market rate adjustments of $6.9 million and deferred financing costs of $123.0 million, net.

(2)	Includes net market rate adjustments of $7.7 million and deferred financing costs of $123.8 million, net.

The fair value of our junior subordinated notes approximates their carrying amount as of June 30, 2019 and December 31, 2018. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	June 30, 2019	December 31, 2018
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$3,608,922	$3,595,706
Buildings and equipment	23,294,340	23,468,110
Less accumulated depreciation	(4,643,043)	(4,361,210)
Construction in progress	461,701	489,250
Net property and equipment	22,721,920	23,191,856
Investment in unconsolidated joint ventures	774,037	632,060
Net investment in real estate	23,495,957	23,823,916
Cash and cash equivalents	633,354	540,905
Accounts receivable, net	369,194	348,655
Notes receivable	22,562	22,881
Deferred expenses, net	485,955	511,814
Prepaid expenses and other assets	687,697	796,815
Total assets	$25,694,719	$26,044,986
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$16,210,922	$16,139,498
Accounts payable, accrued expenses and other liabilities	1,027,729	1,118,663
Cumulative effect of foreign currency translation ("CFCT")	(6,206)	(21,384)
Owners' equity, excluding CFCT	8,462,274	8,808,209
Total liabilities and owners' equity	$25,694,719	$26,044,986
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$8,456,069	$8,786,824
Less: joint venture partners' equity	(4,621,828)	(4,796,896)
Plus: excess investment/basis differences	1,296,693	1,220,632
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	5,130,934	5,210,560
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	40,483	30,483
Retail investment, net	15,375	19,912
Investment in Unconsolidated Real Estate Affiliates, net	$5,186,792	$5,260,955
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$5,282,932	$5,385,582
Liability - Investment in Unconsolidated Real Estate Affiliates	(96,140)	(124,627)
Investment in Unconsolidated Real Estate Affiliates, net	$5,186,792	$5,260,955

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Rental revenues, net	$621,741	$427,536	$1,262,777	$847,954
Condominium sales	—	12,384	—	49,273
Other	18,470	12,732	33,836	31,002
Total revenues	640,211	452,652	1,296,613	928,229
Expenses:
Real estate taxes	60,461	38,221	122,582	74,357
Property maintenance costs	12,463	945	28,140	12,608
Marketing	3,745	3,326	9,819	8,917
Other property operating costs	83,339	56,686	162,891	112,991
Condominium cost of sales	—	9,029	—	35,924
Provision for doubtful accounts	—	1,361	—	3,921
Property management and other costs (2)	26,961	22,453	56,004	45,863
General and administrative	464	1,109	2,131	1,667
Depreciation and amortization	262,917	159,243	526,316	284,323
Total expenses	450,350	292,373	907,883	580,571
Interest income	3,213	1,583	5,495	3,424
Interest expense	(176,073)	(116,083)	(349,672)	(220,647)
(Benefit from) provision for income taxes	180	(198)	(389)	(402)
Loss in unconsolidated joint ventures	(8,511)	(10,107)	(17,244)	(17,672)
Income from continuing operations	8,670	35,474	26,920	112,361
Allocation to noncontrolling interests	(13)	(19)	(27)	(37)
Net income attributable to the ventures	$8,657	$35,455	$26,893	$112,324
Equity In Income (loss) of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$8,657	$35,455	$26,893	$112,324
Joint venture partners' share of income	(3,565)	(12,639)	(12,626)	(48,240)
Elimination of gain from consolidated real estate investment with interest owned through joint venture	—	714	—	626
Gain (loss) on retail investment	916	(1,243)	(4,536)	(7,099)
Amortization of capital or basis differences	(13,846)	(7,257)	(25,442)	(18,742)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	$(7,838)	$15,030	$(15,711)	$38,869

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

As of June 30, 2019, the balance of ROU assets was $68.8 million, net and lease liabilities of $78.8 million for 25 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. All of these leases are operating leases; we do not have any finance leases.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $7.7 billion as of June 30, 2019 and $7.6 billion as of December 31, 2018, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $82.4 million at one property as of June 30, 2019, and $83.3 million as of December 31, 2018. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of June 30, 2019, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	June 30, 2019 (1)	Weighted-Average Interest Rate (2)	December 31, 2018 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$6,021,558	4.39%	$6,073,193	4.38%
Senior secured notes - silver bonds	987,796	5.75%	—	—
Total fixed-rate debt	7,009,354	4.58%	6,073,193	4.38%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	1,682,197	4.35%	1,702,142	4.22%
Unsecured corporate debt (5)	5,151,797	4.77%	4,814,314	4.86%
Total variable-rate debt	6,833,994	4.67%	6,516,456	4.69%
Total Mortgages, notes and loans payable	$13,843,348	4.62%	$12,589,649	4.54%
Junior subordinated notes	$206,200	4.03%	$206,200	3.97%

(1)	Includes $6.9 million of market rate adjustments and $123.0 million of deferred financing costs, net.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes $7.7 million of market rate adjustments and $123.8 million of deferred financing costs, net.

(4)	$1.3 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Collateralized Mortgages, Loan Extension, Notes and Loans Payable

As of June 30, 2019, $11.8 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.3 billion of debt, are cross-collateralized. Although a majority of the $7.7 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $679.7 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPR. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

On June 28, 2019, the Company paid off loans totaling $180.0 million on 730 Fifth Avenue and extended the loan to August 27, 2019. The payoff of the notes resulted in a $90.0 million increase in notes receivable as a result of the Company's funding of the joint venture partner's share of the loan paydown in the Consolidated Balance Sheets at June 30, 2019 (Note 13).

On June 3, 2019, the Company closed a new loan on the Grand Canal Shoppes in the amount of $975.0 million with a 10-year fixed interest rate of 4.29%, maturing July 2, 2029. This loan replaced the previous debt of $625.0 million on the property that matured on June 3, 2019.

On April 25, 2019, the Company obtained a one-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75%. A principal repayment of $10.1 million was made in conjunction with the extension.

On April 9, 2019, the Company closed a new loan on three properties included in the BPR-FF JV LLC joint venture. The three properties are Coronado Center, Governor's Square and Lynnhaven Mall. These properties were previously encumbered by $462.0 million of third-party debt which was replaced by a $515.0 million loan with an interest rate of LIBOR plus 340 basis points, maturing May 1, 2024. The new loan was recorded as an extinguishment of the previous loans and allocation of the new debt to the three properties.

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

Corporate and Other Unsecured Loans

We have certain debt obligations, the terms of which are described below:

	June 30, 2019 (1)	Weighted-Average Interest Rate	December 31, 2018 (2)	Weighted-Average Interest Rate
Corporate debt:
Unsecured corporate debt	$5,249,131	4.77%	$4,923,740	4.86%
Senior secured notes - silver bonds	1,000,000	5.75%	—	—
Total corporate debt	$6,249,131	4.93%	$4,923,740	4.86%

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(1)	Excludes deferred financing costs of $109.5 million in 2019 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $109.4 million in 2018 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bears interest at a rate equal to LIBOR plus 2.75% and is scheduled to mature on March 25, 2029. During the quarter ended June 30, 2019, the Company made a principal payment of $200.1 million. The balance at June 30, 2019 was $141.7 million. The Company borrowed an additional $70.5 million during the period with a maturity date of June 25, 2029. The balance at June 30, 2019 was $70.5 million.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $629.5 million as of June 30, 2019. The Term A-1 Loan has a total commitment of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term A-2 Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term B Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement. The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio and fixed charge coverage ratio. As of June 30, 2019, we are not aware of any instances of non-compliance with such covenants.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust"), completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $46.5 million as of June 30, 2019 and $42.4 million as of December 31, 2018. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2019.

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

As of June 30, 2019, the balance of ROU assets was $119.5 million, net and lease liabilities of $73.9 million for seven ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

The maturity of our operating lease liabilities as of June 30, 2019 is as follows:

Year	Amount
Remainder of 2019	$4,372
2020	8,985
2021	9,203
2022	9,424
2023	9,651
2024	9,883
2025 and thereafter	95,278
Total undiscounted lease payments	146,796
Less: Present value adjustment	(72,906)
Total lease liability	$73,890

The maturity of our operating lease liabilities as of December 31, 2018 is as follows:

Year	Amount
2019	$9,948
2020	10,164
2021	10,386
2022	10,592
2023	10,794
2024 and thereafter	118,835
Total	$170,719

Straight-line rent expense recognized for our consolidated operating leases was $0.7 million and $1.4 million for ground leases and $1.7 million and $3.7 million for the office lease for the three and six months ended June 30, 2019, respectively, and is included in other property operating costs for ground leases and property management and other costs for the office lease, respectively, in the Consolidated Statements of Comprehensive Income (Loss). Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for the three and six months ended June 30, 2019 and are included in other property operating costs in the Consolidated Statements of Comprehensive Income (Loss).

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following summarizes additional information related to our operating leases as of June 30, 2019:

Weighted-average remaining lease term (years)	17.3
Weighted-average discount rate	7.36%

Supplemental disclosure for the statement of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$4,379

Lessor arrangements

We own a property portfolio comprised primarily of Class A retail properties and lease this retail space to tenants. As of June 30, 2019, we own a controlling interest in and consolidated 57 retail properties located throughout the United States comprising approximately 50 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in year 2019 and typically include renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space.

The maturity analysis of the lease payments we expect to receive from our operating leases as of June 30, 2019 is as follows:

Year	Amount
Remainder of 2019	$486,206
2020	911,840
2021	828,089
2022	738,350
2023	644,876
2024	537,230
Subsequent	1,734,029
$5,880,620

The maturity analysis of the lease payments we expect to receive from our operating leases as of December 31, 2018 is as follows:

Year	Amount
2019	$764,196
2020	696,381
2021	621,582
2022	543,232
2023	464,453
Subsequent	1,442,312
$4,532,156

All lease-related income is reported as a single line item, rental revenues, in our Consolidated Statements of Comprehensive Income (Loss). Effective January 1, 2019, with the adoption of Topic 842, rental revenues is presented net of provision for doubtful accounts. Rental income recognized on a straight-line basis consists primarily of fixed and in-substance fixed lease payments (including lease payments related to non-lease components which have been combined with the lease component). Variable rental income represents variable lease payments, which consist primarily of overage rents; reimbursements for tenants’ pro rata share of real estate taxes, insurance, property operating and marketing expenses, and utilities; lease payments related to CPI-based escalations and market rent resets; and lease termination income.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In accordance with the terms of our operating leases, we bill our tenants separately for minimum rents, tenant recoveries and overage rents, lease termination income as shown below for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Minimum rents, billed	$218,974	$440,936
Tenant recoveries, billed	88,166	180,093
Lease termination income, billed	950	2,445
Overage rent, billed	1,944	6,295
Total contractual operating lease billings	310,034	629,769
Adjustment to recognize contractual operating lease billings on a straight-line basis	751	3,949
Above and below-market tenant leases, net	4,493	7,287
Less provision for doubtful accounts	(1,039)	(3,746)
Total rental revenues, net	$314,239	$637,259

Of the total contractual rental revenues we have billed, 79.4% and 79.3% are fixed lease payments for the three and six months ended June 30, 2019, respectively.

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

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributions to preferred BPROP units ("Preferred Units")	$(1,423)	$(628)	$(3,036)	$(1,261)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("Common Units")	—	(818)	—	(1,378)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("LTIP Units")	—	(190)	—	(324)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	9,616	(313)	9,920	(846)
Net income allocated to noncontrolling interest of the Operating Partnership (1)	29,692	—	24,368	—
Allocation to noncontrolling interests	37,885	(1,949)	31,252	(3,809)
Other comprehensive (income) loss allocated to noncontrolling interests	—	84	—	86
Comprehensive income allocated to noncontrolling interests	$37,885	$(1,865)	$31,252	$(3,723)

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

Holders of Series B Preferred Units, Series D Preferred Units, Series E Preferred Units and Series G Preferred Units of BPROP are each entitled to periodic distributions at the rates set forth in the Sixth Amended and Restated Agreement of Limited Partnership of BPROP. Generally, each Series K Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPR's Class A Stock. The holders of Series L Preferred Units of BPROP are generally entitled to a pro rata distribution of an aggregate cash amount equal to the sum of (i) the aggregate cash dividends declared on all outstanding shares of BPR's Class B Stock and (ii) the aggregate cash dividends declared on all outstanding shares of BPR's Series B Preferred Stock. Holders of Common Units of BPROP are entitled to distributions of all or a portion of BPROP’s remaining net operating cash flow, when and as declared by BPROP’s general partner. However, the Sixth Amended and Restated Agreement of Limited Partnership of BPROP permits distributions solely to BPR if such distributions were required to allow the Company to comply with the REIT distribution requirements or to avoid the imposition of excise tax.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Noncontrolling Interests - Permanent

As of June 30, 2019, there were 9,717.658 Series B Preferred Units of BPROP outstanding. As of July 10, 2017, the Series B Preferred Unit conversion option expired, and each Series B Preferred Unit now has a carrying value of $50 per unit.

Also, as of June 30, 2019, there were 4,156,971.851 Common Units of BPROP outstanding and 1,691,144.853 Series K Preferred Units of BPROP (former common unit holders). These Series K Units were established at $21 per unit and are not subject to adjustment based on fair value.

Noncontrolling Interests - Redeemable

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. Upon conversion, each Series D Preferred Unit entitles its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio. As of June 30, 2019, there were 532,749.6574 Series D Preferred Units of BPROP outstanding.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. Upon conversion, each Series E Preferred Unit entitles its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio. As of June 30, 2019, there were 502,657.8128 Series E Preferred Units of BPROP outstanding.

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

Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction is redeemable for a cash amount equal to the average closing price of BPR's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPR may elect to satisfy such redemption by delivering one share of BPR's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of June 30, 2019, the aggregate amount of cash the Company would have paid would have been $1.50 billion and $58.1 million, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table reflects the activity of the common redeemable noncontrolling interests for the three and six months ended June 30, 2019, and 2018.

Balance at January 1, 2018	$248,126
Net income	560
Distributions	(1,842)
Other comprehensive loss	(2)
Fair value adjustment for noncontrolling interests in Operating Partnership	(23,252)
Balance at March 31, 2018	223,590
Net income	818
Distributions	(1,842)
Other comprehensive loss	(84)
Fair value adjustment for noncontrolling interests in Operating Partnership	857
Balance at June 30, 2018	$223,339

Balance at January 1, 2019	$73,696
Net income	3,358
Series K Preferred Unit redemption	(14,935)
Balance at March 31, 2019	62,119
Net income	103
Balance at June 30, 2019	$62,222

Class A Stock

Class A Stock refers to the Company's Class A Stock, par value $0.01 per share, authorized and issued to unaffiliated GGP common stockholders as part of the BPY Transaction.

Each share of Class A Stock is entitled to cumulative dividends per share in a cash amount equal in value to the amount of any distribution made on a BPY limited partnership unit ("BPY unit"). In addition, each share of Class A Stock is exchangeable for one BPY unit or its cash equivalent (the form of payment to be determined by BP US REIT LLC, in its sole discretion). Such exchange and distribution rights are subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. If and to the extent declared by the Company's board of directors, the record and payment dates for the dividends or other distributions upon the shares of Class A Stock, to the extent not prohibited by applicable law, is expected to be the same as the record and payment dates for the dividends or other distributions upon the BPY units. Pursuant to the terms of the Company's charter, all such dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock, Series B Preferred Stock or Class C Stock will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock, Series B Preferred Stock or Class C Stock. The holders of Class A Stock shall not be entitled to any dividends from BPR other than the Class A dividend.

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

Class B Stock

The Company’s shareholders approved the amendment and restatement of the Company’s charter at its annual stockholder meeting on June 19, 2019 (the “Restated Charter”), which became effective on June 26, 2019 and, among other things, authorized the Company’s issuance of up to 965,000,000 shares of a new class of stock called Class B-2 Stock. Each share of Class B-2 Stock shall have terms (including the same powers, preferences and relative, participating, optional and other special rights, and qualifications, limitations and restrictions) identical to the terms of a share of Class B-1 Stock other than voting rights. The following description sets forth certain general terms and provisions of the Company's Class B-1 Stock and Class B-2 Stock (together the "Class B Stock").
Pursuant to the Restated Charter and subject to the prior rights of holders of all classes, including the Class A Stock, and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class B Stock entitles its holder to cumulative dividends per share in a cash amount at a rate of 6.5% per year of the Class B liquidation amount per share (which rate was 10.0% per year until the effective date of the Restated Charter on June 26, 2019) equal to $21.39 per share. On October 18, 2018, each holder of the Class B-1 Stock hereby irrevocably waived, all of its right, title and interest in and to 2.5% of the dividend rate, including without elimination all rights and entitlement to payment of such amounts. This partial dividend waiver resulted in a 7.5% effective rate per year of the Class B Liquidation Amount per share and was terminated upon the effectiveness of the Restated Charter. Dividends on the Class B Stock may also be paid by an in-kind distribution of additional shares of Class B Stock or any other class of shares of capital stock of BPR ranking junior to the Class A Stock. Dividends on the Class B Stock shall be cumulative and shall be payable quarterly in arrears, when, as and if declared by the Company's Board of Directors with respect to dividends on the Class B Stock.
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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Series B Preferred Stock
The following description sets forth certain general terms and provisions of the Series B Preferred Stock, par value $0.01 per share, of the Company (the "Series B Preferred Stock").
Pursuant to the Restated Charter and subject to the prior rights of holders of all classes, including the Class A Stock, Class B Stock and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Series B Preferred Stock will entitle its holder to cumulative dividends per share in a cash amount at a rate of 8.65% per year of the Class B liquidation amount per share (which rate was 10.0% until the effective date of the Restated Charter on June 26, 2019), with such Class B liquidation amount per share equal to $21.39. Dividends on the Series B Preferred Stock may also be paid by an in-kind distribution of additional shares of Series B Preferred Stock or any other class of shares of capital stock of BPR ranking junior to the Class A Stock and Class B Stock. Dividends on the Series B Preferred Stock shall be cumulative and shall be payable quarterly in arrears, when, as and if declared by the Company's Board of Directors with respect to dividends on the Series B Preferred Stock.

Holders of the Series B Preferred Stock are not entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPR has paid the aggregate dividends owed to the holders of Class A Stock and Class B Stock and (b) the dividend coverage ratio (as defined below) is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange or (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor. The dividend coverage ratio is referred to as a ratio of (i) BPR’s funds from operations, as calculated in accordance with the definition of funds from operations used by Nareit, for the immediately preceding fiscal quarter, to (ii) the product of (a) the amount of the most recent regular quarterly distribution declared by BPY on each BPY unit, times (b) the number of shares of Class A Stock outstanding at such time.

Class C Stock

Class C Stock refers to the Company's Class C Stock, par value $0.01 per share, authorized as part of the BPY Transaction. Pursuant to the amended charter and subject to the prior rights of holders of all classes, including the holders of Class A Stock, Class B Stock, Series B Preferred Stock and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class C Stock will entitle its holder to dividends when, as and if declared by the Company's Board of Directors out of any assets of BPR legally available therefore. The record and payment date for dividends on shares of Class C Stock shall be such date that the Company's Board of Directors shall designate.

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

Voting Rights

Stock Class	Authorized	Issued	Shares Outstanding	Votes per Share
Class A Stock	4,517,500,000	80,236,673	79,389,423	1:1
Class B-1 Stock	4,517,500,000	142,734,650	142,734,650	1:1
Class B-2 Stock	965,000,000	121,203,654	121,203,654	0:1
Series B Preferred Stock	425,000,000	202,438,184	202,438,184	1:1
Class C Stock	1,000,000,000	640,051,301	640,051,301	1:1

All share counts in table above are as of June 30, 2019.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
August 1	August 30, 2019	September 30, 2019	$0.330
May 6	May 31, 2019	June 28, 2019	0.330
February 6	February 28, 2019	March 29, 2019	0.330
2018
October 31	November 30, 2018	December 31, 2018	$0.315
August 28	August 31, 2018	September 28, 2018	0.315

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

In the quarter, BPR purchased 200,000 shares of Class A Stock at an average purchase price of $18.37 per share for an aggregate cost of approximately $3.68 million. As of June 30, 2019, these shares are held in treasury and were subsequently canceled in July 2019.

Furthermore, there were 647,250 shares of Class A Stock that were purchased in relation to the 2019 restricted stock grant. These shares were purchased at an average purchase price of $19.40 per share for an aggregate cost of approximately $12.59 million.

Class B Stock and Series B Preferred Stock Dividends

Our Board of Directors declared dividends on the Class B-1 Stock and the Series B Preferred Stock during 2019 as follows:

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
May 25	June 25, 2019	June 25, 2019	$0.397
March 25	March 27, 2019	March 27, 2019	1.015

A dividend was declared on the Class B-1 Stock and the Series B Preferred Stock of the Company in the amount equal to all unpaid dividends on such shares from the date of issue to March 31, 2019 at the rate of 7.5% per annum payable on March 27, 2019 to the holders of record of Class B-1 Stock and the Series B Preferred Stock on March 27, 2019 for a combined distribution total of approximately $467.3 million.

In the quarter ended June 30, 2019, a dividend was declared on the Class B-1 Stock and the Series B Preferred Stock of the Company in the amount equal to all unpaid dividends on such shares from March 31, 2019 to June 25, 2019 at the rate of 7.5% per annum payable on June 25, 2019 to the holders of record of Class B-1 Stock and the Series B Preferred Stock on June 25, 2019 for a combined distribution total of approximately $183.8 million.

Class B-1 Stock Redemption

In the first quarter of 2019, BPR redeemed 10,496,703 shares of Class B-1 Stock held by BPR FIN 1 Subco LLC, a related party, for fair market value consideration of $224.5 million, being the redemption amount of the shares acquired at $21.39 per share.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Class B-2 Stock Exchange

On June 26, 2019, following the effectiveness of the Restated Charter, certain subsidiaries of BPR FIN 1 Subco LLC, a related party, exchanged an aggregate of 121,203,654 shares of Class B-1 Stock held by such subsidiaries for 121,203,654 shares of Class B-2 Stock.

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2018 as follows:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13, 2018	July 31, 2018	$0.22
February 7	April 13, 2018	April 30, 2018	0.22

(1)     Excludes the Pre-Closing Dividend (Note 1).

A Dividend Reinvestment Plan ("DRIP") provided eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares. Pursuant to the DRIP, eligible stockholders who enrolled in the DRIP on or before the fourth business day preceding the record date for a dividend payment were able to have that dividend reinvested. As a result of the DRIP elections, no shares were issued during the six months ended June 30, 2019 and 5,906 shares were issued during the six months ended June 30, 2018. The Company terminated the registration statement relating to the DRIP (File No. 333-172795) with the filing of a post-effective amendment on August 28, 2018.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our Board of Directors declared preferred stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
August 1	September 13, 2019	October 1, 2019	$0.3984
May 6	June 14, 2019	July 1, 2019	0.3984
February 6	March 15, 2019	April 1, 2019	0.3984
2018
October 31	December 14, 2018	January 1, 2019	$0.3984
July 31	September 17, 2018	October 1, 2018	0.3984
May 3	June 15, 2018	July 2, 2018	0.3984
February 6	March 15, 2018	April 2, 2018	0.3984

Accumulated Other Comprehensive Loss

The following table reflects the components of accumulated other comprehensive loss as of June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Net unrealized gains on financial instruments	$83	$123
Foreign currency translation	(82,057)	(82,352)
Accumulated other comprehensive loss	$(81,974)	$(82,229)

NOTE 10    EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period January 1, 2019 through June 30, 2019. There were 109,804,513 and 79,389,423 shares of Class A Stock outstanding as of December 31, 2018 and June 30, 2019, respectively. EPS is not presented for Class B Stock, Series B Preferred Stock or Class C Stock as these classes of stock are not publicly traded.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Numerators - Basic:
Net income	$95,564	$161,460
Preferred Stock dividends	(3,984)	(7,968)
Allocation to noncontrolling interests	(1,949)	(3,809)
Net income attributable to common stockholders	$89,631	$149,683
Denominators:
Weighted-average number of common shares outstanding - basic	958,387	957,921
Effect of dilutive securities	1,808	2,321
Weighted-average number of common shares outstanding - diluted	960,195	960,242
Anti-dilutive Securities:
Effect of Preferred Units	1,514,030	1,514,030
Effect of Common Units	8,374,109	8,374,109
Effect of LTIP Units	1,724,953	1,756,343
Weighted-average number of anti-dilutive securities	11,613,092	11,644,482

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Compensation expense related to stock-based compensation plans for the three and six months ended June 30, 2019 and 2018 is summarized in the following table in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options - Property management and other costs	$29	$59	$29	$147
Stock options - General and administrative	4	10	4	74
Restricted stock - Property management and other costs	1,741	2,002	3,125	3,105
Restricted stock - General and administrative	425	1,284	760	1,894
LTIP Units - Property management and other costs	82	272	154	635
LTIP Units - General and administrative	417	3,793	1,374	7,962
Total	$2,698	$7,420	$5,446	$13,817

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan for the six months ended June 30, 2019 and 2018:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	1,011,523	$19.71	14,427,103	$17.84
Granted	—	—	—	—
Exercised	(773,642)	17.91	(249,508)	15.66
Forfeited	(13)	26.05	(1,082)	28.86
Expired	—	—	(48,919)	22.96
Conversion effect (1)	—	—	—	—
Stock options Outstanding at June 30,	237,868	$25.59	14,127,594	$17.86

(1)
In connection with the BPY Transaction, outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPR and BPY options, respectively. The BPY options remain outstanding as of June 30, 2019 as they are held by employees of BPR subsidiaries. Stock compensation costs related to the grant of BPY option awards to employees of BPR subsidiaries are recognized as compensation expense with a corresponding capital contribution from BPY.

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	3,921,175	$25.96	4,747,664	$26.98
Granted (1)	—	—	—	—
Exercised	(1,715,722)	28.34	(64,499)	29.15
Forfeited	—	—	(179,824)	25.82
Expired	—	—	—	—
Conversion effect (1)	—	—	—	—
LTIP Units Outstanding at June 30,	2,205,453	$24.11	4,503,341	$26.99

(1)
In connection with the BPY Transaction, certain existing LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. The substitute LTIP awards remain outstanding as of June 30, 2019 as they are held by employees of

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

BPR subsidiaries. Stock compensation costs related to the grant of BPY affiliate LTIP awards to employees of BPR subsidiaries are recognized as compensation expense with a corresponding capital contribution from BPY.

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Class A Restricted Stock Outstanding at January 1,	986,937	$22.48	1,089,364	$25.29
Granted	647,226	19.94	1,074,137	21.52
Vested	(385,081)	22.60	(230,147)	26.18
Forfeited	(14,214)	22.12	(73,994)	25.74
Conversion effect (1)	—	—	—	—
Class A Restricted Stock Outstanding at June 30,	1,234,868	$21.11	1,859,360	$22.98

(1)	In connection with the BPY Transaction, outstanding restricted GGP shares were replaced with restricted shares of Class A Stock.

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	June 30, 2019	December 31, 2018
Trade receivables	$100,124	$97,329
Short-term tenant receivables	4,647	4,378
Straight-line rent receivable	140,599	137,387
Other accounts receivable	(931)	3,126
Total accounts receivable	244,439	242,220
Provision for doubtful accounts	(22,406)	(19,658)
Total accounts receivable, net	$222,033	$222,562

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	June 30, 2019	December 31, 2018
Notes receivable	$331,109	$239,597
Accrued interest	8,819	17,340
Total notes receivable	$339,928	$256,937

Notes receivable includes a note from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The note bears interest at 8.0% compounded annually and matures on February 12, 2025. As of June 30, 2019, there was $292.4 million outstanding on the note, which includes an increase of $90.0 million related to the payoff of loans as a result of the Company's funding of the joint venture partner's share of the loan paydown on June 28, 2019 (Note 6). As of April 1, 2019, the note accrued total interest of $2.4 million. Due to uncertainties regarding the collectability, the note has been placed on non-accrual status whereby the Company is no longer recognizing unpaid interest on this note. The Company has evaluated the note for impairment, including consideration of the collateral value, and has concluded that it is not deemed probable that it will not be able to collect all amount due according to the contractual terms of the note. Accordingly, an allowance for loan loss has not been recognized.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On January 30, 2019, we entered into a revolving credit facility with BPY Bermuda Holdings IV Limited, a related party, in which we lent $330.0 million. The note had an interest rate of LIBOR plus 2.50% and matured on January 30, 2020. On March 25, 2019, the note was paid down in full.

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30, 2019			December 31, 2018
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$118,322	$(91,292)	$27,030	$160,363	$(125,152)	$35,211
Below-market ground leases, net	—	—	—	61,983	(8,293)	53,690
Real estate tax stabilization agreement, net	111,506	(54,548)	56,958	111,506	(51,393)	60,113
Total intangible assets	$229,828	$(145,840)	$83,988	$333,852	$(184,838)	$149,014
Remaining prepaid expenses and other assets:
Restricted cash			48,031			51,674
Security and escrow deposits			1,196			1,394
Prepaid expenses			32,208			39,816
Other non-tenant receivables			46,864			53,016
Right of use assets, net			119,463			—
Other			28,050			18,734
Total remaining prepaid expenses and other assets			275,812			164,634
Total prepaid expenses and other assets			$359,800			$313,648

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30, 2019			December 31, 2018
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	143,406	(67,399)	$76,007	194,858	(76,825)	$118,033
Above-market ground leases, net	—	—	—	754	(73)	681
Total intangible liabilities	$143,406	$(67,399)	$76,007	$195,612	$(76,898)	$118,714
Remaining accounts payable and accrued expenses:
Accrued interest			36,120			29,576
Accounts payable and accrued expenses			51,177			68,425
Accrued real estate taxes			54,344			59,877
Deferred gains/income			65,985			75,841
Accrued payroll and other employee liabilities			40,618			64,515
Construction payable			260,636			267,102
Tenant and other deposits			12,865			12,248
Lease liability right of use			73,890			—
Insurance reserve liability			12,404			12,281
Capital lease obligations			5,385			5,385
Conditional asset retirement obligation liability			2,319			2,484
Other			147,135			236,921
Total remaining Accounts payable and accrued expenses			762,878			834,655
Total Accounts payable and accrued expenses			$838,885			$953,369

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Contractual rent expense, including participation rent	$2,932	$2,191	$6,192	$4,341
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	2,932	1,639	6,192	3,237

NOTE 18    SUBSEQUENT EVENTS

On July 1, 2019, the Company made a principal payment of $7.0 million for a one-year extension of a loan at 830 North Michigan Avenue with an interest rate of LIBOR plus 1.60%. After this principal payment, the outstanding balance of the loan is $78.0 million.

On July 5, 2019, the Company obtained new loans at The Woodlands Mall for a total of $465.0 million, which consists of $425.0 million with an interest rate of 4.25% and $40.0 million with an interest rate of 5.50%, to replace previous debt on the property. The loan bears a weighted average interest rate of 4.36% and will mature on August 1, 2029. This loan replaced a previous $294.4 million loan that had an interest rate of 4.05% and a maturity date of June 10, 2023.

On July 10, 2019, the Company closed on a new loan on Westlake Center for $48.8 million with an interest rate of LIBOR plus 2.50% and a maturity date of July 10, 2021. This loan replaced the previous debt of $42.5 million with an interest rate of LIBOR plus 2.30% that matured on July 10, 2019.

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

BPR is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. As used herein, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of June 30, 2019, we were the owner, either entirely or with joint venture partners, of 123 retail properties located throughout the United States comprising approximately 121 million square feet of gross leasable area, or GLA.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of June 30, 2019, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

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

As of June 30, 2019, the portfolio was 95.0% leased, compared to 95.7% leased at June 30, 2018. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 7.2% higher than the final rents paid on expiring leases.

We have identified approximately $1.6 billion of development and redevelopment projects within our portfolio, including re-development of anchor box spaces, over 80% of which is being invested into Class A retail properties. We currently expect to achieve stabilized returns of approximately 6-9% for all projects.

We believe our long-term strategy can provide our stockholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Net income attributable to BPR decreased from $157.7 million for the six months ended June 30, 2018 to $(195.6) million for the six months ended June 30, 2019 primarily due to impairment at one operating property followed by the sale of partial interests in properties related to joint ventures formed in conjunction with the BPY Transaction and an increase in interest expense as a result of the new debt related to the BPY Transaction. Our funds from operations ("FFO") decreased 55.4% from $669.8 million for the six months ended June 30, 2018 to $299.1 million for the six months ended June 30, 2019 primarily due to the impairment of one operating property followed by the sale of partial interests in properties related to joint ventures formed in conjunction with the BPY Transaction.

See Non-GAAP Supplemental Financial Measures below for a discussion of FFO, along with a reconciliation to Net income attributable to BPR.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	June 30, 2019 (1)	June 30, 2018 (1)
In-Place Rents Per Square Foot for Total Retail Properties (2)	$80.13	$78.44

Percentage Leased for Total Retail Properties	95.0%	95.7%

(1)
Metrics exclude properties acquired in the year ended December 31, 2018 and the six months ended June 30, 2019, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

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

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread (4)	% Change (3)
Trailing 12 Month Commencements	1,151	4,451	6.9	$63.36	$59.09	$4.26	7.2%

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread (5)	% Change (3)
Trailing 12 Month Commencements	1,151	4,451	6.9	$47.88	$43.82	$4.05	9.2%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

(3)	Spread excludes short-term renewals at Ala Moana that are less than two years.

(4)	These metrics are weighted based on the operating income contribution of the properties.

(5)	These metrics are not weighted based on the operating income contribution of the properties.

Results of Operations

Three months ended June 30, 2019 and 2018

The following table is a breakout of the components of rental revenues:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Components of Rental Revenues:
Base minimum rents	$218,975	$362,649	$(143,674)	(39.6)%
Lease termination income	950	20,306	(19,356)	(95.3)%
Straight-line rent	752	(667)	1,419	(212.7)%
Above and below-market tenant leases, net	4,492	(2,976)	7,468	(250.9)%
Tenant recoveries	88,166	156,155	(67,989)	(43.5)%
Overage rent	1,944	3,927	(1,983)	(50.5)%
Less provision for doubtful accounts	(1,040)	—	(1,040)	—
Total rental revenues, net	$314,239	$539,394	$(225,155)	(41.7)%

Base minimum rents decreased $143.7 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $133.2 million decrease in permanent base minimum rents during the second quarter of 2019 compared to the second quarter of 2018 (Note 3).

Tenant recoveries decreased $68.0 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $59.7 million decrease in tenant recoveries during the second quarter of 2019 compared to the second quarter of 2018 (Note 3).

Management fees and other corporate revenues increased $12.0 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $12.9 million increase in property management and leasing fees during the second quarter of 2019 compared to the second quarter of 2018 (Note 3).

Real estate taxes decreased $20.2 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $21.2 million decrease in real estate taxes during the second quarter of 2019 compared to the second quarter of 2018 (Note 3).

Other property operating costs decreased $30.7 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $29.7 million decrease in other property operating costs during the second quarter of 2019 compared to the second quarter of 2018 (Note 3).

The provision for impairment during the three months ended June 30, 2019 is related to an impairment charge recorded on one operating property (Note 2).

Depreciation and amortization decreased $55.3 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $61.0 million decrease in depreciation and amortization during the second quarter of 2019 compared to the second quarter of 2018.

Interest expense increased $18.3 million, primarily due to a $72.9 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6). This was partially offset by the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. This resulted in a $51.4 million decrease in interest expense during the second quarter of 2019 compared to the second quarter of 2018 (Note 3).

The provision for income taxes of $3.5 million during the three months ended June 30, 2019 is primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction.

Equity in income of unconsolidated real estate affiliates decreased $22.9 million, primarily due to a decrease in income recognition on condominiums.

Six months ended June 30, 2019 and 2018

The following table is a breakout of the components of rental revenues:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Components of Rental Revenues:
Base minimum rents	$440,934	$724,561	$(283,627)	(39.1)%
Lease termination income	2,446	25,909	(23,463)	(90.6)%
Straight-line rent	3,949	593	3,356	565.9%
Above and below-market tenant leases, net	7,288	(3,228)	10,516	(325.8)%
Tenant recoveries	180,093	313,157	(133,064)	(42.5)%
Overage rent	6,295	10,171	(3,876)	(38.1)%
Less provision for doubtful accounts	(3,746)	—	(3,746)	—
Total rental revenues, net	$637,259	$1,071,163	$(433,904)	(40.5)%

Base minimum rents decreased $283.6 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $265.3 million decrease in permanent base minimum rents during the first six months of 2019 compared to the first six months of 2018 (Note 3).

Tenant recoveries decreased $133.1 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $118.1 million decrease in tenant recoveries during the first six months of 2019 compared to the first six months of 2018 (Note 3).

Management fees and other corporate revenues increased $27.4 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $25.5 million increase in property management and leasing fees during the first six months of 2019 compared to the first six months of 2018 (Note 3).

Real estate taxes decreased $39.1 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $40.7 million decrease in real estate taxes during the first six months of 2019 compared to the first six months of 2018 (Note 3).

Other property operating costs decreased $59.0 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $58.0 million decrease in other property operating costs during the first six months of 2019 compared to the first six months of 2018 (Note 3).

The provisions for impairment during the six months ended June 30, 2019 and six months ended June 30, 2018 are related to impairment charges recorded on one operating property in each period. (Note 2).

Depreciation and amortization decreased $121.9 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $122.5 million decrease in depreciation and amortization during the first six months of 2019 compared to the first six months of 2018.

Interest expense increased $35.1 million, primarily due to a $141.2 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6). This was partially offset by the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. This resulted in a $102.1 million decrease in interest expense during the first six months of 2019 compared to the first six months of 2018 (Note 3).

The gain from changes in control of investment properties and other of $12.7 million during the six months ended June 30, 2018 relates to the sale of a 49.9% joint venture interest in the Sears Box at Oakbrook Center (Note 3).

Provision for income taxes of $8.0 million during the six months ended June 30, 2019 is primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction.

Equity in income of Unconsolidated Real Estate Affiliates decreased $54.6 million, primarily due to a decrease in income recognition on condominiums.

The Unconsolidated Real Estate Affiliates - gain on investment during the six months ended June 30, 2019 relates to the sale of our 12.0% interest in Bayside Marketplace (Note 3). The Unconsolidated Real Estate Affiliates - gain on investment during the six months ended June 30, 2018 relates to the sale of a portion of our interest in Aeropostale (Note 3).

Liquidity and Capital Resources

Our primary source of cash is from the ownership and management of our properties and strategic dispositions. In addition, we will also use strategic dispositions and financings as a source of capital. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances, dividends, share repurchases and strategic acquisitions.

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $199.9 million of consolidated unrestricted cash and $870.5 million of available credit under our credit facility as of June 30, 2019, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities; and

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, Class A Stock, Common Units of BPROP, share repurchases or other capital raising activities.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $629.5 million as of June 30, 2019. The Term A-1 Loan has a total commitment of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term A-2 Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term B Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement. The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio and fixed charge coverage ratio. As of June 30, 2019, we are not aware of any instances of non-compliance with such covenants.

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

On June 28, 2019, the Company paid off loans totaling $180.0 million on 730 Fifth Avenue and extended the loan to August 27, 2019. The payoff of the notes resulted in a $90.0 million increase in notes receivable as a result of the Company's funding of the joint venture partner's share of the loan paydown in the Consolidated Balance Sheets at June 30, 2019.

On June 3, 2019, the Company closed a new loan on the Grand Canal Shoppes in the amount of $975.0 million with a 10-year fixed interest rate of 4.29%, maturing July 2, 2029. This loan replaced the previous debt of $625.0 million on the property that matured on June 3, 2019.

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC, and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026.

On April 25, 2019, the Company obtained a one-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75%. A principal repayment of $10.1 million was made in conjunction with the extension.

On April 9, 2019, the Company closed a new loan on three properties included in the BPR-FF JV LLC joint venture. The three properties are Coronado Center, Governor's Square and Lynnhaven Mall. These properties were previously encumbered by $462.0 million of third-party debt which was replaced by a $515.0 million loan with an interest rate of LIBOR plus 340 basis points, maturing May 2024. The new loan was recorded as an extinguishment of the previous loans and allocation of the new debt to the three properties.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bears interest at a rate equal to LIBOR plus 2.75% and is scheduled to mature on March 25, 2029. During the quarter ended June 30, 2019, the Company made a principal payment of $200.1 million. The balance at June 30, 2019 was $141.7 million. The Company borrowed an additional $70.5 million during the period with a maturity date of June 25, 2029. The balance at June 30, 2019 was $70.5 million.

As of June 30, 2019, we had $7.1 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of June 30, 2019, our proportionate share of total debt aggregated $22.0 billion. Our total debt includes our consolidated debt of $14.0 billion and our share of unconsolidated real estate affiliates debt of $8.0 billion. Of our proportionate share of total debt, $6.1 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 29.8% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $4.1 million at our proportionate share or approximately 20.4% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of June 30, 2019. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2023.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2019	$215,153	$665,377
2020	783,348	903,813
2021 (1)	2,631,375	828,555
2022	1,691,156	1,123,779
2023 (2)	3,232,090	1,197,032
Subsequent (3)	5,496,426	3,330,316
Total	$14,049,548	$8,048,872

(1)	Includes the Term A-1 Loan (Note 6).

(2)	Includes the Term A-2 Loan (Note 6).

(3)	Includes the Term B Loan (Note 6).

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

We have development and redevelopment activities totaling approximately $720.0 million under construction and $856.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active developments

The SoNo Collection	Norwalk, CT	Ground up development	2022	460	279

Active redevelopments

Paramus Park	Paramus, NJ	Sears Redevelopment for Stew Leonard's	2021	21	13
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2022	149	14
Other Projects	Various		2020-2022	90	25
Active developments/redevelopments				$720	$331
In planning

Ala Moana	Honolulu, HI	Residential Tower	2025	160	—
North Point	Alpharetta, GA	Sears Redevelopment - Residential	2022	63	—
Northbrook Court	Northbrook, IL	Macy’s Redevelopment - Retail expansion	2022	41	2
Northbrook Court	Northbrook, IL	Macy’s Redevelopment - Residential	2022	98	—
Oxmoor Center	Louisville, KY	Sears Redevelopment for Top Golf + restaurants	2022	29	1
Streets at Southpoint	Durham, NC	Mixed Use Densification	2024	107	—
Tysons Galleria	McLean, VA	Macy's Redevelopment for iPic and multi-level small-shop expansion	2021	124	2
Valley Plaza Mall	Bakersfield, CA	Sears backfill for multi-tenant spec	2021	18	—
Other Projects	Various		2021-2025	216	2
In planning				$856	$7
Total retail developments				$1,576	$338

(1)	Costs are at BPR's ownership share post August 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the six months ended June 30, 2019 increased from December 31, 2018 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to our investment to date.

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

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Operating capital expenditures (1)	$80,524	$71,364
Tenant allowances and capitalized leasing costs (2)	91,646	96,798
Capitalized interest and capitalized overhead	21,593	36,162
Total	$193,763	$204,324

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 4.8 million square feet.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
August 1	August 30, 2019	September 30, 2019	$0.330
May 6	May 31, 2019	June 28, 2019	0.330
February 6	February 28, 2019	March 29, 2019	0.330
2018
October 31	November 30, 2018	December 31, 2018	$0.315
August 28	August 31, 2018	September 28, 2018	0.315

Class B Stock Dividend

Our Board of Directors declared Class B Stock dividends during 2019 as follows:

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
May 25	June 25, 2019	June 25, 2019	$0.397
March 25	March 27, 2019	March 27, 2019	1.015

In the quarter ended June 30, 2019, a dividend was declared on the Class B Stock of the Company in the amount equal to all unpaid dividends on such shares from the date of issue to May 25, 2019 at the rate of 7.5% per annum payable on June 25, 2019 to the holders of record of Class B Stock on June 25, 2019.

Common Stock Dividends

GGP's Board of Directors declared common stock dividends during 2018 as follows:

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

(1)     Excludes the Pre-Closing Dividend (Note 1).

Preferred Stock Dividends

On February 13, 2013, GGP issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. In connection with the BPY Transaction, each share was converted into one share of 6.375% Series A Preferred Stock. Our Board of Directors declared preferred stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
August 1	September 13, 2019	October 1, 2019	$0.3984
May 6	June 14, 2019	July 1, 2019	0.3984
February 6	March 15, 2019	April 1, 2019	0.3984
2018
October 31	December 14, 2018	January 1, 2019	$0.3984
July 31	September 17, 2018	October 1, 2018	0.3984
May 3	June 15, 2018	July 2, 2018	0.3984
February 7	March 15, 2018	April 2, 2018	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $101.3 million for the six months ended June 30, 2019 and $538.0 million for the six months ended June 30, 2018. Significant changes in the components of net cash provided by operating activities include:

•	in 2019, a decrease of cash inflows was primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3); and

•	in 2019, a decrease in cash inflows related to account payables and accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $(261.9) million for the six months ended June 30, 2019 and $(184.6) million for the six months ended June 30, 2018. Significant components of net cash used in investing activities include:

•	in 2019, development of real estate and property improvements of $(291.2) million;

•	in 2019, proceeds from repayment of loans to joint venture partners of $18.0 million;

•	in 2019, contributions to unconsolidated real estate affiliates of $(144.2) million;

•	in 2019, distributions received from unconsolidated real estate affiliates in excess of income of $256.1 million;

•	in 2019, loan to joint venture and joint venture partners of $(95.9) million;

•	in 2019, proceeds from loan to affiliates of $330.0 million;

•	in 2019, loans to affiliates of $(330.0) million;

•	in 2018, development of real estate and property improvements of $(362.0) million;

•	in 2018, proceeds from repayment of loans to joint venture partners of $80.0 million;

•	in 2018, contributions to unconsolidated real estate affiliates of $(82.6) million; and

•	in 2018, distributions received from unconsolidated real estate affiliates in excess of income of $124.8 million.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $109.8 million for the six months ended June 30, 2019 and $(320.8) million for the six months ended June 30, 2018. Significant components of net cash provided by (used in) financing activities include:

•	in 2019, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $2.5 billion, which includes a $1 billion bonds issuance;

•	in 2019, principal payments on mortgages, notes, and loans payable of $(1.2) billion;

•	in 2019, buyback of Class A Stock of $(111.3) million;

•	in 2019, buyback of Class B-1 Stock of $(224.5) million;

•	in 2019, cash distributions to noncontrolling interests in consolidated real estate affiliates of $(52.1) million

•	in 2019, cash distributions paid to stockholders of $(715.1) million;

•	in 2018, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $790.0 million;

•	in 2018, principal payments on mortgages, notes, and loans payable of $(677.9) million; and

•	in 2018, cash distributions paid to common stockholders of $(421.4) million.

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

For the six months ended June 30, 2019, there were no significant changes to these policies except for the policies related to the adoption of Accounting Standards Update ("ASU") 2016-02, Leases as of January 1, 2019 as described in Note 2 and below.

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

The following table reconciles GAAP net income attributable to BPR to FFO for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net (Loss) Income Attributable to BPR	$(227,220)	$93,615	$(195,570)	$157,651
Allocation of noncontrolling interests of the JV partner for impairment	(18,011)	—	(18,011)	—
Redeemable noncontrolling interests	—	1,008	—	1,702
Provision for impairment excluded from FFO	184,347	—	184,347	38,379
Noncontrolling interests in depreciation	(28,116)	(2,135)	(50,193)	(4,331)
Unconsolidated Real Estate Affiliates - gain on investment	—	—	(104,354)	(10,361)
Allocation of noncontrolling interests of partner to Consolidated and Unconsolidated Properties	(16,218)	—	(6,043)	—
Gain (loss) on sales of investment properties	(34)	40	(5,546)	10,384
Preferred stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Gain (loss) from changes in control of investment properties and other	—	—	—	(12,664)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	113,594	169,297	227,564	341,133
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	136,423	83,856	274,831	155,922
FFO	$140,781	$341,697	$299,057	$669,847

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	General volatility of conditions affecting the retail sector;

•	our inability to acquire and maintain tenants or to lease space on terms favorable to us;

•	risks related to the bankruptcy or store closures of national tenants with chains of stores in many of our properties;

•	our inability to sell real estate quickly;

•	risks related to perceptions by retailers and shoppers of the convenience and attractiveness of our retail properties;

•	risks related to the development, expansion and acquisitions of properties;

•	risks related to competition in our business;

•	risks related to natural disasters or terrorist attacks;

•	risks related to cyber and data security breaches or information technology failures;

•	environmental uncertainties and related costs, including costs resulting from uninsured potential losses;

•	general risks related to inflation or deflation;

•	risks relating to impairment charges for our real estate assets;

•	risks related to conflicts of interest with BPY and our status as a "controlled company" within the meaning of the rules of Nasdaq;

•	our dependence on our subsidiaries for cash;

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

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the event that LIBOR is discontinued, the interest rate for the majority of our variable rate debt and the swap rate for the majority of our interest rate swaps following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter. Other than the potential changes noted in connection with LIBOR, there have been no significant changes in the market risk described in our Annual Report.

ITEM 4        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the persons performing the functions of principal executive and principal financial officers for us pursuant to a Master Services Agreement, dated August 27, 2018, among us, Brookfield Asset Management Inc. and other parties thereto (the "Master Services Agreement") of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

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

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 26, 2019, following the effectiveness of the Restated Charter, certain subsidiaries of BPR FIN 1 Subco LLC, a related party, exchange an aggregate of 121,203,654 shares of Class B-1 Stock held by such subsidiaries for 121,203,654 shares of Class B-2 Stock. The issuance of the Class B-2 Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2019	$—		$—	$—	(1)
May 1 - May 31, 2019	100,000		18.4227	100,000	(1)
June 1 - June 30, 2019	747,250	(3)	19.2571	100,000	(1)
Total	$847,250		$18.8399	$200,000	(2)

(1)
On August 28, 2018, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.

(2)
As of June 30, 2019, the number of shares of Class A Stock comprising 10% of the Company's public float was greater than 5% of the Company's issued and outstanding Class A Stock, and was equal to 7,759,121 shares of Class A Stock. As of June 30, 2019, 7,559,121 shares of Class A Stock were available for repurchase under the Company's stock repurchase plan.

(3)
Includes 647,250 shares of Class A Stock repurchased by the Company and deposited in a trust account maintained by the Company’s transfer agent for the benefit of individuals who have received grants of restricted shares of Class A Stock, which shares will be released to such individuals upon vesting in accordance with the terms of the Brookfield Property Group Restricted BPR Class A Stock Plan and the applicable award agreements.  These shares were repurchased at an average price of $19.40 per share for an aggregate purchase price of approximately $12.59 million.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

The other information presented below is being filed as a result of the Company's adoption of the new accounting guidance for lease accounting ("ASC 842") on January 1, 2019. As part of that adoption, the Company elected the available practical expedient, for all classes of assets, not to separate lease components in contracts from the nonlease components in those contracts, when recording revenues associated with operating leases where it is the lessor. Since the lease component is the predominant component under the Company's leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and will be reported in all periods subsequent to the adoption of the new accounting guidance in a single caption, "rental revenues", on the Company's Consolidated Statements of Comprehensive Income. The presentation and disclosure of rental revenues have been adjusted to reflect these changes for the six months ended June 30, 2019. Refer to Note 2 of Part I, Item 1 "Financial Statements" for further details on these updates to significant accounting policies.

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

	Years Ended December 31,
	2018	2017	2016
Total rental revenues	$1,867,980	$2,133,520	$2,160,319
Management fees and other corporate revenues	125,776	105,144	95,814
Other	70,278	89,198	90,313
Total revenues, as reported	$2,064,034	$2,327,862	$2,346,446

ITEM 6     EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Fourth Amended and Restated Certificate of Incorporation of Brookfield Property REIT Inc.	8-K	3.1	June 25, 2019	001-34948

4.1	Indenture, dated as of May 1, 2019, by and among Brookfield Property REIT Inc., BPR Nimbus LLC, BPR Cumulus LLC and GGSI Sellco, LLC, as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent.	8-K	3.1	May 2, 2019	001-34948

10.1	Sixth Amended and Restated Agreement of Limited Partnership of BPR OP, LP	8-K	10.1	June 25, 2019	001-34948

31.1*	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Brookfield Property REIT Inc.'s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, has been filed with the SEC on August 9, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

*	Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookfield Property REIT Inc.

Date: August 9, 2019	By:	/s/ Michelle Campbell
Michelle Campbell
Secretary

Date: August 9, 2019	By:	/s/ Bryan K. Davis
Bryan K. Davis
Chief Financial Officer*
Brookfield Property Group LLC

*
Mr. Davis performs the functions of chief financial officer for Brookfield Property REIT Inc. (the "Company") pursuant to a Master Services Agreement, dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.