Form 10-Q
period 2019-09-30
Brookfield Property REIT Inc.
filed 2019-11-08
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2019

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
☒ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes          ☒ No

The number of shares of Class A Stock, $.01 par value, outstanding on November 6, 2019 was 65,457,145.

Brookfield Property REIT Inc.

PART I        FINANCIAL INFORMATION

ITEM I        FINANCIAL STATEMENTS

Brookfield Property REIT Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,234,324	$2,706,701
Buildings and equipment	11,785,472	10,774,079
Less accumulated depreciation	(2,457,103)	(2,214,603)
Construction in progress	83,122	576,695
Net property and equipment	12,645,815	11,842,872
Investment in Unconsolidated Real Estate Affiliates	4,935,345	5,385,582
Net investment in real estate	17,581,160	17,228,454
Cash and cash equivalents	189,212	247,019
Accounts receivable, net	218,922	222,562
Notes receivable	44,550	256,937
Deferred expenses, net	157,321	145,631
Prepaid expenses and other assets (see Notes 7 and 14)	349,832	313,648
Deferred tax assets, net	630,086	619,275
Total assets	$19,171,083	$19,033,526
Liabilities:
Mortgages, notes and loans payable (including related party debt - see Note 6)	$14,307,203	$12,589,649
Investment in Unconsolidated Real Estate Affiliates	85,633	124,627
Accounts payable and accrued expenses (see Notes 7 and 15)	843,777	953,369
Dividend payable	13,895	4,668
Junior subordinated notes	206,200	206,200
Total liabilities	15,456,708	13,878,513
Redeemable Class A equity interests	1,394,910	2,305,895
Redeemable noncontrolling interests	62,264	73,696
Total redeemable interests	1,457,174	2,379,591
Equity:
Class B Stock & Series B Preferred Stock (collectively, "Combined Class B Stock"): 5,907,500,000 shares authorized, $0.01 par value, 478,167,829 and 454,744,938 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (see Note 9)	4,782	4,547
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of September 30, 2019 and December 31, 2018	6,401	6,401
Common Stock: 965,000,000 shares authorized, $0.01 par value, no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Preferred Stock: 500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	242,042	242,042
Additional paid-in capital	6,339,508	5,772,824
Retained earnings (accumulated deficit)	(5,686,823)	(4,721,335)
Accumulated other comprehensive loss	(87,518)	(82,653)
Total stockholders' equity	818,392	1,221,826
Noncontrolling interests in Consolidated Real Estate Affiliates	17,248	26,652
Noncontrolling interests of the Operating Partnership	1,421,561	1,526,944
Total equity	2,257,201	2,775,422
Total liabilities, redeemable interests and equity	$19,171,083	$19,033,526
 The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Revenues:
Rental revenues, net	$317,469	$447,767	$954,728	$1,518,930
Management fees and other corporate revenues	44,206	30,483	123,444	82,278
Other	13,450	14,899	34,368	49,250
Total revenues	375,125	493,149	1,112,540	1,650,458
Expenses:
Real estate taxes	43,726	55,081	126,955	177,417
Property maintenance costs	6,297	8,381	22,693	34,070
Marketing	965	1,801	2,790	4,961
Other property operating costs	45,271	66,327	129,768	209,832
Provision for doubtful accounts	—	3,517	—	9,180
Property management and other costs	59,042	43,763	174,339	119,932
General and administrative	4,929	15,947	15,661	40,235
Costs related to the BPY Transaction	—	204,159	9,179	204,159
Provision for impairment	38,794	7,487	223,142	45,866
Depreciation and amortization	120,249	156,401	357,429	515,437
Total expenses	319,273	562,864	1,061,956	1,361,089
Interest and dividend income	12,138	7,240	23,451	25,906
Interest expense	(180,755)	(144,632)	(494,306)	(423,120)
Loss on extinguishment of debt	(27,542)	—	(27,542)	—
Gain from changes in control of investment properties and other, net	39,712	2,850,017	39,712	2,862,681
(Loss) income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	(100,595)	2,642,910	(408,101)	2,754,836
Benefit from income taxes	14,021	570,716	6,068	571,018
Equity in income of Unconsolidated Real Estate Affiliates	16,145	20,336	434	59,206
Unconsolidated Real Estate Affiliates - gain on investment, net	33,640	478,293	137,994	488,654
Net (loss) income	(36,789)	3,712,255	(263,605)	3,873,714
Allocation to noncontrolling interests	3,366	(28,981)	34,617	(32,790)
Net (loss) income attributable to Brookfield Property REIT Inc.	$(33,423)	$3,683,274	(228,988)	3,840,924
Class A Stock Earnings Per Share (See Note 10):
Basic & Diluted Earnings Per Share	$0.330	$0.315	$0.990	$0.315
Common Stock Earnings Per Share (See Note 10):
Basic		$4.70		$4.16
Diluted		$4.68		$4.15

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Continued) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Comprehensive Income (Loss), Net:
Net (loss) income	$(36,789)	$3,712,255	$(263,605)	$3,873,714
Other comprehensive income (loss)
Foreign currency translation	(5,472)	(2,347)	(4,745)	(12,764)
Net unrealized gains (losses) on other financial instruments	(72)	8	(120)	16
Other comprehensive income (loss)	(5,544)	(2,339)	(4,865)	(12,748)
Comprehensive income (loss)	(42,333)	3,709,916	(268,470)	3,860,966
Comprehensive loss (income) allocated to noncontrolling interests	3,366	(29,105)	34,617	(32,829)
Comprehensive income (loss) attributable to Brookfield Property REIT Inc.	$(38,967)	$3,680,811	$(233,853)	$3,828,137

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2018	$10,130	$—	$—	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408	$—

Cumulative effect of accounting change						(16,864)				(16,864)
Net income						3,789,792			(1,827)	3,787,965	51,132
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(4,213)	(4,213)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates					3,808				(9,229)	(5,421)
Long-Term Incentive Plan Common Unit grants, net (238,655 LTIP Units)					—	—			17,859	17,859
Restricted stock grants, net (1,000,143 common shares and 48,773 Class A stock)	10			—	9,241					9,251	2,910
Employee stock purchase program					1,797					1,797
Stock options exercised (288,715 common shares)	3				4,972					4,975
Cash dividends reinvested (DRIP) in stock	—			—	245	(245)				—
Other comprehensive loss							(12,786)			(12,786)
Dividends on Common Stock						(421,446)				(421,446)
Cash distributions on Preferred Stock ($1.1952 per share)						(11,952)				(11,952)
Adjust Mezzanine Equity to Fair Value					40,294					40,294
OP Unit Conversion to Common Stock (4,098,105 common shares)	41				87,149					87,190
Special Pre-Closing Dividend						(9,152,446)			(36,436)	(9,188,882)
BPR Equity Recapitalization	(10,184)	4,074			(7,428,698)	2,903,347		1,122,640	(661)	(3,409,482)	3,408,889
Cash Contribution from BPY			6,401		193,599					200,000
Class A Conversion to Class B (14,328,654 Class B Shares)		143			306,347					306,490	(306,490)
Adjust Class A stock to Fair Value					24,501					24,501	(24,501)
Acquisition of NCI by Institutional Investor									1,470,857	1,470,857
Class A Dividend										—	(51,132)
Balance at September 30, 2018	$—	$4,217	$6,401	$242,042	$5,088,787	$(5,017,312)	$(84,692)	$—	$1,541,098	$1,780,541	$3,080,808

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at July 1, 2018	$10,144	$—	$—	$242,042	$11,880,450	$(2,396,371)	$(82,229)	$(1,122,640)	$102,666	$8,634,062	$—

Net income						3,632,142			(2,997)	3,629,145	51,132
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(1,325)	(1,325)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates					3,808				(4,231)	(423)
Long-Term Incentive Plan issuance and expense									13,225	13,225
Restricted stock grants, net (48,773 Class A stock)					4,244					4,244	2,910
Employee stock purchase program	(1)				—					(1)
Stock options exercised (39,207 common shares)	1				856					857
Cash dividends reinvested (DRIP) in stock					—	—				—
Other comprehensive loss							(2,463)			(2,463)
Cash distributions on Preferred Stock ($0.3984 per share)						(3,984)				(3,984)
Fair value adjustment for noncontrolling interest in Operating Partnership					(22,395)					(22,395)
Adjust Mezzanine Equity to Fair Value					40,294					40,294
OP Unit Conversion to Common Stock (4,031,041 common shares)	40				85,781					85,821
Special Pre-Closing Dividend						(9,152,446)			(36,436)	(9,188,882)
BPR Equity Recapitalization	(10,184)	4,074			(7,428,698)	2,903,347		1,122,640	(661)	(3,409,482)	3,408,889
Cash Contribution from BPY			6,401		193,599					200,000
Class A Conversion to Class B (14,328,654 Class B Shares)		143			306,347					306,490	(306,490)
Adjust Class A stock to Fair Value					24,501					24,501	(24,501)
Acquisition of NCI by Institutional Investor									1,470,857	1,470,857
Class A Dividend										—	(51,132)
Balance at September 30, 2018	$—	$4,217	$6,401	$242,042	$5,088,787	$(5,017,312)	$(84,692)	$—	$1,541,098	$1,780,541	$3,080,808

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2019	$—	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$—	$1,553,596	$2,775,422	$2,305,895

Net income (loss)						(315,935)			(39,005)	(354,940)	86,947
Distributions to noncontrolling interests in consolidated Real Estate Affiliates and Operating Partnership									(76,241)	(76,241)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									1,188	1,188
Buyback of Class A Stock						5,283				5,283	(120,210)
Buyback of Class B-1 Stock		(105)			(158,517)	(65,902)				(224,524)
Series K Preferred Unit redemption						941			(729)	212
Long Term Incentive Plan & Stock Option Expense						653				653
Preferred stock dividend ($1.1952 per share)						(11,952)				(11,952)
Other comprehensive loss							(4,865)			(4,865)
Dividends on Class A ($0.99 per share) and Combined Class B Stock (Refer to Note 9)						(651,098)				(651,098)	(86,947)
Restricted stock grants, net of forfeitures (607,450 Class A Stock)					—					—	7,288
Class A Conversion to Class B-1 (38,002,949 Class A Shares converted to 33,919,596 Class B-1 Shares)		340			725,201	72,522				798,063	(798,063)
Balance at September 30, 2019	$—	$4,782	$6,401	$242,042	$6,339,508	$(5,686,823)	$(87,518)	$—	$1,438,809	$2,257,201	$1,394,910

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at July 1, 2019	$—	$4,664	$6,401	$242,042	$6,087,409	$(5,652,263)	$(81,974)	$—	$1,453,857	$2,060,136	$1,674,301

Net income (loss)						(56,318)			(4,717)	(61,035)	22,900
Distributions to noncontrolling interests in consolidated Real Estate Affiliates and Operating Partnership									(14,538)	(14,538)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									4,392	4,392
Buyback of Class A Stock						2,008				2,008	(5,668)
Series K Preferred Unit redemption						18			(185)	(167)
Long Term Incentive Plan & Stock Option Expense						223				223
Preferred stock dividend ($0.3984 per share)						(3,984)				(3,984)
Other comprehensive loss							(5,544)			(5,544)
Dividends on Class A ( $0.33 per share) and Combined Class B Stock (Refer to Note 9)						—				—	(22,900)
Restricted stock grants, net of forfeitures (25,562 Class A Stock)										—	1,990
Class A Conversion to Class B-1 (13,129,125 Class A Shares converted to 11,791,341 Class B-1 Shares)		118			252,099	23,493				275,710	(275,713)
Balance at September 30, 2019	$—	$4,782	$6,401	$242,042	$6,339,508	$(5,686,823)	$(87,518)	$—	$1,438,809	$2,257,201	$1,394,910

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net (loss) income	$(263,605)	$3,873,714
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(434)	(59,206)
Distributions received from Unconsolidated Real Estate Affiliates	79,267	85,269
Provision for doubtful accounts	8,244	9,180
Depreciation and amortization	357,429	515,437
Amortization/write-off of deferred finance costs	21,644	10,381
Accretion/write-off of debt market rate adjustments	(1,255)	(1,643)
Amortization of intangibles other than in-place leases	(2,480)	15,338
Amortization of right of use assets	3,934	—
Straight-line rent amortization	(5,633)	766
Deferred income taxes	(10,810)	(573,109)
Unconsolidated Real Estate Affiliates - gain on investment, net	(137,994)	(488,654)
Gain from changes in control of investment properties and other, net	(39,712)	(2,862,681)
Provision for impairment	223,142	45,866
Loss on extinguishment of debt	27,542	—
Net changes:
Accounts and notes receivable, net	45,614	(19,962)
Prepaid expenses and other assets (see Notes 7 and 14)	(4,137)	(7,791)
Deferred expenses, net	(13,012)	(28,863)
Accounts payable and accrued expenses (see Notes 7 and 15)	(39,910)	(66,203)
Other, net	4,359	40,386
Net cash provided by operating activities	252,193	488,225
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	(169,596)	—
Development of real estate and property improvements	(381,811)	(587,418)
Loans to affiliates	(330,000)	—
Loans to joint venture and joint venture partners	(97,548)	(6,739)
Proceeds from repayment of loans to affiliates	330,000	—
Proceeds from repayment of loans to joint venture and joint venture partners	18,020	82,000
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	173,774	2,878,021
Contributions to Unconsolidated Real Estate Affiliates	(208,277)	(102,118)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	269,465	343,047
Net cash (used in) provided by investing activities	(395,973)	2,606,793
Cash Flows provided by (used in) Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable (including related party debt - see Note 6)	4,653,639	6,571,856
Principal payments on mortgages, notes and loans payable - (including related party debt - see Note 6)	(3,364,544)	(1,186,149)
Payment of deferred finance costs	(30,471)	(110,584)
Issuances of Class C Stock	—	200,000
Buyback of Class A Stock	(114,927)	—
Buyback of Combined Class B Stock	(224,524)	—
Series K preferred unit redemptions	(14,719)	—
Cash contributions from noncontrolling interests in consolidated real estate affiliates	—	1,470,857
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(67,035)	(4,213)
Cash distributions paid to stockholders	(738,043)	(9,835,798)
Cash distributions reinvested (DRIP) in common stock	—	357
Cash distributions paid to preferred stockholders	(11,952)	(11,952)
Cash distributions and redemptions paid to unit holders	(5,248)	(106,167)
Other, net	—	(9,631)
Net cash provided by (used in) financing activities	82,176	(3,021,424)
Net change in cash, cash equivalents and restricted cash	(61,604)	73,594
Cash, cash equivalents and restricted cash at beginning of period	298,693	231,939
Cash, cash equivalents and restricted cash at end of period	$237,089	$305,533

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$484,479	$442,924
Interest capitalized	13,412	15,123
Income taxes paid	5,994	2,522
Accrued capital expenditures included in accounts payable and accrued expenses	221,995	219,022
Cash paid for amounts included in the measurement of lease liabilities	6,406	—
Recognition of right-of-use asset	73,633	—
Lease liabilities arising from obtaining right-of-use lease asset	73,633	—
Straight-line ground rent asset reclassed to right-of-use asset	53,779	—
Straight-line ground rent liability reclassed to right-of-use asset	3,817	—
Straight-line building rent liability reclassed to right-of-use asset	3,599	—
Non-cash transfer of legal rights for Coronado Center Mall (Refer to Note 3)	53,100	—
Non-cash satisfaction of notes receivable from joint venture partner (Refer to Note 3)	250,000	—

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

BPR is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. In these notes, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of September 30, 2019, we were the owner, either entirely or with joint venture partners, of 123 retail properties in the United States.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of September 30, 2019, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

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

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Minimum rents	$309,983	$—	$1,057,817	$—
Tenant recoveries	133,103	—	446,260	—
Overage rent	4,681	—	14,853	—
Total rental revenues	$—	$447,767	$—	$1,518,930

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

The gross asset balances and accumulated amortization of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of September 30, 2019
Tenant leases:
In-place value	$162,548	$(68,464)	$94,084

As of December 31, 2018
Tenant leases:
In-place value	$188,140	$(86,510)	$101,630

The above-market tenant leases are included in prepaid expenses and other assets (Note 14); the below-market tenant leases are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization/accretion effect on continuing operations	$(8,665)	$(11,524)	$(18,446)	$(42,390)

Future amortization/accretion of all intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2019 Remaining	$4,621
2020	14,067
2021	9,499
2022	8,741
2023	8,458

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

Lessor arrangements (policy applicable from January 1, 2019)

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of September 30, 2019, we do not have any material sales-type or direct financing leases.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Statements of Income in Note 5. The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees from affiliates	$44,206	$30,483	$123,444	$82,278
Management fee expense	(11,956)	(11,630)	(36,485)	(32,409)
Net management fees from affiliates	$32,250	$18,853	$86,959	$49,869

Following the BPY Transaction, certain Brookfield Asset Management Inc. ("BAM")-owned entities provide certain management and administration services to BPR. BPR will pay an annual base management fee to BAM equal to 1.25% of the total capitalization of BPR, subject to certain adjustments. For the first twelve months following closing of the BPY Transaction, BAM has agreed to waive management fees payable by BPR. For the period August 29, 2019 through September 30, 2019, the Company accrued base management fees of $986 thousand due to BAM which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets and in property management and other costs on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the three and nine months ended September 30, 2019.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

During the three months ended September 30, 2019, we recorded an impairment charge of $38.8 million on our Consolidated Statements of Comprehensive Income (Loss) related to one operating property where the carrying value exceeded the transfer price to our affiliate (Note 3). During the nine months ended September 30, 2019, we recorded a $223.1 million impairment charge on our Consolidated Statements of Comprehensive Income (Loss), $184.3 million of which related to one operating property as a result of a significant decrease in market leasing assumptions and $38.8 million of which related to the impairment charge on the operating property discussed above.

During the nine months ended September 30, 2018, we recorded a $45.9 million impairment charge on our Consolidated Statements of Comprehensive Income (Loss) related to one operating property that had non-recourse debt maturing during 2019 that exceeded the fair value of the operating property.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $315.0 million and $387.0 million outstanding under our credit facility as of September 30, 2019 and December 31, 2018, respectively.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. The amendments in this ASU will be effective for the Company January 1, 2020. The Company is evaluating the potential impact of this pronouncement and does not expect that it will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and provides new, and in some cases eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities will be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions, including eliminating "at a minimum" from the phrase "an entity shall disclose at a minimum" to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifying that materiality is an appropriate consideration when evaluating disclosure requirements. The Company is evaluating the potential impact of this pronouncement and does not expect that it will have a material effect on its consolidated financial statements.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On September 13, 2019, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 10,000,000 shares of Class A Units in PFC Associates LLC (P.F. Chang's) (par value $0.01 per share) at a price of $1.00 per share, for a $10.0 million total investment, resulting in a 3.2% ownership interest in PF Chang's. P.F. Chang's is a tenant at certain properties for which we receive rental income included in rental revenues on the Consolidated Statements of Comprehensive Income (Loss). The investment is accounted for using the cost method as the Company has neither control nor significant influence over PF Chang's and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On August 26, 2019, the Company purchased an additional ownership interest of 49.677% in 730 Fifth Owners, LLC from its joint venture partner resulting in the Company obtaining control of the entity with a total ownership percentage for the Company of 99.677%. The transaction was accounted for as an asset acquisition. The transaction consideration consisted of cash consideration of $153.0 million and satisfaction of notes receivable of $249.5 million from the joint venture partner. Because of the presence of non-cash consideration, the Company determined that the fair value of the net assets acquired was more readily determinable than the fair value of the consideration given, and determined that the aggregate fair value of the joint venture's equity was $808.0 million on the acquisition date, which was allocated to the Company's 99.677% ownership interest for $805.4 million and the joint venture partner's remaining 0.323% non-controlling interest for $2.6 million. Concurrent with this transaction, the joint venture partner repaid $54.7 million of interest on the notes receivable (including amounts that had been annually capitalized onto the outstanding principal balance). The Company recorded a gain on change in control of investment properties of $39.7 million related to the Company's previously held 50% ownership interest. Immediately following this transaction, the Company sold a condominium interest in one unit of the property to an affiliate of the joint venture partner for a gross sales price of $12.6 million

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

to an affiliate of the joint venture partner, and incurred fees of $0.4 million, which resulted in no gain or loss, as the fair value of the condominium interest in the consolidation transaction had been determined to be $12.2 million.

The table below summarizes the gain from changes in control of investment properties ($ in millions):

Fair value of Investment in Unconsolidated Real Estate Affiliates as of change in control	$404.0
Less: carrying value of Investment in Unconsolidated Real Estate Affiliates	364.3
Gain from changes in control of investment properties and other, net	$39.7

The following table summarizes the allocation of the purchase price to net assets acquired at the date of acquisition. The allocation were based on the relative fair value of the assets acquired and liabilities assumed ($ in millions):

Investment in real estate, including intangible assets and liabilities	$1,560.5
Debt held by the joint venture	(720.0)
Net working capital	(32.5)
Net assets acquired	$808.0

On August 19, 2019, the Company sold the SoNo Collection to a newly formed joint venture owned 80.5% by an affiliated fund (which is a related party of the Company) and 19.5% by the Company. The property was contributed to the joint venture at a value of $419.3 million based on project-specific cash costs. This excludes additional costs to complete the project by the joint venture.  Prior to obtaining project-specific financing on August 9, 2019, the Company was required under GAAP to capitalize interest on general corporate financings into the cost basis of the project, which resulted in a $38.8 million impairment due to the difference between the project’s GAAP basis and the sale price based upon total project-specific cash costs. Following the transaction, the Company accounts for its non-controlling investment in the SoNo Collection under the equity method of accounting as the Company can exercise significant influence but not control over the joint venture.

On August 12, 2019, the Company completed the sale of the land in the former Sears anchor parcel at Columbia Mall for a gross sales price of $5.0 million, which resulted in a gain on the sale of $3.6 million included in other revenues on the Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2019.

On August 9, 2019, the Company completed the sale of 49.3% of its interest in Authentic Brands Group LLC ("ABG") for a gross sales price of $32.1 million, which resulted in a gain on the sale of $16.8 million included in Unconsolidated Real Estate Affiliates - Gain on Investment on the Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2019. The basis of the remaining 50.7% investment was marked to fair value of $32.1 million in conjunction with the sale transaction noted above, which resulted in an additional gain on sale of $16.8 million directly related to the step up basis in fair value. This gain is recorded in Unconsolidated Real Estate Affiliates - Gain on Investment on the Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2019. The investment will continue to be accounted for using the cost method as the Company has neither control nor significant influence over ABG and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On July 26, 2019, the Company purchased 2,255,503 shares of Series D Preferred Units in Industrious National Management Company LLC at a price of $2.22 per share, for a $5.0 million total investment, resulting in a less than 2.0% ownership interest in Industrious National Management Company LLC. The investment is accounted for using the cost method as the Company has neither control nor significant influence over Industrious National Management Company LLC and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

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

On January 7, 2019, the Company completed the sale of our 12.0% interest in Bayside Marketplace for a sales price of $42.0 million. Due to cumulative distributions received in excess of its investment, the Company had a liability balance associated with its investment in Bayside Marketplace. Accordingly, the Company recognized a gain of $104.4 million included in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2019.

The Company entered into a series of separate transactions on August 27, 2018 as a result of the BPY Transaction as follows:

•
The BPR-FF JV LLC joint venture was formed with Brookfield Real Estate Partners F LP. The Company contributed properties and recognized a gain of $1.4 billion included in Gain from Changes in Control of Investment Properties, net on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018. In addition, the Company recognized a gain in Unconsolidated Real Estate Affiliates - Gain on Investment of $18.5 million on the Consolidated Statements of Comprehensive Income (Loss)for the three and nine months ended September 30, 2018.

•
Joint ventures were formed with the Teachers Insurance and Annuity Association of America. The Company contributed properties and recognized a gain of $981.6 million included in Gain from Changes in Control of Investment Properties, net on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018. In addition, the Company recognized a gain in Unconsolidated Real Estate Affiliates - Gain on Investment of $19.4 million on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018.

•
Joint ventures were formed with CBRE Global Investment Partners. The Company contributed properties and recognized a gain of $461.2 million included in Gain from Changes in Control of Investment Properties, net on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018.

•
Joint ventures were formed with the California Public Employees' Retirement System. The Company contributed properties and recognized a gain in Unconsolidated Real Estate Affiliates - Gain on Investment of $440.3 million for the three and nine months ended September 30, 2018.

•
A new joint venture, BPY Retail Holdings LLC, was formed with an institutional investor. As a result of this investment, the institutional investor owns a noncontrolling interest in all retail assets of the Company, as all retail assets are wholly or partially owned by the Operating Partnership.

On August 3, 2018, we completed the sale of an anchor box at The Oaks Mall for a gross sales price of $5.0 million, which resulted in a loss of $13.8 million included in Gain from Changes in Control of Investment Properties, net on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018.

On July 13, 2018, we completed the sale of the commercial office unit at 685 Fifth Avenue for a gross sales price of $135.0 million. In conjunction with the sale, we paid down a $100.0 million loan and recognized a gain of $11.4 million included in Gain from Changes in Control of Investment Properties, net on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018.

On January 29, 2018, we completed the sale of a 49.49% joint venture interest in an anchor box at Oakbrook Center to our joint venture partner for a sales price of $44.7 million, which resulted in a gain of $12.7 million recognized in Gain from Changes in Control of Investment Properties, net on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2018.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On September 15, 2016, joint ventures we formed with Simon Property Group and ABG acquired Aeropostale, Inc. ("Aeropostale") for $80.0 million in total cash which included cash for working capital requirements of the retail business. The intellectual property and brand related assets were assigned to the Aero IpCo, LLC venture ("IPCO") and the assets and liabilities necessary to run the stores were assigned to the Aero OpCo, LLC venture. In connection with the transaction, our total investment was $20.4 million of cash contributed to the ventures for an effective ownership of approximately 26% in the two joint ventures. Aeropostale is a tenant at certain properties for which we receive rental income included in rental revenues on the Consolidated Statements of Comprehensive Income (Loss).

On December 29, 2017, we sold approximately 54% of our interest in IPCO to ABG for a sales price of $16.6 million, which resulted in a gain of $12.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2017. On March 30, 2018, ABG exercised their call right to purchase the remaining 46% of our original interest in IPCO for a sales price of $13.9 million, which resulted in a gain of $10.4 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2018. In addition, we invested $30.5 million in ABG units on December 29, 2017. The investment is considered a cost method investment and is included in investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets. On August 9, 2019, the Company completed the sale of 49.3% of its interest in ABG for a gross sales price of $32.1 million (see above for further discussion).

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded. During the three and nine months ended September 30, 2019, we recognized $38.8 million and $223.1 million in impairment charges, respectively. During the three and nine months ended September 30, 2018, we recognized $7.5 million and$45.9 million in impairment charges, respectively.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Three months ended September 30, 2019
Investments in real estate (1)	$419,327	$—	$—	$419,327	38,794
Nine months ended September 30, 2019
Investments in real estate (1)	$599,721	$—	$—	$599,721	$223,142
Three months ended September 30, 2018
Investments in real estate (1)	$62,490	$—	$—	$62,490	7,487
Nine months ended September 30, 2018
Investments in real estate (1)	$62,490	$—	$—	$62,490	45,866
_______________________________________________________________________________

(1)	Refer to Note 2 for more information regarding impairment. Investments in real estate includes consolidated properties and Unconsolidated Real Estate Affiliates.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Unobservable Quantitative Input	Rate
Three months ended September 30, 2019
Agreed upon purchase price	N/A
Nine months ended September 30, 2019
Discount rate	5.50%
Terminal capitalization rate	4.00%
Three and nine months ended September 30, 2018
Discount rates	9.75% to 11.00%
Terminal capitalization rates	9.50% to 10.25%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$6,979,976	$7,026,813	$6,073,193	$6,048,104
Variable-rate debt	7,327,227	7,413,350	6,516,456	6,614,172
	$14,307,203	$14,440,163	$12,589,649	$12,662,276

(1)	Includes net market rate adjustments of $6.5 million and deferred financing costs of $132.7 million, net.

(2)	Includes net market rate adjustments of $7.7 million and deferred financing costs of $123.8 million, net.

The fair value of our junior subordinated notes approximates their carrying amount as of September 30, 2019 and December 31, 2018. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	September 30, 2019	December 31, 2018
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$3,608,922	$3,595,706
Buildings and equipment	23,342,387	23,468,110
Less accumulated depreciation	(4,830,466)	(4,361,210)
Construction in progress	958,722	489,250
Net property and equipment	23,079,565	23,191,856
Investment in unconsolidated joint ventures	72,171	632,060
Net investment in real estate	23,151,736	23,823,916
Cash and cash equivalents	714,812	540,905
Accounts receivable, net	383,495	348,655
Notes receivable	22,151	22,881
Deferred expenses, net	473,797	511,814
Prepaid expenses and other assets	740,947	796,815
Total assets	$25,486,938	$26,044,986
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$16,489,813	$16,139,498
Accounts payable, accrued expenses and other liabilities	1,103,734	1,118,663
Redeemable non-controlling interest	125	—
Cumulative effect of foreign currency translation ("CFCT")	(12,574)	(21,384)
Owners' equity, excluding CFCT	7,905,840	8,808,209
Total liabilities and owners' equity	$25,486,938	$26,044,986
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$7,893,266	$8,786,824
Less: joint venture partners' equity	(4,379,829)	(4,796,896)
Plus: excess investment/basis differences	1,258,943	1,220,632
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	4,772,380	5,210,560
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	57,061	30,483
Retail investment, net	20,271	19,912
Investment in Unconsolidated Real Estate Affiliates, net	$4,849,712	$5,260,955
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$4,935,345	$5,385,582
Liability - Investment in Unconsolidated Real Estate Affiliates	(85,633)	(124,627)
Investment in Unconsolidated Real Estate Affiliates, net	$4,849,712	$5,260,955

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates (1)
Revenues:
Rental revenues, net	$622,704	$507,749	$1,885,482	$1,355,703
Condominium sales	9,390	28,401	9,390	77,674
Other	51,224	16,278	85,059	47,280
Total revenues	683,318	552,428	1,979,931	1,480,657
Expenses:
Real estate taxes	61,633	47,160	184,215	121,516
Property maintenance costs	11,886	10,047	40,026	22,655
Marketing	4,111	4,379	13,930	13,296
Other property operating costs	87,034	71,226	249,925	184,218
Condominium cost of sales	6,844	20,701	6,844	56,625
Provision for doubtful accounts	—	3,882	—	7,802
Property management and other costs (2)	27,645	25,821	83,649	71,681
General and administrative	1,309	566	3,440	2,232
Depreciation and amortization	254,413	174,295	780,729	458,617
Total expenses	454,875	358,077	1,362,758	938,642
Interest income	3,288	1,763	8,783	5,187
Interest expense	(188,722)	(149,139)	(538,394)	(369,786)
Benefit from income taxes	(354)	(320)	(743)	(722)
(Loss) income in unconsolidated joint ventures	(6,254)	555	(23,498)	(17,116)
Income from continuing operations	36,401	47,210	63,321	159,578
Allocation to noncontrolling interests	(13)	(17)	(40)	(54)
Net income attributable to the ventures	$36,388	$47,193	$63,281	$159,524
Equity In Income (loss) of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$36,388	$47,193	$63,281	$159,524
Joint venture partners' share of income	(15,576)	(16,287)	(28,202)	(64,528)
Elimination of gain from consolidated real estate investment with interest owned through joint venture	—	53	—	679
Gain (loss) on retail investment	5,785	10,526	1,249	3,427
Amortization of capital or basis differences	(10,452)	(21,149)	(35,894)	(39,896)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	$16,145	$20,336	$434	$59,206

(1)
The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates include income from the joint ventures formed in conjunction with the BPY Transaction subsequent to August 27, 2018 (Note 3).

(2)     Includes management fees charged to the unconsolidated joint ventures by BPRRS and BRMI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 27 domestic joint ventures, comprising 65 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

method. If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

As of September 30, 2019, the balance of ROU assets was $68.7 million, net and lease liabilities of $78.7 million for 25 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. All of these leases are operating leases; we do not have any finance leases.

On September 30, 2019, the Company completed the sale of certain space formerly occupied by Barneys at Grand Canal Shoppes for a gross sales price of $37.6 million, which resulted in $15.9 million included in Equity in Income of Unconsolidated Real Estate Affiliates on the Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2019.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $7.7 billion as of September 30, 2019 and $7.6 billion as of December 31, 2018, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

On August 9, 2019, the Company closed on new debt at the SoNo Collection for $305.0 million. This debt is comprised of a $245.0 million mortgage loan and a $60.0 million mezzanine loan with respective interest rates of LIBOR plus 3.015% and LIBOR plus 6.75%. The loans mature on August 6, 2023.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $82.0 million at one property as of September 30, 2019, and $83.3 million as of December 31, 2018. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of September 30, 2019, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	September 30, 2019 (1)	Weighted-Average Interest Rate (2)	December 31, 2018 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$5,991,736	4.34%	$6,073,193	4.38%
Senior secured notes - silver bonds	988,240	5.75%	—	—
Total fixed-rate debt	6,979,976	4.54%	6,073,193	4.38%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,606,811	4.57%	1,702,142	4.22%
Unsecured corporate debt (5)	4,720,416	4.41%	4,814,314	4.86%
Total variable-rate debt	7,327,227	4.47%	6,516,456	4.69%
Total Mortgages, notes and loans payable	$14,307,203	4.50%	$12,589,649	4.54%
Junior subordinated notes	$206,200	3.72%	$206,200	3.97%

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(1)	Includes $6.5 million of market rate adjustments and $132.7 million of deferred financing costs, net.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes $7.7 million of market rate adjustments and $123.8 million of deferred financing costs, net.

(4)	$1.3 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Loan Extension, Notes and Loans Payable

As of September 30, 2019, $11.4 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.3 billion of debt, are cross-collateralized. Although a majority of the $8.6 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $744.9 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPR. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

On September 6, 2019, the Company closed a new loan at Park City Center in the amount of $135.0 million with an interest rate of LIBOR plus 3.00% which matures on September 9, 2021. This loan replaced the previous debt of $172.2 million that matured June 6, 2019 and included a pay down of the existing mezzanine loan in the amount of $36.8 million. For the period between the maturity date of the previous debt and the effective date of the new loan, the company extended forbearance and paid forbearance fees in total amount of $450.4 thousand.

On August 26, 2019, the Company closed a new loan on 730 Fifth Avenue in the amount of $807.5 million with a 5-year loan at LIBOR plus 3.53% which matures on September 1, 2024. This loan replaced the previous debt of $720.0 million that was previously extended to August 27, 2019 and included a pay down of $180.0 million on June 28, 2019.

On July 10, 2019, the Company closed a new loan on Westlake Center in the amount of $48.8 million with a 2-year floating rate at LIBOR plus 2.50% which matures on July 10, 2021. This loan replaced the previous debt of $42.5 million that matured July 10, 2019.

On July 5, 2019, the Company closed on new loans on The Woodlands Mall for a total of $465.0 million, which consists of $425.0 million with an interest rate of 4.25% and $40.0 million with an interest rate of 5.50%. The loan has a weighted average interest rate of 4.36% which matures on August 1, 2029. The loan replaced the previous debt of $294.0 million on the property that had a weighted average interest rate of 4.83% and scheduled to mature on June 10, 2023. In accordance with the previous debt agreement, the Company incurred a prepayment penalty of $27.5 million which is recorded as loss on extinguishment of debt on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019.

On July 1, 2019, the Company closed on a one-year extension on the loan at 830 North Michigan Ave in the amount of $78.0 million at LIBOR plus 1.60% which matures on July 1, 2020. This loan replaced the previous debt of $85.0 million that matured on July 1, 2019 and includes principal repayment of $7.0 million made in conjunction with the extension.

On June 3, 2019, the Company closed a new loan on the Grand Canal Shoppes in the amount of $975.0 million with a 10-year fixed interest rate of 4.29%, which matures on July 2, 2029. This loan replaced the previous debt of $625.0 million on the property that matured on June 3, 2019.

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

Corporate and Other Unsecured Loans

We have certain debt obligations, the terms of which are described below:

	September 30, 2019 (1)	Weighted-Average Interest Rate	December 31, 2018 (2)	Weighted-Average Interest Rate
Corporate debt:
Unsecured corporate debt	$4,814,014	4.41%	$4,923,740	4.86%
Senior secured notes - silver bonds	1,000,000	5.75%	—	—
Total corporate debt	$5,814,014	4.64%	$4,923,740	4.86%

(1)	Excludes deferred financing costs of $105.4 million in 2019 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $109.4 million in 2018 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes - Silver Bonds due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bears interest at a rate equal to LIBOR plus 2.75% and is scheduled to mature on March 25, 2029. During the quarter ended September 30, 2019, the Company made a principal payment of $115.6 million in addition to the principal payment of $200.1 million made in the second quarter of 2019. The balance at September 30, 2019 was $26.1 million. The Company borrowed an additional $70.5 million during the second quarter of 2019, with a maturity date of June 25, 2029. The balance at September 30, 2019 was $70.5 million.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $315.0 million as of September 30, 2019. The Term A-1 Loan has a total commitment of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term A-2 Loan has a total commitment of $2.0 billion

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term B Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement. The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio and fixed charge coverage ratio. As of September 30, 2019, we are not aware of any instances of non-compliance with such covenants.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust"), completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $46.9 million as of September 30, 2019 and $42.4 million as of December 31, 2018. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of September 30, 2019.

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

As of September 30, 2019, the balance of ROU assets was $116.0 million, net and lease liabilities of $71.2 million for seven ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The maturity of our operating lease liabilities as of September 30, 2019 is as follows:

Year	Amount
Remainder of 2019	$2,138
2020	8,755
2021	8,970
2022	9,191
2023	9,418
2024	9,650
2025 and thereafter	93,732
Total undiscounted lease payments	141,854
Less: Present value adjustment	(70,640)
Total lease liability	$71,214

The maturity of our operating lease liabilities as of December 31, 2018 is as follows:

Year	Amount
2019	$9,948
2020	10,164
2021	10,386
2022	10,592
2023	10,794
2024 and thereafter	118,835
Total	$170,719

Straight-line rent expense recognized for our consolidated operating leases was $0.6 million and $2.0 million for ground leases and $2.2 million and $5.9 million for the office lease for the three and nine months ended September 30, 2019, respectively, and is included in other property operating costs for ground leases and property management and other costs for the office lease, respectively, in the Consolidated Statements of Comprehensive Income (Loss). Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for the three and nine months ended September 30, 2019 and are included in other property operating costs in the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes additional information related to our operating leases as of September 30, 2019:

Weighted-average remaining lease term (years)	16.9
Weighted-average discount rate	7.36%

Supplemental disclosure for the statement of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$6,406

Lessor arrangements

We own a property portfolio comprised primarily of Class A retail properties and lease this retail space to tenants. As of September 30, 2019, we own a controlling interest in and consolidated 58 retail properties located throughout the United States comprising approximately 50 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in year 2019 and typically include

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space.

The maturity analysis of the lease payments we expect to receive from our operating leases as of September 30, 2019 is as follows:

Year	Amount
Remainder of 2019	$250,860
2020	933,247
2021	861,283
2022	770,277
2023	679,050
2024	574,700
Subsequent	2,001,802
$6,071,219

The maturity analysis of the lease payments we expect to receive from our operating leases as of December 31, 2018 is as follows:

Year	Amount
2019	$764,196
2020	696,381
2021	621,582
2022	543,232
2023	464,453
Subsequent	1,442,312
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

In accordance with the terms of our operating leases, we bill our tenants separately for minimum rents, tenant recoveries and overage rents, lease termination income as shown below for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Minimum rents, billed	$224,326	$665,263
Tenant recoveries, billed	89,253	269,346
Lease termination income, billed	3,875	6,320
Overage rent, billed	2,865	9,159
Total contractual operating lease billings	320,319	950,088
Adjustment to recognize contractual operating lease billings on a straight-line basis	1,684	5,633
Above and below-market tenant leases, net	(37)	7,250
Less provision for doubtful accounts	(4,497)	(8,243)
Total rental revenues, net	$317,469	$954,728

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Of the total contractual rental revenues we have billed, 78.0% and 78.9% are fixed lease payments for the three and nine months ended September 30, 2019, respectively.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2016 through 2018 and are generally statutorily open to audit by state taxing authorities for the years ended December 31, 2015 through 2018.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of September 30, 2019.

NOTE 9     EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to BPROP Common, Preferred, and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributions to preferred BPROP units ("Preferred Units")	$(1,352)	$(1,554)	$(4,389)	$(2,814)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("Common Units")	—	(30,425)	—	(31,803)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("LTIP Units")	—	(7,835)	—	(8,159)
Net loss (income) allocated to noncontrolling interest in consolidated real estate affiliates	389	(379)	10,309	(1,226)
Net loss (income) allocated to noncontrolling interest of the Operating Partnership (1)	4,329	11,212	28,697	11,212
Allocation to noncontrolling interests	3,366	(28,981)	34,617	(32,790)
Other comprehensive (income) loss allocated to noncontrolling interests	—	(124)	—	(39)
Comprehensive loss (income) allocated to noncontrolling interests	$3,366	$(29,105)	$34,617	$(32,829)

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

Noncontrolling Interests - Permanent

As of September 30, 2019, there were 9,717.658 Series B Preferred Units of BPROP outstanding. As of July 10, 2017, the Series B Preferred Unit conversion option expired, and each Series B Preferred Unit now has a carrying value of $50 per unit.

Also, as of September 30, 2019, there were 4,156,971.851 Common Units of BPROP outstanding and 1,691,144.853 Series K Preferred Units of BPROP (former common unit holders). These Series K Units were established at $21 per unit and are not subject to adjustment based on fair value.

Noncontrolling Interests - Redeemable

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. Upon conversion, each Series D Preferred Unit entitles its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio. As of September 30, 2019, there were 532,749.6574 Series D Preferred Units of BPROP outstanding.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. Upon conversion, each Series E Preferred Unit entitles its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio. As of September 30, 2019, there were 502,657.8128 Series E Preferred Units of BPROP outstanding.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction is redeemable for a cash amount equal to the average closing price of BPR's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPR may elect to satisfy such redemption by delivering one share of BPR's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of September 30, 2019, the aggregate amount of cash the Company would have paid would have been $1.35 billion and $58.6 million, respectively.

The following table reflects the activity of the common redeemable noncontrolling interests for the three and nine months ended September 30, 2019, and 2018.

Balance at January 1, 2018	$248,126
Net income	560
Distributions	(1,842)
Other comprehensive loss	(2)
Fair value adjustment for noncontrolling interests in Operating Partnership	(23,252)
Balance at March 31, 2018	223,590
Net income	818
Distributions	(1,842)
Other comprehensive income (loss)	(84)
Fair value adjustment for noncontrolling interests in Operating Partnership	857
Balance at June 30, 2018	223,339
Net income	30,425
Distributions	(1)
Adjustment of Mezzanine Equity to fair value	(40,294)
Other comprehensive income (loss)	125
Common Unit Redemption to Common Stock	(85,818)
Reclassification of Mezzanine Equity to Permanent Equity	(37,840)
Fair value adjustment for noncontrolling interests in Operating Partnership	22,395
Pre-Closing Dividend	(60,673)
BPR Equity Recapitalization	21,923
Balance at September 30, 2018	$73,581

Balance at January 1, 2019	$73,696
Net income	3,358
Series K Preferred Unit redemption	(14,935)
Balance at March 31, 2019	62,119
Net income	103
Balance at June 30, 2019	62,222
Net income	42
Balance at September 30, 2019	$62,264

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

Voting Rights

Stock Class	Authorized	Issued	Shares Outstanding	Votes per Share
Class A Stock	4,517,500,000	66,704,069	66,056,819	1:1
Class B-1 Stock	4,517,500,000	154,525,991	154,525,991	1:1
Class B-2 Stock	965,000,000	121,203,654	121,203,654	0:1
Series B Preferred Stock	425,000,000	202,438,184	202,438,184	1:1
Class C Stock	1,000,000,000	640,051,301	640,051,301	1:1

All share counts in table above are as of September 30, 2019.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
November 4	November 29	December 31	$0.330
August 1	August 30	September 30	0.330
May 6	May 31	June 28	0.330
February 6	February 28	March 29	0.330
2018
October 31	November 30	December 31	$0.315
August 28	August 31	September 28	0.315

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

In the second quarter of 2019, BPR purchased 200,000 shares of Class A Stock at an average purchase price of $18.37 per share for an aggregate cost of approximately $3.68 million, which were subsequently canceled in July 2019.

Furthermore, there were 647,250 shares of Class A Stock that were purchased in relation to the 2019 restricted stock grant. These shares were purchased at an average purchase price of $19.40 per share for an aggregate cost of approximately $12.59 million.

In the third quarter of 2019, BPR purchased 197,225 shares of Class A Stock at an average purchase price of $18.56 per share for an aggregate cost of approximately $3.66 million, which were subsequently canceled in the quarter.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Class B Stock and Series B Preferred Stock Dividends

Our Board of Directors declared dividends on the Class B-1 Stock, Class B-2 Stock and the Series B Preferred Stock during 2019 as follows:

Class B-1 Stock Dividends

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
November 4	December 25	December 25	$0.110

On November 4, 2019, a partial dividend was declared in the amount of $.11 per share of the Class B-1 Stock.

Class B-2 Stock Dividends

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
November 4	December 25	December 25	$0.110

On November 4, 2019, a partial dividend was declared in the amount of $.11 per share of the Class B-2 Stock.

Combined Class B stock and Series B Preferred Stock (Prior to Restated Charter)

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
May 25	June 25	June 25	$0.397
March 25	March 27	March 27	1.015

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

In the second quarter of 2019, a dividend was declared on the Class B-1 Stock and the Series B Preferred Stock of the Company in the amount equal to all unpaid dividends on such shares from March 31, 2019 to June 25, 2019 at the rate of 7.5% per annum payable on June 25, 2019 to the holders of record of Class B-1 Stock and the Series B Preferred Stock on June 25, 2019 for a combined distribution total of approximately$183.8 million.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Common Stock Dividend

Our Board of Directors declared common stock dividends during 2018 as follows:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13	July 31	$0.22
February 7	April 13	April 30	0.22

(1)     Excludes the Pre-Closing Dividend (Note 1).

A Dividend Reinvestment Plan ("DRIP") provided eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares. Pursuant to the DRIP, eligible stockholders who enrolled in the DRIP on or before the fourth business day preceding the record date for a dividend payment were able to have that dividend reinvested. As a result of the DRIP elections, no shares were issued during the nine months ended September 30, 2019 and September 30, 2018. The Company terminated the registration statement relating to the DRIP (File No. 333-172795) with the filing of a post-effective amendment on August 28, 2018.

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

Our Board of Directors declared preferred stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
November 4	December 13	January 1	$0.3984
August 1	September 13	October 1	0.3984
May 6	June 14	July 1	0.3984
February 6	March 15	April 1	0.3984
2018
November 1	December 14	January 1	$0.3984
July 31	September 17	October 1	0.3984
May 3	June 15	July 2	0.3984
February 7	March 15	April 2	0.3984

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Accumulated Other Comprehensive Loss

The following table reflects the components of accumulated other comprehensive loss as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Net unrealized gains on financial instruments	$12	$132
Foreign currency translation	(87,530)	(84,824)
Accumulated other comprehensive loss	$(87,518)	$(84,692)

NOTE 10    EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period January 1, 2019 through September 30, 2019. There were 109,804,513 and 66,056,819 shares of Class A Stock outstanding as of December 31, 2018 and September 30, 2019, respectively. EPS is not presented for Class B Stock, Series B Preferred Stock or Class C Stock as these classes of stock are not publicly traded.

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

Outstanding Common Units and LTIP Units have been excluded from the diluted earnings per share calculation because including such units would also require that the share of BPROP income attributable to such units be added back to the net income therefore resulting in no effect on EPS.

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

Compensation expense related to stock-based compensation plans for the three and nine months ended September 30, 2019 and 2018 is summarized in the following table in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options - Property management and other costs	$10	$41	$40	$188
Stock options - General and administrative	—	38	4	112
Restricted stock - Property management and other costs	1,477	5,952	4,601	9,056
Restricted stock - General and administrative	508	10,231	1,268	12,125
LTIP Units - Property management and other costs	51	552	206	1,187
LTIP Units - General and administrative	204	13,176	1,578	21,138
Total	$2,250	$29,990	$7,697	$43,806

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan for the nine months ended September 30, 2019 and 2018:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	1,011,523	$19.71	14,427,103	$17.84
Granted	—	—	1,068,818	19.70
Exercised	(773,642)	17.91	(338,715)	16.55
Forfeited	(13)	26.05	(1,082)	28.86
Expired	—	—	(55,917)	23.27
Conversion effect (1)	—	—	(14,081,389)	17.85
Stock options Outstanding at September 30,	237,868	$25.59	1,018,818	$19.76

(1)
In connection with the BPY Transaction, outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPR and BPY options, respectively. The BPY options remain outstanding as of September 30, 2019 as they are held by employees of BPR subsidiaries. Stock compensation costs related to the grant of BPY option awards to employees of BPR subsidiaries are recognized as compensation expense with a corresponding capital contribution from BPY.

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	3,921,175	$25.96	14,427,103	$17.84
Granted (1)	—	—	1,068,818	19.70
Exercised	(1,715,722)	28.34	(338,715)	16.55
Forfeited	(19,793)	22.42	(1,082)	28.86
Expired	—	—	(55,917)	23.27
Conversion effect (1)	—	—	(14,081,389)	17.85
LTIP Units Outstanding at September 30,	2,185,660	$24.12	1,018,818	$19.76

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(1)
In connection with the BPY Transaction, certain existing LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. The substitute LTIP awards remain outstanding as of September 30, 2019 as they are held by employees of BPR subsidiaries. Stock compensation costs related to the grant of BPY affiliate LTIP awards to employees of BPR subsidiaries are recognized as compensation expense with a corresponding capital contribution from BPY.

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Class A Restricted Stock Outstanding at January 1,	986,937	$22.48	1,089,364	$25.29
Granted	647,226	19.94	1,074,137	21.52
Vested	(401,528)	22.60	(394,995)	23.69
Forfeited	(39,776)	21.16	(123,232)	24.42
Conversion effect (1)	—	—	(635,698)	24.52
Class A Restricted Stock Outstanding at September 30,	1,192,859	$21.11	1,009,576	$22.49

(1)	In connection with the BPY Transaction, outstanding restricted GGP shares were replaced with restricted shares of Class A Stock.

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	September 30, 2019	December 31, 2018
Trade receivables	$96,542	$97,329
Short-term tenant receivables	4,143	4,378
Straight-line rent receivable	142,232	137,387
Other accounts receivable	56	3,126
Total accounts receivable	242,973	242,220
Provision for doubtful accounts	(24,051)	(19,658)
Total accounts receivable, net	$218,922	$222,562

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	September 30, 2019	December 31, 2018
Notes receivable	$38,765	$239,597
Accrued interest	5,785	17,340
Total notes receivable	$44,550	$256,937

During the period, the note receivable from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York was satisfied as part of the transaction which included payment of principal of $249.5 million and interest of $54.7 million (Note 3).

On January 30, 2019, we entered into a revolving credit facility with BPY Bermuda Holdings IV Limited, a related party, in which we lent $330.0 million. The note had an interest rate of LIBOR plus 2.50% and matured on January 30, 2020. On March 25, 2019, the note was paid down in full.

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30, 2019			December 31, 2018
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$112,399	$(84,842)	$27,557	$160,363	$(125,152)	$35,211
Below-market ground leases, net	—	—	—	61,983	(8,293)	53,690
Real estate tax stabilization agreement, net	111,506	(56,126)	55,380	111,506	(51,393)	60,113
Total intangible assets	$223,905	$(140,968)	$82,937	$333,852	$(184,838)	$149,014
Remaining prepaid expenses and other assets:
Restricted cash			47,877			51,674
Security and escrow deposits			1,196			1,394
Prepaid expenses			32,008			39,816
Other non-tenant receivables			47,108			53,016
Right of use assets, net			116,039			—
Other			22,667			18,734
Total remaining prepaid expenses and other assets			266,895			164,634
Total prepaid expenses and other assets			$349,832			$313,648

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30, 2019			December 31, 2018
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	134,320	(58,814)	$75,506	194,858	(76,825)	$118,033
Above-market ground leases, net	—	—	—	754	(73)	681
Total intangible liabilities	$134,320	$(58,814)	$75,506	$195,612	$(76,898)	$118,714
Remaining accounts payable and accrued expenses:
Accrued interest			56,540			29,576
Accounts payable and accrued expenses			52,002			68,425
Accrued real estate taxes			61,331			59,877
Deferred gains/income			68,868			75,841
Accrued payroll and other employee liabilities			50,339			64,515
Construction payable			221,995			267,102
Tenant and other deposits			13,441			12,248
Lease liability right of use			71,214			—
Insurance reserve liability			12,053			12,281
Capital lease obligations			5,385			5,385
Conditional asset retirement obligation liability			2,240			2,484
Other			152,863			236,921
Total remaining Accounts payable and accrued expenses			768,271			834,655
Total Accounts payable and accrued expenses			$843,777			$953,369

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Contractual rent expense, including participation rent	$3,475	$1,982	$9,667	$6,323
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	3,475	1,204	9,667	4,441

NOTE 18    SUBSEQUENT EVENTS

On October 25, 2019, the Company closed on a new loan on First Colony Mall for a total of $220.0 million with a 10-year fixed interest rate at 3.55% and a maturity date of November 1, 2029. This loan replaced the previous debt of $169.1 million with an interest rate of 4.50% that matured on November 1, 2019.

On November 1, 2019, the Company closed on a new loan on Natick Mall for a total of $505.0 million with a 5-year fixed interest rate at 3.72% and a maturity date of November 1, 2024. This loan replaced the previous debt of $419.4 million with an interest rate of 4.60% that matured on November 1, 2019.

On November 1, 2019, the Company completed the purchase of all of our joint venture partners' interests in Park Meadows, Shops at Merrick Park, Towson Town Center, and Perimeter Mall. This resulted in the Company obtaining 100% ownership of the entities. Concurrently, we sold all of our interest in Bridgewater Commons to the same joint venture partner. Additionally, we obtained a new loan for Park Meadows Mall for $700.0 million with a five-year fixed interest rate at 3.56% and a maturity date of November 1, 2024. This loan replaced the previous debt of $360.0 million with an interest rate at 4.60% that was scheduled to mature on December 1, 2023 and resulted in a $35.6 million prepayment penalty. We also obtained a new loan at Shops at Merrick Park for a total of $390.0 million with a five-year fixed interest rate of 3.90% and a maturity date of November 1, 2024. This loan replaced the previous debt of $161.0 million with an interest rate of 5.73% that was scheduled to mature on April 1, 2021 and resulted in a $8.0 million prepayment penalty.

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

BPR is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. As used herein, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of September 30, 2019, we were the owner, either entirely or with joint venture partners, of 123 retail properties located throughout the United States comprising approximately 122 million square feet of gross leasable area, or GLA.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of September 30, 2019, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

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

As of September 30, 2019, the portfolio was 95.0% leased, compared to 95.7% leased at September 30, 2018. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 5.4% higher than the final rents paid on expiring leases.

We have identified approximately $1.1 billion of development and redevelopment projects within our portfolio, including re-development of anchor box spaces, over 80% of which is being invested into Class A retail properties. We currently expect to achieve stabilized returns of approximately 6-9% for all projects.

We believe our long-term strategy can provide our stockholders with a competitive risk-adjusted total return comprised of dividends and share price appreciation.

Financial Overview

Net income (loss) attributable to BPR decreased from $3.8 billion for the nine months ended September 30, 2018 to $(229.0) million for the nine months ended September 30, 2019 primarily due to gains related to joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. Our funds from operations ("FFO") decreased 63.1% from $1.3 billion for the nine months ended September 30, 2018 to $479.1 million for the nine months ended September 30, 2019 primarily due to joint ventures formed in conjunction with the BPY Transaction.

See Non-GAAP Supplemental Financial Measures below for a discussion of FFO, along with a reconciliation to Net income attributable to BPR.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	September 30, 2019 (1)	September 30, 2018 (1)
In-Place Rents Per Square Foot for Total Retail Properties (2)	$80.16	$78.31

Percentage Leased for Total Retail Properties	95.0%	95.7%

(1)
Metrics exclude properties acquired in the year ended December 31, 2018 and the nine months ended September 30, 2019, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

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

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)(3)	Expiring Rent PSF (2)(3)	Initial Rent Spread (3)	% Change (3)
Trailing 12 Month Commencements	1,266	4,973	6.8	$61.88	$58.71	$3.17	5.4%

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)(4)	Expiring Rent PSF (2)(4)	Initial Rent Spread (4)	% Change (4)
Trailing 12 Month Commencements	1,266	4,973	6.8	$47.04	$43.84	$3.20	7.3%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

(3)	These metrics are weighted based on the operating income contribution of the properties.

(4)	These metrics are not weighted based on the operating income contribution of the properties.

Results of Operations

Three months ended September 30, 2019 and 2018

The following table is a breakout of the components of rental revenues:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Components of Rental Revenues:
Base minimum rents	$224,325	$311,683	$(87,358)	(28.0)%
Lease termination income	3,875	1,320	2,555	193.6%
Straight-line rent	1,685	(1,359)	3,044	(224.0)%
Above and below-market tenant leases, net	(37)	(1,661)	1,624	(97.8)%
Tenant recoveries	89,253	133,103	(43,850)	(32.9)%
Overage rent	2,865	4,681	(1,816)	(38.8)%
Less provision for doubtful accounts	(4,497)	—	(4,497)	—
Total rental revenues, net	$317,469	$447,767	$(130,298)	(29.1)%

Base minimum rents decreased $87.4 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $83.5 million decrease in permanent base minimum rents during the third quarter of 2019 compared to the third quarter of 2018 (Note 3).

Tenant recoveries decreased $43.9 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $36.3 million decrease in tenant recoveries during the third quarter of 2019 compared to the third quarter of 2018 (Note 3).

Management fees and other corporate revenues increased $13.7 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $13.4 million increase in property management and leasing fees during the third quarter of 2019 compared to the third quarter of 2018 (Note 3).

Real estate taxes decreased $11.4 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $13.1 million decrease in real estate taxes during the third quarter of 2019 compared to the third quarter of 2018 (Note 3).

Other property operating costs decreased $21.1 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $19.8 million decrease in other property operating costs during the third quarter of 2019 compared to the third quarter of 2018 (Note 3).

The provision for impairment during the three months ended September 30, 2019 is related to an impairment charge recorded on one operating property (Note 2).

Depreciation and amortization decreased $36.2 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $36.6 million decrease in depreciation and amortization during the third quarter of 2019 compared to the third quarter of 2018.

Interest expense increased $36.1 million, primarily due to a $60.4 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6). This was partially offset by the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The formation of the joint ventures resulted in a $32.4 million decrease in interest expense during the third quarter of 2019 compared to the third quarter of 2018 (Note 3).

The gain from changes in control of investment properties and other of $39.7 million during the three months ended September 30, 2019 is related to the acquisition of the remaining interest in 730 Fifth Ave (Note 3). The gain from changes in control of investment properties and other of $2.9 billion during the three months ended September 30, 2018 is due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018, the sale of an anchor box at The Oaks Mall and the sale of the commercial office unit at 685 Fifth Avenue (Note 3).

The loss on extinguishment of debt during the three months ended September 30, 2019 is due to a pre-payment penalty related to the refinancing of debt at one property (Note 6).

The benefit from income taxes of $14.0 million during the three months ended September 30, 2019 is primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction.

The unconsolidated real estate affiliates - gain on investment during the three months ended September 30, 2019 is due to the 49.3% sale of our interest in Authentic Brands Group LLC ("ABG") (Note 3).

Nine months ended September 30, 2019 and 2018

The following table is a breakout of the components of rental revenues:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Components of Rental Revenues:
Base minimum rents	$665,264	$1,036,243	$(370,979)	(35.8)%
Lease termination income	6,320	27,229	(20,909)	(76.8)%
Straight-line rent	5,633	(766)	6,399	(835.4)%
Above and below-market tenant leases, net	7,250	(4,889)	12,139	(248.3)%
Tenant recoveries	269,346	446,260	(176,914)	(39.6)%
Overage rent	9,159	14,853	(5,694)	(38.3)%
Less provision for doubtful accounts	(8,244)	—	(8,244)	—
Total rental revenues, net	$954,728	$1,518,930	$(564,202)	(37.1)%

Base minimum rents decreased $371.0 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $347.7 million decrease in permanent base minimum rents during the first nine months of 2019 compared to the first nine months of 2018 (Note 3).

Tenant recoveries decreased $176.9 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $154.4 million decrease in tenant recoveries during the first nine months of 2019 compared to the first nine months of 2018 (Note 3).

Management fees and other corporate revenues increased $41.2 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $38.9 million increase in property management and leasing fees during the first nine months of 2019 compared to the first nine months of 2018 (Note 3).

Real estate taxes decreased $50.5 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $53.8 million decrease in real estate taxes during the first nine months of 2019 compared to the first nine months of 2018 (Note 3).

Other property operating costs decreased $80.1 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $77.9 million decrease in other property operating costs during the first nine months of 2019 compared to the first nine months of 2018 (Note 3).

The provision for impairment during the nine months ended September 30, 2019 is related to the impairment charges recorded on two operating properties and the provision for impairment during the nine months ended September 30, 2018 is related to impairment charges recorded on one operating property (Note 2).

Depreciation and amortization decreased $158.0 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $159.1 million decrease in depreciation and amortization during the first nine months of 2019 compared to the first nine months of 2018.

Interest expense increased $71.2 million, primarily due to a $201.5 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6). This was partially offset by the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The formation of the joint ventures resulted in a $134.5 million decrease in interest expense during the first nine months of 2019 compared to the first nine months of 2018 (Note 3).

The gain from changes in control of investment properties and other of $39.7 million during the nine months ended September 30, 2019 is related to the acquisition of the remaining interest in 730 Fifth Ave (Note 3). The gain from changes in control of investment properties and other of $2.9 billion during the nine months ended September 30, 2018 is due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018, the sale of an anchor box at The Oaks Mall, the sale of the commercial office unit at 685 Fifth Avenue, and the sale of 49.9% joint venture interest in the Sears Box at Oakbrook Center (Note 3).

The loss on extinguishment of debt during the nine months ended September 30, 2019 is due to a pre-payment penalty related to the refinance at one property (Note 6).

Benefit from income taxes of $6.1 million during the nine months ended September 30, 2019 is primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction.

Equity in income of unconsolidated real estate affiliates decreased $58.8 million, primarily due to a decrease in income recognition on condominiums.

The unconsolidated real estate affiliates - gain on investment during the nine months ended September 30, 2019 relates to the sale of our 12.0% interest in Bayside Marketplace and the 49.3% sale of our interest in ABG (Note 3). The unconsolidated real estate affiliates - gain on investment during the nine months ended September 30, 2018 is due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 and the sale of a portion of our interest in Aeropostale (Note 3).

Liquidity and Capital Resources

Our primary source of cash is from the ownership and management of our properties and strategic dispositions. In addition, we will also use financings as a source of capital. We may generate cash from refinancings or borrowings under our revolving credit facility. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances, dividends, share repurchases and strategic acquisitions.

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $189.2 million of consolidated unrestricted cash and $1.2 billion of available credit under our credit facility as of September 30, 2019, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities; and

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, Class A Stock, Common Units of BPROP, share repurchases or other capital raising activities.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $315.0 million as of September 30, 2019. The Term A-1 Loan has a total commitment of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term A-2 Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points. The Term B Loan has a total commitment of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement. The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required not to exceed a maximum net debt-to-value ratio and fixed charge coverage ratio. As of September 30, 2019, we are not aware of any instances of non-compliance with such covenants.

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

On September 6, 2019, the Company closed a new loan at Park City Center in the amount of $135.0 million with an interest rate of LIBOR plus 3.00% which matures on September 9, 2021. This loan replaced the previous debt of $172.2 million that matured June 6, 2019 and included a pay down of the existing mezzanine loan in the amount of $36.8 million. For the period between the maturity date of the previous debt and the effective date of the new loan, the company extended forbearance and paid forbearance fees in total amount of $450.4 thousand.

On August 26, 2019, the Company closed a new loan on 730 Fifth Avenue in the amount of $807.5 million with a 5-year loan at LIBOR plus 3.53% which matures on September 1, 2024. This loan replaced the previous debt of $720.0 million that was previously extended to August 27, 2019 and included a pay down of $180.0 million on June 28, 2019.

On July 10, 2019, the Company closed a new loan on Westlake Center in the amount of $48.8 million with a 2-year floating rate at LIBOR plus 2.50% which matures on July 10, 2021. This loan replaced the previous debt of $42.5 million that matured July 10, 2019. The previous debt has been extinguished.

On July 5, 2019, the Company closed on new loans on The Woodlands Mall for a total of $465.0 million, which consists of $425.0 million with an interest rate of 4.25% and $40.0 million with an interest rate of 5.50%. The loan has a weighted average interest rate of 4.36% which matures on August 1, 2029. The loan replaced the previous debt of $294.0 million on the property that had a weighted average interest rate of 4.83% and was scheduled to mature on June 10, 2023. In accordance with the previous debt agreement, the Company incurred a prepayment penalty of $27.5 million which is recorded as loss on extinguishment of debt.

On July 1, 2019, the Company closed on a one-year extension on 830 North Michigan Ave in the amount of $78.0 million at LIBOR plus 1.60% which matures on July 1, 2020. This loan replaces the previous debt of $85.0 million that matured on July 1, 2019 and includes principal repayment of $7.0 million made in conjunction with the extension.

On June 3, 2019, the Company closed a new loan on the Grand Canal Shoppes in the amount of $975.0 million with a 10-year fixed interest rate of 4.29%, which matures on July 2, 2029. This loan replaced the previous debt of $625.0 million on the property that matured on June 3, 2019.

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

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bears interest at a rate equal to LIBOR plus 2.75% and is scheduled to mature on March 25, 2029. During the quarter ended September 30, 2019, the Company made a principal payment of $115.6 million in addition to the principal payment of $200.1 million made in the second quarter of 2019. The balance at September 30, 2019 was $26.1 million. The Company borrowed an additional $70.5 million during the second quarter of 2019, with a maturity date of June 25, 2029. The balance at September 30, 2019 was $70.5 million.

As of September 30, 2019, we had $6.8 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of September 30, 2019, our proportionate share of total debt aggregated $22.2 billion. Our total debt includes our consolidated debt of $14.5 billion and our share of unconsolidated real estate affiliates debt of $7.7 billion. Of our proportionate share of total debt, $4.8 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 26.0% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $4.0 billion at our proportionate share or approximately of 18.7% our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of September 30, 2019. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2023.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2019	$—	$303,898
2020	773,501	901,732
2021 (1)	2,817,677	755,451
2022	1,370,585	1,373,827
2023 (2)	2,933,024	1,181,407
Subsequent (3)	6,618,616	3,210,922
Total	$14,513,403	$7,727,237

(1)	Includes the Term A-1 Loan (Note 6).

(2)	Includes the Term A-2 Loan (Note 6).

(3)	Includes the Term B Loan (Note 6).

As of September 30, 2019, we do not have any consolidated debt that is scheduled to mature in 2019. We believe that the joint ventures will be able to refinance the debt of our unconsolidated real estate affiliates upon maturity; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

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

We have development and redevelopment activities totaling approximately $525.0 million under construction and $556.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report"). We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active redevelopments

Alderwood	Lynnwood, WA	Sears - Residential	2022	12	—
Northbrook Court	Northbrook, IL	Macy's Redevelopment (Retail)	2022	50	2
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2022	149	27
Tysons Galleria	McLean, VA	Macy's Redevelopment	2021	108	4
Other Projects	Various		2020-2022	116	24
Active developments/redevelopments				$435	$57
In planning

Ala Moana	Honolulu, HI	Residential Tower	2025	153	—
Cumberland	Atlanta, GA	Residential	2024	19	—
North Point	Alpharetta, GA	Sears Redevelopment - Residential	2022	62	—
Northbrook Court	Northbrook, IL	Residential	2022	50	—
Northridge	Northridge, CA	Residential - Phase #1	2025	48	—
Oxmoor Center	Louisville, KY	Sears Redevelopment (both Phases + Restaurant Pads)	2022	30	1
Shops at Merrick Park	Coral Gables, FL	Hotel	2023	32	—
Other Projects	Various		2021-2025	162	2
In planning				$556	$3
Total retail developments				$991	$60

(1)	Costs are at BPR's ownership share post August 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the nine months ended September 30, 2019 increased from December 31, 2018 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to our investment to date.

Capital Expenditures, Capitalized Interest and Overhead (at share)

The following table illustrates our capital expenditures, capitalized interest, and initial direct costs associated with leasing and development, which primarily relate to ordinary capital projects at our operating properties. In addition, we incurred tenant allowances and capitalized leasing costs for our operating properties as outlined below. Capitalized interest is based upon qualified expenditures and interest rates; capitalized leasing and development costs are initial direct costs as incremental costs of a lease that would not have been incurred if the lease had not been obtained. These costs are amortized over lives which are consistent with the related asset.

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Operating capital expenditures (1)	$122,537	$107,488
Tenant allowances and capitalized leasing costs (2)	149,234	146,785
Capitalized interest and capitalized overhead	17,848	52,852
Total	$289,619	$307,125

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 6.4 million square feet.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
November 4	November 29	December 31	$0.330
August 1	August 30	September 30	0.330
May 6	May 31	June 28	0.330
February 6	February 28	March 29	0.330
2018
October 31	November 30	December 31	$0.315
August 28	August 31	September 28	0.315

Class B Stock Dividend

Our Board of Directors declared dividends on the Class B-1 Stock, Class B-2 Stock and the Series B Preferred Stock during 2019 as follows:

Class B-1 Stock Dividends

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
November 4	December 25	December 25	$0.110

On November 4, 2019, a partial dividend was declared in the amount of $.11 per share of the Class B-1 Stock.

Class B-2 Stock Dividends

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
November 4	December 25	December 25	$0.110

On November 4, 2019, a partial dividend was declared in the amount of $.11 per share of the Class B-2 Stock.

Combined Class B stock and Series B Preferred Stock (Prior to Restated Charter)

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
May 25	June 25	June 25	$0.397
March 25	March 27	March 27	1.015

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

In the quarter ended June 30, 2019, a dividend was declared on the Class B-1 Stock and the Series B Preferred Stock of the Company in the amount equal to all unpaid dividends on such shares from March 31, 2019 to June 25, 2019 at the rate of 7.5% per annum payable on June 25, 2019 to the holders of record of Class B-1 Stock and the Series B Preferred Stock on June 25, 2019 for a combined distribution total of approximately$183.8 million.

Common Stock Dividends

GGP's Board of Directors declared common stock dividends during 2018 as follows:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13	July 31	$0.22
February 7	April 13	April 30	0.22

(1)     Excludes the Pre-Closing Dividend (Note 1).

Preferred Stock Dividends

On February 13, 2013, GGP issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. In connection with the BPY Transaction, each share was converted into one share of 6.375% Series A Preferred Stock. Our Board of Directors declared preferred stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
November 4	December 13	January 1	$0.3984
August 1	September 13	October 1	0.3984
May 6	June 14	July 1	0.3984
February 6	March 15	April 1	0.3984
2018
November 1	December 14	January 1	$0.3984
July 31	September 17	October 1	0.3984
May 3	June 15	July 2	0.3984
February 7	March 15	April 2	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $252.2 million for the nine months ended September 30, 2019 and $488.2 million for the nine months ended September 30, 2018. Significant changes in the components of net cash provided by operating activities include:

•	in 2019, a decrease of cash inflows was primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3);

•	in 2019, gain from changes of investment properties and other, net of $(39.7) million; and

•	in 2018, gain from changes of investment properties and other, net of $(2.9) billion.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(396.0) million for the nine months ended September 30, 2019 and $2.6 billion for the nine months ended September 30, 2018. Significant components of net cash used in investing activities include:

•	in 2019, development of real estate and property improvements of $(381.8) million;

•	in 2019, proceeds from repayment of loans to joint venture partners of $18.0 million;

•	in 2019, contributions to unconsolidated real estate affiliates of $(208.3) million;

•	in 2019, distributions received from unconsolidated real estate affiliates in excess of income of $269.5 million;

•	in 2019, loan to joint venture and joint venture partners of $(97.5) million;

•	in 2019, proceeds from loan to affiliates of $330.0 million;

•	in 2019, loans to affiliates of $(330.0) million;

•	in 2018, development of real estate and property improvements of $(587.4) million;

•	in 2018, proceeds from repayment of loans to joint venture partners of $82.0 million;

•	in 2018, contributions to unconsolidated real estate affiliates of $(102.1) million; and

•	in 2018, distributions received from unconsolidated real estate affiliates in excess of income of $343.0 million; and

•	in 2018, proceeds from sales of investment properties and unconsolidated real estate affiliates of $2.9 billion.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $82.2 million for the nine months ended September 30, 2019 and $(3.0) billion for the nine months ended September 30, 2018. Significant components of net cash provided by (used in) financing activities include:

•	in 2019, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $4.7 billion, which includes a $1 billion bonds issuance;

•	in 2019, principal payments on mortgages, notes, and loans payable of $(3.4) billion;

•	in 2019, buyback of Class A Stock of $(114.9) million;

•	in 2019, buyback of Class B-1 Stock of $(224.5) million;

•	in 2019, cash distributions to noncontrolling interests in consolidated real estate affiliates of $(67.0) million

•	in 2019, cash distributions paid to stockholders of $(738.0) million;

•	in 2018, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $6.6 billion;

•	in 2018, principal payments on mortgages, notes, and loans payable of $(1.2) billion;

•	in 2018, cash contributions from noncontrolling interests in consolidated real estate affiliates of $1.5 billion; and

•	in 2018, cash distributions paid to common stockholders of $(9.8) billion.

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

For the nine months ended September 30, 2019, there were no significant changes to these policies except for the policies related to the adoption of Accounting Standards Update ("ASU") 2016-02, Leases as of January 1, 2019 as described in Note 2 and below.

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

The following table reconciles GAAP net income attributable to BPR to FFO for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net (Loss) Income Attributable to BPR	$(33,423)	$3,683,274	$(228,988)	$3,840,924
Allocation of noncontrolling interests of the JV partner for impairment	—	—	(18,011)	—
Redeemable noncontrolling interests	—	37,601	—	39,303
Provision for impairment excluded from FFO	38,941	6,757	223,287	45,866
Noncontrolling interests in depreciation	(24,763)	(10,410)	(75,498)	(15,738)
Unconsolidated Real Estate Affiliates - gain on investment	—	(3,692)	(104,354)	(3,692)
Allocation of noncontrolling interests of partner to Consolidated and Unconsolidated Properties	586	(2,303)	(4,916)	(2,304)
Gain on sales of investment properties	(5,093)	(473,274)	(10,640)	(473,252)
Preferred stock dividends	(3,984)	(3,984)	(11,952)	(11,952)
Gain from changes in control of investment properties and other	(39,712)	(2,850,017)	(39,712)	(2,862,681)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	115,490	151,494	343,054	492,870
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	131,987	93,921	406,818	249,843
FFO	$180,029	$629,367	$479,088	$1,299,187

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

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In July 2017, the Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. The Company is not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on our variable rate debt and the swap rate for our interest rate swaps as discussed in Note 6 - Mortgages, Notes and Loans Payable. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or swaps, but the alternative reference rate could be higher and more volatile than LIBOR.

Certain risks arise in connection with transitioning contracts to an alternative reference rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty.

If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

ITEM 1A    RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2019	$—	$—	$—	(1)
August 1 - August 31, 2019	197,225	18.5583	197,225	(1)
September 1 - September 30, 2019	—	—	—	(1)
Total	$197,225	$18.5583	$197,225	(2)

(1)
On August 28, 2018, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.

(2)
As of September 30, 2019, the number of shares of Class A Stock comprising 10% of the Company's public float was greater than 5% of the Company's issued and outstanding Class A Stock, and was equal to 6,604,504 shares of Class A Stock. As of September 30, 2019, 6,207,279 shares of Class A Stock were available for repurchase under the Company's stock repurchase plan.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

The other information presented below is being filed as a result of the Company's adoption of the new accounting guidance for lease accounting ("ASC 842") on January 1, 2019. As part of that adoption, the Company elected the available practical expedient, for all classes of assets, not to separate lease components in contracts from the nonlease components in those contracts, when recording revenues associated with operating leases where it is the lessor. Since the lease component is the predominant component under the Company's leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and will be reported in all periods subsequent to the adoption of the new accounting guidance in a single caption, "rental revenues", on the Company's Consolidated Statements of Comprehensive Income. The presentation and disclosure of rental revenues have been adjusted to reflect these changes for the nine months ended September 30, 2019. Refer to Note 2 of Part I, Item 1 "Financial Statements" for further details on these updates to significant accounting policies.

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

Brookfield Property REIT Inc.

Date: November 8, 2019	By:	/s/ Michelle Campbell
Michelle Campbell
Secretary

Date: November 8, 2019	By:	/s/ Bryan K. Davis
Bryan K. Davis
Chief Financial Officer*
Brookfield Property Group LLC

*
Mr. Davis performs the functions of chief financial officer for Brookfield Property REIT Inc. (the "Company") pursuant to a Master Services Agreement, dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.