Form 10-K
period 2019-12-31
Brookfield Property REIT Inc.
filed 2020-02-28
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to
COMMISSION FILE NUMBER 1-34948
Brookfield Property REIT Inc.
(Exact name of registrant as specified in its charter)

Delaware			27-2963337
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

250 Vesey Street, 15th Floor	New York	NY	10281-1023
(Address of principal executive offices)			(Zip Code)
 (212) 417-7000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered:
Class A Stock, $.01 par value	BPR	Nasdaq Global Select Market
6.375% Series A Cumulative Perpetual Redeemable Preferred Stock, par value $0.01 per share	BPRAP	Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 26, 2020, there were 60,082,517 shares of the registrant's Class A stock outstanding.
As of June 30, 2019, the aggregate market value of the registrant’s Class A stock held by non-affiliates was approximately $1.4 billion based on the closing price of $18.89 as reported on the Nasdaq Global Select Market on June 28, 2019. For this computation, the registrant has excluded the market value of all shares of its Class A stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on June 17, 2020 are incorporated by reference into Part III.

1

Brookfield Property REIT Inc.
Annual Report on Form 10-K
December 31, 2019

2

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

As described in Note 1 to the Consolidated Financial Statements, on July 26, 2018, the Company’s stockholders approved a series of transactions (collectively, the "BPY Transaction") pursuant to which, among other things, (i) BPY would exchange all of its shares of the Company’s common stock owned by certain affiliates of BPY and any subsidiary of the Company for shares of a newly authorized series of preferred stock of the Company designated Series B Preferred Stock (the "Class B Exchange"), (ii) the Company’s certificate of incorporation would be amended and restated to, among other things, change the Company’s name from GGP Inc. to Brookfield Property REIT Inc. and authorize the issuance of Class A Stock, par value $0.01 per share ("Class A Stock"), Class B-1 Stock, par value $0.01 per share ("Class B-1 Stock") and Class C Stock, par value $0.01 per share ("Class C Stock") and to provide the terms governing such stock, and (iii) a special dividend would be paid to all holders of record of the Company’s common stock (not including holders of restricted stock, but including certain holders of options who were deemed stockholders) following the Class B Exchange (the "Pre-Closing Dividend"). The Pre-Closing Dividend would consist of a distribution of up to $23.50 in cash or a choice of either one BPY limited partnership unit ("BPY unit") or one share of Class A Stock, subject to proration in each case, based on an aggregate cash consideration amount of $9.25 billion. Each share of Class A Stock would be intended to provide an economic return equivalent to one BPY unit, and would be exchangeable for one BPY unit or its cash equivalent. The BPY Transaction was completed on August 28, 2018. All references in this report to "BPR" or the "Company" prior to such date refer to the Company prior to the effect of the BPY Transaction.

Our Company and Strategy

BPR (Nasdaq: BPR) is a subsidiary of BPY (Nasdaq: BPY; TSX: BPY.UN); one of the world’s largest commercial real estate companies, with approximately $88 billion in total assets. BPR's Class A Stock was created as a public security that is intended to offer economic equivalence to an investment in BPY in the form of a U.S. REIT stock. BPY owns and operates iconic properties in the world’s major markets and its global portfolio includes office, retail, multifamily, logistics, hospitality, self-storage, triple net lease, manufactured housing and student housing.

Although BPR only owns a subset of BPY’s portfolio, namely its Core Retail portfolio, shares of Class A Stock have been structured to provide an economic return equivalent to that of BPY units and therefore the market price of the Class A Stock will be significantly impacted by the combined business performance of BPY as a whole and the market price of the BPY units. In making an investment decision relating to BPR’s securities, you should carefully consult the documents prepared by BPY. See "Available Information" and Item 5 “Market for Registrants Common Equity, Related Stockholder Matters and Insider Purchases of Equity Securities” for further information regarding BPY, including trading information with respect to BPY’s units.
BPR directly owns a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot). As of December 31, 2019, we owned, either entirely or with joint venture partners, 122 retail properties located throughout the United States comprising approximately 120 million square feet of gross leasable area ("GLA").

As BPY's Core Retail business, our primary objective is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers and consumers. Our strategy includes:

•	increasing the permanent occupancy of our regional mall portfolio by converting temporary leases to permanent leases and leasing vacant space;

•	renewing or replacing expiring leases at greater rental rates;

•	actively recycling capital through the disposition of assets, investing in whole or partial interests in high-quality regional malls, anchor pads and our development pipeline and repaying debt; and

•	continuing to execute on our existing redevelopment projects and seeking additional opportunities within our portfolio for redevelopment.

As of December 31, 2019, our portfolio was 96.4% leased, compared to 96.5% leased at December 31, 2018. On a suite-to-suite basis, the leases commencing in the trailing 12 months exhibited initial rents that were 3.6% higher than the final rents paid on expiring leases (weighted based on the operating income contribution of the properties).

A portion of our portfolio is owned through joint venture, partnership or other arrangements with institutional partners. Prospectively, as we recycle capital, our preference is to sell down interests in assets to institutional partners and to continue to manage the assets on behalf of ourselves and the investors. We believe that this strategy enables us to enhance returns on our capital through associated fees, which represent an important area of growth.
Our redevelopment pipeline is a significant component of value of our business. We have redevelopment activities with an estimated cost to the company totaling approximately $583.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets.
Segments
BPR operates in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual property operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use property operations in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue or combined assets. When assessing segment operating performance, certain non-cash and non-comparable items such as straight-line rent, depreciation expense and intangible asset and liability amortization, are excluded from property operations, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

Customers

For the year ended December 31, 2019, our largest tenant, L Brands, Inc. (based on common parent ownership), accounted for approximately 3.8% of rents. Our three largest tenants, L Brands, Inc., Foot Locker, Inc., and LVMH, in aggregate, comprised approximately 9.4% of rents.

Competition

Competition within the retail property sector is strong. We compete for tenants and visitors to our malls with other malls in close proximity as well as online retailers. We believe the high-quality of our properties enables us to compete effectively for retailers and consumers. In order to maintain and increase our competitive position within a marketplace we:

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

As of December 31, 2019, the Phase I environmental site assessments have not revealed any environmental conditions that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that these assessments do not reveal all potential environmental liabilities or that conditions have changed since the assessment was prepared (typically, at the time the property was purchased or developed).

See Item 1A - "Risk Factors" for additional discussion of environmental matters.

Seasonality

Although BPR has a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the fourth quarter of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.

Employees

While certain of our subsidiaries have employees, BPR does not have any employees. BPR has entered into a Master Services Agreement dated August 27, 2018, among Brookfield Asset Management Inc. ("Brookfield Asset Management" or “BAM”), the Company and certain other parties thereto (the “Master Services Agreement”) pursuant to which each service provider and certain other affiliates of Brookfield Asset Management provide, or arrange for other service providers to provide, day-to-day management and administrative services for our Company. See Exhibit 10.16 for this Master Service Agreement.

Insurance

BPR has comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.

See Item 1A - "Risk Factors" for additional discussion of insurance matters.

Qualification as a REIT

BPR intends to maintain REIT status, and therefore our operations generally will not be subject to federal income tax on real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2019, 2018 and 2017 has been presented in Note 8.

Available Information

Information regarding BPY can be accessed on its Internet website at bpy.brookfield.com and information regarding BPR can be accessed on its Internet website at bpy.brookfield.com/bpr. BPY is subject to the information and periodic reporting requirements of the Exchange Act and fulfills the obligations with respect to those requirements by filing reports with the Securities and Exchange Commission (the "SEC"). In addition, BPY is required to file documents with the securities regulatory authority in each of the provinces and territories in Canada. Annual Reports, Quarterly Reports, Interactive Data Files and other SEC filings for both BPY and BPR are available and may be accessed free of charge through the Investors section of their respective Internet websites under the "Reports & Filings" subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. BPY’s and BPR’s Internet websites and included or linked information on the websites are not intended to be incorporated into this Annual Report. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at www.sec.gov. In addition, BPY’s filings are electronically available from the Canadian System for Electronic Document Analysis and Retrieval (SEDAR), at www.sedar.com, the Canadian equivalent of the SEC electronic document gathering and retrieval system.

The information found on, or accessible through, the website set forth above is not incorporated into and does not form a part of this Form 10-K.

ITEM 1A.    RISK FACTORS

You should carefully consider the following factors in addition to the other information set forth in this Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations and the value of the Class A Stock securities would likely suffer. Each share of Class A Stock has been structured with the intention of providing an economic return equivalent to one BPY unit. We therefore expect that the market price of the Class A Stock will be significantly impacted by the market price of the BPY units and the combined business performance of BPY as a whole. In addition to carefully considering the risks factors contained in this Annual Report relating to BPR’s assets, organizational structure and securities, you should carefully consider the risk factors applicable to BPY’s business and an investment in BPY units, which are included in BPY’s Annual Report on Form 20-F. For additional information regarding BPY, see “Our Company and Strategy” and “Available Information”.

Organization and Ownership Risks

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

Additionally, if the market capitalization of Class A Stock (i.e., if the price per share of Class A Stock, multiplied by the number of shares of Class A Stock outstanding) averages less than $1,000,000,000 over any period of thirty (30) consecutive trading days, the Company's Board of Directors will have the right to liquidate BPR’s assets and wind up BPR’s operations, which we refer to as a market capitalization liquidation event. Upon any market capitalization liquidation event, and subject to the prior rights of holders of the BPR Series A Preferred Stock and after the payment in full to any holder of BPR Class A Stock that has exercised its exchange rights, the holders of Class A Stock shall be entitled to a cash amount, for each share of Class A Stock, equal to the dollar volume-weighted average price of one BPY unit over the ten (10) trading days immediately following the public announcement of such market capitalization liquidation event, plus all declared and unpaid dividends. If, upon any such market capitalization liquidation event, the assets of BPR are insufficient to make such payment in full, then the assets of BPR will be distributed among the holders of Class A Stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled to receive. Notwithstanding the foregoing, upon any market capitalization liquidation event, BPY or an affiliate of BPY may elect to exchange all of the outstanding shares of Class A Stock for BPY units on a one-for-one basis. This initial one-for-one conversion factor is subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. Such a forced exchange of the Class A Stock for cash or BPY units could have a negative impact on the BPR stockholder’s investment, including adverse tax consequences.

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

Each share of Class A Stock is intended to provide an economic return equivalent to one BPY unit, and at any time from and after the date of the issuance of the Class A Stock, such stockholder may cause BPR to redeem a share of Class A Stock for an amount of cash equivalent to the value of a BPY unit or such share shall be exchanged for a BPY unit. Therefore, investors in Class A Stock will be affected by BPY's performance, including the performance of assets of BPY that are not assets of BPR. BPY and its business may be affected by a wide variety of factors, and we can provide no assurance that BPY's future performance will be comparable to its performance in the past.

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

Although shares of our Class A Stock are listed on the Nasdaq, an active trading market for our Class A Stock may not be sustained and we cannot assure you as to the liquidity of markets for Class A Stock or to your ability to sell Class A Stock or the price at which you would be able to sell Class A Stock. Class A Stock could trade at prices that may be lower than market prices for BPY units. A number of factors, principally factors relating to BPY but also including factors specific to BPR and its business, financial condition and liquidity, economic and financial market conditions, interest rates, unavailability of capital and financing sources, volatility levels and other factors could lead to a decline in the value of Class A Stock and a lack of liquidity in any market for Class A Stock.

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

Shares of all classes of BPR's outstanding stock, including the Class A Stock and Series A Preferred Stock, will rank junior to all indebtedness of, and other non-equity claims on, BPR with respect to assets available to satisfy such claims.

Business Risks

Our revenues and available cash are subject to conditions affecting the retail sector.

Our real property investments are influenced by the retail sector, which may be negatively impacted by increased unemployment, changes in international, national, regional, and local economic conditions, as a result of global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, pandemics, war, civil unrest and terrorism, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates and limited growth in consumer income, increased federal income and payroll taxes, increased health care costs, increased state and local taxes, increased real estate taxes, industry slowdowns, lack of availability of consumer credit, increased levels of consumer debt, decreased levels of consumer spending, changes in consumer confidence, fluctuations in seasonal spending in the United States, poor housing market conditions, adverse weather conditions, natural disasters, plant closings, and other factors. Similarly, local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the supply and creditworthiness of current and prospective tenants may negatively impact our properties.

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

We may be unable to lease space in our properties on favorable terms or at all.

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

Certain of our properties have had excess space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, there has been an increased number of bankruptcies of national retailers, as well as store closures. There is downward pressure on our rental rates and occupancy levels, and the increased bargaining power of creditworthy retail tenants may result in us having to increase our spend on tenant improvements and potentially make other lease modifications, any of which, in the aggregate, could have an adverse effect on our financial condition and results of operations.
The bankruptcy or store closures of national tenants, which are tenants with chains of stores in many of our properties, may adversely affect our revenues.

Our leases generally contain provisions designed to ensure the creditworthiness of the tenant. However, companies in the retail industry, including some of our tenants, have declared bankruptcy, or from time to time, have voluntarily ceased their operations, downsized their brick and mortar presence or failed to comply with their contractual obligations to us and to others. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. Tenants declaring bankruptcy may also seek protection under the bankruptcy laws from their creditors, including us as lessor. If one of our tenants files for bankruptcy, we may not be able to collect amounts owed by that party prior to filing for bankruptcy. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. As a result, the bankruptcy or closure of a national tenant may adversely affect our revenues. In addition, such closings may allow other tenants to modify their leases to terms that are less favorable for us, also adversely impacting our revenues. For example, certain of our lease agreements include a co-tenancy provision that allows the tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or if specific anchor tenants are no longer at the property. Therefore, if occupancy or tenancy falls below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced.

It may be difficult to sell real estate quickly, and transfer restrictions apply to some of our properties.

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

Our business is dependent on perceptions by retailers and shoppers of the convenience and attractiveness of our retail properties, and our inability to maintain a positive perception may adversely affect our revenues.

We are dependent on perceptions by retailers or shoppers of the safety, convenience and attractiveness of our retail properties. If retailers and shoppers perceive competing retail properties and other retailing options such as the Internet to be more convenient or of a higher quality, our revenues may be adversely affected.

We develop, expand and acquire properties and these activities are subject to risks due to economic factors.

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

Newly acquired properties may not perform as expected, such as not realizing expected occupancy and rental rates. In addition, we may have unexpected costs and may be unable to finance or refinance the new properties at acceptable terms. If an acquisition is not successful, we may have a loss on our investment in the property. Furthermore, if we elect to pursue "mixed use" development, we expose ourselves to risks associated with each non-retail use (e.g., office, residential, hotel and entertainment).

We are in a competitive business.

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

Some of our properties are subject to potential natural or other disasters.

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

Possible terrorist activity or other acts or threats of violence and threats to public safety could adversely affect our financial condition and results of operations.

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

Information technology failures and data security breaches could harm our business.

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

A significant and extended disruption in the functioning of these resources, including our primary website, could damage our reputation and cause us to lose customers, tenants and revenues, result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines, result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, require significant management attention and resources to remedy any resulting damages, subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues, which expenses we may not be able to recover in whole or in any part from our service providers or responsible parties, or their or our insurers. Moreover, cyber attacks perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our tenants' businesses and our business.

We may incur costs to comply with environmental laws.

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

Some potential losses are not insured.

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

Inflation or deflation may adversely affect our financial condition and results of operations.

Should the general price level increase in the future, this may have an impact on our consumers' disposable income. This may place pressure on retailer sales and margins as their costs rise and they may be unable to pass the costs along to the consumer, which in turn may affect their ability to pay rents and which could adversely impact our cash flow. Many but not all of our leases have fixed amounts for recoveries and if our costs rise, we may not be able to pass these costs on to our tenants. Rising costs may also impact our ability to generate cash flows.

Inflation also poses a risk to us due to the possibility of future increases in interest rates. Such increases would result in higher interest rates on new fixed-rate debt and adversely impact us due to our outstanding variable rate debt which could adversely affect our cash flows and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we manage our exposure to interest rate fluctuations related to a portion of our variable-rate debt using interest rate cap, swap and treasury lock agreements. Such agreements allow us to replace variable-rate debt with fixed-rate debt. However, our efforts to manage risks associated with interest rate volatility may not be successful. Additionally, interest rate cap, swap and treasury-lock agreements expose us to additional risks, including that the counterparties to the agreements might not perform their obligations. We also might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these agreements.

Deflation may have an impact on our ability to repay our debt. Deflation may put pressure on our tenants' profit margins or delay consumption and thus weaken tenant sales, which may reduce our tenants' ability to pay rents. Deflationary pressure on retailers may diminish their ability to rent our space and decrease our ability to re-lease the space on favorable terms to us.

We may be adversely affected by the potential discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt and the swap rate for our interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative reference rate could be higher and more volatile than LIBOR.
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
Our real estate assets may be subject to impairment charges.
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

Organizational Risks

We are controlled by BPY and its interests may conflict with our interests or the interests of holders of Class A Stock.

As of February 26, 2020, BPY and its affiliates control approximately 94.3% of the voting power of the Company’s outstanding voting shares, and the Company is party to a Master Services Agreement with Brookfield Asset Management and its affiliates. In the ordinary course of their business activities, BPY and Brookfield Asset Management may engage in activities where their interests conflict with our interests or those of holders of Class A Stock. BPY and Brookfield Asset Management may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, BPY and Brookfield Asset Management may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to the holders of our Class A Stock.

We are a "controlled company" within the meaning of the rules of the Nasdaq Stock Market ("Nasdaq") and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of our Class A Stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of February 26, 2020, BPY and its affiliates control approximately 94.3% of the Company’s shares entitled to vote generally in the election of directors. As a result, we are a "controlled company" within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

Our fourth amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain disputes between BPR’s stockholders and BPR and its current or former directors, officers and other stockholders, which could limit BPR’s stockholders’ ability to obtain a favorable judicial forum for disputes with BPR or its current or former directors, officers or other stockholders.

Pursuant to our fourth amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of BPR, (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or stockholder of BPR to BPR or its stockholders, (iii) any action asserting a claim against BPR arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation and bylaws, each as currently in effect, or (iv) any action asserting a claim against BPR governed by the internal affairs doctrine. The choice of forum provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The choice of forum provision may limit a BPR stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BPR or its current or former directors, officers or other stockholders, which may discourage such lawsuits against

BPR and its current or former directors, officers and other stockholders. Alternatively, if a court were to find the choice of forum provision contained in our fourth amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, BPR may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, results of operations, and financial condition.
We are a holding company with no operations of our own and depend on our subsidiaries for cash.

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

We share control of some of our properties with other investors and may have conflicts of interest with those investors.

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

Bankruptcy of our joint venture partners could impose delays and costs on us with respect to the jointly owned retail properties.

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

We are impacted by tax-related obligations to some of our partners.

We own certain properties through partnerships that have arrangements in place that protect the deferred tax situation of our existing third party limited partners. Violation of these arrangements could impose costs on us. As a result, we may be restricted with respect to decisions such as financing, encumbering, expanding or selling these properties.

Several of our joint venture partners have a tax status that may influence our decisions relating to the financing of, selling and revenue generation from their properties.

We provide financial support for a number of joint venture partners.

We provide secured financing to some of our joint venture partners. As of December 31, 2019, we have provided venture partners loans of $31.6 million (all of which is secured by the respective partnership interests). A default by a joint venture partner under their debt obligation may result in a loss.

We and/or a subsidiary that has elected to be treated as a REIT may not be able to maintain status as a REIT.

We have elected to be treated as a REIT commencing with our taxable year beginning July 1, 2010 (our date of incorporation), and certain of our subsidiaries have also made elections to be treated as REITs. Qualification and taxation as a REIT depends upon the REIT’s ability to satisfy several requirements (some of which are outside our control), including tests related to annual operating results, the nature and diversification of our assets, sources of income, distribution levels and diversity of stock ownership. Due to certain investments made by us, we and our REIT subsidiaries may reflect a significant amount of related party rent as non-qualifying income each year and such non-qualifying income may affect the ability of us and such REIT subsidiaries to meet the REIT income requirements. In addition, certain distributions made by certain of our REIT subsidiaries may be considered preferential dividends and, accordingly, may affect the ability of those subsidiaries to satisfy the REIT distribution requirement and qualify as a REIT. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in loss of our REIT status. The various REIT qualification tests required by the Internal Revenue Code of 1986, as amended (the "Code") are highly technical and complex. Accordingly, there can be no assurance that we or one or more of our REIT subsidiaries has operated in accordance with these requirements or will continue to operate in a manner so as to qualify or remain qualified as a REIT.
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

Legislative or regulatory action could adversely affect stockholders and our Company.

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

Liquidity Risks

Our indebtedness could adversely affect our financial health and operating flexibility.

As of December 31, 2019, we had $23.3 billion aggregate principal amount of indebtedness outstanding at our proportionate share including $7.2 billion of our share of unconsolidated debt and our junior subordinated notes of $206.2 million. Our indebtedness may have important consequences to us and the value of our equity, including:

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

Our debt contains restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions or operate our business.

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

We may not be able to refinance, extend or repay our consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates.

As of December 31, 2019, our proportionate share of total debt, including the $206.2 million of junior subordinated notes, aggregated $23.3 billion consisting of our consolidated debt, net of noncontrolling interest, of $16.1 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates (Note 5) of $7.2 billion. Of our proportionate share of total debt, $6.7 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder. There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans. If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

We may not be able to raise capital through financing activities.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

BPR's investments in real estate as of December 31, 2019 consisted of its interests in 122 retail properties. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. We manage substantially all of our Consolidated Properties (defined in Note 1) and provide management, leasing, and other services to a majority of our Unconsolidated Properties. Information regarding encumbrances on our properties is included here and on Schedule III of this Annual Report.

Mall and freestanding GLA includes in-line mall shop and outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a mall) and excludes anchors and tenant-owned GLA.

The following sets forth certain information regarding our properties as of December 31, 2019 (GLA in thousands):

RETAIL PROPERTIES

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)

Consolidated Retail Properties
1	200 Lafayette	90%	New York, NY	30	—	—	—	—	30	100%	27	Leased
2	218 W 57th Street	90%	New York, NY	35	—	—	—	—	35	100%	32	Leased
3	605 North Michigan Avenue	90%	Chicago, IL	73	—	—	—	—	73	100%	66	Sephora, Chase Bank, Regus, Roots
4	530 Fifth Avenue	81%	New York, NY	46	—	—	—	—	46	100%	38	Vans, Chase Bank, Duane Reade
5	685 Fifth Avenue	88%	New York, NY	24	—	—	—	—	24	100%	21	Coach, Stuart Weitzman, Tag Heuer
6	730 Fifth Avenue	90%	New York, NY	25	—	—	—	—	25	100%	23	Bulgari, Mikimoto, Piaget, Zegna
7	830 N. Michigan Ave.	90%	Chicago, IL	117	—	—	—	—	117	100%	106	Uniqlo, Columbia
8	Beachwood Place	90%	Beachwood, OH	325	317	247	97	—	987	94.9%	667	Nordstrom, Saks Fifth Avenue, Dillard's
9	Bellis Fair	90%	Bellingham, WA	428	100	238	—	—	766	86.6%	477	Macy's, JCPenney, Kohl's, Dick's Sporting Goods, Target
10	Brass Mill Center	90%	Waterbury, CT	440	218	319	189	—	1,166	93.9%	764	Macy's, JCPenney, Burlington Stores, Regal Cinemas
11	Coastland Center (1)	90%	Naples, FL	334	276	315	—	—	924	97.1%	550	Dillard's, Macy's, JCPenney
12	Columbia Mall	90%	Columbia, MO	304	—	421	—	—	725	92.2%	274	Dillard's, JCPenney, Target
13	Coral Ridge Mall	90%	Coralville, IA	606	—	442	—	25	1,074	97.1%	570	Dillard's, Scheels, JCPenney, Target, Homegoods, Best Buy, Ulta
14	Crossroads Center	90%	St. Cloud, MN	422	168	229	—	—	819	89.9%	533	Macy's, Scheels, JCPenney, Target
15	Deerbrook Mall	90%	Humble, TX	618	—	654	—	—	1,271	97%	558	Dillard's, Macy's, JCPenney, AMC Theaters, Dick's Sporting Goods
16	Eastridge Mall	90%	Casper, WY	281	214	76	—	—	571	84.5%	447	JCPenney, Dick's Sporting Goods, Target
17	Four Seasons Town Centre	90%	Greensboro, NC	506	294	202	—	—	1,002	94.7%	722	Dillard's, JCPenney, Round 1 Bowling
18	Fox River Mall	90%	Appleton, WI	627	—	595	—	—	1,222	96.3%	566	Macy's, Scheels, JCPenney, Target

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
19	Grand Teton Mall	90%	Idaho Falls, ID	213	199	125	93	—	631	89.2%	456	Dillard's, Macy's, JCPenney, Ross Dress For Less
20	Greenwood Mall	90%	Bowling Green, KY	423	278	151	—	—	852	94%	633	Dillard's, Belk, JCPenney
21	Hulen Mall	90%	Ft. Worth, TX	393	—	597	—	—	990	96.6%	355	Dillard's, Macy's
22	Jordan Creek Town Center	90%	West Des Moines, IA	732	152	198	259	—	1,341	98.4%	1,032	Von Maur, Dillard's, Scheels, Century Theaters, Dave & Buster's
23	Mall Of Louisiana	90%	Baton Rouge, LA	619	—	806	144	—	1,568	99%	688	Dillard's, Macy's, JCPenney, Nordstrom Rack, AMC Theaters, Dick's Sporting Goods, Main Event
24	Mall St. Matthews	90%	Louisville, KY	499	—	514	—	—	1,013	91.9%	450	Dillard's, Cinemark, JCPenney, Dave & Buster's
25	Mayfair	90%	Wauwatosa, WI	623	289	360	—	188	1,460	98.6%	993	Nordstrom, Macy's, AMC Theaters, Crate & Barrel
26	Meadows Mall	90%	Las Vegas, NV	309	—	637	—	—	945	89.8%	279	Dillard's, Macy's, JCPenney, Round 1 Bowling
27	Mondawmin Mall	90%	Baltimore, MD	387	—	—	—	74	460	98.2%	416	Ross Dress for Less, Shoppers Food & Pharmacy
28	Neshaminy Mall	90%	Bensalem, PA	383	416	218	—	—	1,018	88%	721	Barnes & Noble, Boscov's, AMC Theaters, Round 1 Bowling
29	North Point Mall	90%	Alpharetta, GA	408	540	363	—	34	1,345	91.9%	886	Von Maur, Dillard's, Macy's, JCPenney, American Girl
30	North Star Mall	90%	San Antonio, TX	515	207	522	—	—	1,245	98.3%	652	Dillard's, Macy's, Saks Fifth Avenue, JCPenney
31	Northtown Mall (1)	90%	Spokane, WA	437	242	242	—	—	922	94.5%	613	Macy's, Kohl's, JCPenney, Regal Cinemas
32	Oakwood Center	90%	Gretna, LA	355	229	332	—	—	916	97.7%	528	Dillard's, JCPenney, Dick's Sporting Goods
33	Oakwood Mall	90%	Eau Claire, WI	468	146	198	—	—	812	94.2%	554	JCPenney, Scheels, Hobby Lobby
34	Oxmoor Center (1)	85%	Louisville, KY	313	296	271	—	—	880	96.4%	519	Von Maur, Macy's, Dick's Sporting Goods, Top Golf
35	Paramus Park	90%	Paramus, NJ	372	69	289	—	21	753	94.4%	418	Macy's, Stew Leonard's
36	Park City Center	90%	Lancaster, PA	517	515	227	—	7	1,266	94.9%	938	Boscov's, Kohl's, JCPenney
37	Park Meadows	90%	Lone Tree, CO	743	—	823	—	—	1,566	99.3%	670	Nordstrom, Dillard's, Macy's, JCPenney, Dick's Sporting Goods
38	Peachtree Mall	90%	Columbus, GA	385	222	201	—	13	821	95.3%	559	Dillard's, Macy's, At Home, JCPenney
39	Pecanland Mall	90%	Monroe, LA	410	20	532	—	—	962	90%	388	Dillard's, Belk, JCPenney, Dick's Sporting Goods
40	Perimeter Mall	90%	Atlanta, GA	497	222	831	—	—	1,551	98.9%	649	Nordstrom, Von Maur, Dillard's, Macy's
41	Pioneer Place (1)	90%	Portland, OR	324	—	—	—	—	324	92.9%	292	Apple, Tiffany's, Louis Vuitton, H&M, Zara, WeWork
42	Prince Kuhio Plaza (1)	90%	Hilo, HI	272	125	62	—	—	459	95.2%	358	Macy's, TJ Maxx, Tractor Supply, CVS
43	Providence Place (1)	85%	Providence, RI	699	233	200	—	—	1,132	98%	794	Macy's, Boscov's, Providence Place Cinemas, Dave & Buster's

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
44	Quail Springs Mall	90%	Oklahoma City, OK	446	160	537	—	—	1,143	93%	547	Von Maur, Dillard's, JCPenney, AMC Theaters, Lifetime Fitness, Round 1 Bowling
45	River Hills Mall	90%	Mankato, MN	374	180	174	—	—	728	92.9%	499	Scheels, JCPenney, Target
46	Rivertown Crossings	90%	Grandville, MI	637	150	486	—	—	1,273	95.8%	711	Macy's, Kohl's, JCPenney, Dick's Sporting Goods, Round 1 Bowling
47	Shops at Merrick Park (1)	90%	Coral Gables, FL	414	—	330	—	101	845	98.5%	465	Neiman Marcus, Nordstrom, Equinox
48	Sooner Mall	90%	Norman, OK	243	135	137	—	—	515	94.7%	341	Dillard's, JCPenney
49	Southwest Plaza	90%	Littleton, CO	683	35	542	—	62	1,322	98%	704	Dillard's, Macy's, JCPenney, Target, Dick's Sporting Goods
50	Spokane Valley Mall (1)	90%	Spokane, WA	352	126	251	138	—	868	94.4%	556	Macy's, JCPenney, Nordstrom Rack, Dick's Sporting Goods, Regal Cinemas
51	Staten Island Mall	90%	Staten Island, NY	855	50	467	83	—	1,455	94.7%	892	Primark, Macy's, JCPenney, AMC Theaters, Dave & Buster's
52	Stonestown Galleria	90%	San Francisco, CA	408	428	—	—	—	836	99.3%	755	Regal Cinemas, Whole Foods, Trader Joe's, Target, The Sports Basement
53	The Shoppes At Buckland Hills	90%	Manchester, CT	543	—	513	—	—	1,056	95.6%	490	Macy's, JCPenney, Dick's Sporting Goods
54	The Streets At Southpoint	85%	Durham, NC	608	—	726	—	—	1,334	99%	518	Nordstrom, Macy's, Belk, JCPenney, Barnes & Noble
55	The Woodlands Mall	90%	Woodlands, TX	710	—	713	—	46	1,470	97.2%	683	Nordstrom, Macy's, Dillard's, JCPenney, Dick's Sporting Goods
56	Town East Mall	90%	Mesquite, TX	464	—	809	—	—	1,273	97.5%	419	Dillard's, Macy's, JCPenney, Dick's Sporting Goods
57	Towson Town Center	90%	Towson, MD	615	—	419	—	—	1,034	95%	555	Nordstrom, Macy's, Round 1 Bowling, Crate & Barrel
58	Tysons Galleria	90%	McLean, VA	294	260	252	—	—	806	98.2%	500	Neiman Marcus, Saks Fifth Avenue, Bowlero
59	Valley Plaza Mall	90%	Bakersfield, CA	533	311	292	—	—	1,136	99.6%	762	Macy's, JCPenney, Target
60	Visalia Mall	90%	Visalia, CA	179	257	—	—	—	436	96.7%	394	Macy's, JCPenney
61	Westlake Center	90%	Seattle, WA	126	—	—	—	—	126	100%	114	Saks Off Fifth, Nordstrom Rack, Zara
62	Willowbrook (1)	90%	Wayne, NJ	584	128	738	—	—	1,450	99.5%	643	Bloomingdale's, Macy's, Lord & Taylor, Cinemark, Dave & Buster's
	Total Consolidated Retail Properties			25,610	8,206	19,825	1,003	573	55,217	95.7%	31,828
Unconsolidated Retail Properties
63	85 Fifth Avenue	45%	New York, NY	13	—	—	—	—	13	100%	6	Anthropologie
64	Ala Moana Center (1)	45%	Honolulu, HI	1,298	972	—	14	364	2,648	96.9%	1,195	Nordstrom, Bloomingdale's, Neiman Marcus, Macy's, Foodland Farms, Target
65	Alderwood	45%	Lynnwood, WA	582	178	528	39	—	1,327	98.4%	360	Nordstrom, Macy's, JCPenney, Loews Cineplex
66	Altamonte Mall	45%	Altamonte Springs, FL	482	364	312	—	—	1,159	97%	382	Dillard's, Macy's, JCPenney, AMC Theaters, Main Event Entertainment
67	Apache Mall (1)	46%	Rochester, MN	412	206	163	—	—	781	95.6%	284	Macy's, Scheels, JCPenney

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
68	Augusta Mall (1)	46%	Augusta, GA	480	—	597	—	—	1,077	97.7%	221	Dillard's, Macy's, JCPenney, Dick's Sporting Goods
69	Baybrook Mall	46%	Friendswood, TX	1,075	97	721	—	—	1,892	99.4%	539	Dillard's, Macy's, JCPenney, Lifetime Fitness, Star Cinema Grill, Dick's Sporting Goods, Dave & Buster's
70	Boise Towne Square (1)	46%	Boise, ID	416	426	248	115	—	1,204	93.1%	440	Dillard's, Macy's, Kohl's, JCPenney, Nordstrom Rack
71	Carolina Place	45%	Pineville, NC	512	277	349	—	—	1,138	98.6%	356	Dillard's, Belk, JCPenney, Dave & Buster's, Dick's Sporting Goods
72	Christiana Mall (1)	23%	Newark, DE	623	—	641	—	—	1,265	99.5%	141	Nordstrom, Macy's, JCPenney, Cinemark, Cabela's, Target
73	Clackamas Town Center	45%	Happy Valley, OR	630	—	775	—	—	1,405	96.9%	284	Nordstrom, Macy's, JCPenney, Century Theatres, Dave & Buster's
74	Columbiana Centre	46%	Columbia, SC	295	145	361	—	—	801	99.5%	203	Dillard's, Belk, JCPenney, Dave & Buster's
75	Coronado Center (1)	46%	Albuquerque, NM	671	118	281	—	—	1,070	99.3%	363	Macy's, Kohl's, JCPenney, Dick's Sporting Goods, Round 1 Bowling, Furniture City
76	Cumberland Mall	46%	Atlanta, GA	538	226	278	—	—	1,042	98.7%	352	Macy's, Costco, Dick's Sporting Goods, Round 1 Bowling
77	Fashion Place (1)	46%	Murray, UT	463	162	338	—	—	962	99.5%	287	Nordstrom, Dillard's, Macy's, Crate & Barrel
78	Fashion Show	45%	Las Vegas, NV	837	272	762	—	—	1,871	98.6%	500	Neiman Marcus, Nordstrom, Saks Fifth Avenue, Dillard's, Macy's, Macy's Men, Dick's Sporting Goods
79	First Colony Mall	45%	Sugar Land, TX	556	—	619	—	—	1,175	99.8%	251	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, AMC Theaters
80	Florence Mall	45%	Florence, KY	382	—	552	—	—	934	87.9%	172	Macy's, Macy's Home Store, JCPenney
81	Galleria At Tyler (1)	45%	Riverside, CA	562	—	622	—	—	1,184	98.6%	254	Nordstrom, Macy's, JCPenney, AMC Theaters
82	Glenbrook Square	46%	Fort Wayne, IN	429	556	—	—	—	984	94.7%	453	Macy's, JCPenney, Round 1 Bowling
83	Glendale Galleria (1)	45%	Glendale, CA	514	305	525	—	138	1,482	99.2%	432	Bloomingdale's, Macy's, JCPenney, Target, Dick's Sporting Goods, Gold's Gym
84	Governor's Square (1)	46%	Tallahassee, FL	338	—	692	—	—	1,030	86.9%	156	Dillard's, JCPenney
85	Kenwood Towne Centre	45%	Cincinnati, OH	519	241	401	—	—	1,161	98.7%	343	Nordstrom, Dillard's, Macy's, Louis Vuitton, Tiffany
86	Lynnhaven Mall	46%	Virginia Beach, VA	650	150	381	—	—	1,181	98.7%	368	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, AMC Theaters, Dave & Buster's
87	Market Place Shopping Center	46%	Champaign, IL	474	235	150	—	—	859	97.1%	326	Macy's, Kohl's, JCPenney, Dick's Sporting Goods
88	Miami Design District	20%	Miami, FL	644	—	—	—	100	744	91.5%	149	Hermes, Fendi, Louis Vuitton, Valentino, Bulgari, Prada, Gucci
89	Mizner Park (1)	23%	Boca Raton, FL	138	80	—	—	265	483	94.5%	111	Lord & Taylor, IPIC Theaters

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
90	Natick Mall (1)	45%	Natick, MA	943	88	558	—	—	1,589	97.3%	465	Neiman Marcus, Nordstrom, Macy's, Lord & Taylor, Wegman's, Dave & Buster's
91	Northbrook Court	45%	Northbrook, IL	470	406	130	—	—	1,006	89.6%	395	Neiman Marcus, Lord & Taylor, AMC Theaters, Crate & Barrel, Fresh Farm
92	Northridge Fashion Center	46%	Northridge, CA	664	257	557	—	—	1,477	97.3%	424	Macy's, JCPenney, Dick's Sporting Goods, Pacific Theaters, Dave & Buster's, Gold's Gym
93	Oakbrook Center	43%	Oak Brook, IL	1,171	284	468	—	263	2,185	98.9%	739	Neiman Marcus, Nordstrom, Macy's, AMC Theatres, Lifetime Fitness, KidZania
94	Oglethorpe Mall	46%	Savannah, GA	400	221	316	—	—	936	97.2%	286	Macy's, Belk, JCPenney
95	One Union Square	45%	San Francisco, CA	22	—	—	—	20	42	100%	19	Bulgari, Moncler
96	Otay Ranch Town Center	45%	Chula Vista, CA	539	—	140	—	—	679	95.2%	243	Macy's, AMC Theaters, Barons Market
97	Park Place	46%	Tucson, AZ	467	—	584	—	—	1,051	96.1%	215	Dillard's, Macy's, Century Theatres, Round 1 Bowling
98	Pembroke Lakes Mall	46%	Pembroke Pines, FL	388	353	386	—	—	1,128	95.9%	341	Dillard's, Macy's, JCPenney, AMC Theaters, Round 1 Bowling
99	Pinnacle Hills Promenade	45%	Rogers, AR	367	99	162	309	74	1,011	91.7%	383	Dillard's, JCPenney, Malco Theatres, Dave & Buster's
100	Plaza Frontenac	50%	St. Louis, MO	217	126	135	—	—	478	95.5%	170	Neiman Marcus, Saks Fifth Avenue
101	Ridgedale Center	46%	Minnetonka, MN	367	177	596	—	—	1,139	93.5%	250	Nordstrom, Macy's, JCPenney
102	Riverchase Galleria	46%	Hoover, AL	528	330	610	—	—	1,468	95%	395	Von Maur, Macy's, Belk, Belk Homestore, JCPenney, Dave & Buster's
103	Saint Louis Galleria	66%	St. Louis, MO	463	—	714	—	—	1,177	99.3%	308	Nordstrom, Dillard's, Macy's, Carvana
104	Stonebriar Centre	45%	Frisco, TX	929	163	703	—	—	1,795	99.7%	493	Nordstrom, Dillard's, Macy's, JCPenney, Dick's Sporting Goods, AMC Theaters, KidZania
105	The Crossroads	46%	Portage, MI	261	82	421	—	—	764	91.4%	158	Macy's, Burlington Stores, JCPenney
106	The Gallery At Harborplace	46%	Baltimore, MD	98	—	—	—	292	390	74.5%	179	Victoria Secret, Footlocker, Forever 21, Spaces
107	The Grand Canal Shoppes	45%	Las Vegas, NV	658	—	—	—	94	752	99.9%	340	Louis Vuitton, Tao Nightclub, Smith & Wollensky, Canaletto
108	The Maine Mall	46%	South Portland, ME	460	120	378	—	1	958	97.7%	267	Macy's, JCPenney, Round 1 Bowling, Best Buy, Jordan's Furniture
109	The Mall In Columbia	45%	Columbia, MD	707	278	449	—	—	1,434	97.5%	444	Nordstrom, Macy's, Lord & Taylor, JCPenney, AMC Theaters, Main Event, Barnes & Noble
110	The Oaks Mall	46%	Gainesville, FL	348	233	325	—	—	906	90.7%	268	Dillard's, Belk, JCPenney
111	The Parks Mall at Arlington	46%	Arlington, TX	761	—	749	—	1	1,510	99.5%	350	Dillard's, Macy's, JCPenney, Nordstrom Rack, Dick's Sporting Goods
112	The Shoppes at River Crossing	45%	Macon, GA	417	—	333	—	—	751	94%	188	Dillard's, Belk, Dick's Sporting Goods
113	The Shops at La Cantera	34%	San Antonio, TX	617	—	628	—	73	1,317	99.4%	233	Neiman Marcus, Nordstrom, Dillard's, Macy's

Property Count	Property Name	BPR Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
114	The Shops at The Bravern	36%	Bellevue, WA	160	125	—	—	—	285	97.3%	103	Neiman Marcus, Hermes, Louis Vuitton, Gucci, Lifetime Fitness
115	The SoNo Collection	12%	Norwalk, CT	265	300	—	—	—	565	100%	66	Nordstrom, Bloomingdale's, Lillian August
116	Tucson Mall (1)	46%	Tucson, AZ	620	—	641	36	—	1,298	95.5%	302	Dillard's, Macy's, JCPenney, Dick's Sporting Goods
117	Water Tower Place	43%	Chicago, IL	411	297	—	—	86	794	93.6%	338	Macy's, American Girl
118	Westroads Mall	46%	Omaha, NE	531	—	529	—	—	1,060	97.8%	244	Von Maur, JCPenney, AMC Theaters, Dick's Sporting Goods
119	Whaler's Village	45%	Lahaina, HI	110	—	—	—	9	119	98.4%	54	Louis Vuitton, Lululemon, Leilani's, Hula Grill
120	White Marsh Mall	46%	Baltimore, MD	434	257	466	—	—	1,158	96.9%	318	Macy's, Macy's Home Store, Boscov's, JCPenney, Dave & Buster's
121	Willowbrook Mall	45%	Houston, TX	531	—	984	—	—	1,516	99.4%	240	Dillard's, Macy's, JCPenney, Dick's Sporting Goods
122	Woodbridge Center	46%	Woodbridge, NJ	635	458	561	—	—	1,655	96.2%	503	Macy's, Lord & Taylor, Boscov's, JCPenney, Dick's Sporting Goods
	Total Unconsolidated Retail Properties			30,493	9,663	22,817	513	1,779	65,264	96.9%	18,654
	Total Retail Properties			56,102	17,869	42,642	1,517	2,351	120,481	96.4%	50,481

OTHER RETAIL PROPERTIES
Property Count	Property Name	BPR Ownership	Location	Mall and Freestanding GLA	Anchor GLA (BPR Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Store
123	Shopping Leblon	32%	Rio de Janeiro, Brazil	221	64	—	—	—	286	99.3%	90
	Total			56,323	17,933	42,642	1,517	2,351	120,767	96.5%	50,571
_______________________________________________________________________________
(1)    A portion of the property is subject to a ground lease.
(2)    BPR Ownership is shown net of the noncontrolling interest of our institutional investor (Note 3).
(3)    Stores identified by management as significant due to size, market significance, traffic generation, rent impact or other reasons.

MORTGAGES, NOTES AND OTHER DEBT

The following table sets forth certain information regarding the mortgages and other indebtedness encumbering BPR's consolidated properties and its Unconsolidated Real Estate Affiliates, as well as its unsecured corporate debt (dollars in millions).

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2020	2021	2022	2023	2024	Thereafter	Mortgage Details

Consolidated Property Level
Mall St. Matthews	Louisville, KY	2.72%	June	2020	90%	$155	$155	—	$—	$—	$—	$—	Fixed
Town East Mall	Mesquite (Dallas), TX	3.57%	June	2020	90%	145	145	—	—	—	—	—	Fixed
Visalia Mall	Visalia, CA	3.71%	June	2020	90%	67	67	—	—	—	—	—	Fixed
830 North Michigan	Chicago, IL	3.6%	July	2020	90%	70	70	—	—	—	—	—	Floating
Tysons Galleria	McLean (Washington, D.C.), VA	4.06%	September	2020	90%	259	259	—	—	—	—	—	Fixed
Deerbrook Mall	Humble (Houston), TX	5.25%	April	2021	90%	119	3	116	—	—	—	—	Fixed
Brass Mill Center	Waterbury, CT	3.44%	April	2021	90%	58	1	57	—	—	—	—	Floating
Columbia Mall	Columbia, MO	3.44%	April	2021	90%	42	1	41	—	—	—	—	Floating
Eastridge	Casper, WY	3.44%	April	2021	90%	38	1	37	—	—	—	—	Floating
Four Seasons	Greensboro, NC	3.44%	April	2021	90%	27	—	27	—	—	—	—	Floating
Grand Teton Mall	Idaho Falls, ID	3.44%	April	2021	90%	39	1	38	—	—	—	—	Floating
Mayfair	Wauwatosa (Milwaukee), WI	3.44%	April	2021	90%	302	5	297	—	—	—	—	Floating
Mondawmin Mall	Baltimore, MD	3.44%	April	2021	90%	74	1	73	—	—	—	—	Floating
North Town Mall	Spokane, WA	3.44%	April	2021	90%	75	1	74	—	—	—	—	Floating
Oakwood	Eau Claire, WI	3.44%	April	2021	90%	62	1	61	—	—	—	—	Floating
Oakwood Center	Gretna, LA	3.44%	April	2021	90%	75	1	74	—	—	—	—	Floating
Pioneer Place	Portland, OR	3.44%	April	2021	90%	110	2	108	—	—	—	—	Floating
Quail Springs Mall	Oklahoma City, OK	3.44%	April	2021	90%	61	1	60	—	—	—	—	Floating
River Hills Mall	Mankato, MN	3.44%	April	2021	90%	62	1	61	—	—	—	—	Floating
Sooner Mall	Norman, OK	3.44%	April	2021	90%	62	1	61	—	—	—	—	Floating
Southwest Plaza	Littleton (Denver), CO	3.44%	April	2021	90%	100	2	98	—	—	—	—	Floating
Providence Place	Providence, RI	5.65%	May	2021	85%	282	7	275	—	—	—	—	Fixed
Fox River Mall	Appleton, WI	5.46%	June	2021	90%	146	4	142	—	—	—	—	Fixed
Oxmoor Center	Louisville, KY	5.37%	June	2021	85%	70	2	68	—	—	—	—	Fixed
Rivertown Crossings	Grandville (Grand Rapids), MI	5.19%	June	2021	90%	122	3	119	—	—	—	—	Fixed
Westlake Center	Seattle, WA	4.21%	July	2021	90%	44	—	44	—	—	—	—	Floating
Park City Center	Lancaster (Philadelphia), PA	4.74%	September	2021	90%	122	—	122	—	—	—	—	Floating

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2020	2021	2022	2023	2024	Thereafter	Mortgage Details
Westlake Center - Land	Seattle, WA	12.90%	November	2021	90%	2	—	2	—	—	—	—	Fixed
530 Fifth Avenue	New York, NY	4.99%	November	2021	81%	90	—	90	—	—	—	—	Floating
200 Lafayette	New York, NY	4.21%	November	2021	90%	24	—	24	—	—	—	—	Floating
Bellis Fair	Bellingham (Seattle), WA	5.23%	February	2022	90%	73	2	2	69	—	—	—	Fixed
The Shoppes at Buckland Hills	Manchester, CT	5.19%	March	2022	90%	103	3	3	97	—	—	—	Fixed
The Streets at SouthPoint	Durham, NC	4.36%	May	2022	85%	199	5	5	189	—	—	—	Fixed
Spokane Valley Mall	Spokane, WA	4.65%	June	2022	90%	49	1	1	47	—	—	—	Fixed
Greenwood Mall	Bowling Green, KY	4.19%	July	2022	90%	55	1	1	53	—	—	—	Fixed
North Star Mall	San Antonio, TX	3.93%	August	2022	90%	263	8	8	247	—	—	—	Fixed
Coral Ridge Mall	Coralville (Iowa City), IA	5.71%	September	2022	90%	88	2	2	84	—	—	—	Fixed
Coastland Center	Naples, FL	3.76%	November	2022	90%	101	3	3	95	—	—	—	Fixed
Pecanland Mall	Monroe, LA	3.88%	March	2023	90%	74	2	2	2	68	—	—	Fixed
Crossroads Center (MN)	St. Cloud, MN	3.25%	April	2023	90%	83	3	3	3	74	—	—	Fixed
Meadows Mall	Las Vegas, NV	3.96%	July	2023	90%	124	5	5	5	109	—	—	Fixed
Prince Kuhio Plaza	Hilo, HI	4.10%	July	2023	90%	36	1	1	1	33	—	—	Fixed
Staten Island Mall	Staten Island, NY	4.77%	September	2023	90%	209	6	7	7	189	—	—	Fixed
Hulen Mall	Fort Worth, TX	4.51%	October	2023	90%	80	1	1	1	77	—	—	Floating
Stonestown Galleria	San Francisco, CA	4.39%	October	2023	90%	159	3	3	3	150	—	—	Fixed
605 North Michigan Avenue	Chicago, IL	4.76%	December	2023	90%	72	—	—	—	72	—	—	Fixed
Jordan Creek Town Center	West Des Moines, IA	4.37%	January	2024	90%	178	5	5	5	5	158	—	Fixed
730 Fifth Avenue	New York , NY	5.27%	September	2024	90%	729	—	—	—	—	729	—	Floating
Shops at Merrick Park	Coral Gables, FL	3.90%	November	2024	90%	352	—	—	—	—	352	—	Fixed
Park Meadows	Lone Tree, CO	3.56%	November	2024	90%	632	—	—	—	—	632	—	Fixed
Valley Plaza Mall	Bakersfield, CA	3.75%	March	2025	90%	210	5	5	5	5	5	185	Fixed
Willowbrook Mall	Wayne, NJ	3.55%	March	2025	90%	325	—	—	—	—	—	325	Fixed
Beachwood Place	Beachwood, OH	3.94%	March	2025	90%	188	4	5	5	5	5	164	Fixed
Towson Town Center	Towson, MD	3.82%	August	2025	90%	286	6	6	7	7	7	253	Fixed
Paramus Park	Paramus, NJ	4.07%	September	2025	90%	108	—	—	—	—	—	108	Fixed
Peachtree Mall	Columbus, GA	3.94%	December	2025	90%	66	2	2	2	2	3	55	Fixed
Perimeter Mall	Atlanta, GA	3.96%	September	2026	90%	248	—	—	—	—	—	248	Fixed
North Point Mall	Alpharetta (Atlanta), GA	4.54%	September	2026	90%	225	4	4	4	5	5	203	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2020	2021	2022	2023	2024	Thereafter	Mortgage Details
Mall of Louisiana	Baton Rouge, LA	3.98%	August	2027	90%	293	2	6	6	6	6	267	Fixed
Providence Place - Other	Providence, RI	7.75%	July	2028	85%	26	2	2	2	3	4	13	Fixed
685 Fifth Avenue	New York, NY	4.53%	July	2028	88%	241	—	—	—	—	—	241	Fixed
The Woodlands	Woodlands (Houston), TX	4.36%	August	2029	90%	419	3	3	3	4	4	402	Fixed
Norwalk	Norwalk, CT	2%	December	2037	90%	3	—	—	—	—	—	3	Fixed
Consolidated Property Level						$9,201	$814	$2,254	$942	$814	$1,910	$2,467

Unconsolidated Property Level
Miami Design District Misc	Miami, FL	6.04%	February	2020	20%	$20	$20	—	$—	$—	$—	$—	Floating
The Shops at The Bravern	Bellevue, WA	4.25%	May	2020	36%	21	21	—	—	—	—	—	Floating
Tucson Mall	Tucson, AZ	4.01%	June	2020	46%	113	113	—	—	—	—	—	Fixed
Fashion Place	Murray, UT	3.64%	June	2020	46%	104	104	—	—	—	—	—	Fixed
Oakbrook Center	Oak Brook (Chicago), IL	3.66%	July	2020	43%	183	183	—	—	—	—	—	Fixed
The Mall in Columbia	Columbia, MD	3.95%	September	2020	45%	145	145	—	—	—	—	—	Fixed
Water Tower Place	Chicago, IL	4.33%	October	2020	43%	156	156	—	—	—	—	—	Fixed
Kenwood Towne Centre	Cincinnati, OH	5.37%	December	2020	63%	127	127	—	—	—	—	—	Fixed
Whaler's Village	Lahaina, HI	5.42%	January	2021	45%	36	—	36	—	—	—	—	Fixed
Northridge Fashion Center	Northridge (Los Angeles), CA	5.10%	April	2021	46%	99	3	96	—	—	—	—	Fixed
Willowbrook Mall (TX)	Houston, TX	5.13%	April	2021	45%	83	2	81	—	—	—	—	Fixed
85 Fifth Avenue	New York, NY	4.46%	April	2021	45%	27	—	27	—	—	—	—	Floating
White Marsh Mall	Baltimore, MD	3.66%	May	2021	46%	87	—	87	—	—	—	—	Fixed
Park Place	Tucson, AZ	5.18%	May	2021	46%	79	2	77	—	—	—	—	Fixed
Miami Design District	Miami, FL	6.20%	May	2021	20%	117	—	117	—	—	—	—	Floating
Northbrook Court	Northbrook, IL	4.25%	November	2021	45%	54	1	53	—	—	—	—	Fixed
Fashion Show - Other	Las Vegas,	6.06%	November	2021	45%	1	—	1	—	—	—	—	Fixed
Ala Moana Center	Honolulu, HI	4.23%	April	2022	45%	632	—	—	632	—	—	—	Fixed
The Gallery at Harborplace	Baltimore, MD	5.24%	May	2022	46%	33	1	1	31	—	—	—	Fixed
Florence Mall	Florence (Cincinnati, OH), KY	4.15%	June	2022	45%	41	—	—	41	—	—	—	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2020	2021	2022	2023	2024	Thereafter	Mortgage Details
Clackamas Town Center	Happy Valley, OR	4.18%	October	2022	45%	97	—	—	97	—	—	—	Fixed
The Oaks Mall	Gainesville, FL	4.55%	October	2022	46%	56	2	2	52	—	—	—	Fixed
Westroads Mall	Omaha, NE	4.55%	October	2022	46%	63	2	2	59	—	—	—	Fixed
The Shoppes at River Crossing	Macon, GA	3.75%	March	2023	45%	34	1	1	1	31	—	—	Fixed
Ala Moana Expansion	Honolulu, HI	3.80%	May	2023	45%	226	—	—	—	226	—	—	Fixed
Cumberland Mall	Atlanta, GA	3.67%	May	2023	46%	74	—	—	—	74	—	—	Fixed
Carolina Place	Pineville (Charlotte), NC	3.84%	June	2023	45%	74	2	2	2	68	—	—	Fixed
Oglethorpe Mall	Savannah, GA	3.90%	July	2023	46%	67	1	1	2	63	—	—	Fixed
Augusta Mall	Augusta, GA	4.36%	August	2023	46%	78	—	—	—	78	—	—	Fixed
The SoNo Collection	Norwalk, CT	5.46%	August	2023	12%	36	—	—	—	36	—	—	Floating
Ridgedale Center	Minnetonka, MN	4.29%	September	2023	46%	77	—	—	—	77	—	—	Floating
Riverchase Galleria	Birmingham, AL	5.25%	September	2023	46%	76	—	—	—	76	—	—	Floating
Apache Mall	Rochester, MN	5.25%	September	2023	46%	34	—	—	—	34	—	—	Floating
Columbiana Centre	Columbia, SC	5.25%	September	2023	46%	63	—	—	—	63	—	—	Floating
One Union Square	San Francisco, CA	5.12%	October	2023	45%	23	—	—	—	23	—	—	Fixed
Boise Towne Square	Boise Towne Square, ID	4.79%	October	2023	46%	54	2	2	2	48	—	—	Fixed
Galleria at Tyler	Riverside, CA	5.05%	November	2023	45%	77	2	2	2	71	—	—	Fixed
Market Place Shopping Center	Champaign, IL	4.66%	November	2023	46%	41	1	1	1	38	—	—	Floating
The Crossroads (MI)	Portage, MI	4.42%	December	2023	46%	41	1	1	1	38	—	—	Fixed
Woodbridge Center	Woodbridge, NJ	4.80%	April	2024	46%	110	2	2	2	2	102	—	Fixed
The Maine Mall	South Portland, ME	4.66%	April	2024	46%	108	—	—	—	—	108	—	Fixed
Governor's Square	Tallahassee, FL	5.09%	May	2024	46%	28	—	—	—	—	28	—	Floating
Coronado Center	Albuquerque, NM	5.09%	May	2024	46%	101	—	—	—	—	101	—	Floating
Lynnhaven Mall	Virginia Beach, VA	5.09%	May	2024	46%	108	—	—	—	—	108	—	Floating
Stonebriar Centre	Frisco (Dallas), TX	4.05%	August	2024	45%	121	3	3	3	3	109	—	Fixed
Baybrook Mall	Friendswood (Houston), TX	5.52%	September	2024	46%	108	2	2	2	3	99	—	Fixed
The Parks Mall at Arlington	Arlington (Dallas), TX	5.57%	September	2024	46%	108	2	2	2	3	99	—	Fixed
Fashion Show	Las Vegas, NV	4.03%	November	2024	45%	377	—	—	—	—	377	—	Fixed
Natick Mall	Natick (Boston), MA	3.72%	November	2024	45%	228	—	—	—	—	228	—	Fixed
Pinnacle Hills Promenade	Rogers, AR	4.13%	January	2025	45%	50	1	1	1	1	1	45	Fixed
Altamonte Mall	Altamonte Springs (Orlando), FL	3.72%	February	2025	45%	70	2	2	2	2	2	60	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPR Ownership (2)	Proportionate Total	2020	2021	2022	2023	2024	Thereafter	Mortgage Details
Pembroke Lakes Mall	Pembroke, FL	3.56%	March	2025	46%	120	—	—	—	—	—	120	Fixed
Alderwood	Lynnwood (Seattle), WA	3.48%	June	2025	45%	146	4	4	4	4	4	126	Fixed
Boise Towne Plaza	Boise Towne Square, ID	4.13%	August	2025	46%	8	—	—	—	—	—	8	Fixed
Glenbrook Square	Fort Wayne, IN	4.27%	November	2025	46%	72	1	2	2	2	2	63	Fixed
Glendale Galleria	Glendale, CA	4.06%	September	2026	45%	194	1	4	4	4	4	177	Fixed
The Shops at La Cantera	San Antonio, Bexar County, TX	3.60%	May	2027	34%	118	—	—	—	—	—	118	Fixed
Baybrook Expansion	Friendswood, TX	3.77%	December	2027	26%	37	—	—	—	—	—	37	Fixed
Christiana Mall	Newark, DE	4.28%	August	2028	23%	124	—	—	—	—	—	124	Fixed
Plaza Frontenac	St. Louis, MO	4.43%	August	2028	50%	50	—	—	—	—	—	50	Fixed
Saint Louis Galleria	St. Louis, MO	5.10%	November	2028	66%	173	3	3	3	3	3	158	Fixed
The Grand Canal Shoppes	Las Vegas, NV	4.29%	July	2029	45%	441	—	—	—	—	—	441	Fixed
First Colony Mall	Sugarland, TX	3.55%	November	2029	45%	99	—	—	—	—	—	99	Fixed
Unconsolidated Property Level						$6,548	$913	$615	$948	$1,071	$1,375	$1,626
Corporate
Subordinated Unsecured Note ($31.7M)	N/A	4.71%	January	2020	90.25%	$32	$32	—	$—	$—	$—	$—	Floating
BPR Term Loan A-1	N/A	4.03%	August	2021	90.25%	31	—	31	—	—	—	—	Floating
Project Gold - Revolver	N/A	4.03%	August	2022	90.25%	645	—	—	645	—	—	—	Floating
BPR Term Loan A-2	N/A	4.05%	August	2023	90.25%	1,805	—	25	100	1,680	—	—	Floating
BPR Term Loan B	N/A	4.3%	August	2025	90.25%	1,782	20	20	20	20	20	1,682	Floating
Senior Secured Notes - Silver Bonds	N/A	5.75%	May	2026	90.25%	902	—	—	—	—	—	902	Floating
Subordinated Unsecured Note ($70.5M)	N/A	4.71%	June	2029	90.25%	3	—	—	—	—	—	3	Floating
Junior Subordinated Notes Due 2036	N/A	3.39%	April	2036	90.25%	186	—	—	—	—	—	186	Floating
Total Corporate						$5,386	$52	$76	$765	$1,700	$20	$2,773
Other, net						166						166
Total						$21,301	$1,779	$2,945	$2,655	$3,585	$3,305	$7,032
_______________________________________________________________________________
(1)    Assumes that all maturity extensions are exercised.
(2)    BPR Ownership is shown net of the noncontrolling interest of our institutional investor (Note 3).

Below is a reconciliation of our proportionate share of mortgages, notes and loans payable (from above) to our consolidated mortgages, notes and loans payable per our Consolidated Balance Sheet as of December 31, 2019 (dollars in millions).

Total Maturities, from above	$21,301
Debt related to solar projects and other	292
Proportionate Portfolio Debt	21,593
Deferred financing costs, market rate adjustments and other, net	(132)
Junior Subordinated Notes Due 2036	(206)
Proportionate Mortgages, Notes and Loans Payable	$21,255
BPR Share of Unconsolidated Real Estate Affiliates	(6,547)
Noncontrolling Interests	1,195
Consolidated Mortgages, Notes and Loans Payable on US GAAP Basis	$15,903

Lease Expiration Schedule

The following table indicates various lease expiration information related to our retail properties owned as of December 31, 2019. The table excludes expirations and rental revenue from temporary tenants and tenants that pay percent-in-lieu rent. See "Note 2—Summary of Significant Accounting Policies" for our accounting policies for revenue recognition from our tenant leases and "Note 7—Leases" for the future minimum rentals of our operating leases for the consolidated properties (dollars in millions).

Year	Number of Expiring Leases	Expiring GLA at 100%	Percent of Total	Expiring Rent	Expiring Rent ($psf)
Specialty Leasing	1,080	2,577	4.8%	$62,693	$24.33
2020	1,819	5,697	10.5%	334,441	58.71
2021	1,681	5,800	10.7%	321,815	55.49
2022	1,582	6,163	11.4%	316,136	51.30
2023	1,321	5,170	9.6%	324,173	62.70
2024	1,321	6,062	11.2%	371,758	61.33
2025	1,046	5,075	9.4%	363,146	71.56
2026	833	3,892	7.2%	294,206	75.60
2027	668	3,871	7.2%	265,205	68.52
2028	603	3,233	6.0%	203,972	63.09
Subsequent	1,093	6,539	12.1%	369,198	56.46
Total	13,047	54,078	100.0%	$3,226,743	$59.67
Vacant Space	919	2,024
Mall and Freestanding GLA	13,966	56,102

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Stock is listed on the Nasdaq under the symbol "BPR." As of February 26, 2020, we had approximately 369 stockholders of record of Class A Stock. Our Class B-1 Stock and Class B-2 Stock (together, the "Class B Stock"), Series B Preferred Stock and Class C Stock are not listed.

See Note 12 for information regarding shares of our Class A Stock that may be issued under our equity compensation plans as of December 31, 2019 and Note 10 for information regarding redemptions of the units of BPR OP, LP ("BPROP") held by limited partners for Class A Stock.

The following line graph sets forth the cumulative total returns on a $100 investment in each of the common stock of GGP Inc. (prior to August 28, 2018) and the Class A Stock of BPR (on and subsequent to August 28, 2018), S&P 500 and the FTSE National Association of REITs—Equity REITs from December 31, 2014 through December 31, 2019.

Total Return Performance (1)
December 2014 to December 2019

_______________________________________________________________________________
(1)     Excludes the 2018 Pre-Closing Dividend.

As Of		December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
BPR	Cum $	100	99	95	92	67	82
	Return %		(0.69)	(5.19)	(7.72)	(32.87)	(17.57)
FTSE Nareit Equity REIT Index	Cum $	100	103	112	118	112	142
	Return %		3.20	11.99	17.84	12.39	41.61
S&P 500 Index	Cum $	100	101	114	138	132	174
	Return %		1.38	13.51	38.29	32.23	73.86

Unregistered Sales of Equity Securities and Use of Proceeds

On December 20, 2019, the Company issued 13,712,834 shares of Class B-1 Stock to BPR FIN I Subco LLC for aggregate proceeds of $293.3 million, equal to $21.39 per share, which the Company used to repay unsecured corporate debt. The issuance of the Class B-1 Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Recent Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2019	—	—	—	(1)
November 1 - November 30, 2019	—	—	—	(1)
December 1 - December 31, 2019	—	—	—	(1)
Total	$—	$—	$—	(2)

(1)
On August 1, 2019, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.

(2)
As of December 31, 2019, the number of shares of Class A Stock comprising 10% of the Company's public float was greater than 5% of the Company's issued and outstanding Class A Stock, and was equal to 6,402,442 shares of Class A Stock. As of December 31, 2019, 6,005,217 shares of Class A Stock were available for repurchase under the Company's stock repurchase plan.

The following table sets forth the price ranges and trading volumes of the BPY units, which are listed on the Nasdaq under the symbol "BPY", as reported by the Nasdaq for the periods indicated.

2019	High ($)	Low ($)	Volume
October 1, 2019 - December 31, 2019	$20.52	$17.99	58,672,300
July 1, 2019 - September 30, 2019	$20.58	$18.26	51,862,900
April 1, 2019 - June 30, 2019	$21.22	$18.12	77,184,300
January 1, 2019 - March 31, 2019	$20.79	$15.89	87,399,700
2018
October 1, 2018 - December 31, 2018	$21.09	$14.96	121,103,300
July 1, 2018 - September 30, 2018	$21.15	$18.86	199,737,100
April 1, 2018 - June 30, 2018	$20.65	$18.46	23,710,400
January 1, 2018 - March 31, 2018	$22.31	$18.13	16,866,800

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in thousands, except per share amounts)
OPERATING DATA (1)
Total revenues	$1,563,968	$2,064,034	$2,327,862	$2,346,446	$2,403,906
Total expenses	1,373,886	1,636,358	1,489,605	1,546,193	1,480,013
Income from continuing operations	480,911	4,163,769	666,873	1,308,273	1,393,596
Net income attributable to Brookfield Property REIT Inc.	432,880	4,090,541	657,334	1,288,367	1,374,561
Common Stock Basic Earnings Per Share (Through August 27, 2018):
Continuing operations	$—	$4.16	$0.72	$1.44	$1.54
Common Stock Diluted Earnings Per Share (Through August 27, 2018):
Continuing operations	$—	$4.15	$0.68	$1.34	$1.43
Class A dividends declared per share (August 28, 2018 through December 31, 2019) (Note 11) (1)	$1.32	$0.63	$—	$—	$—
Common stock dividends declared per share (Through August 27, 2018) (Note 11) (2)	$—	$0.44	$0.88	$1.06	$0.71
FUNDS FROM OPERATIONS ("FFO") (3)	$674,213	$1,569,283	$1,530,590	$1,500,848	$1,299,454
CASH FLOW DATA (1) (4)
Operating activities	$428,129	$584,549	$1,294,612	$1,136,151	$1,068,586
Investing activities	$(1,328,958)	$2,697,130	$(855,296)	$521,411	$(313,488)
Financing activities	$877,648	$(3,214,925)	$(738,263)	$(1,564,114)	$(778,175)

	As of December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA
Investment in real estate assets—cost	$22,474,919	$19,443,057	$24,821,824	$23,278,210	$23,791,086
Total assets	21,973,386	19,033,526	23,347,526	22,732,746	24,073,555
Total debt	16,109,094	12,795,849	13,038,659	12,636,618	14,422,360
Redeemable noncontrolling interests	62,235	73,696	248,126	262,727	287,627
Stockholders' equity	1,762,367	1,221,826	8,795,660	8,635,764	8,270,043
_______________________________________________________________________________

(1)
Cash flow data only represents BPR's consolidated cash flows as defined by generally accepted accounting principles ("GAAP") and as such, operating cash flow does not include the cash received from our Unconsolidated Real Estate Affiliates, except to the extent of contributions to or distributions from our Unconsolidated Real Estate Affiliates.

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

Overview—Introduction

We own a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot). As of December 31, 2019, we owned, either entirely or with joint venture partners, 122 retail properties located throughout the United States comprising approximately 120 million square feet of gross leasable area or GLA.

Our primary objective is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers and consumers. Our strategy includes:

•	increasing the permanent occupancy of our regional mall portfolio by converting temporary leases to permanent leases and leasing vacant space;

•	renewing or replacing expiring leases at greater rental rates;

•	actively recycling capital through the disposition of assets; investing in whole or partial interests in high-quality regional malls, anchor pads, and our development pipeline and repaying debt; and

•	continuing to execute on our existing redevelopment projects and seeking additional opportunities within our portfolio for redevelopment.

As of December 31, 2019, the portfolio was 96.4% leased, compared to 96.5% leased at December 31, 2018. In 2019, our retail properties reported an average of $798 in tenant sales per square foot (weighted based on the operating income contribution of the properties). During this same period, the spread between the rent paid on expiring leases and the rent commencing under new leases on a suite-to-suite basis in our retail portfolio increased by 3.6% (weighted based on the operating income contribution of the properties).

Overview

Net income attributable to BPR decreased 89.4% from $4.1 billion for the year ended December 31, 2018 to $0.4 billion for the year ended December 31, 2019. This decline is primarily the result of the gains booked in the third quarter of 2018 related to the BPY transaction (Note 3).

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	December 31, 2019 (1)	December 31, 2018 (1)
In-Place Rents Per Square Foot (all less anchors) (2)	$61.74	$61.44
In-Place Rents Per Square Foot (<10K square feet) (2)	$79.84	$78.01

Percentage Occupied for Total Retail Properties	96.0%	96.1%
Percentage Leased for Total Retail Properties	96.4%	96.5%

(1)
Metrics exclude properties acquired in the year ended December 31, 2019 and the December 31, 2018, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

(2)	Rent is presented on a cash basis and consists of base minimum rent and common area costs.

Lease Spread Metrics

The following tables summarize signed leases compared to expiring leases in the same suite, for leases where (1) the downtime between new and previous tenant was less than 24 months, (2) the occupied space between the previous tenant and new tenant did not change by more than 10,000 square feet and (3) the new lease term is at least a year. The metrics based on the operating income of the properties is the result of weighting each metric by the property's net operating income contribution to the Company's total net operating income.

Metrics Weighted Based on the Operating Income Contribution of the Properties:

	Number of Leases	Square Feet (in thousands)	Term/Years	Initial Rent Per Square Foot (1)	Expiring Rent Per Square Foot (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,329	5,256	6.5	$60.58	$58.47	$2.12	3.6%

Metrics Not Weighted Based on the Operating Income Contribution of the Properties:

	Number of Leases	Square Feet (in thousands)	Term/Years	Initial Rent Per Square Foot (1)	Expiring Rent Per Square Foot (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,329	5,256	6.5	$45.96	$43.99	$1.97	4.5%

_______________________________________________________________________________
(1)     Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2)     Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Year Ended December 31, 2019 and 2018

Rental revenues decreased $530.3 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $503.2 million decrease in rental revenues during 2019 as compared to 2018. In addition, the sale of our partial interest at one operating property in the fourth quarter of 2018 resulted in a $10.2 million decrease in rental revenues during 2019 as compared to 2018 as the property is now accounted for in Unconsolidated Real Estate Affiliates (Note 3).

Management fees and other corporate revenues increased $40.7 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $38.7 million increase in property management and leasing fees during 2019 compared to 2018 (Note 3).

Real estate taxes decreased $50.1 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $54.1 million decrease in real estate taxes during 2019 compared to 2018 (Note 3).

Other property operating costs decreased $73.9 million, primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $78.2 million decrease in other property operating costs during 2019 compared to 2018 (Note 3).

Property management and other costs increased $56.6 million primarily due to an increase in salaries and bonuses, corporate office rent and management fees.

The provision for impairment of $223.1 million during 2019 is related to impairment charges recorded on two operating properties and the provision of impairment of $45.9 million during 2018 is related to impairment charges recorded on one property (Note 2).

Depreciation and amortization decreased $131.4 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $160.1 million decrease in depreciation and amortization during 2019 compared to 2018 (Note 3). The development projects related to one operating property resulted in an offsetting $13.2 million increase in depreciation expense during 2019 compared to 2018.

Interest expense increased $101.8 million primarily due to a $210.6 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6). The acquisition of an additional interest at one operating property from our joint venture partner during the third quarter of 2019 resulted in a $16.9 million increase in interest expense during 2019 compared to 2018 (Note 3). This was partially offset by the joint venture transactions related to the BPY Transaction in the third quarter of 2018. This resulted in a $134.4 million decrease in interest expense during 2019 compared to 2018 (Note 3). In addition, the sale of our partial interest at one operating property in the fourth quarter of 2018 resulted in $8.1 million decrease in interest expense during 2019 compared to 2018 as the property is now accounted for as Unconsolidated Real Estate Affiliates (Note 3).

The gain from changes in control of investment properties and other, net of $720.7 million during 2019 relates to the acquisition of four operating properties which had been Unconsolidated Real Estate Affiliates from its former joint venture partners in the properties (affiliates of JPMorgan Chase & Co. ("JPM") and New York State Teachers' Retirement System ("NYSTRS")) and resulting in the Company obtaining control over the entities and consolidating the properties beginning on the transaction date ("JPM Transaction") in the fourth quarter of 2019 (Note 3) and the acquisition of an additional interest at one property in the third quarter of 2019 (Note 3).

The loss on extinguishment of debt during 2019 relates to a pre-payment penalty related to the refinance at one property (Note 6).

Benefit from income taxes reflects a decrease in 2019 of $603.9 million as compared to 2018 primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction in 2018 (Note 3).

Equity in income of Unconsolidated Real Estate Affiliates decreased by $67.0 million primarily due to a decrease in income recognition on condominiums and decreases in income related to joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment of $240.4 million during 2019 relates to the JPM Transaction, the sale of our 12.0% interest in Bayside Marketplace and the 49.3% sale of our interest in Authentic Brands Group LLC ("ABG") (Note 3).

Year Ended December 31, 2018 and 2017

Rental revenues decreased by $265.5 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $243.9 million decrease in rental revenues during 2018 compared to 2017. In addition, the disposition of three operating properties during 2017 resulted in a $15.0 million decrease in rental revenues in 2018 (Note 3).

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

Real estate taxes decreased $16.0 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $28.5 million decrease in real estate taxes during 2018 compared to 2017. This partially offset by three operating properties becoming consolidated properties during the third quarter of 2017. This resulted in a $5.1 million increase in 2018 compared to 2017 (Note 3).

Property management and other costs increased $27.3 million primarily due to an increase in salaries and bonuses, corporate office rent and management fees.

Provision for impairment of $45.9 million is related to impairment charges recorded on one operating property (Note 2).

Depreciation and amortization decreased by $60.3 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in third quarter of 2018 (Note 3).

Interest expense increased by $34.8 million primarily due to a $85.5 million increase in interest expense on the new credit agreement entered into during the third quarter of 2018 (Note 6 ). In addition, three operating properties became consolidated during the third quarter of 2017. This resulted in a $19.6 million increase in interest expense during 2018 compared to 2017. This was partially offset by the joint venture transactions related to the BPY Transaction in the third quarter of 2018. This resulted in a $72.2 million decrease in interest expense during 2018 compared to 2017 (Note 3).

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

The gain on extinguishment of debt during 2018 relates to one property which was conveyed to the lender in full satisfaction of the debt (Note 3).

Benefit from income taxes increased $583.3 million during 2018 primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction (Note 3).

Equity in income of Unconsolidated Real Estate Affiliates decreased by $66.2 million primarily due to a decrease in income recognition on condominiums and income related to joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3).

Unconsolidated Real Estate Affiliates - gain on investment of $487.2 million during 2018 is related to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 and the sale of a portion of our interest in Aeropostale (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $197.8 million of consolidated unrestricted cash and $0.8 billion of available credit under our revolving credit facility as of December 31, 2019, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities; and

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, Class A Stock, Common Units of BPROP, share repurchases or other capital raising activities.

During the year ended December 31, 2019:

On November 1, 2019 the Company closed a new mortgage loan at Merrick Park in amount of $390.0 million with a 5-year fixed interest rate at 3.90% which matures November 1, 2024. This loan replaced the previous debt of $161.0 million with a fixed rate at 5.73% that was scheduled to mature on April 1, 2021. The refinance incurred fees of $7.9 million for a prepayment penalty to the lender that was factored into the fair value of debt as of the consolidation date. The refinance occurred in conjunction with the JPM Transaction in Note 3.

On November 1, 2019, the Company closed a new loan on Natick Mall for $505.0 million with a 5-year fixed interest rate at 3.72% which matures on November 1, 2024. This loan replaced the previous debt of $419.4 million with an interest rate of 4.60% that matured on November 1, 2019.

On November 1, 2019 the Company closed a new mortgage loan and a mezzanine loan at Park Meadows in amount of $615.0 million with an interest rate of 3.18% and in amount of $85.0 million with an interest rate of 6.25%, respectively. Both loans mature on November 1, 2024. These loans replaced previous debt of $360.0 million and an interest rate of 4.60% that was scheduled to mature on December 1, 2023. In connection with the refinancing, the Company incurred prepayment penalties of $35.6 million. As the refinancing plan was contemplated in connection with the acquisition, such fees were factored into the fair value of debt recognized on the consolidation date. The refinance occurred in conjunction with the JPM Transaction in Note 3.

On October 25, 2019, the Company closed a new loan on First Colony Mall for $220.0 million with a 10-year fixed interest rate at 3.55% which matures on November 1, 2029. This loan replaced the previous debt of $168.6 million with an interest rate of 4.50% that matured on November 1, 2019.

On September 6, 2019, the Company closed a new loan at Park City Center in the amount of $135.0 million with an interest rate of LIBOR plus 3.00% which matures on September 9, 2021. This loan replaced the previous debt of $172.2 million that matured June 6, 2019 and included a pay down of the existing mezzanine loan in the amount of $36.8 million. For the period between the maturity date of the previous debt and the effective date of the new loan, the company extended forbearance and paid forbearance fees in total amount of $0.5 million.

On August 26, 2019, the Company closed on new loans at 730 Fifth Avenue in the amount of $807.5 million which mature on September 1, 2024. The loans consist of a senior loan in amount of $587.3 million with a 5-year term at LIBOR plus 3.00%, a senior mezzanine loan in amount of $97.9 million with a 5-year term at LIBOR plus 4.25%, and a junior loan in amount of $122.3 million with a 5-year term at LIBOR plus 5.50%. The loans replaced the previous debt of $720.0 million that was previously extended to August 27, 2019 and included a pay down of $180.0 million on June 28, 2019.

On August 9, 2019, the Company closed on new debt at the SoNo Collection for $305.0 million. This debt is comprised of a $245.0 million mortgage loan and a $60.0 million mezzanine loan with respective interest rates of LIBOR plus 3.02% and LIBOR plus 6.75%. The loans mature on August 6, 2023.

On July 10, 2019, the Company closed a new loan on Westlake Center in the amount of $48.8 million with a 2-year floating rate loan at LIBOR plus 2.50% which matures on July 10, 2021. This loan replaced the previous debt of $42.5 million that matured July 10, 2019.

On July 5, 2019, the Company closed on new loans on The Woodlands Mall for a total of $465.0 million, which consists of $425.0 million with an interest rate of 4.25% and $40.0 million with an interest rate of 5.50%. The loan has a weighted average interest rate of 4.36% which matures on August 1, 2029. The loan replaced the previous debt of $294.0 million on the property that had a weighted average interest rate of 4.83% and scheduled to mature on June 10, 2023. In accordance with the previous debt agreement, the Company incurred a prepayment penalty of $27.5 million which is recorded as loss on extinguishment of debt on the
Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019

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

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes - Silver Bonds due 2026. The
notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026. During the last quarter of 2019, the Company made a principal payment in amount of $50.0 thousand.

On April 25, 2019, the Company obtained a one-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75% which matures on April 25, 2020. A principal repayment of $10.1 million was made in conjunction with the extension. The Company has one remaining one-year extension option to April 25, 2021 available.

On April 9, 2019, the Company closed a new loan on three properties included in the BPR-FF JV LLC joint venture that was formed with Brookfield Real Estate Partners during 2018 (Note 6). The three properties are Coronado Center, Governor's Square and Lynnhaven Mall. These properties were previously encumbered by $462.0 million of third-party debt which was replaced by a $515.0 million loan which is maturing May 1, 2024. The new loan consists of a senior loan in amount of $395.0 million with an interest rate at LIBOR plus 2.38%, and a mezzanine loan in amount of $120.0 million with an interest rate at LIBOR plus 6.75%. The new loan was recorded as an extinguishment of the previous loans and allocation of the new debt to the three properties.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bears interest at a rate equal to LIBOR plus 2.75% and is scheduled to mature on March 25, 2029. During the year ended December 31, 2019, the Company repaid this loan in full. The Company borrowed an additional $70.5 million during the second quarter of 2019, with a maturity date of June 25, 2029. During the year ended December 31, 2019, the Company made principal payments totaling $68.0 million resulting in a remaining balance at December 31, 2019 of $2.5 million. The Company borrowed an additional $31.7 million on December 20, 2019 which was due on January 6, 2020 and has been repaid.

During the year ended December 31, 2018, the Company refinanced a consolidated mortgage note at 685 Fifth Avenue. The prior $340.0 million variable-rate consolidated mortgage note matured on July 1, 2018 and had an interest rate of LIBOR plus 2.75%. In connection with the refinancing, $100.0 million remained related to the commercial office unit and a new $275.0 million fixed-rate consolidated mortgage note with a term-to-maturity of 10.0 years and an interest rate of 4.53% was obtained on the retail unit. The $100.0 million was paid down in full in conjunction with the sale of the commercial office unit on July 13, 2018. In addition, the Company obtained a new fixed-rate subordinate loan at The Woodlands Mall for $62.4 million with an interest rate of 4.05% and obtained a new fixed-rate loan at 605 North Michigan Avenue for $80.0 million with an interest rate of 4.76%. The Company also refinanced mortgage notes totaling $117.0 million at two properties. The prior loans totaling $152.3 million had a weighted-average interest rate of 4.42%. The new loans have a weighted-average term-to-maturity of 4.3 years and a weighted-average interest rate of 5.24%. The Company released Columbiana Centre from the $1.4 billion term loan, substituting Columbia Mall and Quail Springs Mall and conveyed Oak View Mall to the lender in full satisfaction of $74.7 million in outstanding debt. The Oak View transaction resulted in a $12.4 million gain on extinguishment of debt for the year ended December 31, 2018.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $715.0 million as of December 31, 2019. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021 bearing interest at a rate equal to LIBOR plus 225 basis points. During the year ended December 31, 2019, the Company made principal payments totaling $491.5 million and the remaining outstanding balance as of December 31, 2019 was $34.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023 bearing interest at a rate equal to LIBOR plus 225 basis points and the outstanding balance at December 31, 2019 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. During the year ended December 31, 2019, the Company made principal payments totaling $20.0 million with a remaining outstanding balance of $1,975.0 million at December 31, 2019. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement.

The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods.  In addition, we are required to maintain compliance with certain financial covenants related to a maximum net debt-to-value ratio and a minimum fixed-charge-coverage ratio as defined in the Agreement.

As of December 31, 2019, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default, in the event the Company fails to maintain compliance with its financial covenants, the Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default.

As of December 31, 2019, we had $6.0 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of December 31, 2019, our proportionate share of total debt aggregated $23.3 billion. Our total debt includes our consolidated debt of $16.1 billion and our share of Unconsolidated Real Estate Affiliates debt of $7.2 billion. Of our proportionate share of total debt, $6.7 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holders.

The amount of our debt due in the next three years represents 33.4% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $4.0 billion at our proportionate share or approximately 15.8% of our total debt at maturity. Refer to Note 19 in the Consolidated Financial Statements for the scheduled payments for our consolidated share of total debt as of December 31, 2019, assuming that all maturity extensions are exercised. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2024.

We believe we will be able to extend the maturity date, repay under our available line of credit or refinance the consolidated debt that is scheduled to mature in 2020. We also believe that the joint ventures will be able to refinance the debt of our Unconsolidated Real Estate Affiliates upon maturity; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

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

We have development and redevelopment activities totaling approximately $526.0 million under construction and $534.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active redevelopments

Alderwood	Lynnwood, WA	Sears Redevelopment - Residential	2022	$12	$—
Northbrook Court	Northbrook, IL	Macy's Redevelopment - Retail	2022	50	3
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2022	149	57
Tysons Galleria	McLean, VA	Macy's Redevelopment for theater and multi-level small shop expansion	2022	108	5
Other Projects	Various		2020-2022	207	37
Active developments/redevelopments				$526	$102
In planning

Oxmoor Center	Louisville, KY	Sears Redevelopment for Entertainment and Restaurants	2022	$30	$1
Northbrook Court	Northbrook, IL	Residential	2022	100	—
North Point	Alpharetta, GA	Sears Redevelopment - Residential	2022	62	—
Shops at Merrick Park	Coral Gables, FL	Hotel	2023	65	—
Cumberland	Atlanta, GA	Residential	2024	19	—
Northridge	Northridge, CA	Residential	2025	48	—
Ala Moana	Honolulu, HI	Residential	2025	153	—
Other Projects	Various		2021-2025	57	1
In planning				$534	$2
Total retail developments				$1,060	$104
_______________________________________________________________________________

(1)	Costs are at BPR's ownership share post - August, 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the year ended December 31, 2019 increased compared to those in the year ended December 31, 2018 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to BPR’s investment to date.

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

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Operating capital expenditures (1)	$167,118	$145,808
Tenant allowances and capitalized leasing costs (2)	200,302	190,327
Capitalized interest and capitalized overhead	22,585	69,582
Total	$390,005	$405,717
_______________________________________________________________________________

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 7.8 million square feet for the year ended December 31, 2019 and 7.9 million for the year ended December 31, 2018.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $428.1 million for the year ended December 31, 2019, $584.5 million for the year ended December 31, 2018, and $1.3 billion for the year ended December 31, 2017. Significant components of net cash provided by operating activities include:

•	in 2019, a decrease of cash inflows was primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3); and

•	in 2019, gain from change in control of investment properties and other, net of $(720.7) million; and

•	in 2018, gain from change in control of investment properties and other, net of $(3.1) billion.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(1.3) billion for the year ended December 31, 2019, $2.7 billion for the year ended December 31, 2018, and $(855.3) million for the year ended December 31, 2017. Significant components of net cash (used in) provided by investing activities include:

2019 Activity

•	acquisition of real estate and property additions, $(877.1) million;

•	loans to joint venture and joint venture partners, $(95.8) million;

•	proceeds from sales of investments properties and Unconsolidated Real Estate Affiliates, $185.2 million;

•	development of real estate and property improvements, $(514.3) million;

•	net proceeds from distributions received from Unconsolidated Real Estate Affiliates in excess of income, $363.2 million;

•	contributions to Unconsolidated Real Estate Affiliates, $(239.4) million;

•	proceeds from loan to affiliates of $330.0 million; and

•	loans to affiliates of $(330.0) million.

2018 Activity

•	proceeds from the sale of investment properties and Unconsolidated Real Estate Affiliates, $3.1 billion;

•	development of real estate and property improvements of $(674.5) million;

•	net proceeds from distributions received from Unconsolidated Real Estate Affiliates in excess of income, $410.6 million;

•	contributions to Unconsolidated Real Estate Affiliates, $(218.0) million; and

•	proceeds from repayment of loans to joint ventures and joint venture partners, $204.9 million.

2017 Activity

•	proceeds from the sale of investment properties and Unconsolidated Real Estate Affiliates, $62.0 million;

•	loans to joint venture and joint venture partners, $(121.3) million;

•	development of real estate and property improvements, $(662.8) million;

•	net proceeds from distributions received from Unconsolidated Real Estate Affiliates in excess of income, $166.9 million;

•	contributions to Unconsolidated Real Estate Affiliates, $(120.4) million;

•	proceeds from repayment of loans to joint ventures and joint venture partners, $51.0 million; and

•	acquisition of real estate and real estate interests, $(230.8) million.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $877.6 million for the year ended December 31, 2019, $(3.2) billion for the year ended December 31, 2018, and$(738.3) million for the year ended December 31, 2017. Significant components of net cash provided by (used in) financing activities include:

2019 Activity

•	proceeds from the refinancing or issuance of mortgages, notes and loans payable of $6.4 billion, which includes a $1.0 billion bonds issuance;

•	principal payments on mortgages, notes, and loan payable, $(4.5) billion;

•	buyback of Class A Stock, $(114.9) million;

•	buyback of Class B-1 Stock, $(224.5) million;

•	issuances of Class B-1 Stock, $293.3 million;

•	cash distributions to noncontrolling interests in consolidated real estate affiliates, $(99.3) million; and

•	cash distributions paid to stockholders of $(790.2) million.

2018 Activity

•	proceeds from the refinancing or issuance of mortgages, notes and loans payable of $7.0 billion; net of principal payments of $(1.8) billion;

•	issuances of Class C Stock, $200.0 million;

•	cash contributions from noncontrolling interests in consolidated real estate affiliates, $1.5 billion;

•	cash distributions paid to common stockholders of $(9.9) billion; and

•	cash distributions and redemptions paid to holders of common units, $(107.1) million.

2017 Activity

•	proceeds from refinancing/issuance of mortgages, notes and loans payable, $1.6 billion;

•	principal payments on mortgages, notes and loans payable, $(1.6) billion;

•	repurchase of treasury stock, $(274.0) million;

•	proceeds from warrant exercises, $551.2 million; and

•	cash distributions paid to common stockholders, $(1.0) billion.

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

Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where we are either the lessor or the lessee. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms significantly below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term. The above-market tenant leases are included in prepaid expenses and other assets (Note 15); the below-market tenant leases are included in accounts payable and accrued expenses (Note 16) in our Consolidated Balance Sheets.

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

Leases

We have entered into lease arrangements for the land and buildings at certain properties, as well as for the use of office space in Chicago, Illinois. We account for leases under Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842" or "the new leasing standard"). We elected to use the "package of practical expedients", as discussed in Note 2 to the Consolidated Financial Statements, which allowed us not to reassess under the new leasing standard prior conclusions about lease identification, lease classification, and initial direct costs. We elected to recast prior-period comparative information presented in our Consolidated Statements of Operations and Comprehensive Income related to rental revenues.

The new leasing standard requires lessees to record a right-of-use ("ROU") asset and a related lease liability for the rights and obligations associated with all lessee leases. ASC 842 also modified the lease classification criteria through the elimination of "bright-line" tests, the removal of historical real estate specific lease provisions, and changes to lessor accounting to align with the new revenue recognition standard (ASC 606).

Lessee arrangements

To account for leases for which we are the lessee under the new leasing standard, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date. Differences in lease classification will affect only the pattern and classification of expense recognition in our Consolidated Statements of Operations and Comprehensive Income.

The lease liability is initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the lessee’s incremental borrowing rate is used. The lease liability balance is subsequently amortized using the effective interest method. The incremental borrowing rate ("IBR") is determined using an approach based on the rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. We utilized a market-based approach to estimate the IBR for each individual lease. Therefore, we utilized different data sets to estimate base IBRs via an analysis of (i) yields on outstanding public debt of BPR, as well as comparable companies, (ii) observable mortgage rates, and (iii) unlevered property yields and discount rates. We then applied adjustments to account for considerations related to (i) term and (ii) security that may not be fully incorporated by the aforementioned data sets. Based on individual characteristics of each lease, we selected an IBR taking into consideration how each data approach and adjustments thereto incorporate term, currency and security.

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

The ROU asset balance is initially measured as the lease liability amount, adjusted by the amount of prepaid or accrued lease payments, deferred straight-line lease liabilities, and intangible ground lease assets and liabilities relating to leases recognized on our Consolidated Balance Sheet as of December 31, 2018.

Our current lessee lease portfolio is comprised primarily of operating leases. If we enter into a finance lease, the new leasing standard requires us to initially recognize and measure these leases using the same method as described above for operating leases. Subsequent to initial recognition, each lease payment would be allocated between interest expense and a reduction of the lease liability. Interest expense would be recognized over the lease term using the interest method to produce a constant periodic rate of interest on the remaining balance of the liability for each period and would be included in interest expense in our Consolidated Statements of Operations and Comprehensive Income. The ROU asset would be amortized on a straight-line basis over the lease term, with depreciation recorded in depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Income.

The ROU assets in our operating leases are evaluated for impairment in a manner similar to our operating properties, as described below under "Impairment".

Lessor arrangements

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of December 31, 2019, we do not have any material sales-type or direct financing leases.

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

Our leases also contain provisions for tenants to reimburse us for real estate taxes and insurance, as well as for other property operating expenses, marketing costs, and utilities, which are considered to be non-lease components. These tenant reimbursements are most often established in the leases or in less frequent cases computed based upon a formula. We have elected the practical expedient to not separate non-lease components from the lease component for all classes of underlying assets and determined that the lease component is the predominant component in the contract; therefore, these recoveries are recognized in a manner similar to minimum rents and variable rents within rental revenues on our Consolidated Statements of Operations and Comprehensive Income.

Recognizing rental and related income on a straight-line basis results in a difference in the timing of revenue recognition from what is contractually due from tenants. Straight-line rents are recorded in accounts receivable, net in our Consolidated Balance Sheet. For leases where collectability of the lease payments is probable, we establish a general allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible based on our previous recovery experience. Changes in the general allowance are recognized in rental income on our Consolidated Statements of Operations and Comprehensive Income. If we determine that collectability of the lease payments is not probable, we record a current-period adjustment to rental income to reduce cumulative income recognized since lease commencement to the amount of cash collected from the lessee. Future revenue recognition is limited to amounts paid by the lessee. Generally, a lease is returned to accrual status when all delinquent payments become current under the terms of the lease agreement and collectability of the remaining contractual lease payments is reasonably probable.

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

Deferred expenses

The new leasing standard defines initial direct costs as incremental costs of a lease that would not have been incurred if the lease had not been obtained. These initial direct costs (consisting primarily of leasing commissions paid to third parties) are recognized as deferred expenses on our Consolidated Balance Sheet and are amortized using the straight-line method over the life of the leases. Other leasing costs which do not meet the definition of initial direct costs (consisting primarily of internal legal and leasing overhead costs) are expensed as incurred and included in property management and other costs in our Consolidated Statements of Operations and Comprehensive Income.

Policy applicable to periods prior to January 1, 2019

Our accounting policy for leases in which we are the lessor or lessee prior to the adoption of the new leasing standard can be found in our audited consolidated financial statements for the year ended December 31, 2018, which are included in our Annual Report for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

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

Contractual Cash Obligations and Commitments

The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2019:

	2020	2021	2022	2023	2024	Subsequent/ Other	Total
			(Dollars in thousands)
Long-term debt-principal (1)	$908,044	$2,609,314	$1,888,517	$2,799,645	$2,134,234	$5,874,998	$16,214,752
Interest payments (2)	672,815	580,379	502,173	422,862	323,506	405,737	2,907,472
Retained debt-principal	1,837	79,695	—	—	—	—	81,532
Ground lease payments	2,024	2,058	2,105	2,178	2,214	140,250	150,829
Corporate leases	7,281	7,462	7,649	7,840	8,036	25,333	63,601
Purchase obligations (3)	314,743	—	—	—	—	—	314,743
Junior Subordinated Notes (4)	—	—	—	—	—	206,200	206,200
Total	$1,906,744	$3,278,908	$2,400,444	$3,232,525	$2,467,990	$6,652,518	$19,939,129
_______________________________________________________________________________

(1)	Excludes $4.7 million of non-cash debt market rate adjustments, $131.8 million of deferred financing costs, and $11.9 million of debt related to solar projects.

(2)	Based on rates as of December 31, 2019. Variable rates are based on a LIBOR rate of 2.0%. Excludes interest payments related to debt market rate adjustments.

(3)	Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.

(4)
The $206.2 million of junior subordinated notes are due in 2036, but may be redeemed by us any time. As we do not expect to redeem the notes prior to maturity, they are included in consolidated debt maturing subsequent to 2024.

Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $171.1 million in 2019, $221.2 million in 2018 and $237.2 million in 2017.

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

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Contractual rent expense, including participation rent	$12,979	$7,105	$8,561
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	12,979	5,083	6,304

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

Non-GAAP Supplemental Financial Measure and Definition

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

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measures

In order to provide a better understanding of the relationship between the Company’s non-GAAP financial measure of FFO, a reconciliation of GAAP net income attributable to BPR to FFO has been provided. The Company’s non-GAAP financial measure does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to GAAP net income (loss) attributable to BPR and is not necessarily indicative of cash flow. In addition, the Company has presented the financial measure on a consolidated and unconsolidated basis (at the Company’s proportionate share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for by the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments.

The following table reconciles GAAP net income attributable to BPR to FFO for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net Income Attributable to BPR	$432,880	$4,090,541
Provision for impairment excluded from FFO	223,287	45,866
Gain from changes in control of investment properties and other	(720,706)	(3,097,196)
Unconsolidated Real Estate Affiliates - gain on investment	(206,790)	(3,692)
Gain on sales of investment properties	(14,414)	(448,174)
Preferred stock dividends	(15,937)	(15,936)
Redeemable noncontrolling interests	—	39,232
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	482,531	606,204
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	531,323	389,449
Allocation of noncontrolling interests (1)	(37,961)	(37,011)
FFO	674,213	1,569,283

(1)
Noncontrolling interest holders' share of adjustments including depreciation, impairment, gain from changes in control of investment properties and other, Unconsolidated Real Estate Affiliates - gain on investment and gain on sales of investment properties.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	the market price of BPY units and the combined business performance of BPY as a whole;

•	general volatility of conditions affecting the retail sector;

•	our inability to acquire and maintain tenants or to lease space on terms favorable to us;

•	risks related to the bankruptcy or store closures of national tenants with chains of stores in many of our properties;

•	our inability to sell real estate quickly;

•	risks related to perceptions by retailers and shoppers of the convenience and attractiveness of our retail properties;

•	risks related to the development, expansion and acquisitions of properties;

•	risks related to competition in our business;

•	risks related to natural disasters or terrorist attacks;

•	risks related to cyber and data security breaches or information technology failures;

•	environmental uncertainties and related costs, including costs resulting from uninsured potential losses;

•	general risks related to inflation or deflation;

•	risks relating to impairment charges for our real estate assets;

•	risks related to conflicts of interest with BPY and our status as a "controlled company" within the meaning of the rules of Nasdaq;

•	our dependence on our subsidiaries for cash;

•
risks related to our joint venture partners, including risks related to conflicts of interests, potential bankruptcies, tax-related obligations and financial support relating to such joint venture partners;

•	our inability to maintain status as a REIT, and possible adverse changes to tax laws;

•	risks related to our indebtedness and debt restrictions and covenants;

•	our inability to refinance, extend, restructure or repay near and indeterminate debt;

•	our inability to raise capital through financing activities or asset sales; and

•	risks related to the structure and trading of the Class A Shares.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2019, we had consolidated debt of $15.9 billion, including $7.3 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $7.3 billion of variable-rate debt would result in a $18.2 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $0.9 billion at December 31, 2019. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a $2.3 million annualized increase or decrease in our equity in the income of Unconsolidated Real Estate Affiliates.

In July 2017, the FCA announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the SOFR as its preferred alternative to USD-LIBOR. The Company is not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources and Notes 4 and 6. At December 31, 2019, the fair value of our consolidated debt has been estimated for this purpose to be $84.6 million higher than the carrying amount of $15.9 billion.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the persons performing the functions of principal executive and principal financial officers for us pursuant to the Master Services Agreement, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on that evaluation, the persons performing the functions of principal executive and principal financial officers for us pursuant to the Master Services Agreement have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of December 31, 2019, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2019, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

There were no changes in internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brookfield Property REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brookfield Property REIT Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

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
February 28, 2020

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)	Exhibits.

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
2.1*	Agreement and Plan of Merger, dated as of March 26, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and the Predecessor.	8-K	2.1	3/27/2018	001-34948

2.2*	Amendment to Agreement and Plan of Merger, dated as of June 25, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and the Predecessor.	S-4/A	2.2	6/25/2018	333-224593

3.1	Fourth Amended and Restated Certificate of Incorporation of Brookfield Property REIT Inc.	8-K	3.1	6/25/2019	001-34948

3.2	Fifth Amended and Restated Bylaws of Brookfield Property REIT Inc.	8-A12B	3.2	8/27/2018	001-34948

4.1*	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among GGP Limited Partnership, the Predecessor and JSG, LLC.	10-K	4.13	2/27/2009	001-11656

4.2*	Redemption Rights Agreement dated December 11, 2003, by and among GGP Limited Partnership, the Predecessor and Everitt Enterprises, Inc.	10-K/A	4.14	4/30/2010	001-11656

4.3*	Redemption Rights Agreement dated March 5, 2004, by and among GGP Limited Partnership, the Predecessor and Koury Corporation.	10-K	4.15	2/27/2008	001-11656

4.4	Modified Redemption Rights Agreement, dated August 28, 2018, between Brookfield Property REIT Inc. and BPR OP, LP	10-Q	4.1	5/10/2019	001-34948

4.5	Modified Redemption Rights Agreement, dated August 28, 2018, between Brookfield Property REIT Inc. and BPR OP, LP	10-Q	4.2	5/10/2019	001-34948

4.6	Indenture, dated as of May 1, 2019, by and among Brookfield Property REIT Inc., BPR Nimbus LLC, BPR Cumulus LLC and GGSI Sellco, LLC, as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	4.1	5/2/2019	001-34948

4.7	Description of securities (filed herewith)

10.1	Sixth Amended and Restated Agreement of Limited Partnership of BPR OP, LP.	8-K	10.1	6/25/2019	001-34948

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.2*	Operating Agreement of GGP/Homart II L.L.C., dated November 10, 1999, between GGP Limited Partnership, NYSCRF, and GGP/Homart II L.L.C.	10-K	10.20	3/31/2006	001-11656

10.3*	Amendment to Operating Agreement of GGP/Homart II L.L.C., dated November 22, 2002.	10-K	10.21	3/31/2006	001-11656

10.4*	Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C., dated November 22, 2002.	10-K	10.22	3/31/2006	001-11656

10.5*	Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003.	10-K	10.23	3/31/2006	001-11656

10.6*	Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008.	10-K	10.25	2/27/2008	001-11656

10.7*	Second Amended and Restated Limited Liability Company Agreement of Ala Moana Holding, LLC, dated April 10, 2015.	10-Q	10.1	5/1/2015	001-34948

10.8#	Amended and Restated Brookfield Property REIT Inc. 2010 Equity Incentive Plan adopted August 28, 2018.	S-8	4.3	8/29/2018	333-227086

10.9*	Amended and Restated Cornerstone Investment Agreement, effective as of March 31, 2010, between REP Investments LLC (as predecessor to Brookfield Retail Holdings LLC), an affiliate of Brookfield Asset Management Inc. and the Predecessor.	8-K	10.1	11/12/2010	001-34948

10.10*	Registration Rights Agreement, dated November 9, 2010, between affiliates of Brookfield Asset Management Inc. and the Predecessor.	8-K	10.7	11/12/2010	001-34948

10.11*	Relationship Agreement, dated November 9, 2010, between affiliates of Brookfield Asset Management Inc. and the Predecessor.	10-K	10.51	3/8/2011	001-34948

10.12*	Amending Agreement, dated January 12, 2012, to Relationship Agreement between Brookfield Asset Management Inc. and the Predecessor.	10-K	10.48	2/28/2013	001-34948

10.13*	Standstill Agreement, dated November 9, 2010, between Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-B LLC, Brookfield Retail Holdings IV-C LLC, Brookfield Retail Holdings IV-D LLC, Brookfield Retail Holdings V LP and the Predecessor.	8-K	10.4	11/12/2010	001-34948

10.14*	Amended and Restated Loan Agreement, dated as of April 25, 2016, by and among certain subsidiaries of the Predecessor, each as the Borrowers, the Lenders party thereto, Wells Fargo Securities, LLC, in its capacity as Joint Lead Arranger and Bookrunner, and U.S. Bank National Association, in its capacity as Administrative Agent, Joint Lead Arranger, and Bookrunner.	8-K	99.1	4/29/2016	001-34948

10.15*	Letter Agreement, dated as of March 26, 2018, by and between Brookfield Asset Management Inc., Brookfield Property Partners L.P. and the Predecessor.	8-K	10.4	3/27/2018	001-34948

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.16	Master Services Agreement, dated as of August 27, 2018, by and among Brookfield Asset Management Inc., Brookfield Property REIT Inc., BPR OP, LP, Brookfield Global Property Advisor Limited, Brookfield Property Group LLC and Brookfield Asset Management Private Institutional Capital Adviser US, LLC.	8-K	10.3	8/28/2018	001-34948

10.17	Joint Governance Agreement, dated as of August 28, 2018, by and among Brookfield Property REIT Inc., Brookfield Property Partners LP, Brookfield Property Partners Limited and BP US REIT LLC.	8-K	10.5	8/28/2018	001-34948

10.18
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
		8-K	4.1	8/28/2018	001-34948

21.1	List of Subsidiaries of Brookfield Property REIT Inc. (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to Brookfield Property REIT Inc. (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).
_______________________________________________________________________________

*	Incorporated by reference to filings by GGP Inc. (formerly GGP, Inc. and General Growth Properties, Inc. and referred to as the “Predecessor")

#	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(c)	Separate financial statements.

Not applicable.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brookfield Property REIT Inc.

/s/ MICHELLE CAMPBELL
Michelle Campbell
Secretary	February 28, 2020

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

Signature	Title	Date

/s/ BRIAN W. KINGSTON	Chief Executive Officer*	February 28, 2020
Brian W. Kingston	Brookfield Property Group LLC

/s/ BRYAN K. DAVIS	Chief Financial Officer*	February 28, 2020
Bryan K. Davis	Brookfield Property Group LLC

/s/ RICHARD B. CLARK	Chairman of the Board of Directors	February 28, 2020
Richard B. Clark

/s/ CAROLINE ATKINSON	Director	February 28, 2020
Caroline Atkinson

/s/ JEFFREY M. BLIDNER	Director	February 28, 2020
Jeffrey M. Blidner

/s/ SOON YOUNG CHANG	Director	February 28, 2020
Soon Young Chang

/s/ OMAR CARNEIRO DA CUNHA	Director	February 28, 2020
Omar Carneiro da Cunha

/s/ SCOTT CUTLER	Director	February 28, 2020
Scott Cutler

/s/ STEPHEN DENARDO	Director	February 28, 2020
Stephen DeNardo

/s/ LOUIS JOSEPH MAROUN	Director	February 28, 2020
Louis Joseph Maroun

/s/ LARS RODERT	Director	February 28, 2020
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Brookfield Property REIT Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brookfield Property REIT Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements") . In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Investment in Real Estate - Impairment - Refer to Notes 2, 3, and 4 to the financial statements
Critical Audit Matter Description
The Company’s investments in real estate assets are evaluated for potential impairment periodically or when events or changes in circumstances indicate that the carrying amount of a consolidated property may not be recoverable, or an investment in an unconsolidated real estate affiliate may be other than temporarily impaired. The Company’s evaluation of the recoverability of consolidated properties involves the comparison of undiscounted future cash flows expected to be generated by each property over the Company’s expected remaining holding period to the respective carrying amount. The Company’s evaluation of whether an investment in an unconsolidated real estate affiliate has incurred a loss in value that is other than temporary includes an assessment of the expected return generated from the property or properties held within the investment, and the Company’s intent and ability to retain the investment for a period of time to allow for full recovery. The Company’s undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, capitalization rates, and expected return on unconsolidated real estate affiliates.

We identified the testing of impairment of investments in real estate assets as a critical audit matter because it requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis and assessment of expected remaining holding period.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted future cash flows analysis and the assessment of expected remaining holding period included the following, among others:

•
We tested the effectiveness of controls over management’s evaluation of the recoverability of investments in real estate, including those over future occupancy levels, rental rates, capitalization rates, and expected returns on unconsolidated real estate affiliates.

•
Evaluated the reasonableness of the Company’s undiscounted future cash flows with the assistance of our fair value specialists, including evaluating the reasonableness of estimates of future occupancy levels, rental rates, capitalization rates and expected remaining holding periods.

•	Evaluated the reasonableness of the Company’s expected returns on unconsolidated real estate.

•	Evaluated the source information and assumptions used by management, and tested the mathematical accuracy of, the undiscounted future cash flows analysis.

•	Compared management’s projections to the Company’s historical results and external market sources for reasonableness.

Acquisitions - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of five properties during 2019 from joint venture partners and accounted for the purchases as asset acquisitions. Accordingly, the transaction consideration for assets acquired and liabilities assumed was allocated, based on relative fair value, to building, land, in-place leases and other intangible assets, and mortgages payable. The method for determining the value of the transaction consideration and for allocating the purchase price to assets acquired and liabilities assumed required management to make significant estimates related to certain critical assumptions such as projected rental revenue, discount rates, terminal capitalization rates, costs that would be incurred during hypothetical lease-up periods, and current market interest rates.
We identified the testing of the transaction consideration and purchase price allocation of the five properties acquired as a critical audit matter because our audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s transaction consideration and allocation of relative fair values to the assets acquired and liabilities assumed included the following, among others:

•
We tested the effectiveness of controls over the transaction consideration and purchase price allocation, including management’s controls over the valuation methodology for estimating the fair value of assets acquired and liabilities assumed.

•
We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount and terminal capitalization rates, (3) cost to replace certain assets, and (4) current interest rate assumptions used in estimating the discounted cash flows of the acquired property.

•
We tested the mathematical accuracy of the valuation, and developed independent estimates of acceptable ranges used for certain assumptions and compared our estimates to those used by management for reasonableness.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 28, 2020

We have served as the Company's auditor since 2001.

Brookfield Property REIT Inc. (Dollars in thousands, except per share amounts) CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets:
Investment in real estate:
Land	$3,659,595	$2,706,701
Buildings and equipment	14,020,589	10,774,079
Less accumulated depreciation	(2,569,911)	(2,214,603)
Construction in progress	160,443	576,695
Net property and equipment	15,270,716	11,842,872
Investment in Unconsolidated Real Estate Affiliates	4,634,292	5,385,582
Net investment in real estate	19,905,008	17,228,454
Cash and cash equivalents	197,829	247,019
Accounts receivable, net	234,928	222,562
Notes receivable	76,310	256,937
Deferred expenses, net	188,591	145,631
Prepaid expenses and other assets	745,060	313,648
Deferred tax assets, net	625,660	619,275
Total assets	$21,973,386	$19,033,526
Liabilities:
Mortgages, notes and loans payable	$15,902,894	$12,589,649
Investment in Unconsolidated Real Estate Affiliates	125,565	124,627
Accounts payable and accrued expenses	1,027,130	953,369
Dividend payable	21	4,668
Junior subordinated notes	206,200	206,200
Total liabilities	17,261,810	13,878,513
Redeemable equity interests	1,354,234	2,305,895
Redeemable noncontrolling interests	62,235	73,696
Total redeemable interests	1,416,469	2,379,591
Commitments and Contingencies (Note 19)	—	—
Equity:
Class B Stock & Series B Preferred Stock (collectively, "Combined Class B Stock"): 5,907,500,000 shares authorized, $0.01 par value, 493,665,297 issued and outstanding as of December 31, 2019, 454,744,938 issued and outstanding as of December 31, 2018	4,937	4,547
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of December 31, 2019 and December 31, 2018	6,401	6,401
Common Stock: no shares authorized and outstanding as of December 31, 2019; 965,000,000 shares authorized, $0.01 par value, no shares issued or outstanding as of December 31, 2018	—	—
Preferred Stock: 500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	242,042	242,042
Additional paid-in capital	6,670,844	5,772,824
Accumulated deficit	(5,076,455)	(4,721,335)
Accumulated other comprehensive loss	(85,402)	(82,653)
Total stockholders' equity	1,762,367	1,221,826
Noncontrolling interests in Consolidated Real Estate Affiliates	26,210	26,652
Noncontrolling interests of the Operating Partnership	1,506,530	1,526,944
Total equity	3,295,107	2,775,422
Total liabilities, redeemable interests and equity	$21,973,386	$19,033,526
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental revenues, net	$1,337,684	$1,867,980	$2,133,520
Management fees and other corporate revenues	166,505	125,776	105,144
Other	59,779	70,278	89,198
Total revenues	1,563,968	2,064,034	2,327,862
Expenses:
Real estate taxes	171,072	221,175	237,198
Property maintenance costs	32,032	41,637	49,784
Marketing	5,945	7,787	11,043
Other property operating costs	179,278	253,210	286,168
Provision for doubtful accounts	—	12,102	10,701
Property management and other costs	229,150	172,554	145,251
General and administrative	22,452	46,441	56,133
Costs related to the BPY Transaction	9,179	202,523	—
Provision for impairment	223,142	45,866	—
Depreciation and amortization	501,636	633,063	693,327
Total expenses	1,373,886	1,636,358	1,489,605
Interest and dividend income	25,792	33,710	61,566
Interest expense	(678,460)	(576,700)	(541,945)
Loss on foreign currency	—	—	(819)
Gains from changes in control of investment properties and other, net	720,706	3,097,196	79,056
(Loss) gain on extinguishment of debt	(27,542)	13,983	55,112
Income before income taxes, equity in income of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	230,578	2,995,865	491,227
(Provision for) benefit from income taxes	(9,683)	594,186	10,896
Equity in income of Unconsolidated Real Estate Affiliates	19,586	86,552	152,750
Unconsolidated Real Estate Affiliates - gain on investment, net	240,430	487,166	12,000
Net income	480,911	4,163,769	666,873
Allocation to noncontrolling interests	(48,031)	(73,228)	(9,539)
Net income attributable to Brookfield Property REIT Inc.	432,880	4,090,541	657,334
Class A Stock Earnings Per Share (August 28, 2018 through December 31, 2019) (See Note 11)
Basic & Diluted Earnings Per Share	$1.32	$0.63	$—
Common Stock Earnings Per Share (Through August 27, 2018) (See Note 11)
Basic		$4.16	$0.72
Diluted		$4.15	$0.68
Comprehensive Income, Net:
Net income	$480,911	$4,163,769	$666,873
Other comprehensive income (loss):
Foreign currency translation	(2,608)	(10,725)	(1,551)
Net unrealized (loss) gain on other financial instruments	(141)	16	12
Other comprehensive loss	(2,749)	(10,709)	(1,539)
Comprehensive income	478,162	4,153,060	665,334
Comprehensive income allocated to noncontrolling interests	(48,031)	(73,267)	(9,450)
Comprehensive income attributable to Brookfield Property REIT Inc.	430,131	4,079,793	655,884
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2017	$9,407	$—	$—	$242,042	$11,417,597	$(1,824,866)	$(70,456)	$(1,137,960)	$64,965	$8,700,729	$—

Cumulative effect of accounting change					2,342	(3,000)			658	—
Net income						657,334			2,842	660,176
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(5,597)	(5,597)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									10,795	10,795
Contributions received from noncontrolling interest in consolidated Real Estate Affiliates									15,258	15,258
Long Term Incentive Plan Common Unit grants, net (451,585 LTIP Units)									15,827	15,827
Restricted stock grants, net of forfeitures (787,484 common shares)	8				9,660					9,668
Employee stock purchase program (147,475 common shares)	1				3,520					3,521
Stock option exercise, net of forfeitures (690,969 common shares)	8				23,017					23,025
Cancellation of repurchased common shares (13,278,252 common shares)	(133)				(174,098)	(115,074)		289,305		—
Treasury stock purchases (12,650,991 common shares)								(273,985)		(273,985)
Cash dividends reinvested (DRIP) in stock (43,732 common shares)					1,019	(274)				745
Other comprehensive income							(1,450)			(1,450)
Cash distributions declared ($0.88 per share)						(805,682)				(805,682)
Cash distributions on Preferred Stock						(15,936)				(15,936)
Exercise of Warrants (83,866,187 common shares)	839				550,357					551,196
Fair value adjustment for noncontrolling interest in Operating Partnership					12,118					12,118

Balance at December 31, 2017	$10,130	$—	$—	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408	$—

Brookfield Property REIT INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2018	$10,130	$—	$—	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408	$—

Cumulative effect of accounting change						(16,864)				(16,864)
Net income						4,001,959			36,789	4,038,748	88,582
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(15,023)	(15,023)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates					3,808				(25,429)	(21,621)
Cash dividends reinvested (DRIP) in stock (11,239 common shares)					245	(245)				—
Adjust Mezzanine Equity to Fair Value					40,294					40,294
Contributions received from noncontrolling interest in consolidated Real Estate Affiliates									894	894
Long Term Incentive Plan Common Unit grants, net (238,655 LTIP Units)									17,858	17,858
Restricted stock grants, net (1,000,143 Common Shares and 68,675 Class A Stock)	10				11,141					11,151	4,781
Employee stock purchase program (80,522 common shares)					1,797					1,797
Stock option exercise (288,715 common shares)	3				4,972					4,975
OP Unit Conversion to Common Stock (4,098,105 common shares)	41				87,149					87,190
Preferred stock dividend						(15,936)				(15,936)
Other comprehensive loss							(10,747)			(10,747)
Dividends on Common Stock						(421,446)				(421,446)
Special Pre-Closing Dividend						(9,152,446)			(36,436)	(9,188,882)
BPR Equity Recapitalization (See Note 1)	(10,184)	4,074			(7,428,697)	2,903,347		1,122,640	(662)	(3,409,482)	3,402,365
Cash Contribution from BPY			6,401		193,599					200,000
Class A Conversion to Class B (47,390,895 Class B shares)		473			1,012,984	87,794				1,101,251	(1,101,251)
Acquisition of Noncontrolling Interest by Institutional Investor									1,470,857	1,470,857
Class A Dividend										—	(88,582)

Balance at December 31, 2018	$—	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$—	$1,553,596	$2,775,422	$2,305,895

Brookfield Property REIT INC. (Dollars in thousands, except per share amounts) CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2019	$—	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$—	$1,553,596	$2,775,422	$2,305,895

Net income						324,255			42,279	366,534	108,625
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(99,331)	(99,331)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates									5,237	5,237
Contributions received from noncontrolling interest in consolidated Real Estate Affiliates									31,688	31,688
Long Term Incentive Plan & Stock Option Expense						877				877
Restricted stock grants, net of forfeitures (604,202 Class A Stock)										—	9,190
Preferred stock dividend ($1.5936 per share)						(15,937)				(15,937)
Other comprehensive loss							(2,749)			(2,749)
Dividends on Combined Class B Stock (Refer to Note 10)						(681,567)				(681,567)
Class A Conversion to Class B-1 (40,030,429 Class A Shares converted to 35,704,228 Class B-1 Shares)		358			763,356	76,927				840,641	(840,641)
Dividends on Class A ($1.32 per share)										—	(108,625)
Buyback of Class A Stock						5,283				5,283	(120,210)
Buyback of Class B-1 Stock		(105)			(158,517)	(65,902)				(224,524)
Series K Preferred Unit redemption						944			(729)	215
Class B-1 Equity Issuance		137			293,181					293,318

Balance at December 31, 2019	$—	$4,937	$6,401	$242,042	$6,670,844	$(5,076,455)	$(85,402)	$—	$1,532,740	$3,295,107	$1,354,234
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash Flows provided by Operating Activities:
Net income	$480,911	$4,163,769	$666,873
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(19,586)	(86,552)	(152,750)
Distributions received from Unconsolidated Real Estate Affiliates	127,121	117,167	237,956
Provision for doubtful accounts	10,733	12,102	10,701
Depreciation and amortization	501,636	633,063	693,327
Amortization/write-off of deferred finance costs	29,409	19,294	11,880
Accretion/write-off of debt market rate adjustments	(1,684)	(1,585)	(4,346)
Amortization of intangibles other than in-place leases	(15,798)	16,061	28,309
Amortization of right-of-use assets	5,282	—	—
Straight-line rent amortization	(8,488)	2,425	(2,084)
Deferred income taxes	(7,420)	(600,643)	(15,532)
Gain on dispositions, net	—	—	(5,356)
Unconsolidated Real Estate Affiliates—gain on investment, net	(240,430)	(487,166)	(12,000)
Gains from changes in control of investment properties and other, net	(720,706)	(3,097,196)	(79,056)
Loss (gain) on extinguishment of debt	27,542	(13,983)	(55,112)
Provisions for impairment	223,142	45,866	—
Loss on foreign currency	—	—	819
Net changes:
Accounts and notes receivable, net	34,790	(40,790)	(6,103)
Prepaid expenses and other assets	5,433	(34,829)	(40,326)
Deferred expenses, net	(15,279)	(44,746)	(36,603)
Accounts payable and accrued expenses	1,317	(59,352)	13,777
Other, net	10,204	41,644	40,238
Net cash provided by operating activities	428,129	584,549	1,294,612
Cash Flows (used in ) provided by Investing Activities:
Acquisition of real estate and property additions	(877,059)	(63,700)	(230,754)
Development of real estate and property improvements	(514,287)	(674,485)	(662,762)
Purchase of US Treasury securities in connection with defeasance of mortgage note payable	(168,777)	—	—
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	363,168	410,578	166,867
Loans to joint venture and joint venture partners	(95,815)	(12,393)	(121,262)
Loans to affiliates	(330,000)	—	—
Proceeds from repayment of loans from affiliates	330,000	—	—
Proceeds from repayment of loans to joint venture and joint venture partners	18,020	204,867	50,964
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	185,167	3,050,301	62,007
Contributions to Unconsolidated Real Estate Affiliates	(239,375)	(218,038)	(120,356)
Net cash (used in) provided by investing activities	(1,328,958)	2,697,130	(855,296)
Cash Flows provided by (used in) Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	6,420,326	7,031,647	1,595,000
Principal payments on mortgages, notes and loans payable	(4,527,272)	(1,774,657)	(1,579,655)
Payment of deferred finance costs	(42,146)	(112,626)	(3,133)
Buyback of Class A Stock	(114,927)	—	—
Buyback of Combined Class B Stock	(224,524)	—	—
Issuances of Class B Stock	293,318	—	—
Issuances of Class C Stock	—	200,000	—
Series K preferred unit redemptions	(14,783)	—	—
Stock Issuance Costs	—	(6,524)	—
Treasury stock purchases	—	—	(273,985)
Proceeds from warrant exercises	—	—	551,196
Cash contributions from noncontrolling interests in consolidated real estate affiliates	—	1,471,750	15,258
Cash distributions paid to stockholders	(790,192)	(9,873,248)	(1,020,018)
Cash distributions to noncontrolling interests in consolidated real estate affiliates	(99,331)	(15,023)	(5,597)
Cash distributions reinvested (DRIP) in common stock	—	357	1,020
Cash distributions paid to preferred stockholders	(15,938)	(19,920)	(15,936)
Cash distributions and redemptions paid to holders of common units	(6,883)	(107,050)	(18,372)
Other, net	—	(9,631)	15,959
Net cash provided by (used in) financing activities	877,648	(3,214,925)	(738,263)
Effect on foreign exchange rates on cash and cash equivalents	—	—	(819)
Net change in cash, cash equivalents and restricted cash	(23,181)	66,754	(299,766)
Cash, cash equivalents and restricted cash at beginning of year	298,693	231,939	531,705
Cash, cash equivalents and restricted cash at end of year	$275,512	$298,693	$231,939

Brookfield Property REIT Inc.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$659,484	$595,435	$548,833
Interest capitalized	14,730	20,840	11,085
Income taxes paid	8,743	3,015	14,957
Accrued capital expenditures included in accounts payable and accrued expenses	301,096	267,102	219,317
Cash paid for amounts included in the measurement of lease liabilities	8,636	—	—
Recognition of right-of-use assets	73,633	—	—
Lease liabilities arising from obtaining right-of-use lease asset	73,633	—	—
Straight-line ground rent assets reclassed to right-of-use lease asset	53,779	—	—
Straight-line ground rent liability reclassed to right-of-use lease asset	3,817	—	—
Straight-line office rent liability reclassed to right-of-use lease asset	3,599	—	—
Non-cash transfer of legal rights for Coronado Mall (Refer to Note 3)	53,109	—	—
Non-cash satisfaction of notes receivable from joint venture partner (Refer to Note 3)	250,000	—	—
Non-cash transfer of legal rights for Pembroke Lakes Mall (Refer to Note 3)	33,849	—	—
Non-cash consideration of the ownership interest in Bridgewater Commons (Refer to Note 3)	161.885	—	—
Non-cash US treasury securities transferred in connection with the defeasance of mortgage note payable and defeasance of mortgage note payable (Refer to Note 3)	168,777	—	—
Non-cash contribution from noncontrolling interest	31.687	—	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1     ORGANIZATION

Brookfield Property REIT Inc. (referred to herein as "BPR or the "Company"), formerly known as GGP Inc. ("GGP"), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust ("REIT").

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

Each share of Class A Stock was structured to provide its holder with an economic return that is equivalent to that of a BPY unit, including rights to identical distributions. Subsequent to the BPY Transaction, Class A stockholders have the right to exchange all or a portion of their Class A Stock for cash at a price equal to the value of an equivalent number of BPY units, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. BPY, has the option, but not the obligation, to settle any exchange requests by exchanging each share of Class A Stock for one BPY unit. All dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock or Class C Stock and will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock or Class C Stock. The holders of Class A Stock shall not be entitled to any dividends from BPR other than the Class A dividend.

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

In these notes, the terms "we", "us" and "our" refer to BPR and its subsidiaries. BPR, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of December 31, 2019, we are the owner, either entirely or with joint venture partners, of 122 retail properties.

Substantially all of our business is conducted through BPROP, which we sometimes refer to herein as the Operating Partnership and its subsidiaries. As of December 31, 2019, BPR held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

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

Properties

Real estate assets are stated at cost less any provisions for impairments. Expenditures for significant betterments and improvements are capitalized. Maintenance and repairs are charged to expense when incurred. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes, interest costs, and initial direct costs associated with leasing and development overhead incurred during construction periods are capitalized. Capitalization is based on qualified expenditures and interest rates. Capitalized real estate taxes, interest costs, and initial direct costs associated with leasing and development overhead are amortized over lives which are consistent with the related assets.

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

Reclassifications

The reclassifications presented in the table below are the result of the Company's adoption of the new accounting guidance for lease accounting, Accounting Standards Codification (ASC) 842, Leases, ("ASC 842" or "the new leasing standard") on January 1, 2019. As part of that adoption, the Company elected the available practical expedient, for all classes of assets, not to separate lease components in contracts from the nonlease components in those contracts, when recording revenues associated with operating leases where it is the lessor. Since the lease component is the predominant component under the Company's leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842.

Components of revenue that were previously reported as minimum rents, tenant recoveries, and overage rents have been combined and reported as rental revenues on the Consolidated Statements of Operations and Comprehensive Income. The presentation and disclosure of rental revenues have been adjusted to reflect these changes for the year ended December 31, 2019. Total revenues of the Company are unchanged by this reclassification. Refer to Note 7 for further information.

	Year Ended December 31, 2018		Year Ended December 31, 2017
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Minimum rents	$1,297,945	$—	$1,455,039	$—
Tenant recoveries	540,376	—	643,607	—
Overage rent	29,659	—	34,874	—
Total rental revenues	$—	$1,867,980	$—	$2,133,520

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount
As of December 31, 2019
Tenant leases:
In-place value	$311,838	$(72,658)	$239,180
As of December 31, 2018
Tenant leases:
In-place value	$188,140	$(86,510)	$101,630

The above-market tenant leases are included in prepaid expenses and other assets (Note 15); the below-market tenant leases are included in accounts payable and accrued expenses (Note 16) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 15 and Note 16, had the following effects on our income from continuing operations:

	Year Ended December 31,
	2019	2018	2017
Amortization/accretion effect on continuing operations	$(14,101)	$(48,655)	$(74,802)

Future amortization/accretion of all intangibles, including the intangibles in Note 15 and Note 16 is estimated to decrease results from continuing operations as follows:

Year	Amount
2020	$41,771
2021	36,947
2022	36,195
2023	35,912
2024	35,202

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

We provide an allowance for doubtful accounts against the portion of accounts receivable, net including straight-line rents, which is estimated to be uncollectible, which includes a portfolio based reserve and reserves for specific disputed amounts. Such allowances are reviewed each period based upon our recovery experience and the specific facts of each outstanding amount. The following table summarizes the changes in allowance for doubtful accounts:

	2019	2018	2017
Balance as of January 1,	$19,657	$19,457	$17,883
Provision for doubtful accounts (1)	15,728	14,309	13,594
Write-offs	(7,560)	(14,109)	(12,020)
Balance as of December 31,	$27,825	$19,657	$19,457
_______________________________________________________________________________

(1)	Excludes recoveries of $4.7 million, $2.2 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Leases (Note 7)

We have entered into lease arrangements for the land and buildings at certain properties, as well as for the use of office space in Chicago, Illinois. We account for leases under ASC 842, Leases ("the new leasing standard"). We elected to use the "package of practical expedients", as discussed below, which allowed us not to reassess under the new leasing standard prior conclusions about lease identification, lease classification, and initial direct costs. We elected to recast prior-period comparative information presented in our Consolidated Statements of Operations and Comprehensive Income related to rental revenues.

The new leasing standard requires lessees to record a right-of-use ("ROU") asset and a related lease liability for the rights and obligations associated with all lessee leases. ASC 842 also modified the lease classification criteria through the elimination of "bright-line" tests, the removal of historical real estate specific lease provisions, and changes to lessor accounting to align with the new revenue recognition standard ASC 606, Revenue from Contracts with Customers.

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

Lessee arrangements

To account for leases for which we are the lessee under the new leasing standard, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date. Differences in lease classification will affect only the pattern and classification of expense recognition in our Consolidated Statements of Operations and Comprehensive Income.

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

Our current lessee lease portfolio is comprised primarily of operating leases. If we enter into a finance lease, the new leasing standard requires us to initially recognize and measure these leases using the same method as described above for operating leases. Subsequent to initial recognition, each lease payment would be allocated between interest expense and a reduction of the lease liability. This expense would be recognized over the lease term using the interest method to produce a constant periodic rate of interest on the remaining balance of the liability for each period and would be included in interest expense in our Consolidated Statements of Operations and Comprehensive Income. The ROU asset would be amortized on a straight-line basis over the lease term, with depreciation recorded in depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Income.

The ROU assets in our operating leases are evaluated for impairment in a manner similar to our operating properties, as described below under "Impairment".

Lessor arrangements

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of December 31, 2019, we do not have any material sales-type or direct financing leases.

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

Our leases also contain provisions for tenants to reimburse us for real estate taxes and insurance, as well as for other property operating expenses, marketing costs, and utilities, which are considered to be non-lease components. These tenant reimbursements are most often established in the leases or in less frequent cases computed based upon a formula. We have elected the practical expedient to not separate non-lease components from the lease component for all classes of underlying assets and determined that the lease component is the predominant component in the contract; therefore, these recoveries are recognized in a manner similar to minimum rents and variable rents within rental revenues on our Consolidated Statements of Operations and Comprehensive Income.

Recognizing rental and related income on a straight-line basis results in a difference in the timing of revenue recognition from what is contractually due from tenants. Straight-line rents are recorded in accounts receivable, net in our Consolidated Balance Sheet. For leases where collectability of the lease payments is probable, we establish a general allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible based on our previous recovery experience. Changes in the general allowance are recognized in rental income on our Consolidated Statements of Operations and Comprehensive Income. If we determine that collectability of the lease payments is not probable, we record a current-period adjustment to rental income to reduce cumulative income recognized since lease commencement to the amount of cash collected from the lessee. Future revenue recognition is limited to amounts paid by the lessee. Generally, a lease is returned to accrual status when all delinquent payments become current under the terms of the lease agreement and collectability of the remaining contractual lease payments is reasonably probable.

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

The following is a summary of amortization of straight-line rent, net amortization/accretion related to above-market and below-market tenant leases and termination income, which is included in rental revenues:

	Year Ended December 31,
	2019	2018	2017
Amortization of straight-line rent	$8,488	$(2,425)	$2,084
Net amortization/accretion of above and below-market tenant leases	22,037	(3,259)	(23,963)
Lease termination income	13,235	31,297	29,081

The following is a summary of straight-line rent receivables, which are included in accounts receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	December 31, 2019	December 31, 2018
Straight-line rent receivables, net	$142,791	$136,007

Deferred expenses

The new leasing standard defines initial direct costs as incremental costs of a lease that would not have been incurred if the lease had not been obtained. These initial direct costs (consisting primarily of leasing commissions paid to third parties) are recognized as deferred expenses on our Consolidated Balance Sheet and are amortized using the straight-line method over the life of the leases. Other leasing costs which do not meet the definition of initial direct costs (consisting primarily of internal legal and leasing overhead costs) are expensed as incurred and included in property management and other costs in our Consolidated Statements of Operations and Comprehensive Income.

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

The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Year Ended December 31,
	2019	2018	2017
Management fees from affiliates (1)	$164,096	$125,555	$97,136
Management fee expense	(48,595)	(46,953)	(38,166)
Net management fees from affiliates	$115,501	$78,602	$58,970

_______________________________________________________________________________

(1)	Excludes $8.0 million in corporate fees earned during the year ended December 31, 2017.

Based upon the new revenue recognition guidance adopted on January 1, 2018, we determined that typical management fees including property and asset management, construction and development management services, leasing services, property acquisition and disposition services and financing services, needed to be evaluated for each separate performance obligation included in the contract in order to determine timing of revenue recognition. Revenues from contracts within the scope of the new revenue recognition guidance were $157.4 million and $122.7 million for the years ended December 31, 2019 and December 31, 2018, respectively. Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management services, we are compensated for our services through a monthly management fee earned based on a specified percentage of the monthly rental income or rental receipts generated from the property under management. For construction and development services, we are compensated for planning, administering and monitoring the design and construction of projects at our joint venture properties typically based on a percentage of project costs, hourly rate of development staff or a fixed fee. Revenues from such contracts were $126.9 million and $104.8 million for the years ended December 31, 2019 and December 31, 2018, respectively, and are recognized over the life of the applicable contract.

Conversely, leasing services, property acquisition and disposition services and financing services are each considered to be a single performance obligation, satisfied as of a point in time. Our fee is paid upon the occurrence of certain contractual event(s) that may be contingent and pattern of revenue recognition may differ from the timing of payment. For these services, the obligation is the execution of the lease, closing of the sale or acquisition, or closing of the financing or refinancing. As such, revenues are recognized at the point in time when the respective obligation has been satisfied. Revenues from such contracts were $30.5 million and $17.8 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Following the BPY Transaction, certain Brookfield Asset Management Inc. ("BAM")-owned entities provide certain management and administration services to BPR. BPR will pay an annual base management fee to BAM equal to 1.25% of the total capitalization of BPR, subject to certain adjustments. For the first twelve months following closing of the BPY Transaction, BAM agreed to waive management fees payable by BPR. For the period from August 29, 2019 through December 31, 2019, the Company accrued base management fees of $2.1 million due to BAM; which are included in accounts payable and accrued expenses on the Consolidated Balance Sheets and in property management and other costs on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the year ended December 31, 2019.

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

During the year ended December 31, 2019, we recorded a $223.1 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income, $184.3 million of which related to one operating property as a result of a significant decrease in market leasing assumptions and $38.8 million of which related to the impairment charge on one operating property where the carrying value exceeded the transfer price to our affiliate (Note 3).

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

No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the years ended December 31, 2019, 2018 and 2017.

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

No impairments related to our notes receivable were recognized for the years ended December 31, 2019, 2018 and 2017.

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

The impairment section above includes a discussion of all impairments recognized during the years ended December 31, 2019, 2018 and 2017, which were based on Level 2 and Level 3 inputs. Note 4 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 3 discusses certain asset acquisition transactions that required fair value measurements related to equity method investments and acquired interests that were valued on a non-recurring basis using Level 3 inputs. Note 10 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $715.0 million and $387.0 million outstanding under our credit facility as of December 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

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

The Company adopted the above standard on January 1, 2019 and applied the new guidance as of that date. In addition, the Company has presented all income as a single line item within "rental revenues" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the current and comparative period. Refer to the Reclassifications section of Note 2 for additional detail. The Company elected to use the "package of practical expedients", which allowed the Company to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not make any adjustments to the opening balance of retained earnings upon adoption of the new standard given the nature of the impacts and other transition practical expedients elected by the Company. The leases section above and Note 7 includes a discussion of the effect of the adoption of the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. The amendments in this ASU will be effective for the Company January 1, 2020. The adoption of this standard will not materially impact the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and modifies the disclosure requirements on fair value measurements. Public entities will be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions, including eliminating "at a minimum" from the phrase "an entity shall disclose at a minimum" to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifying that materiality is an appropriate consideration when evaluating disclosure requirements. The adoption of this standard will not materially impact the Company's consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to allocating the purchase price of real estate acquisitions, the useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, provision for loan loss, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets, litigation related accruals and disclosures and fair value of debt. Actual results could differ from these and other estimates.

NOTE 3     ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

In connection with the formation of the BPR-FF JV LLC joint venture described below, the Company agreed to use reasonable efforts to cause a transfer to BPR-FF JV LLC of the legal rights it held at Pembroke Lakes Mall at an agreed upon value of $33.8 million. On November 30, 2019, the Company transferred its rights in the Sears Anchor Parcel at Pembroke Lakes Mall to Pembroke Sears Anchor Parcel LLC. At the time of the formation noted above, the legal rights were valued at $35.0 million, resulting in a gain of $1.2 million recorded in other revenues on the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2019.

On November 12, 2019, the Company sold its remaining 10% ownership interest in 522 Fifth Avenue in New York City to one of its joint venture partners for $1.0 million. At the time of the sale, the Company's Investment in Unconsolidated Real Estate Affiliate was $7.5 million and the Company recorded a loss of $6.5 million on the sale within Unconsolidated Real Estate Affiliates - gain on investment, net in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

On November 1, 2019, the Company (through various indirect subsidiaries) acquired additional ownership interests in four operating properties which had been Unconsolidated Real Estate Affiliates from its former joint venture partners in the properties (affiliates of JPMorgan Chase & Co. ("JPM") and New York State Teachers' Retirement System ("NYSTRS")), bringing its ownership level to 100% and resulting in the Company obtaining control over the entities and consolidating the properties beginning on the transaction date ("JPM Transaction"). In the JPM Transaction, the Company acquired a 65% interest in Park Meadows and Towson Town Center (from JPM and NYSTRS), a 45% interest in Shops at Merrick Park (from JPM), and a 50% interest in Perimeter Mall (from JPM). The Company also transferred its 35% ownership interest in Bridgewater Commons to an affiliate of JPM and NYSTRS. The transaction was accounted for as an asset acquisition for the properties over which the Company obtained control and a sale of the investment in Bridgewater Commons. The transaction consideration for the asset acquisition consisted of cash consideration of $755.7 million and non-cash consideration consisting of the ownership interest in Bridgewater Commons, which the Company valued at $161.9 million, resulting in total transaction consideration for the acquired ownership interests of $917.6 million. The Company recorded a gain of $108.9 million related to the sale of its ownership interest in Bridgewater Commons, which had a carrying value of $53.0 million prior to the JPM Transaction, within Unconsolidated Real Estate Affiliates - gain on investment, net. As a result of the acquisition, in determining the transaction date basis of the newly consolidated properties, the Company determined the fair value of its previously held equity interests of the four properties acquired to be $876.6 million and recorded a gain on changes in control of investment properties of $681.2 million related to its existing 35% interest in Park Meadows and Towson Town Center, 55% interest in Shops at Merrick Park and 50% interest in Perimeter Mall. The fair value of the previously held equity interests was combined with the total transaction consideration for the acquired interests to determine the total cost of the asset acquisition of $1,794.2 million.

The table below summarizes the gain from changes in control of investment properties for the JPM Transaction ($ in millions):

Fair value of Investment in Unconsolidated Real Estate Affiliates as of change in control	$876.6
Less: carrying value of Investment in Unconsolidated Real Estate Affiliates	195.4
Gain from changes in control of investment properties and other, net	$681.2

The following table summarizes the allocation of the purchase price to net assets acquired at the date of acquisition. The allocation was based on the relative fair value of the assets acquired and liabilities assumed ($ in millions):

Investment in real estate, including intangible assets and liabilities	$2,937.7
Fair value of debt held by the acquired properties	(1,155.1)
Net working capital	11.6
Net assets acquired	$1,794.2

On September 13, 2019, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 10,000,000 shares of Class A Units in PFC Associates LLC (P.F. Chang's) (par value $0.01 per share) at a price of $1.00 per share, for a $10.0 million total investment, resulting in a 3.2% ownership interest in PF Chang's. P.F. Chang's is a tenant at certain properties for which we receive rental income included in rental revenues on the Consolidated Statements of Operations and Comprehensive Income. The investment is accounted for using the cost method as the Company has neither control nor significant influence over PF Chang's and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On August 26, 2019, the Company purchased an additional ownership interest of 49.677% in 730 Fifth Owners, LLC from its joint venture partner resulting in the Company obtaining control of the entity with a total ownership percentage for the Company of 99.677%. The transaction was accounted for as an asset acquisition. The transaction consideration consisted of cash consideration of $153.0 million and satisfaction of notes receivable of $249.5 million from the joint venture partner. Because of the presence of non-cash consideration, the Company determined that the fair value of the net assets acquired was more readily determinable than the fair value of the consideration given, and determined that the aggregate fair value of the joint venture's equity was $808.0 million on the acquisition date, which was allocated to the Company's 99.677% ownership interest for $805.4 million and the joint venture partner's remaining 0.323% non-controlling interest for $2.6 million. Concurrent with this transaction, the joint venture partner repaid $54.7 million of interest on the notes receivable (including amounts that had been annually capitalized onto the outstanding principal balance). The Company recorded a gain on change in control of investment properties of $39.7 million related to the Company's previously held 50% ownership interest. Immediately following this transaction, the Company sold a condominium interest in one unit of the property to an affiliate of the joint venture partner for a gross sales price of $12.6 million and incurred fees of $0.4 million, which resulted in no gain or loss, as the fair value of the condominium interest in the consolidation transaction had been determined to be $12.2 million.

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

On October 28, 2019, the Company purchased an additional ownership interest of 0.29% in 730 Fifth Owners, LLC from its joint venture partner for $1.8 million. Following this transaction, the Company has a 99.967% ownership interest.

On August 19, 2019, the Company sold the SoNo Collection to a newly formed joint venture owned 80.5% by an affiliated fund (which is a related party of the Company) and 19.5% by the Company. The property was contributed to the joint venture at a value of $419.3 million based on project-specific cash costs. This excludes additional costs to complete the project by the joint venture.  Prior to obtaining project-specific financing on August 9, 2019, the Company was required under GAAP to capitalize interest on general corporate financings into the cost basis of the project, which resulted in a $38.8 million impairment due to the difference between the project’s GAAP basis and the sale price based upon total project-specific cash costs. Following the transaction, the Company accounts for its non-controlling investment in the SoNo Collection under the equity method of accounting as the Company can exercise significant influence but not control over the joint venture. On December 4, 2019, the joint venture partner contributed $30.0 million and committed to contribute an additional $70.8 million in additional capital to the joint venture, resulting in a dilution of the Company's ownership interest from 19.5% to 12.9% as of December 31, 2019. The $70.8 million contribution was received on February 7, 2020 (Note 20).

On August 12, 2019, the Company completed the sale of the land at the former Sears anchor parcel at Columbia Mall for a gross sales price of $5.0 million, which resulted in a gain on the sale of $3.6 million included in other revenues on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

On August 9, 2019, the Company completed the sale of 49.3% of its interest in Authentic Brands Group LLC ("ABG") for a gross sales price of $32.1 million, which resulted in a gain on the sale of $16.8 million included in Unconsolidated Real Estate Affiliates - Gain on Investment on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019. The basis of the remaining 50.7% investment was marked to fair value of $32.1 million in conjunction with the sale transaction noted above, which resulted in an additional gain on sale of $16.8 million directly related to the step up basis in fair value. This gain is recorded in Unconsolidated Real Estate Affiliates - Gain on Investment on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019. The investment will continue to be accounted for using the cost method as the Company has neither control nor significant influence over ABG and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On July 26, 2019, the Company purchased 2,255,503 shares of Series D Preferred Units in Industrious National Management Company LLC at a price of $2.22 per share, for a $5.0 million total investment, resulting in a less than 2.0% ownership interest in Industrious National Management Company LLC. The investment is accounted for using the cost method as the Company has neither control nor significant influence over Industrious National Management Company LLC and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets as of December 31, 2019.

On April 19, 2019, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 1,250,000 shares of Series F Convertible Preferred Stock in Pinstripes, Inc. (par value $0.01 per share) at a price of $8.00 per share, for a $10.0 million total investment, resulting in a 7.6% ownership interest in Pinstripes, Inc. The investment is accounted for using the cost method as the Company has neither control nor significant influence over Pinstripes, Inc. and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets as of December 31, 2019.

In connection with the formation of the BPR-FF JV LLC joint venture described below, the Company agreed to use reasonable efforts to cause a transfer to BPR-FF JV LLC of the legal rights it held at Coronado Center Mall at an agreed upon value of $53.1 million. On April 9, 2019, the Company transferred its rights in the Sears Anchor Parcel at Coronado Center Mall to Coronado Center LLC. No gain or loss was recognized on the transaction.

On January 7, 2019, the Company completed the sale of our 12.0% interest in Bayside Marketplace for a sales price of $42.0 million. Due to cumulative distributions received in excess of its investment, the Company had a liability balance associated with its investment in Bayside Marketplace. Accordingly, the Company recognized a gain of $104.4 million included in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

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

On December 29, 2017, we sold approximately 54% of our interest in Aero IpCo, LLC venture ("IPCO") to ABG for a sales price of $16.6 million, which resulted in a gain of $12.0 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017. On March 30, 2018, ABG exercised their call right to purchase the remaining 46% of our original interest in IPCO for a sales price of $13.9 million, which resulted in a gain of $10.4 million recognized in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2018. In addition, we invested $30.5 million in ABG units. The investment is considered a cost method investment and is included in investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets. On August 9, 2019, the Company completed the sale of 49.3% of its interest in ABG for a gross sales price of $32.1 million (see above for further discussion).

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
We had previously accounted for our interest in these three joint ventures using the equity method of accounting (Note 2). As a result of the transactions described above, we now consolidate these joint ventures with our joint venture partners' share of equity included in noncontrolling interest (Note 2). In addition, the $48.1 million and $151.3 million notes receivable due from our joint venture partner at 530 Fifth Avenue and 685 Fifth Avenue, respectively, are presented on the consolidated balance sheets in noncontrolling interests in consolidated real estate affiliates. The notes receivable and our joint venture partners' share of equity effectively net within the noncontrolling interest.

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded during the years ended December 31, 2019 and 2018. No impairment charges were recognized during the year ended December 31, 2017.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Year Ended December 31, 2019
Investments in real estate (1)	$599,721	$—	$—	$599,721	$223,142
Year Ended December 31, 2018
Investments in real estate (1)	62,490	—	—	62,490	45,866

_______________________________________________________________________________

(1)	Refer to Note 2 for more information regarding impairment. Investments in real estate includes consolidated properties and Unconsolidated Real Estate Affiliates.

Unobservable Quantitative Input	Range
Year ended December 31, 2019
Discount rate	5.50%
Terminal capitalization rate	4.00%
Year ended December 31, 2018
Discount rates	9.75% to 11.00%
Terminal capitalization rates	9.50% to 10.25%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$8,627,332	$8,631,704	$6,073,193	$6,048,104
Variable-rate debt	7,275,562	7,355,744	6,516,456	6,614,172
	$15,902,894	$15,987,448	$12,589,649	$12,662,276

_______________________________________________________________________________
(1)    Includes net $4.7 million of market rate adjustments and $131.8 million of deferred financing costs.
(2)    Includes net $7.7 million of market rate adjustments and $123.8 million of deferred financing costs.

The fair value of our junior subordinated notes approximates their carrying amount as of December 31, 2019 and 2018. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	December 31, 2019	December 31, 2018
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$3,458,485	$3,595,706
Buildings and equipment	22,119,745	23,468,110
Less accumulated depreciation	(4,303,109)	(4,361,210)
Construction in progress	657,170	489,250
Net property and equipment	21,932,291	23,191,856
Investments in unconsolidated joint ventures	—	632,060
Net investment in real estate	21,932,291	23,823,916
Cash and cash equivalents	662,879	540,905
Accounts receivable, net	344,946	348,655
Notes receivable	22,497	22,881
Deferred expenses, net	428,460	511,814
Prepaid expenses and other assets	692,407	796,815
Total assets	$24,083,480	$26,044,986
Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$15,173,099	$16,139,498
Accounts payable, accrued expenses and other liabilities	1,079,915	1,118,663
Cumulative effect of foreign currency translation ("CFCT")	(9,985)	(21,384)
Owners' equity, excluding CFCT	7,840,451	8,808,209
Total liabilities and owners' equity	$24,083,480	$26,044,986
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$7,830,466	$8,786,824
Less: joint venture partners' equity	(4,357,244)	(4,796,896)
Plus: excess investment/basis differences	954,262	1,220,632
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	4,427,484	5,210,560
Investment in Unconsolidated Real Estate Affiliates, net (cost method)	57,061	30,483
Retail investment, net	24,182	19,912
Investment in Unconsolidated Real Estate Affiliates, net	$4,508,727	$5,260,955

Reconciliation—Investment in Unconsolidated Real Estate Affiliates:
Asset—Investment in Unconsolidated Real Estate Affiliates	$4,634,292	$5,385,582
Liability—Investment in Unconsolidated Real Estate Affiliates	(125,565)	(124,627)
Investment in Unconsolidated Real Estate Affiliates, net	$4,508,727	$5,260,955

(1)
The Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates exclude the joint ventures dissolved as a result of the JPM Transaction and 730 Fifth Avenue as of December 31, 2019, and include the joint ventures formed in conjunction with the BPY Transaction subsequent to August 27, 2018 and Fashion Place subsequent to December 14, 2018 (Note 3).

	Year Ended December 31,
	2019	2018	2017
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates (1)
Revenues:
Rental revenues, net	$2,488,056	$2,019,866	$1,712,330
Condominium sales	9,390	110,792	328,237
Other	136,069	84,049	70,497
Total revenues	2,633,515	2,214,707	2,111,064
Expenses:
Real estate taxes	241,626	182,514	140,944
Property maintenance costs	55,174	36,361	41,550
Marketing	22,109	24,282	21,338
Other property operating costs	330,316	270,071	230,930
Condominium cost of sales	6,844	79,927	239,528
Provision for doubtful accounts	—	9,128	6,416
Property management and other costs (2)	112,295	103,475	84,446
General and administrative	3,911	3,026	2,101
Depreciation and amortization	1,028,631	725,316	505,387
Total expenses	1,800,906	1,434,100	1,272,640
Interest income	11,750	7,401	11,054
Interest expense	(716,690)	(550,939)	(465,242)
Provision for income taxes	(961)	(1,842)	(1,312)
Equity in loss of unconsolidated joint ventures	(36,606)	(33,621)	(23,553)
Income from continuing operations	90,102	201,606	359,371
Allocation to noncontrolling interests	(64)	(78)	(103)
Net income attributable to the ventures	$90,038	$201,528	$359,268
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to the ventures	$90,038	$201,528	$359,268
Joint venture partners' share of income	(44,279)	(97,758)	(162,469)
Elimination of loss from consolidated real estate investment with interest owned through joint venture	—	679	860
Gain (loss) on retail investment	5,159	12,374	(3,874)
Amortization of capital or basis differences	(31,332)	(30,271)	(41,035)
Equity in income of Unconsolidated Real Estate Affiliates	$19,586	$86,552	$152,750

(1)
The Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates exclude income from the joint ventures dissolved as a result of the JPM Transaction and 730 Fifth Avenue subsequent to November 1, 2019 and August 26, 2019, respectively, and include income from Miami Design District subsequent to June 1, 2017, income from the joint ventures formed in conjunction with the BPY Transaction subsequent to August 27, 2018 and Fashion Place subsequent to December 14, 2018 (Note 3).

(2)	Includes management fees charged to the unconsolidated joint ventures by BPRRS and BPRI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 26 domestic joint ventures, comprising 60 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method. If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

As of December 31, 2019, the balance of ROU assets was $68.9 million, net and lease liabilities was $71.0 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under ASC 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. All of these leases are operating leases; we do not have any finance leases.

On December 23, 2019, an equity method investment of the Company formed a joint venture with a third party to develop and operate a residential building adjacent to a retail property owned by the equity method investment. The Company's effective ownership of this new venture is 12.5%, and management has concluded that the Company has the ability to exercise significant influence over the entity. Therefore, the Company is accounting for its investment in the new venture using the equity method of accounting.

On September 30, 2019, the Company completed the sale of certain space formerly occupied by Barneys at Grand Canal Shoppes for a gross sales price of $37.6 million, which resulted in $15.9 million included in Equity in Income of Unconsolidated Real Estate Affiliates on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

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

On July 12, 2017, we closed on the acquisition of the remaining 50% interest in eight anchor boxes included in the GSPH joint venture with Seritage. We had previously owned a 50% interest in the joint venture and accounted for the joint venture using the equity method of accounting, but as a result of the transaction we now consolidate our 100% interest in the eight acquired anchor boxes. Simultaneously, we distributed the four remaining anchor boxes in GSPH to a newly formed joint venture, GSPHII, between the Company and Seritage in which the ownership interest remains at 50% for both joint venture partners, and we continue to account for this joint venture using the equity method of accounting. Seritage has the right to cause the Company to purchase from GSPHII any property with respect to which a certain leasing threshold has been satisfied at the fair market value of the property, less certain mortgage loans and other debt in respect of such property and certain selling expenses, determined in accordance with the limited liability company agreement of GSPHII. As of December 31, 2019, this right is not yet exercisable. Finally, we acquired a 50% interest in five anchor boxes through a newly formed joint venture, GSPH2017, which we account for using the equity method of accounting.

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

Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $7.2 billion as of December 31, 2019 and $7.6 billion as of December 31, 2018, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

On November 1, 2019, the Company closed a new loan on Natick Mall for $505.0 million with a 5-year fixed interest rate at 3.72% which matures on November 1, 2024. This loan replaced the previous debt of $419.4 million with an interest rate of 4.60% that matured on November 1, 2019.

On, October 25, 2019, the Company closed a new loan on First Colony Mall for $220.0 million with a 10-year fixed interest rate at 3.55% which matures on November 1, 2029. This loan replaced the previous debt of $168.6 million with an interest rate of 4.50% that matured on November 1, 2019.

On August 9, 2019, the Company closed on new debt at the SoNo Collection for $305.0 million. This debt is comprised of a $245.0 million mortgage loan and a $60.0 million mezzanine loan with respective interest rates of LIBOR plus 3.02% and LIBOR plus 6.75%. The loans mature on August 6, 2023.

On June 3, 2019, the Company closed on new debt on the Grand Canal Shoppes in the amount of $975.0 million with a 10-year fixed interest rate of 4.29%, which matures on July 2, 2029. This loan replaced the previous debt of $625.0 million on the property that matured on June 3, 2019.

On April 9, 2019, the Company closed on new debt on three properties included in the BPR-FF JV LLC joint venture (Note 3). The three properties are Coronado Center, Governor's Square and Lynnhaven Mall. These properties were previously encumbered by $462.0 million of third-party debt which was replaced by a $515.0 million loan with an interest rate of LIBOR plus 340 basis points, maturing May 1, 2024. The new loan was recorded as an extinguishment of the previous loans and allocation of the new debt to the three properties.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $81.5 million at one property as of December 31, 2019, and $83.3 million as of December 31, 2018. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of December 31, 2019, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6     MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	December 31, 2019 (1)	Weighted-Average Interest Rate (2)	December 31, 2018 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$7,638,697	4.21%	$6,073,193	4.38%
Senior Secured Notes - Silver Bonds	988,635	5.75%	—	—
Total fixed-rate debt	8,627,332	4.39%	6,073,193	4.38%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,594,182	4.20%	1,702,142	4.22%
Unsecured corporate debt (5)	4,681,380	4.16%	4,814,314	4.86%
Total variable-rate debt	7,275,562	4.17%	6,516,456	4.69%
Total Mortgages, notes and loans payable	$15,902,894	4.29%	$12,589,649	4.54%
Junior Subordinated Notes	$206,200	3.39%	$206,200	3.97%

(1)	Includes net $4.7 million of market rate adjustments and $131.8 million of deferred financing costs.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes net $7.7 million of market rate adjustments and $123.8 million of deferred financing costs.

(4)	$1.3 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of December 31, 2019, $16.0 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our consolidated mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.3 billion of debt, are cross-collateralized. Although a majority of the $10.2 billion of consolidated fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $739.7 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPR. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the year ended December 31, 2019, the Company completed the following financing transactions:

•
New loan at Shops at Merrick Park in amount of $390.0 million with a 5-year fixed interest rate at 3.90% which matures November 1, 2024. This loan replaced the previous debt of $161.0 million with a fixed rate at 5.73% that was scheduled to mature on April 1, 2021. The refinance incurred fees of $7.9 million for a prepayment penalty to the lender that was factored into the fair value of debt as of the consolidation date. The refinance occurred in conjunction with the JPM Transaction in Note 3.

•
New loans at Park Meadows in amount $615.0 million with an interest rate of 3.18% and a Mezzanine loan in amount of $85.0 million with an interest rate of 6.25%. Both loans mature on November 1, 2024. These loans replaced previous debt of $360.0 million and an interest rate of 4.60% that was scheduled to mature on December 1, 2023. In connection with the refinancing, the Company incurred prepayment penalties of $35.6 million. As the refinancing plan was contemplated in connection with the acquisition, such fees were factored into the fair value of debt recognized on the consolidation date. The refinance occurred in conjunction with the JPM Transaction in Note 3.

•
New loan at Park City Center in the amount of $135.0 million with an interest rate of LIBOR plus 3.00% which matures on September 9, 2021. This loan replaced the previous debt of $172.2 million that matured June 6, 2019 and included a pay down of the existing mezzanine loan in the amount of $36.8 million. For the period between the maturity date of the previous debt and the effective date of the new loan, the Company extended forbearance and paid forbearance fees in total amount of $0.5 million.

•
New loans on 730 Fifth Avenue in the amount of $807.5 million which mature on September 1, 2024. The loans consist of a senior loan in amount of $587.3 million with a 5-year term at LIBOR plus 3.00%, a senior mezzanine loan in amount of $97.9 million with a 5-year term at LIBOR plus 4.25%, and a junior loan in amount of $122.3 million with a 5-year term at LIBOR plus 5.50%. The loans replaced the previous debt of $720.0 million that was previously extended to August 27, 2019 and included a pay down of $180.0 million on June 28, 2019.

•
New loan on Westlake Center in the amount of $48.8 million with a 2-year floating rate loan at LIBOR plus 2.50% which matures on July 10, 2021. This loan replaced the previous debt of $42.5 million that matured July 10, 2019.

•
New loans on The Woodlands Mall for a total of $465.0 million, which consists of $425.0 million with an interest rate of 4.25% and $40.0 million with an interest rate of 5.50%. The loan has a weighted average interest rate of 4.36% which matures on August 1, 2029. The loan replaced the previous debt of $294.0 million on the property that had a weighted average interest rate of 4.83% and scheduled to mature on June 10, 2023. In accordance with the previous debt agreement, the Company incurred a prepayment penalty of $27.5 million which is recorded as loss on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

•
One-year extension on the loan at 830 North Michigan Ave in the amount of $78.0 million at LIBOR plus 1.60% which matures on July 1, 2020. This loan replaced the previous debt of $85.0 million that matured on July 1, 2019 and includes principal repayment of $7.0 million made in conjunction with the extension.

•
One-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75% which matures on April 25, 2020. A principal repayment of $10.1 million was made in conjunction with the extension.

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

Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	December 31, 2019 (1)	Weighted-Average Interest Rate	December 31, 2018 (2)	Weighted-Average Interest Rate
Unsecured debt:
Unsecured corporate debt	4,769,510	4.16%	4,923,740	4.86%
Senior Secured Notes - Silver Bonds	999,950	5.75%	—	—
Total corporate debt	$5,769,460	4.44%	$4,923,740	4.86%

(1)	Excludes deferred financing costs of $99.4 million in 2019 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $109.4 million in 2018 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes - Silver Bonds due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026. During the last quarter of 2019, the Company made a principal payment in amount of $50 thousand.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bears interest at a rate equal to LIBOR plus 2.75% and is scheduled to mature on March 25, 2029. During the year ended December 31, 2019, the Company repaid this loan in full. The Company borrowed an additional $70.5 million during the second quarter of 2019, with a maturity date of June 25, 2029. During the year ended December 31, 2019, the Company made principal payments totaling $68.0 million resulting in a remaining balance at December 31, 2019 of $2.5 million. The Company borrowed an additional $31.7 million on December 20, 2019 which was due on January 6, 2020 and has been repaid.

The Company entered into a new credit agreement (the "Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 225 basis points. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $715.0 million as of December 31, 2019. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPR and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 225 basis points. During the year ended December 31, 2019, the Company made principal payments totaling $491.5 million with a remaining outstanding balance as of December 31, 2019 was $34.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 225 basis points and the outstanding balance at December 31, 2019 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 250 basis points. During the year ended December 31, 2019, the Company made principal payments totaling $20.0 million with a remaining outstanding balance of $1,975.0 million at December 31, 2019. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Agreement.

The Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods.  In addition, we are required to maintain compliance with certain financial covenants related to a maximum net debt-to-value ratio and a minimum fixed-charge-coverage ratio, as defined in the Agreement.

As of December 31, 2019, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default, in the event the Company fails to maintain compliance with its financial covenants, the Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $50.0 million and $42.4 million as of December 31, 2019 and 2018, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2019.

NOTE 7        LEASES

Lessee arrangements

We are the lessee in several ground lease agreements for the land under some of our owned buildings. Generally, we own the land underlying the properties; however, at certain properties, all or part of the underlying land is owned by a third party that leases the land to us through a long-term ground lease. In addition, we lease office space for our corporate headquarters and field offices. Our material consolidated leases have reasonably certain lease terms ranging from 4 years to 40 years. Certain leases provide the lessee with two to three renewal options which are considered to be termination options unless it is reasonably certain that the Company will elect to renew and generally range from five years to ten years each, with renewal rent payments based on a predetermined annual increase, market rates at the time of exercise of the renewal, or changes in the Consumer Price Index ("CPI").

As of December 31, 2019, the balance of operating ROU assets was $402.6 million, net and lease liabilities of $78.5 million for eight ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

The maturity of our operating lease liabilities as of December 31, 2019 is as follows:

Year	Amount
2020	$9,305
2021	9,520
2022	9,754
2023	10,018
2024	10,250
2025 and thereafter	165,583
Total undiscounted lease payments	214,430
Less: Present value adjustment	(135,930)
Total lease liability	$78,500

The maturity of our operating lease liabilities as of December 31, 2018 is as follows:

Year	Amount
2019	$9,948
2020	10,164
2021	10,386
2022	10,592
2023	10,794
2024 and thereafter	118,835
Total	$170,719

Straight-line rent expense recognized for our consolidated operating leases was $2.8 million and $3.7 million for ground leases and $7.9 million and $8.0 million for the office lease for the years ended December 31, 2019 and 2018, respectively, and are included in other property operating costs for ground leases and property management and other costs for the office lease, in the Consolidated Statements of Operations and Comprehensive Income. Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for the years ended December 31, 2019 and 2018 and are included in other property operating costs in the Consolidated Statements of Operations and Comprehensive Income.

The following summarizes additional information related to our operating leases as of December 31, 2019:

Weighted-average remaining lease term (years)	23.0
Weighted-average discount rate	7.67%

Supplemental disclosure for the consolidated statement of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$8,636

Lessor arrangements

We own a property portfolio comprised primarily of Class A retail properties and lease these retail spaces to tenants. As of December 31, 2019, we own a controlling interest in and consolidated 62 retail properties located throughout the United States comprising approximately 55 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in year 2020 and typically include renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space. Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market tenant leases. Consequently, our credit risk is concentrated in the retail industry.

The maturity analysis of the lease payments we expect to receive from our operating leases as of December 31, 2019 are as follows:

Year	Amount
2020	$1,105,295
2021	1,035,494
2022	930,124
2023	815,823
2024	691,981
Subsequent	2,369,894
$6,948,611

The maturity analysis of the lease payments we expect to receive from our operating leases as of December 31, 2018 are as follows:

Year	Amount
2019	$764,196
2020	696,381
2021	621,582
2022	543,232
2023	464,453
Subsequent	1,442,312
$4,532,156

All lease-related income is reported as a single line item, rental revenues, in our Consolidated Statements of Operations and Comprehensive Income. Effective January 1, 2019, with the adoption of ASC 842, rental revenues is presented net of provision for doubtful accounts. Rental income recognized on a straight-line basis consists primarily of fixed and in-substance fixed lease payments (including lease payments related to non-lease components which have been combined with the lease component). Variable rental income represents variable lease payments, which consist primarily of overage rents; reimbursements for tenants’ pro rata share of real estate taxes, insurance, property operating and marketing expenses, and utilities; lease payments related to CPI-based escalations and market rent resets; and lease termination income.

In accordance with the terms of our operating leases, we bill our tenants separately for minimum rents, tenant recoveries and overage rents, lease termination income as shown below for the year ended December 31, 2019:

Year Ended December 31, 2019
Minimum rents, billed	$916,624
Tenant recoveries, billed	362,840
Lease termination income, billed	13,235
Overage rent, billed	25,193
Total contractual operating lease billings	1,317,892
Adjustment to recognize contractual operating lease billings on a straight-line basis	8,488
Above and below-market tenant leases, net	22,037
Less provision for doubtful accounts	(10,733)
Total rental revenues, net	$1,337,684

Of the total contractual rental revenues we have billed, 77.6% are fixed lease payments for the year ended December 31, 2019.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2016 through 2019 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2015 through 2019.

In conjunction with the BPY Transaction, certain of BPR’s subsidiaries contributed in a taxable manner a portion of their interests in specific assets to a newly formed corporate subsidiary of BPRI. This taxable contribution caused an increase in the tax basis of the contributed assets to fair market value and generated a related taxable gain to the Company, which has been distributed to shareholders. The increase in tax basis in the assets created a book to tax basis temporary difference of approximately $2.6 billion and a related deferred tax asset of $638.5 million within the newly formed subsidiary of BPRI. We determined that this deferred tax asset was properly recorded through our consolidated income statements and that no valuation allowance is necessary on the deferred tax assets as of December 31, 2019 primarily due to our ability to recognize the benefit of the increased tax basis through operations or sale of properties.

The provision for (benefit from) income taxes for the years ended December 31, 2019, 2018, and 2017 are as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Current	$17,568	$6,499	$8,658
Deferred	(7,885)	(600,685)	(19,554)
Total	$9,683	$(594,186)	$(10,896)

Total provision for (benefit from) income taxes computed for continuing operations by applying the Federal corporate tax rate for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Tax at statutory rate on earnings from continuing operations before income taxes	$93,239	$734,235	$226,254
Increase in valuation allowance, net	1,505	117	—
State income taxes, net of federal income tax	5,649	2,879	1,773
Investment Tax Credits	(1,958)	(12,134)	(18,467)
Tax at statutory rate on REIT losses not subject to Federal income taxes	(87,988)	(695,546)	(209,165)
Tax expense from prior period	13,514	16,369	244
Tax benefit from change in rates	(15,538)	—	(14,482)
Tax benefit from BPY Transaction	—	(638,494)	—
Other permanent differences	1,260	(1,612)	2,947
Provision for (benefit from) income taxes	$9,683	$(594,186)	$(10,896)

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. The Company has $31.1 million of federal and state loss carryforwards, the majority of which are currently scheduled to expire in subsequent years through 2039.  State operating losses of $6.7 million generated during 2018 and later will be carried forward indefinitely until utilized.

Each TRS and certain REIT entities subject to state income taxes are tax paying components for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Total deferred tax assets	$638,513	$630,215	$29,801
Valuation allowance	(10,362)	(8,857)	(8,740)
Net deferred tax assets	628,151	621,358	21,061
Total deferred tax liabilities	(2,491)	(2,083)	(2,428)
Net deferred tax assets	$625,660	$619,275	$18,633

Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that we do not reasonably expect to realize. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.

The tax effects of temporary differences and carryforwards included in the net deferred tax assets (liabilities) as of December 31, 2019, December 31, 2018 and December 31, 2017 are summarized as follows:

	December 31, 2019	December 31, 2018 (1)	December 31, 2017
Operating loss and other carryforwards (2)	$42,187	$58,328	$47,577
Other TRS property, primarily differences in basis of assets and liabilities	582,970	564,528	(20,204)
Interest deduction carryforwards	10,865	5,276	—
Valuation allowance	(10,362)	(8,857)	(8,740)
Net deferred tax assets	$625,660	$619,275	$18,633

_______________________________________________________________________________

(1)	Due to the changes in the Tax Cuts and Jobs Act, the deferred tax assets and liabilities including the valuation allowances were revalued as of December 31, 2017 using the new corporate tax rate.

(2)	Includes solar and other tax credits of $29.4 million, $43.5 million and $33.6 million as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of December 31, 2019 and December 31, 2018.

NOTE 9     WARRANTS

As of January 1, 2017, Brookfield and certain parties who were previously members of a Brookfield investor consortium owned 73,930,000 warrants (the "Warrants") to purchase common stock of GGP with an initial weighted average exercise price of $10.70. Each Warrant was fully vested upon issuance, had a term of seven years and expired on November 9, 2017. Below is a summary of Warrants that were originally issued.

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

	Year Ended December 31,
	2019	2018	2017
Distributions to preferred BPROP units ("Preferred Units")	$(5,752)	$(4,636)	$(1,867)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("Common Units")	—	(31,803)	(4,830)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("LTIP units")	—	(8,159)	(1,502)
Net income allocated to noncontrolling interest in consolidated real estate affiliates	(577)	(915)	(1,340)
Net income allocated to noncontrolling interests of the Operating Partnership (1)	(41,702)	(27,715)	—
Allocation to noncontrolling interests	(48,031)	(73,228)	(9,539)
Other comprehensive (income) loss allocated to noncontrolling interests	—	(39)	89
Comprehensive income allocated to noncontrolling interests	$(48,031)	$(73,267)	$(9,450)

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

Holders of Series B Preferred Units, Series D Preferred Units, Series E Preferred Units and Series G Preferred Units of BPROP are each entitled to periodic distributions at the rates set forth in the Sixth Amended and Restated Agreement of Limited Partnership of BPROP. Generally, each Series K Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPR's Class A Stock. The holders of Series L Preferred Units of BPROP are generally entitled to a pro rata distribution of an aggregate cash amount equal to the sum of (i) the aggregate cash dividends declared on all outstanding shares of BPR's Class B-1 Stock and Class B-2 Stock (together, the "Class B Stock") and (ii) the aggregate cash dividends declared on all outstanding shares of BPR's Series B Preferred Stock. Holders of Common Units of BPROP are entitled to distributions of all or a portion of BPROP’s remaining net operating cash flow, when and as declared by BPROP’s general partner. However, the Sixth Amended and Restated Agreement of Limited Partnership of BPROP permits distributions solely to BPR if such distributions were required to allow the Company to comply with the REIT distribution requirements or to avoid the imposition of excise tax.

Noncontrolling Interests - Permanent

As of December 31, 2019, there were 9,717.658 Series B Preferred Units of BPROP outstanding. The Series B Preferred Units have a carrying value of $50 per unit.

Also, as of December 31, 2019, there were 4,156,971.851 Common Units of BPROP outstanding and 1,691,144.853 Series K Preferred Units of BPROP held by former common unit holders. These Series K Units were established at $21 per unit and are not subject to adjustment based on fair value.

Noncontrolling Interests - Redeemable

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. Upon conversion, each Series D Preferred Unit entitles its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio. As of December 31, 2019, there were 532,749.6574 Series D Preferred Units of BPROP outstanding.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. Upon conversion, each Series E Preferred Unit entitles its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio. As of December 31, 2019, there were 502,657.8128 Series E Preferred Units of BPROP outstanding.

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

Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction is redeemable for a cash amount equal to the average closing price of BPR's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPR may elect to satisfy such redemption by delivering one share of BPR's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of December 31, 2019, the aggregate amount of cash the Company would have paid would have been $1.18 billion and $57.9 million, respectively.

The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2019, 2018, and 2017.

Balance at January 1, 2017	$262,727
Net income	4,830
Distributions	(6,573)
Redemption of operating partnership units	(651)
Preferred Unit Redemption to Common Stock	—
Other comprehensive income	(89)
Fair value adjustment for redeemable noncontrolling interests in Operating Partnership	(12,118)
Balance at December 31, 2017	$248,126
Balance at January 1, 2018	248,126
Net income	31,803
Distributions	(3,685)
Adjustment of Mezzanine Equity to fair value	(40,294)
Common Unit Redemption to Common Stock	(85,818)
Other comprehensive income	39
Reclassification of Mezzanine Equity to Permanent Equity	(37,841)
Pre-Closing Dividend	(60,673)
BPR Equity Recapitalization	21,923
LTIP Conversion to Series K	116
Balance at December 31, 2018	$73,696
Balance at January 1, 2019	$73,696
Net income	3,545
Series K Preferred Unit redemption	(15,006)
Balance at December 31, 2019	$62,235

Redeemable Class A Stock

Class A Stock refers to the Company's Class A Stock, par value $0.01 per share, authorized and issued to GGP common stockholders that were unaffiliated with BPY as part of the BPY Transaction.

Each share of Class A Stock is entitled to cumulative dividends per share in a cash amount equal in value to the amount of any distribution made on a BPY limited partnership unit ("BPY unit"). In addition, each share of Class A Stock is exchangeable for one BPY unit or its cash equivalent (the form of payment to be determined by BPY or an affiliate, in its sole discretion). Such exchange and distribution rights are subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. If and to the extent declared by the Company's board of directors, the record and payment dates for the dividends or other distributions upon the shares of Class A Stock, to the extent not prohibited by applicable law, is expected to be the same as the record and payment dates for the dividends or other distributions upon the BPY units. Pursuant to the terms of the Company's charter, all such dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock, Series B Preferred Stock or Class C Stock will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock, Series B Preferred Stock or Class C Stock. The holders of Class A Stock shall not be entitled to any dividends from BPR other than the Class A dividend.

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

Holders of Class A Stock shall have the right to exchange all or a portion of their Class A Stock for cash at a price equal to the value of an equivalent number of BPY units, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. Upon receipt of a request for exchange, BPR will deliver a notice of exchange to BPY within one (1) business day and will have ten (10) business days to deliver the cash amount to the tendering holder. Upon receipt of the notice of exchange, BPY or an affiliate may elect to satisfy BPR’s exchange obligation by exchanging all of the shares of the Class A Stock tendered for BPY units on a one-for-one basis. This initial one-for-one conversion factor is subject to adjustment in the event of certain dilutive or other capital events by BPY or BPR. If so elected, BPY will have to satisfy such obligation within ten (10) business days from the date of the notice of exchange. If BPY exercises its right to assume the exchange obligation, BPY units will be delivered in exchange for the Class A Stock and such Class A Stock will automatically be converted into Class B Stock.

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

Class B Stock

The Company’s shareholders approved the amendment and restatement of the Company’s charter at its annual stockholder meeting on June 19, 2019 (the “Restated Charter”), which became effective on June 26, 2019 and, among other things, authorized the Company’s issuance of up to 965,000,000 shares of a new class of stock called Class B-2 Stock, par value of $0.01 per share. Each share of Class B-2 Stock shall have terms (including the same powers, preferences and relative, participating, optional and other special rights, and qualifications, limitations and restrictions) identical to the terms of a share of Class B-1 Stock other than voting rights. The following description sets forth certain general terms and provisions of the Class B Stock.
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

Notwithstanding the foregoing, holders of the Class C Stock are not entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPR has paid the aggregate dividends owed to the holders of Class A Stock and (b) the dividend coverage ratio is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange, (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor or (iv) unless and until the full cumulative dividends on the Class B Stock and Series B Preferred Stock for all past dividend periods and any current dividend periods have been (or contemporaneously are) (a) declared or paid in cash or (b) declared and a sum sufficient for the payment thereof in cash is set apart for such payment.

Voting Rights

Stock Class	Authorized	Issued	Shares Outstanding	Votes per Share
Class A Stock	4,517,500,000	64,671,672	64,024,422	1:1
Class B-1 Stock	4,517,500,000	170,023,458	170,023,458	1:1
Class B-2 Stock	965,000,000	121,203,654	121,203,654	0:1
Series B Preferred Stock	425,000,000	202,438,184	202,438,184	1:1
Class C Stock	1,000,000,000	640,051,301	640,051,301	1:1

All share counts in table above are as of December 31, 2019.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
November 4	November 29	December 31	$0.330
August 1	August 30	September 30	0.330
May 6	May 31	June 28	0.330
February 6	February 28	March 29	0.330
2018
November 1	November 30	December 31	$0.315
August 28	August 31	September 28	0.315

Class A Stock Repurchases and Conversions

On August 1, 2019, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.

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

Furthermore, there were 647,250 shares of Class A Stock that were purchased in relation to 2019 restricted stock grants. These shares were purchased at an average purchase price of $19.40 per share for an aggregate cost of approximately $12.59 million.

In the third quarter of 2019, BPR purchased 197,225 shares of Class A Stock at an average purchase price of $18.56 per share for an aggregate cost of approximately $3.66 million, which were subsequently canceled in the quarter.

In the fourth quarter of 2019, there were no Class A Stock repurchases.

During the year ended December 31, 2019, there were 40,030,429 shares of Class A Stock converted to 35,704,228 shares of Class B-1 Stock, at a weighted average price of $18.97 and $21.39, respectively.

Class B Stock and Series B Preferred Stock Dividends

Our Board of Directors declared dividends on the Class B-1 Stock, Class B-2 Stock and the Series B Preferred Stock during 2019 as follows:

Class B-1 Stock Dividends

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
November 4	December 25	December 25	$0.110

On November 4, 2019, a partial dividend was declared in the amount of $0.11 per share of the Class B-1 Stock.

Class B-2 Stock Dividends

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
November 4	December 25	December 25	$0.110

On November 4, 2019, a partial dividend was declared in the amount of $0.11 per share of the Class B-2 Stock.

Combined Class B Stock and Series B Preferred Stock (Prior to Restated Charter)

Declaration Date	Record Date	Payment Date	Average Dividend Per Share
2019
May 25	June 25	June 25	0.397
March 25	March 27	March 27	1.015

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

Class B-1 Stock Issuance & Repurchase

In the first quarter of 2019, BPR repurchased 10,496,703 shares of Class B-1 Stock held by BPR FIN 1 Subco LLC, a related party, for fair market value consideration of $224.5 million, equal to $21.39 per share.

In the fourth quarter of 2019, BPR issued 13,712,834 shares of Class B-1 Stock to BPR FIN 1 Subco LLC, a related party, due to a contribution of $293.3 million, equal to $21.39 per share.

Class B-2 Stock Exchange

On June 26, 2019, following the effectiveness of the Restated Charter, certain subsidiaries of BPR FIN 1 Subco LLC, a related party, exchanged an aggregate of 121,203,654 shares of Class B-1 Stock held by such subsidiaries for 121,203,654 shares of Class B-2 Stock.

Common Stock Dividends

Our Board of Directors declared dividends on our common stock during 2018 as follows:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2018
May 3	July 13, 2018	July 31, 2018	$0.22
February 7	April 13, 2018	April 30, 2018	0.22

(1)     Excludes the Pre-Closing Dividend (Note 1).

A Dividend Reinvestment Plan ("DRIP") provided eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares. Pursuant to the DRIP, eligible stockholders who enrolled in the DRIP on or before the fourth business day preceding the record date for a dividend payment were able to have that dividend reinvested. The Company terminated the registration statement relating to our DRIP (File No. 333-172795) with the filing of a post-effective amendment on August 28, 2018. As a result of the DRIP elections, no shares were issued pursuant to the DRIP during the year ended December 31, 2019 and year ended December 31, 2018.

Preferred Stock

On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Redeemable Preferred Stock (the "Pre-Merger Preferred Stock") at a price of $25.00 per share, resulting in net proceeds of $242.0 million after issuance costs. In connection with the BPY Transaction, each share of Pre-Merger Preferred Stock was converted into one share of 6.375% Series A cumulative redeemable preferred stock of BPR (the "Series A Preferred Stock"). The Series A Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%. The dividend is paid in arrears in preference to dividends on our Class A Stock, and reduces net income available to common stockholders, and therefore, earnings per share. Preferred stock dividends were $15.9 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

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

Our Board of Directors declared preferred stock dividends during 2019 and 2018 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2019
November 4	December 13, 2019	January 1, 2020	$0.3984
August 1	September 13, 2019	October 1, 2019	0.3984
May 6	June 14, 2019	July 1, 2019	0.3984
February 6	March 15, 2019	April 1, 2019	0.3984
2018
November 1	December 14, 2018	January 1, 2019	$0.3984
July 31	September 17, 2018	October 1, 2018	0.3984
May 3	June 15, 2018	July 2, 2018	0.3984
February 7	March 15, 2018	April 2, 2018	0.3984

NOTE 11     EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the year ended December 31, 2019. Shares of Class A Stock outstanding were 64,024,422 and 109,804,513 as of December 31, 2019 and 2018, respectively. EPS is not presented for Class B Stock and Class C Stock as neither class of stock is publicly traded.

Common Stock

In 2018, basic EPS for common stock was computed by dividing net income available to common stockholders by the weighted-average number of GGP common shares outstanding. Diluted EPS for common stock was computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of the Warrants and the dilutive effect of options and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), were computed using the "treasury" method. The dilutive effect of the Preferred Units is computed using the "if-converted" method.

Information related to our EPS calculations is summarized as follows:

January 1, 2018 through August 27, 2018
Numerators - Basic:
Net income	$3,860,424
Preferred Stock dividends	(11,952)
Allocation to noncontrolling interests	(43,049)
Net income attributable to common stockholders	$3,805,423
Numerators - Diluted:
Distributions to Preferred Units	1,711
Net income attributable to common stockholders	$3,807,134
Denominators:
Weighted-average number of common shares outstanding - basic	914,066
Effect of dilutive securities	3,831
Weighted-average number of common shares outstanding - diluted	917,897
Anti-dilutive Securities:
Effect of Common Units	7,662
Effect of LTIP Units	1,748
Weighted-average number of anti-dilutive securities	9,410

Year Ended December 31, 2017

Numerators—Basic:
Net income	$666,873
Preferred Stock dividend	(15,936)
Allocation to noncontrolling interests	(9,539)
Net income attributable to common stockholders	$641,398
Numerators—Diluted:
Net income attributable to common stockholders	$641,398
Diluted net income attributable to common stockholders	$641,398
Denominators:
Weighted-average number of common shares outstanding—basic	897,156
Effect of dilutive securities	50,403
Weighted-average number of common shares outstanding—diluted	947,559
Anti-dilutive Securities:
Effect of Preferred Units	1,514
Effect of Common Units	6,592
Effect of LTIP Units	1,836
9,942

For the period January 1, 2018 through August 27, 2018, dilutive options and dilutive shares related to the Preferred Units were included in the denominator of dilutive EPS. Distributions to Preferred Units were included in the numerator of dilutive EPS. For the year ended December 31, 2018, dilutive options and dilutive shares related to the warrants were included in the denominator of diluted EPS. For the year ended December 31, 2017, dilutive options and dilutive shares related to the warrants are included in the denominator of diluted EPS.

Outstanding Common Units and LTIP Units have been excluded from the diluted earnings per share calculation because including such units would also require that the share of BPROP income attributable to such units be added back to net income therefore resulting in no effect on EPS. For the year ended December 31, 2017, outstanding Preferred Units have been excluded from the diluted EPS calculation for all periods presented because including the Preferred Units would also require that the Preferred Units dividend be added back to the net income, resulting in anti-dilution.

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

The following tables summarize stock option activity for the Equity Plan for BPR for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	1,011,523	19.71	14,427,103	17.84	15,277,189	17.90
Granted (1)	—	—	1,068,818	19.70	—	—
Exercised	(773,642)	17.91	(338,715)	16.55	(690,969)	18.00
Forfeited	—	—	(8,377)	26.41	(153,822)	22.47
Expired	(62,082)	25.36	(55,917)	23.27	(5,295)	28.86
Conversion Effect (1)	—	—	(14,081,389)	17.85	—	—
Stock options Outstanding at December 31,	175,799	$25.66	1,011,523	19.71	14,427,103	17.84

(1)
In connection with the BPY Transaction, outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPR and BPY options, respectively. The BPY options remain outstanding as of December 31, 2019 and 2018 as they are held by employees of BPR subsidiaries.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$24.00 - $30.00	175,799	4.06	25.66	175,799	4.06	25.66
Total	175,799	4.06	$25.66	175,799	4.06	$25.66
Intrinsic value ($18.28 stock price as of December 31, 2019)	$(1,297)			$(1,297)

There were no new stock options granted in 2019, 2018 and 2017. The intrinsic value of stock options exercised during the year was $1.4 million $1.6 million, and $3.9 million for the year ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

Restricted Stock

Pursuant to the Equity Plan, BPR made restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms varied in that a portion of the shares vested either immediately or on the first anniversary and the remainder vested in the equal annual amounts over the next two to five years. Participating employees were required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that did not vest were forfeited. For awards granted prior to 2019, dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest whereas awards granted in 2019 are subject to a clawback. The following table summarizes restricted stock activity for the respective grant year ended December 31, 2019, December 31, 2018 and December 31, 2017:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	733,576	$22.67	982,529	$25.42	453,596	$27.16
Granted	673,567	19.90	667,831	21.52	771,960	24.77
Vested	(296,780)	22.95	(319,763)	24.35	(174,806)	26.76
Forfeited	(69,365)	20.82	(136,959)	24.27	(68,221)	26.24
Conversion Effect (1)	—	—	(460,062)	25.22	—	—
Nonvested restricted stock grants outstanding as of end of period	1,040,998	$20.92	733,576	$22.67	982,529	$25.42

(1)    In connection with the BPY Transaction, outstanding restricted GGP shares were replaced with restricted shares of               Class A Stock.

The weighted average remaining contractual term of nonvested awards as of December 31, 2019 was 3.28 years. The fair value of shares vested during the year was $6.8 million, $7.8 million, and $4.7 million for the year ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

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

The following table summarizes LTIP Unit activity for the Equity Plan for the Company for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	3,032,863	$26.01	3,779,904	$27.29	3,775,802	$27.40
Granted	—	—	1,387,289	22.51	122,547	25.40
Exercised	(1,217,545)	29.41	(73,660)	28.95	(92,880)	29.15
Forfeited	(19,793)	22.42	(856,467)	25.85	(25,565)	27.69
Canceled (1)	—	—	(1,204,203)	25.93	—	—
LTIP Units Outstanding at December 31,	1,795,525	$23.74	3,032,863	$26.01	3,779,904	$27.29

(1)
In connection with the BPY Transaction, certain existing LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. The substitute LTIP awards remain outstanding as of December 31, 2019 and 2018 as they are held by employees of BPR subsidiaries.

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

The following table summarizes performance restricted stock and LTIP Unit activity for the respective grant years ended December 31, 2019 and December 31, 2018:

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested performance grants outstanding as of beginning of period	1,141,673	24.92	1,074,595	25.59
Granted	—	—	406,306	21.52
Vested	(651,364)	24.95	(77,969)	21.06
Canceled	—	—	(164,074)	25.56
Conversion Effect (1)	—	—	(97,185)	20.11
Nonvested performance grants outstanding as of end of period	490,309	24.86	1,141,673	24.92

(1)	In connection with the BPY Transaction, all performance metrics were deemed met with outstanding awards still requiring time vesting according to the original grant terms.

Other Required Disclosures

Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, restricted stock, and LTIP Units and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated values of options granted were based on the following assumptions for 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate (*)	—	2.37%	2.45%
Dividend yield (*)	—	4.09%	3.47%
Expected volatility	—	25.50%	40.00%
Expected life (in years)	—	6.25	6.25

(*)    Weighted average

Compensation expense related to stock-based compensation plans is summarized in the following table:

	Year Ended December 31,
	2019	2018 (1)	2017
Stock options—Property management and other costs	$50	$236	$3,366
Stock options—General and administrative	4	122	7,732
Restricted stock—Property management and other costs	5,910	10,537	5,787
Restricted stock—General and administrative	1,863	12,514	3,357
LTIP Units - Property management and other costs	257	1,538	1,366
LTIP Units - General and administrative	1,782	22,709	18,621
Total	$9,866	$47,656	$40,229

(1)	In connection with the BPY Transaction, outstanding equity awards were modified resulting in an acceleration of expense of $21.5 million.

Unrecognized compensation expense as of December 31, 2019 is as follows:

Year	Amount
2020	$6,344
2021	4,540
2022	2,812
2023	2,520
2024	469
$16,685

These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates which differ from estimated forfeitures.

NOTE 13     ACCOUNTS RECEIVABLE

The following table summarizes the significant components of accounts receivable, net.

	December 31, 2019	December 31, 2018
Trade receivables	$111,582	$97,329
Short-term tenant receivables	4,198	4,378
Straight-line rent receivable	144,249	137,387
Other accounts receivable	2,725	3,126
Total accounts receivable	262,754	242,220
Provision for doubtful accounts	(27,826)	(19,658)
Total accounts receivable, net	$234,928	$222,562

NOTE 14     NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	December 31, 2019	December 31, 2018
Notes receivable	$69,963	$239,597
Accrued interest	6,347	17,340
Total notes receivable	$76,310	$256,937

Notes receivable at December 31, 2018 includes $204.3 million of notes receivable from our joint venture partners related to the acquisition of 730 Fifth Avenue in New York, New York. The first note was issued for $104.3 million to our joint venture partner in the retail portion and bore interest at 8.0% compounded annually and was scheduled to mature on February 12, 2025. The second note was issued for $100.0 million to the joint venture partner acquiring the office portion of the property and bore interest at 8.0% subject to terms and conditions in the loan agreement and was scheduled to mature on April 17, 2025. During the year ended December 31, 2019, the notes receivable from our joint venture partner noted above was satisfied as part of the transaction for the property noted above which included repayment of principal of $249.5 million and interest of $54.7 million (Note 3).

On January 30, 2019, we entered into a revolving credit facility with BPY Bermuda Holdings IV Limited, a related party in which we lent $330.0 million. The note had an interest rate of LIBOR plus 2.50% and was scheduled to mature on January 30, 2020. On March 25, 2019, the note was repaid in full.

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

NOTE 15    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	12/31/2019			12/31/2018
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$177,480	$(79,467)	$98,013	$160,363	$(125,152)	$35,211
Below-market ground leases, net (1)	—	—	—	61,983	(8,293)	53,690
Real estate tax stabilization agreement, net	111,506	(57,704)	53,802	111,506	(51,393)	60,113
Total intangible assets	$288,986	$(137,171)	$151,815	$333,852	$(184,838)	$149,014
Remaining prepaid expenses and other assets:
Restricted cash			77,683			51,674
Security and escrow deposits			1,259			1,394
Prepaid expenses			27,632			39,816
Other non-tenant receivables			56,948			53,016
Operating lease right-of-use assets, net			402,573			—
Finance lease right-of-use assets, net			7,995			—
Other			19,155			18,734
Total remaining prepaid expenses and other assets			593,245			164,634
Total prepaid expenses and other assets			$745,060			$313,648

(1)	With the adoption of ASC 842, ground lease intangible assets were reclassed to right-of-use assets as of January 1, 2019 (see Note 7).

NOTE 16     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	12/31/2019			12/31/2018
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	$218,608	$(56,893)	$161,715	$194,858	$(76,825)	$118,033
Above-market ground leases, net (1)	—	—	—	754	(73)	681
Total intangible liabilities	$218,608	$(56,893)	$161,715	$195,612	$(76,898)	$118,714
Remaining accounts payable and accrued expenses:
Accrued interest			42,371			29,576
Accounts payable and accrued expenses			71,720			68,425
Accrued real estate taxes			53,210			59,877
Deferred gains/income			85,598			75,841
Accrued payroll and other employee liabilities			61,002			64,515
Construction payable			301,096			267,102
Tenant and other deposits			15,078			12,248
Insurance reserve liability			12,787			12,281
Finance lease obligations			9,094			5,385
Conditional asset retirement obligation liability			3,275			2,484
Lease liability right-of-use			78,500			—
Other			131,684			236,921
Total remaining accounts payable and accrued expenses			865,415			834,655
Total accounts payable and accrued expenses			$1,027,130			$953,369

(1)	With the adoption of ASC 842, ground lease intangibles liabilities were reclassed to right-of-use assets as of January 1, 2019 (see Note 7).

NOTE 17     ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Net unrealized (losses) gains on financial instruments	$(9)	$133
Foreign currency translation	(85,393)	(82,786)
Accumulated other comprehensive loss	$(85,402)	$(82,653)

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

	Year Ended December 31,
	2019	2018	2017
Contractual rent expense, including participation rent	$12,979	$7,105	$8,561
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	12,979	5,083	6,304

See Note 8 and Note 18 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

The following table summarizes the contractual maturities of our long-term commitments other than operating leases which are included in Note 7. Long-term debt includes the related acquisition accounting fair value adjustments:

	2020	2021	2022	2023	2024	Subsequent/ Other	Total
Mortgages, notes and loans payable	$909,872	$2,611,155	$1,889,995	$2,800,439	$2,134,240	$5,557,193	$15,902,894
Retained debt-principal	1,837	79,695	—	—	—	—	81,532
Purchase obligations	314,743	—	—	—	—	—	314,743
Junior Subordinated Notes (1)	—	—	—	—	—	206,200	206,200
Total	$1,226,452	$2,690,850	$1,889,995	$2,800,439	$2,134,240	$5,763,393	$16,505,369

(1)
The $206.2 million of junior subordinated notes are due in 2036, but may be redeemed any time after April 30, 2011. As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2024.

NOTE 20     SUBSEQUENT EVENTS

On January 9, 2020, the Company completed the sale of BPR's interest in Aero OpCo and ABG to Simon and ABG for a total of $69.5 million.

On January 14, 2020, the Company completed a purchase of 758,725 common shares of Allied Esports Entertainment for $5 million, equal to $6.59 per share.

On January 28, 2020, the Company purchased 4,125,000 shares of Series F Convertible Preferred Stock in Pinstripes, Inc. (par value $0.01 per share) for an for additional $1.5 million investment, resulting in a 8.35% ownership interest in Pinstripes, Inc.

On February 7, 2020, our joint venture partner at the SoNo Collection contributed $70.8 million in additional capital to the joint venture.

NOTE 21     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly data for the year ended December 31, 2019 and 2018 is summarized in the table below. In Q1 2018 and Q3 2018, they include the impact of provisions for impairment (Note 2). In Q2 2019, Q3 2019, Q4 2019, Q1 2018, Q3 2018 and Q4 2018, the adjustments include gains from changes in control of investment properties in continuing operations. In Q4 2019, Q1 2018 and Q3 2018, the adjustments include gains on investment in Unconsolidated Real Estate Affiliates (Note 3).

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$376,383	$361,032	$375,125	$451,428
Income (loss) from continuing operations	38,283	(265,105)	(36,789)	744,522
Net income (loss) attributable to Brookfield Property REIT Inc.	31,650	(227,220)	(33,423)	661,873

Class A Stock Earnings Per Share:
Basic & Diluted Earnings Per Share	0.33	0.33	0.33	0.33

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$574,166	$583,144	$493,149	$413,575
Income from continuing operations	65,896	95,564	3,712,255	290,054
Net income attributable to Brookfield Property REIT Inc.	64,036	93,615	3,683,274	249,616

Class A Stock Earnings Per Share:
Basic & Diluted Earnings Per Share	—	—	0.315	0.315
Dividends declared per share	—	—	0.315	0.315

Common Stock Earnings Per Share:
Basic Earnings Per Share	0.06	0.09	4.70	—
Diluted Earnings Per Share	0.06	0.09	4.68	—
Dividends declared per share	0.22	0.22	—	—

Weighted-average shares outstanding:
Basic	957,450	958,387	777,208	—
Diluted	960,293	960,195	781,030	—

Brookfield Property REIT Inc.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(Dollars in thousands)

			Acquisition Cost (b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (c)
Name of Center	Location	Encumbrances (a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
200 LaFayette	New York, NY	26,762	29,750	90,674	(9,678)	(60,464)	20,072	30,210	50,282	5,689	April, 2015	(d)
218 W 57th Street	New York, NY	53,000	66,978	37,022	—	1,277	66,978	38,299	105,277	2,390	September, 2017	(d)
530 5th Avenue	New York, NY	151,444	289,494	99,481	(146,316)	(34,014)	143,178	65,467	208,645	1,446	September, 2017	(d)
605 North Michigan Avenue	Chicago, IL	79,890	50,980	90,634	—	6,914	50,980	97,548	148,528	9,980	December, 2016	(d)
685 Fifth Avenue	New York, NY	273,132	549,756	117,780	(98,073)	(18,999)	451,683	98,781	550,464	18,990	September, 2017	(d)
730 Fifth Ave	New York, NY	802,012	—	—	713,419	817,142	713,419	817,142	1,530,561	7,007	August, 2019	(d)
830 North Michigan Avenue	Chicago, IL	77,891	33,200	123,553	15,298	4,682	48,498	128,235	176,733	21,461	October, 2013	(d)
Beachwood Place	Beachwood, OH	208,537	59,156	196,205	7,354	55,055	66,510	251,260	317,770	55,029	November, 2010	(d)
Bellis Fair	Bellingham, WA	81,298	14,122	102,033	—	33,506	14,122	135,539	149,661	36,144	November, 2010	(d)
Brass Mill Center	Waterbury, CT	63,919	31,496	99,107	—	20,235	31,496	119,342	150,838	34,585	November, 2010	(d)
Coastland Center	Naples, FL	111,213	24,470	166,038	—	4,503	24,470	170,541	195,011	40,340	November, 2010	(d)
Columbia Mall	Columbia, MO	46,319	7,943	107,969	(841)	(1,601)	7,102	106,368	113,470	23,627	November, 2010	(d)
Coral Ridge Mall	Coralville, IA	98,363	20,178	134,515	(554)	27,859	19,624	162,374	181,998	37,610	November, 2010	(d)
Crossroads Center	St. Cloud, MN	91,802	15,499	103,077	—	16,654	15,499	119,731	135,230	27,717	November, 2010	(d)
Deerbrook Mall	Humble, TX	131,950	36,761	133,448	—	25,731	36,761	159,179	195,940	35,532	November, 2010	(d)
Eastridge Mall	Casper, WY	41,571	5,484	36,756	—	9,047	5,484	45,803	51,287	20,865	November, 2010	(d)
Four Seasons Town Centre	Greensboro, NC	29,973	17,259	126,570	—	23,059	17,259	149,629	166,888	56,686	November, 2010	(d)
Fox River Mall	Appleton, WI	161,785	42,259	217,932	(103)	10,821	42,156	228,753	270,909	50,616	November, 2010	(d)
Grand Teton Mall	Idaho Falls, ID	43,655	13,066	59,658	(1,073)	(4,804)	11,993	54,854	66,847	14,634	November, 2010	(d)
Greenwood Mall	Bowling Green, KY	60,365	12,459	85,370	1,417	6,345	13,876	91,715	105,591	28,664	November, 2010	(d)
Hulen Mall	Fort Worth, TX	88,147	8,665	112,252	—	30,514	8,665	142,766	151,431	33,451	November, 2010	(d)
Jordan Creek Town Center	West Des Moines, IA	196,714	54,663	262,608	6,042	16,063	60,705	278,671	339,376	61,682	November, 2010	(d)
Mall of Louisiana	Baton Rouge, LA	324,090	88,742	319,097	(141)	21,424	88,601	340,521	429,122	75,510	November, 2010	(d)
Mall St. Matthews	Louisville, KY	172,008	42,014	155,809	(6,522)	27,779	35,492	183,588	219,080	43,300	November, 2010	(d)
Mayfair Mall	Wauwatosa, WI	334,174	84,473	352,140	(1,950)	45,001	82,523	397,141	479,664	90,329	November, 2010	(d)
Meadows Mall	Las Vegas, NV	136,895	30,275	136,846	(1,574)	1,937	28,701	138,783	167,484	31,552	November, 2010	(d)
Merrick Park	Coral Gables, FL	388,016	—	—	11,888	343,058	11,888	343,058	354,946	3,146	November, 2019	(d)
Mondawmin Mall	Baltimore, MD	81,859	19,707	63,348	—	23,732	19,707	87,080	106,787	24,407	November, 2010	(d)
Neshaminy Mall	Bensalem, PA	462	11,615	48,224	4,401	13,108	16,016	61,332	77,348	10,215	June, 2017	(d)
North Point Mall	Atlanta, GA	248,760	57,900	228,517	—	14,639	57,900	243,156	301,056	61,626	November, 2010	(d)
North Star Mall	San Antonio, TX	290,823	91,135	392,422	—	22,276	91,135	414,698	505,833	94,627	November, 2010	(d)
NorthTown Mall	Spokane, WA	83,150	12,310	108,857	—	32,924	12,310	141,781	154,091	37,157	November, 2010	(d)
Oakwood Center	Gretna, LA	83,410	21,105	74,228	4,309	28,721	25,414	102,949	128,363	29,303	November, 2010	(d)

			Acquisition Cost (b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (c)
Name of Center	Location	Encumbrances (a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Oakwood Mall	Eau Claire, WI	68,182	13,786	92,114	204	4,672	13,990	96,786	110,776	24,513	November, 2010	(d)
Oxmoor Center	Louisville, KY	81,987	—	117,814	—	20,582	—	138,396	138,396	32,348	November, 2010	(d)
Paramus Park	Paramus, NJ	119,681	31,320	102,054	5,563	78,191	36,883	180,245	217,128	33,053	November, 2010	(d)
Park City Center	Lancaster, PA	132,800	42,451	195,409	—	9,001	42,451	204,410	246,861	43,857	November, 2010	(d)
Park Meadows	Denver, Colorado	699,023	—	—	187,010	983,511	187,010	983,511	1,170,521	6,389	November, 2019	(d)
Peachtree Mall	Columbus, GA	73,119	13,855	92,143	734	9,220	14,589	101,363	115,952	24,907	November, 2010	(d)
Pecanland Mall	Monroe, LA	81,863	12,943	73,231	—	14,866	12,943	88,097	101,040	23,186	November, 2010	(d)
Perimeter Mall	Atlanta, GA	274,983	—	—	125,584	454,719	125,584	454,719	580,303	3,548	November, 2019	(d)
Pioneer Place	Portland, OR	122,130	21,462	97,096	(3,890)	117,129	17,572	214,225	231,797	50,969	November, 2010	(d)
Prince Kuhio Plaza	Hilo, HI	39,482	—	52,373	—	27,518	—	79,891	79,891	29,941	November, 2010	(d)
Providence Place	Providence, RI	359,417	—	400,893	—	81,161	—	482,054	482,054	102,601	November, 2010	(d)
Quail Springs Mall	Oklahoma City, OK	67,557	40,523	149,571	(24)	21,875	40,499	171,446	211,945	35,492	June, 2013	(d)
River Hills Mall	Mankato, MN	68,222	16,207	85,608	—	13,532	16,207	99,140	115,347	24,367	November, 2010	(d)
Rivertown Crossings	Grandville, MI	134,963	47,790	181,770	711	14,050	48,501	195,820	244,321	46,157	November, 2010	(d)
Sooner Mall	Norman, OK	69,062	9,902	69,570	—	3,898	9,902	73,468	83,370	17,683	November, 2010	(d)
Spokane Valley Mall	Spokane, WA	54,311	16,817	100,209	—	(7,060)	16,817	93,149	109,966	27,490	November, 2010	(d)
Staten Island Mall	Staten Island, NY	233,208	102,227	375,612	11,118	349,879	113,345	725,491	838,836	115,000	November, 2010	(d)
Stonestown Galleria	San Francisco, CA	176,551	65,962	203,043	(1,686)	62,258	64,276	265,301	329,577	51,229	November, 2010	(d)
Southwest Plaza	Littleton, CO	111,007	19,024	203,044	(16)	(12,374)	19,008	190,670	209,678	70,967	November, 2010	(d)
The Shoppes at Buckland	Manchester, CT	113,331	35,180	146,474	(280)	6,517	34,900	152,991	187,891	34,802	November, 2010	(d)
The Streets at SouthPoint	Durham, NC	233,261	66,045	242,189	(74)	20,604	65,971	262,793	328,764	60,765	November, 2010	(d)
The Woodlands Mall	The Woodlands, TX	461,759	84,889	349,315	2,315	56,056	87,204	405,371	492,575	95,586	November, 2010	(d)
Town East Mall	Mesquite, TX	160,222	9,928	168,555	—	42,520	9,928	211,075	221,003	43,321	November, 2010	(d)
Towson Town Center	Coral Gables, FL	314,709	—	—	74,232	457,803	74,232	457,803	532,035	2,649	November, 2019	(d)
Tysons Galleria	McLean, VA	286,674	90,317	351,005	(105)	98,733	90,212	449,738	539,950	89,037	November, 2010	(d)
Valley Plaza Mall	Bakersfield, CA	232,292	38,964	211,930	6,763	53,658	45,727	265,588	311,315	53,437	November, 2010	(d)
Visalia Mall	Visalia, CA	73,992	11,912	80,185	—	5,715	11,912	85,900	97,812	19,203	November, 2010	(d)
Westlake Center	Seattle, WA	51,688	19,055	129,295	(14,819)	(53,428)	4,236	75,867	80,103	21,945	November, 2010	(d)
Willowbrook	Wayne, NJ	359,627	110,660	419,822	—	38,256	110,660	458,078	568,738	106,181	November, 2010	(d)
Office, other and construction in progress (e)		5,790,602	21,447	61,894	(16,628)	509,458	4,819	571,352	576,171	153,971	Various	(d)

	Total	$16,109,094	$2,785,580	$9,134,388	$874,015	$5,046,644	$3,659,595	$14,181,032	$17,840,627	$2,569,911

(a)    See description of mortgages, notes and other loans payable in Note 6 of Notes to Consolidated Financial Statements. Includes $1.3 billion cross-collateralized loan.
(b)    Acquisition for individual properties represents historical cost at the end of the month acquired.
(c)    The aggregate cost of land, buildings and improvements of consolidated properties for federal income tax purposes is approximately $17.7 billion.
(d)    Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term

(e)    Other retail properties.

Brookfield Property REIT Inc.
NOTES TO SCHEDULE III
(Dollars in thousands)

Reconciliation of Real Estate

	2019	2018	2017
(In thousands)
Balance at beginning of period	$14,057,475	$21,444,712	$19,409,217
Additions	4,740,235	818,570	2,428,887
Impairments	(253,121)	(64,699)	—
Dispositions, transfers and write-offs	(703,962)	(8,141,108)	(393,392)
Balance at end of period	$17,840,627	$14,057,475	$21,444,712

Reconciliation of Accumulated Depreciation

	2019	2018	2017
(In thousands)
Balance at beginning of period	$2,214,603	$3,188,481	$2,737,286
Depreciation expense	473,424	583,024	644,148
Dispositions, transfers and write-offs	(118,116)	(1,556,902)	(192,953)
Balance at end of period	$2,569,911	$2,214,603	$3,188,481