Form 10-Q
period 2020-03-31
Brookfield Property REIT Inc.
filed 2020-05-11
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2020

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Transition Period from                    to

COMMISSION FILE NUMBER 1-34948

Brookfield Property REIT Inc.
(Exact name of registrant as specified in its charter)

Delaware			27-2963337
(State or other jurisdiction of incorporating or organization)			(I.R.S. Employer Identification Number)

250 Vesey Street, 15th Floor	New York	NY	10281-1023
(Address of principal executive offices)			(Zip Code)

(212) 417-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Stock, par value $.01 per share	BPYU	Nasdaq Global Select Market
6.375% Series A Cumulative Perpetual Redeemable Preferred Stock, par value $0.01 per share	BPYUP	Nasdaq Global Select Market

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
☐ Yes          ☒ No

The number of shares of Class A Stock, $.01 par value, outstanding on May 7, 2020 was 55,900,139.

Brookfield Property REIT Inc.

PART I        FINANCIAL INFORMATION

ITEM I        FINANCIAL STATEMENTS

Brookfield Property REIT Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,656,141	$3,659,595
Buildings and equipment	14,061,739	14,020,589
Less accumulated depreciation	(2,705,699)	(2,569,911)
Construction in progress	170,049	160,443
Net property and equipment	15,182,230	15,270,716
Investment in Unconsolidated Real Estate Affiliates	4,537,076	4,634,292
Net investment in real estate	19,719,306	19,905,008
Cash and cash equivalents	224,096	197,829
Accounts receivable, net	241,742	234,928
Notes receivable	46,046	76,310
Deferred expenses, net	181,304	188,591
Prepaid expenses and other assets (see Notes 7 and 14)	712,294	745,060
Deferred tax assets, net	619,241	625,660
Total assets	$21,744,029	$21,973,386
Liabilities:
Mortgages, notes and loans payable (including related party debt - see Note 6)	$15,933,776	$15,902,894
Investment in Unconsolidated Real Estate Affiliates	132,469	125,565
Accounts payable and accrued expenses (see Notes 7 and 15)	938,549	1,027,130
Dividend payable	4,438	21
Junior subordinated notes	206,200	206,200
Total liabilities	17,215,432	17,261,810
Redeemable Class A equity interests	1,183,669	1,354,234
Redeemable noncontrolling interests	61,406	62,235
Total redeemable interests	1,245,075	1,416,469
Equity:
Class B Stock & Series B Preferred Stock (collectively, "Combined Class B Stock"): 5,907,500,000 shares authorized, $0.01 par value, 498,819,044 and 493,665,297 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively (see Note 9)	4,988	4,937
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of March 31, 2020 and December 31, 2019	6,401	6,401
Preferred Stock: 500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	242,042	242,042
Additional paid-in capital	6,781,031	6,670,844
Accumulated deficit	(5,135,194)	(5,076,455)
Accumulated other comprehensive loss	(99,784)	(85,402)
Total stockholders' equity	1,799,484	1,762,367
Noncontrolling interests in Consolidated Real Estate Affiliates	16,986	26,210
Noncontrolling interests of the Operating Partnership	1,467,052	1,506,530
Total equity	3,283,522	3,295,107
Total liabilities, redeemable interests and equity	$21,744,029	$21,973,386

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share amounts)
Revenues:
Rental revenues, net	$351,829	$323,020
Management fees and other corporate revenues	35,338	41,188
Other	16,463	12,175
Total revenues	403,630	376,383
Operating Expenses:
Real estate taxes	47,807	40,855
Property maintenance costs	9,146	10,061
Marketing	764	904
Other property operating costs	49,821	43,422
Property management and other costs	60,975	56,054
General and administrative	4,890	5,413
Costs related to the BPY Transaction	—	8,339
Depreciation and amortization	157,346	118,799
Total operating expenses	330,749	283,847
Interest and dividend income	3,096	8,422
Interest expense	(178,802)	(154,706)
Loss before income taxes, equity in loss of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	(102,825)	(53,748)
Provision for income taxes	(5,428)	(4,450)
Equity in loss of Unconsolidated Real Estate Affiliates	(4,843)	(7,873)
Unconsolidated Real Estate Affiliates - gain on investment, net	12,647	104,354
Net (loss) income	(100,449)	38,283
Allocation to noncontrolling interests	18,622	(6,633)
Net (loss) income attributable to Brookfield Property REIT Inc.	$(81,827)	$31,650
Class A Stock Earnings Per Share (See Note 10):
Basic & Diluted Earnings Per Share	$0.3325	$0.3300

Comprehensive Income (Loss), Net:
Net (loss) income	$(100,449)	$38,283
Other comprehensive loss
Foreign currency translation	(14,381)	(404)
Net unrealized losses on other financial instruments	(1)	(56)
Other comprehensive loss	(14,382)	(460)
Comprehensive (loss) income	(114,831)	37,823
Comprehensive loss (income) allocated to noncontrolling interests	18,622	(6,633)
Comprehensive (loss) income attributable to Brookfield Property REIT Inc.	$(96,209)	$31,190

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2019	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$1,553,596	$2,775,422	$2,305,895

Net income (loss)					(2,386)		5,019	2,633	34,036
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(46,995)	(46,995)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(1,066)	(1,066)
Buyback of Class A Stock					3,275			3,275	(98,276)
Buyback of Class B-1 Stock	(105)			(158,517)	(65,902)			(224,524)
Series K Preferred Unit redemption					923		(544)	379
Restricted stock grants, net of forfeitures (3,266 Class A Stock)				—				—	3,122
Preferred stock dividend ($0.3984 per share)					(3,984)			(3,984)
Other comprehensive loss						(460)		(460)
Class A Conversion to Class B-1 (6,701,962 Class A Shares converted to 5,479,975 Class B-1 Shares)	55			117,162	23,525			140,742	(140,742)
Dividends on Class A Stock ($0.33 per share)									(34,036)
Dividends on Combined Class B Stock (Refer to Note 9)					(467,270)			(467,270)
Balance at March 31, 2019	$4,497	$6,401	$242,042	$5,731,469	$(5,233,154)	$(83,113)	$1,510,010	$2,178,152	$2,069,999

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)

	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2020	$4,937	$6,401	$242,042	$6,670,844	$(5,076,455)	$(85,402)	$1,532,740	$3,295,107	$1,354,234

Net income (loss)					(102,334)		(19,532)	(121,866)	20,507
Distributions to noncontrolling interests in consolidated Real Estate Affiliates and Operating Partnership							—	—
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(195)	(195)
Buyback of Class A Stock					2,082			2,082	(17,955)
Buyback of Class B-1 Stock								—
Series K Preferred Unit redemption					1,868		(28,975)	(27,107)
Preferred stock dividend ($0.3984 per share)					(3,984)			(3,984)
Other comprehensive loss						(14,382)		(14,382)
Restricted stock grants, net of forfeitures (814,702 Class A Stock)				—				—	1,257
Class A Conversion to Class B-1 (7,326,917 Class A Shares converted to 5,153,748 Class B-1 Shares)	51			110,187	43,629			153,867	(153,867)
Dividends on Class A Stock ($0.3325 per share)								—	(20,507)
Balance at March 31, 2020	$4,988	$6,401	$242,042	$6,781,031	$(5,135,194)	$(99,784)	$1,484,038	$3,283,522	$1,183,669

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Cash Flows provided by Operating Activities:
Net (loss) income	$(100,449)	$38,283
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in loss of Unconsolidated Real Estate Affiliates	4,843	7,873
Distributions received from Unconsolidated Real Estate Affiliates	17,305	17,699
Provision for doubtful accounts	4,973	2,707
Depreciation and amortization	157,346	118,799
Amortization/write-off of deferred finance costs	7,906	7,899
Accretion/write-off of debt market rate adjustments	(336)	(413)
Amortization of intangibles other than in-place leases	8,054	(1,205)
Amortization of right-of-use assets	2,930	1,292
Straight-line rent amortization	(4,476)	4,496
Deferred income taxes	6,419	3,826
Unconsolidated Real Estate Affiliates - gain on investment, net	(12,647)	(104,354)
Net changes:
Accounts and notes receivable, net	(8,732)	(13,683)
Prepaid expenses and other assets (see Notes 7 and 14)	3,420	10,005
Deferred expenses, net	(1,433)	(6,293)
Accounts payable and accrued expenses (see Notes 7 and 15)	(68,036)	(80,021)
Other, net	(6,104)	3,122
Net cash provided by operating activities	10,983	10,032
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	—	(16,596)
Development of real estate and property improvements	(83,623)	(144,903)
Loans to affiliates	—	(331,975)
Proceeds from repayment of loans to affiliates	—	330,000
Proceeds from repayment of loans to joint venture and joint venture partners	—	18,020
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	81,024	12,000
Contributions to Unconsolidated Real Estate Affiliates	(20,831)	(19,440)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	34,685	27,760
Net cash (used in) provided by investing activities	11,255	(125,134)
Cash Flows provided by (used in) Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable (including related party debt - see Note 6)	246,000	956,795
Principal payments on mortgages, notes and loans payable - (including related party debt - see Note 6)	(222,687)	(55,531)
Payment of deferred finance costs	—	28
Buyback of Class A Stock	(15,873)	(95,000)
Buyback of Combined Class B Stock	—	(224,525)
Series K preferred unit redemptions	(28,387)	(14,556)
Cash contributions from noncontrolling interests in consolidated real estate affiliates	31,688	—
Cash distributions to noncontrolling interests in consolidated real estate affiliates	—	(2,119)
Cash distributions paid to stockholders	(20,507)	(501,306)
Cash distributions paid to preferred stockholders	—	(3,984)
Cash distributions and redemptions paid to unit holders	(1,104)	(2,227)
Net cash provided by (used in) financing activities	(10,870)	57,575
Net change in cash, cash equivalents and restricted cash	11,368	(57,527)
Cash, cash equivalents and restricted cash at beginning of period	275,512	298,693
Cash, cash equivalents and restricted cash at end of period	$286,880	$241,166

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$169,715	$149,903
Interest capitalized	1,687	5,590
Income taxes paid	571	145
Accrued capital expenditures included in accounts payable and accrued expenses	279,545	232,248
Cash paid for amounts included in the measurement of lease liabilities	2,336	2,191
Recognition of right-of-use asset	—	73,440
Lease liabilities arising from obtaining right-of-use lease asset	—	73,440
Straight-line ground rent asset reclassed to right-of-use asset	—	52,753
Straight-line ground rent liability reclassed to right-of-use asset	—	3,817
Straight-line building rent liability reclassed to right-of-use asset	—	3,556

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1        ORGANIZATION

Readers of this Quarterly Report on Form 10-Q (this "Quarterly Report") should refer to the Company's (as defined below) audited consolidated financial statements for the year ended December 31, 2019 which are included in the Company's Annual Report on Form 10-K (our "Annual Report") for the fiscal year ended December 31, 2019 (Commission File No. 001-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report. Unless context otherwise requires, capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

Brookfield Property REIT Inc. (referred to herein as "BPYU" or the "Company"), formerly known as "BPR" and GGP Inc. ("GGP"), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust ("REIT").

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

BPYU is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. In these notes, the terms "we," "us" and "our" refer to BPYU and its subsidiaries. BPYU, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of March 31, 2020, we were the owner, either entirely or with joint venture partners, of 122 retail properties in the United States.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of March 31, 2020, BPYU held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

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
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of BPYU, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the noncontrolling partner's share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner's ownership percentage) is included in noncontrolling interests in consolidated real estate affiliates as permanent equity of the Company. Intercompany balances and transactions have been eliminated. Noncontrolling interests are included on our Consolidated Balance Sheets related to the Common, Preferred, and LTIP Units of BPROP and are presented either as redeemable noncontrolling interests or as noncontrolling interests in our permanent equity. The Operating Partnership and each of our consolidated joint ventures are variable interest entities as the limited partners do not have substantive kick-out rights or substantive participating rights. However, as the Company holds a majority voting interest in the Operating Partnership and our consolidated joint ventures, it qualifies for the exemption from providing certain of the disclosure requirements associated with variable interest entities.

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

Reclassifications

Certain prior period amounts included in the net change in Prepaid expenses and other assets of $1.3 million in the Consolidated Statements of Cash Flows has been reclassified to Amortization of right-of-use assets for the period ended March 31, 2019.

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of March 31, 2020
Tenant leases:
In-place value	$302,311	$(84,260)	$218,051

As of December 31, 2019
Tenant leases:
In-place value	$311,838	$(72,658)	$239,180

The above-market tenant leases are included in prepaid expenses and other assets (Note 14); the below-market tenant leases are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended March 31,
	2020	2019
Amortization/accretion effect on continuing operations	$(29,059)	$(5,182)

Future amortization/accretion of all intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2020 Remaining	$39,799
2021	40,342
2022	31,951
2023	25,211
2024	19,637

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

Leases

We have entered into lease arrangements for the land and buildings at certain properties, as well as for the use of office space in Chicago, Illinois. We account for leases under Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842", "Topic 842", or "the new leasing standard").

The new leasing standard requires lessees to record a right-of-use ("ROU") asset and a related lease liability for the rights and obligations associated with all lessee leases. Accounting Standards Codification ("ASC") 842 also modified the lease classification

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

criteria through the elimination of "bright-line" tests, the removal of historical real estate specific lease provisions, and changes to lessor accounting to align with the new revenue recognition standard ASC 606, Revenue from Contracts with Customers.

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

Lessee arrangements

To account for leases for which we are the lessee under the new leasing standard, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date. Differences in lease classification will affect only the pattern and classification of expense recognition in our Consolidated Statements of Operations and Comprehensive Income (Loss).

The lease liability is initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the lessee’s incremental borrowing rate is used. The lease liability balance is subsequently amortized using the effective interest method. The incremental borrowing rate is determined using an approach based on the rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. We utilized a market-based approach to estimate the Incremental Borrowing Rate ("IBR") for each individual lease. The approach required significant judgment. Therefore, we utilized different data sets to estimate base IBRs via an analysis of (i) yields on outstanding public debt of BPYU, as well as comparable companies, (ii) observable mortgage rates, and (iii) unlevered property yields and discount rates. We then applied adjustments to account for considerations related to (i) term and (ii) security that may not be fully incorporated by the aforementioned data sets. Based on individual characteristics of each lease, we selected an IBR taking into consideration how each data approach and adjustments thereto incorporate term, currency and security.

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

Our current lessee lease portfolio is comprised primarily of operating leases. If we enter into a finance lease, the new leasing standard requires us to initially recognize and measure these leases using the same method as described above for operating leases. Subsequent to initial recognition, each lease payment would be allocated between interest expense and a reduction of the lease liability. This expense would be recognized over the lease term using the interest method to produce a constant periodic rate of interest on the remaining balance of the liability for each period and would be included in interest expense in our Consolidated

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Statements of Operations and Comprehensive Income. The ROU asset would be amortized on a straight-line basis over the lease term, with depreciation recorded in depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Income (Loss).

The ROU assets in our operating leases are evaluated for impairment in a manner similar to our operating properties, as described below under "Impairment".

Lessor arrangements

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of March 31, 2020, we do not have any material sales-type or direct financing leases.

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

Our leases also contain provisions for tenants to reimburse us for real estate taxes and insurance, as well as for other property operating expenses, marketing costs, and utilities, which are considered to be non-lease components. These tenant reimbursements are most often established in the leases or in less frequent cases computed based upon a formula. We have elected the practical expedient to not separate non-lease components from the lease component for all classes of underlying assets and determined that the lease component is the predominant component in the contract; therefore, these recoveries are recognized in a manner similar to minimum rents and variable rents within rental revenues on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Recognizing rental and related income on a straight-line basis results in a difference in the timing of revenue recognition from what is contractually due from tenants. Straight-line rents are recorded in accounts receivable, net in our Consolidated Balance Sheets. For leases where collectability of the lease payments is probable, we establish a general allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible based on our previous recovery experience. Changes in the general allowance are recognized in rental income on our Consolidated Statements of Operations and Comprehensive Income (Loss). If we determine that collectability of the lease payments is not probable, we record a current-period adjustment to rental income to reduce cumulative income recognized since lease commencement to the amount of cash collected from the lessee. Future revenue recognition is limited to amounts paid by the lessee. Generally, a lease is returned to accrual status when all delinquent payments become current under the terms of the lease agreement and collectability of the remaining contractual lease payments is reasonably probable.

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

Deferred expenses

The new leasing standard defines initial direct costs as incremental costs of a lease that would not have been incurred if the lease had not been obtained. These initial direct costs (consisting primarily of leasing commissions paid to third parties) are recognized as deferred expenses on our Consolidated Balance Sheet and are amortized using the straight-line method over the life of the leases. Other leasing costs which do not meet the definition of initial direct costs (consisting primarily of internal legal and leasing overhead costs) are expensed as incurred and included in property management and other costs in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	Three Months Ended March 31,
	2020	2019
Management fees from affiliates	$35,338	$41,188
Management fee expense	(11,286)	(12,517)
Net management fees from affiliates	$24,052	$28,671

Following the BPY Transaction, certain Brookfield Asset Management Inc. ("BAM")-owned entities provide certain management and administration services to BPYU. BPYU will pay an annual base management fee to BAM equal to 1.25% of the total capitalization of BPYU, subject to certain adjustments. For the first twelve months following closing of the BPY Transaction, BAM agreed to waive management fees payable by BPYU. There were no such amounts payable for the three months ended March 31, 2020 and 2019.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the three months ended March 31, 2020 and 2019.

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

No provisions for impairment were recognized for the three months ended March 31, 2020 and 2019.

A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of March 31, 2020 was based on the most current information available to the Company. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $765.0 million and $715.0 million outstanding under our credit facility as of March 31, 2020 and December 31, 2019, respectively.

Recently Issued Accounting Pronouncements

Due to the business disruptions and challenges severely affecting the global economy caused by the recent novel coronavirus outbreak ("COVID-19"), many lessors may provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Topic 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board ("FASB") staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.

The Lease Modification Q&A has no impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020. The Company will decide in the second fiscal quarter of 2020 whether it will apply such relief to avail itself of the election to avoid performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less.  The possible impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of agreeing to such concessions.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments), which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. The Company adopted this standard on January 1, 2020 which did not materially impact its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. Public entities will be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions, including eliminating "at a minimum" from the phrase "an entity shall disclose at a minimum" to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifying that materiality is an appropriate consideration when evaluating disclosure requirements. The Company adopted this standard on January 1, 2020 which did not materially impact its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This temporary guidance is effective as of March 12, 2020 through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). The Company has not adopted any of the optional expedients or exceptions as of March 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On March 11, 2020, BPR Nimbus LLC (an indirect subsidiary of the Company) purchased 690,427 shares of Series B Convertible Preferred Stock in Camp NYC, Inc. (par value $0.01 per share) at a price of approximately of $7.24 per share, for a $5.0 million total investment, resulting in a 5.5% ownership interest in Camp NYC, Inc. The investment is accounted for using the cost method (adjusted for impairment and observable price changes) as the Company has neither control nor significant influence over Camp NYC, Inc. and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On February 21, 2020, the Company completed the sale of eight outparcels for a gross sales price of $12.1 million, which resulted in a gain of $7.8 million included in Other Revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020. All of the eight outparcels were located at consolidated entities.

On February 7, 2020, our joint venture partner at the SoNo Collection contributed $70.8 million in additional capital to the joint venture, resulting in a dilution of the Company’s ownership interest from 17.0% to 12.9%.

On January 14, 2020, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 758,725 shares of Common Stock in Allied Esports Entertainment, Inc. (par value $0.01 per share) at a price of $6.59 per share, for a $5.0 million total investment. The investment was marked to fair value as of March 31, 2020, which resulted in a loss of $3.8 million included in Unconsolidated Real Estate Affiliates - gain on investment on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020. This investment resulted in a 3.2% ownership interest in Allied Esports Entertainment, Inc. The investment is accounted for at fair value as the Company has neither control nor significant influence over Allied Esports Entertainment, Inc. and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On January 9, 2020, the Company completed the sale of its 27.0% interest in Aero OpCo LLC ("Aeropostale") for a gross sales price of $36.0 million, which resulted in a gain on the sale of $15.1 million included in Unconsolidated Real Estate Affiliates - gain on investment on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020.

On January 9, 2020, the Company completed the sale of its 1.2% interest in Authentic Brands Group LLC ("ABG") for a gross sales price of $33.5 million, which resulted in a gain on the sale of $1.4 million included in Unconsolidated Real Estate Affiliates - gain on investment on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020.

On January 7, 2019, the Company completed the sale of its 12.0% interest in Bayside Marketplace for a sales price of $42.0 million. Due to cumulative distributions received in excess of its investment, the Company had a liability balance associated with its investment in Bayside Marketplace. Accordingly, the Company recognized a gain of $104.4 million included in Unconsolidated Real Estate Affiliates - gain on investment on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019.

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

There were no impairment charges recorded during the three months ended March 31, 2020 and March 31, 2019, respectively.

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$8,595,616	$8,553,045	$8,627,332	$8,631,704
Variable-rate debt	7,338,160	7,387,635	7,275,562	7,355,744
	$15,933,776	$15,940,680	$15,902,894	$15,987,448

(1)	Includes net market rate adjustments of $4.3 million and deferred financing costs of $124.2 million, net.

(2)	Includes net market rate adjustments of $4.7 million and deferred financing costs of $131.8 million, net.

The fair value of our junior subordinated notes approximates their carrying amount as of March 31, 2020 and December 31, 2019. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 5        UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for all of our real estate related Unconsolidated Real Estate Affiliates accounted for using the equity method and a reconciliation to our total investment in Unconsolidated Real Estate Affiliates. The reconciliation to our total investment in Unconsolidated Real Estate Affiliates is inclusive of investments accounted for using the cost method (adjusted for impairment and observable price changes) (Note 2).

	March 31, 2020	December 31, 2019
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$3,494,910	$3,458,485
Buildings and equipment	22,392,708	22,119,745
Less accumulated depreciation	(4,477,643)	(4,303,109)
Construction in progress	391,413	657,170
Net investment in real estate	21,801,388	21,932,291
Cash and cash equivalents	663,947	662,879
Accounts receivable, net	332,329	344,946
Notes receivable	64,045	22,497
Deferred expenses, net	428,808	428,460
Prepaid expenses and other assets	626,993	692,407
Total assets	$23,917,510	$24,083,480
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$15,160,261	$15,173,099
Accounts payable, accrued expenses, and other liabilities	972,169	1,079,915
Cumulative effect of foreign currency translation ("CFCT")	(27,927)	(9,985)
Owners' equity, excluding CFCT	7,813,007	7,840,451
Total liabilities and owners' equity	$23,917,510	$24,083,480
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$7,785,080	$7,830,466
Less: joint venture partners' equity	(4,342,086)	(4,357,244)
Plus: excess investment/basis differences	925,443	954,262
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	4,368,437	4,427,484
Investment in Unconsolidated Real Estate Affiliates, net (securities)	36,170	57,061
Retail investment, net	—	24,182
Investment in Unconsolidated Real Estate Affiliates, net	$4,404,607	$4,508,727
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$4,537,076	$4,634,292
Liability - Investment in Unconsolidated Real Estate Affiliates	(132,469)	(125,565)
Investment in Unconsolidated Real Estate Affiliates, net	$4,404,607	$4,508,727

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Condensed Combined Statements of Income (Loss) - Unconsolidated Real Estate Affiliates
Revenues:
Rental revenues, net	$550,595	$641,036
Condominium sales	16,215	—
Other	18,144	15,366
Total revenues	584,954	656,402
Operating Expenses:
Real estate taxes	58,359	62,121
Property maintenance costs	12,930	15,677
Marketing	6,326	6,074
Other property operating costs	75,983	79,552
Condominium cost of sales	9,918	—
Property management and other costs (1)	25,509	29,040
General and administrative	408	1,667
Depreciation and amortization	230,394	263,399
Total operating expenses	419,827	457,530
Interest income	2,551	2,282
Interest expense	(169,817)	(173,599)
Provision for income taxes	(503)	(567)
Equity in loss of unconsolidated joint ventures	—	(8,733)
Income (loss) from continuing operations	(2,642)	18,255
Allocation to noncontrolling interests	(12)	(14)
Net income (loss) attributable to the ventures	$(2,654)	$18,241
Equity In Loss of Unconsolidated Real Estate Affiliates:
Net income (loss) attributable to the ventures	$(2,654)	$18,241
Joint venture partners' share of (income) loss	3,798	(9,056)
Loss on retail investment	—	(5,452)
Amortization of capital or basis differences	(5,987)	(11,606)
Equity in loss of Unconsolidated Real Estate Affiliates	$(4,843)	$(7,873)

(1)     Includes management fees charged to the unconsolidated joint ventures by BPRRS and BPRI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 26 domestic joint ventures, comprising 60 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method (adjusted for impairment and observable price changes). If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

As of March 31, 2020, the balance of ROU assets was $68.6 million, net and lease liabilities of $70.7 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. As of December 31, 2019, the balance

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

of ROU assets was $68.9 million, net and lease liabilities was $71.0 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. All of these leases are operating leases; we do not have any finance leases.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $7.2 billion as of March 31, 2020 and $7.2 billion as of December 31, 2019, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

On February 28, 2020, the Company closed a new loan at the Miami Design District joint venture in the amount of $500.0 million with an interest rate of 4.13%, which matures on March 1, 2030. The loan replaced the previous debt of $480.0 million with an interest rate of LIBOR plus 2.50% that was scheduled to mature on May 14, 2021. As a result of the refinancing, the joint venture incurred $3.7 million of deferred financing costs that were capitalized.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $81.1 million at one property as of March 31, 2020, and $81.5 million as of December 31, 2019. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of March 31, 2020, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	March 31, 2020 (1)	Weighted-Average Interest Rate (2)	December 31, 2019 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$7,606,540	4.21%	$7,638,697	4.21%
Senior secured notes - silver bonds	989,076	5.75%	988,635	5.75%
Total fixed-rate debt	8,595,616	4.39%	8,627,332	4.39%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,581,998	4.06%	2,594,182	4.20%
Unsecured corporate debt (5)	4,756,162	3.34%	4,681,380	4.16%
Total variable-rate debt	7,338,160	3.59%	7,275,562	4.17%
Total Mortgages, notes and loans payable	$15,933,776	4.02%	$15,902,894	4.29%
Junior subordinated notes	$206,200	3.22%	$206,200	3.39%

(1)	Includes $4.3 million of market rate adjustments and $124.2 million of deferred financing costs, net.

(2)	Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.

(3)	Includes $4.7 million of market rate adjustments and $131.8 million of deferred financing costs, net.

(4)	$1.3 billion of the variable-rate balance is cross-collateralized.

(5)	Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Collateralized Mortgages, Loan Extension, Notes and Loans Payable

As of March 31, 2020, $15.6 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.3 billion of debt, are cross-collateralized. Although a majority of the $10.2 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $733.2 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPYU. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the year ended December 31, 2019, the Company completed the following transactions:

•
New loan at Shops at Merrick Park in the amount of $390.0 million with an interest rate of 3.90% which matures on November 1, 2024. The loan replaced previous debt of $161.0 million with an interest rate of 5.73% that was scheduled to mature on April 1, 2021. In connection with the refinancing, the Company incurred prepayment penalties of $7.9 million. As the refinancing plan was contemplated in connection with the acquisition of the property, such fees were factored in to the fair value of debt recognized on the consolidation date.

•
New loans at Park Meadows in the amount of $700.0 million which mature on November 1, 2024. These loans consist of a senior loan in the amount of $615.0 million with an interest rate of 3.18% and a mezzanine loan in the amount of $85.0 million with an interest rate of 6.25%. These loans replaced previous debt of $360.0 million with an interest rate of 4.6% that was scheduled to mature on December 1, 2023. In connection with the refinancing, the Company incurred prepayment penalties of $35.6 million. As the refinancing plan was contemplated in connection with the acquisition of the property, such fees were factored in to the fair value of debt recognized on the consolidation date.

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

•
New loan at Westlake Center in the amount of $48.8 million with an interest rate of LIBOR plus 2.50% which matures on July 10, 2021. This loan replaced the previous debt of $42.5 million that matured July 10, 2019.

•
New loans at The Woodlands Mall in the amount of $465.0 million which mature on August 1, 2029. This consists of a $425.0 million loan with an interest rate of 4.25% and a $40.0 million loan with an interest rate of 5.50%. The loans have a weighted average interest rate of 4.36%. The loans replaced previous debt at the property of $294.0 million with a weighted average interest rate of 4.83% that were scheduled to mature on June 10, 2023. In connection with the refinancing, the Company incurred a prepayment penalty of $27.5 million which is recorded as a loss on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

•	One year loan extension at 830 North Michigan Avenue. A principal repayment of $7.0 million was made in conjunction with the extension.

•
One-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75%, which matures on April 25, 2020. A principal repayment of $10.1 million was made in conjunction with the extension.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Corporate and Other Unsecured Loans

We have certain debt obligations, the terms of which are described below:

	March 31, 2020 (1)	Weighted-Average Interest Rate	December 31, 2019 (2)	Weighted-Average Interest Rate
Corporate debt:
Unsecured corporate debt	$4,838,823	3.34%	$4,769,510	4.16%
Senior secured notes - silver bonds	999,950	5.75%	999,950	5.75%
Total corporate debt	$5,838,773	3.75%	5,769,460	4.44%

(1)	Excludes deferred financing costs of $93.5 million in 2020 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

(2)	Excludes deferred financing costs of $99.4 million in 2019 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes - Silver Bonds due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026. During the last quarter of 2019, the Company made a principal payment in amount of $50 thousand. There were no principal payments made during the quarter ended March 31, 2020.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bore interest at a rate equal to LIBOR plus 2.75% and was scheduled to mature on March 25, 2029. During the year ended December 31, 2019, the Company repaid this loan in full. The Company borrowed an additional $70.5 million during the second quarter of 2019, with a maturity date of June 25, 2029. During the year ended December 31, 2019, the Company made principal payments totaling $68.0 million. The Company borrowed an additional $31.7 million during the last quarter of 2019 which was due on January 6, 2020 and has been repaid. On February 10, 2020, the Company secured an additional $27.0 million subordinated unsecured note with Brookfield BPY Holdings Inc, and another $29.0 million note on March 25, 2020. The notes bear interest at rate equal to LIBOR plus 2.75%, and mature on February 10, 2030 and March 25, 2030, respectively. The total outstanding balance of the notes as of March 31, 2020 is $58.5 million.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $765.0 million as of March 31, 2020. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the quarter ended March 31, 2020, the Company didn't make principal payments, and the remaining outstanding balance was $34.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance at March 31, 2020 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the quarter ended March 31, 2020 the Company made a principal payment in amount of $5.0 million with a remaining outstanding balance of $1,970.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

The Credit Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods.  In addition, we are required to maintain compliance with certain financial covenants related to a maximum net debt-to-value ratio and a minimum fixed-charge-coverage ratio, as defined in the Credit Agreement.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

As of March 31, 2020, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (See Note 18 for discussion specific to COVID-19), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust"), completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $53.9 million as of March 31, 2020 and $50.0 million as of December 31, 2019. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of material non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2020.

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

As of March 31, 2020, the balance of ROU assets was $399.6 million, net and lease liabilities of $77.6 million for eight ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The maturity of our operating lease liabilities as of March 31, 2020 is as follows:

Year	Amount
Remainder of 2020	$6,969
2021	9,520
2022	9,754
2023	10,018
2024	10,250
2025	10,489
2026 and thereafter	155,095
Total undiscounted lease payments	212,095
Less: Present value adjustment	(134,470)
Total lease liability	$77,625

Straight-line rent expense recognized for our consolidated operating leases is as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Ground leases	2,399	658
Office leases	1,964	1,957

Straight-line rent expense is included in other property operating costs for ground leases and property management and other costs for the office lease, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for the three months ended March 31, 2020 and 2019, respectively and are included in other property operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following summarizes additional information related to our operating leases as of March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term (years)	23.2	17.0
Weighted-average discount rate	7.67%	7.36%

Supplemental disclosure for the consolidated statements of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$2,336	$2,191

Lessor arrangements

We own a property portfolio comprised primarily of Class A retail properties and lease this retail space to tenants. As of March 31, 2020, we own a controlling interest in and consolidated 62 retail properties located throughout the United States comprising approximately 55 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in year 2020 and typically include renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The maturity analysis of the lease payments we expect to receive from our operating leases as of March 31, 2020 is as follows:

Year	Amount
Remainder of 2020	$838,291
2021	1,054,278
2022	951,935
2023	827,962
2024	694,078
2025	565,306
Subsequent	1,847,732
$6,779,582

All lease-related income is reported as a single line item, rental revenues, in our Consolidated Statements of Operations and Comprehensive Income (Loss). Effective January 1, 2019, with the adoption of Topic 842, rental revenues is presented net of provision for doubtful accounts. Rental income recognized on a straight-line basis consists primarily of fixed and in-substance fixed lease payments (including lease payments related to non-lease components which have been combined with the lease component). Variable rental income represents variable lease payments, which consist primarily of overage rents; reimbursements for tenants’ pro rata share of real estate taxes, insurance, property operating and marketing expenses, and utilities; lease payments related to CPI-based escalations and market rent resets; and lease termination income.

In accordance with the terms of our operating leases, we bill our tenants separately for minimum rents, tenant recoveries and overage rents, lease termination income as shown below for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Minimum rents, billed	$253,509	$221,962
Tenant recoveries, billed	99,045	91,927
Lease termination income, billed	854	1,495
Overage rent, billed	5,394	4,351
Total contractual operating lease billings	358,802	319,735
Adjustment to recognize contractual operating lease billings on a straight-line basis	4,476	3,197
Above and below-market tenant leases, net	(6,476)	2,795
Less provision for doubtful accounts	(4,973)	(2,707)
Total rental revenues, net	$351,829	$323,020

Of the total contractual rental revenues we have billed, 79.4% and 79.2% are fixed lease payments for the three months ended March 31, 2020 and 2019, respectively.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

December 31, 2016 through 2019 and are generally statutorily open to audit by state taxing authorities for the years ended December 31, 2015 through 2019.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of March 31, 2020.

NOTE 9     EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to BPROP Common, Preferred, and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended March 31,
	2020	2019
Distributions to preferred BPROP units ("Preferred Units")	$(910)	$(1,614)
Net loss allocated to noncontrolling interest in consolidated real estate affiliates	9,030	305
Net loss (income) allocated to noncontrolling interest of the Operating Partnership (1)	10,502	(5,324)
Allocation to noncontrolling interests	18,622	(6,633)
Comprehensive loss (income) allocated to noncontrolling interests	$18,622	$(6,633)

_______________________________________________________________________________
(1)    Represents the noncontrolling interest of our institutional investor.

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

The redeemable Common and Preferred Units of BPROP are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their redemption value (i.e. fair value) as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income to arrive at net income (loss) attributable to BPYU. The preferred redeemable noncontrolling interests have been recorded at carrying value.

Holders of Series B Preferred Units, Series D Preferred Units, Series E Preferred Units and Series G Preferred Units of BPROP are each entitled to periodic distributions at the rates set forth in the Sixth Amended and Restated Agreement of Limited Partnership of BPROP. Generally, each Series K Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPYU's Class A Stock. The holders of Series L Preferred Units of BPROP are generally entitled to a pro rata distribution of an aggregate cash amount equal to the sum of (i) the aggregate cash dividends declared on all outstanding shares of BPYU's Class B Stock and (ii) the aggregate cash dividends declared on all outstanding shares of BPYU's Series B Preferred Stock. Holders of Common Units of BPROP are entitled to distributions of all or a portion of BPROP’s remaining net operating cash flow, when and as declared by BPROP’s general partner. However, the Sixth Amended and Restated Agreement of Limited Partnership of BPROP permits distributions solely to BPYU if such distributions were required to allow the Company to comply with the REIT distribution requirements or to avoid the imposition of excise tax.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Noncontrolling Interests - Permanent

As of March 31, 2020, there were 9,717.658 Series B Preferred Units of BPROP outstanding. The Series B Preferred Units have a carrying value of $50 per unit.

Also, as of March 31, 2020, there were 838,572.285 Common Units of BPROP outstanding and 341,149.099 Series K Preferred Units of BPROP (held by former common unit holders). These Series K Units were established at $21 per unit and are not subject to adjustment based on fair value. During the quarter ended March 31, 2020, BPYU entered into an agreement with a Limited Partner to redeem 3,318,399.56 Common Units at a purchase price per unit of $0.32440587 for an aggregate cost of approximately $1.1 million. Furthermore, there were 1,349,995.76 Series K Preferred Units of BPROP redeemed at a price per unit of $19.635 for an aggregate cost of approximately $26.5 million.

Noncontrolling Interests - Redeemable

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. Upon conversion, each Series D Preferred Unit entitles its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio. As of March 31, 2020, there were 532,749.6574 Series D Preferred Units of BPROP outstanding.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. Upon conversion, each Series E Preferred Unit entitles its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio. As of March 31, 2020, there were 502,657.8128 Series E Preferred Units of BPROP outstanding.

The holder of each Series K Preferred Unit of BPROP issued upon conversion of Series D Preferred Units or Series E Preferred Units of BPROP has the right to redeem such Series K Preferred Unit for a cash amount equal to the average closing price of BPYU’s Class A Stock for the five consecutive trading days ending on the date of the notice of redemption, provided that BPYU may elect to satisfy such redemption by delivering one share of BPYU’s Class A Stock. The holder of each Common Unit of BPROP issued upon conversion of Series D Preferred Units or Series E Preferred Units of BPROP has the right to redeem such Common Unit for a cash amount equal to $0.324405869, subject to adjustment.

Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction is redeemable for a cash amount equal to the average closing price of BPYU's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPYU may elect to satisfy such redemption by delivering one share of BPYU's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of March 31, 2020, the aggregate amount of cash the Company would have paid would have been $474.8 million and $54.4 million, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table reflects the activity of the common redeemable noncontrolling interests for the three months ended March 31, 2020 and 2019.

Balance at January 1, 2019	$73,696
Net income	3,358
Series K Preferred Unit redemption	(14,935)
Balance at March 31, 2019	62,119

Balance at January 1, 2020	$62,235
Net income	(441)
Series K Preferred Unit redemption	(388)
Balance at March 31, 2020	61,406

Redeemable Class A Stock

Class A Stock refers to the Company's Class A Stock, par value $0.01 per share, authorized and issued to GGP common stockholders that were unaffiliated with BPY as part of the BPY Transaction. The Company's Class A Stock is listed on the Nasdaq Global Select Market ("Nasdaq"). Our Class A Stock has traded on Nasdaq under the symbol "BPYU" since March 2, 2020, prior to which it traded under the symbol "BPR".

Each share of Class A Stock is entitled to cumulative dividends per share in a cash amount equal in value to the amount of any distribution made on a BPY limited partnership unit ("BPY unit"). In addition, each share of Class A Stock is exchangeable for one BPY unit or its cash equivalent (the form of payment to be determined by BPY or an affiliate, in its sole discretion). Such exchange and distribution rights are subject to adjustment in the event of certain dilutive or other capital events by BPY or BPYU. If and to the extent declared by the Company's board of directors, the record and payment dates for the dividends or other distributions upon the shares of Class A Stock, to the extent not prohibited by applicable law, is expected to be the same as the record and payment dates for the dividends or other distributions upon the BPY units. Pursuant to the terms of the Company's charter, all such dividends to holders of Class A Stock will be paid prior and in preference to any dividends or distributions on the Class B Stock, Series B Preferred Stock or Class C Stock will be fully declared and paid before any dividends are declared and paid or any other distributions are made on any Class B Stock, Series B Preferred Stock or Class C Stock. The holders of Class A Stock shall not be entitled to any dividends from BPYU other than the Class A dividend.

Upon any liquidation, dissolution or winding up of the Company that is not a Market Capitalization Liquidation Event (as defined below) or substantially concurrent with the liquidation, dissolution or winding up of BPY, the holders of Class A Stock are entitled to a cash amount, for each share of Class A Stock, equal to the market price of one BPY unit (subject to adjustment in the event of certain dilutive or other capital events by BPY or BPYU) on the date immediately preceding announcement of such liquidation, dissolution or winding up, plus all declared and unpaid dividends. If, upon any such liquidation, dissolution or winding up, the assets of BPYU are insufficient to make such payment in full, then the assets of BPYU will be distributed among the holders of Class A Stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled to receive.

If the market capitalization of the Class A Stock (i.e., if the price per share of Class A Stock, multiplied by the number of shares of Class A Stock outstanding) averages, over any period of 30 consecutive trading days, less than one (1) billion dollars, the BPYU board will have the right to liquidate BPYU’s assets and wind up BPYU’s operations (a "Market Capitalization Liquidation Event"). Upon any Market Capitalization Liquidation Event, the holders of Class A Stock shall be entitled to a cash amount, for each share of Class A Stock, equal to the dollar volume-weighted average price of one BPY unit over the ten (10) trading days immediately following the public announcement of such Market Capitalization Liquidation Event, plus all declared and unpaid dividends. If, upon any such Market Capitalization Liquidation Event, the assets of BPYU are insufficient to make such payment in full, then the assets of BPYU will be distributed among the holders of Class A Stock ratably in proportion to the full amounts which they would otherwise be respectively entitled to receive. Notwithstanding the foregoing, upon any Market Capitalization Liquidation Event, BPY may elect to exchange all of the outstanding shares of the Class A Stock for BPY units on a one-for-one basis, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPYU.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Holders of Class A Stock shall have the right to exchange all or a portion of their Class A Stock for cash at a price equal to the value of an equivalent number of BPY units, subject to adjustment in the event of certain dilutive or other capital events by BPY or BPYU. Upon receipt of a request for exchange, BPYU will deliver a notice of exchange to BPY within one (1) business day and will have ten (10) business days to deliver the cash amount to the tendering holder. Upon receipt of the notice of exchange, BPY or an affiliate may elect to satisfy BPYU’s exchange obligation by exchanging all of the shares of the Class A Stock tendered for BPY units on a one-for-one basis. This initial one-for-one conversion factor is subject to adjustment in the event of certain dilutive or other capital events by BPY or BPYU. If so elected, BPY will have to satisfy such obligation within ten (10) business days from the date of the notice of exchange. If BPY exercises its right to assume the exchange obligation, units of BPY units will be delivered in exchange for the Class A Stock and such Class A Stock will automatically be converted into Class B Stock.

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

Class B Stock

The Company’s shareholders approved the amendment and restatement of the Company’s charter at its annual stockholder meeting on June 19, 2019 (the "Restated Charter"), which became effective on June 26, 2019 and, among other things, authorized the Company’s issuance of up to 965,000,000 shares of a new class of stock called Class B-2 Stock, par value of $0.01 per share. Each share of Class B-2 Stock shall have terms (including the same powers, preferences and relative, participating, optional and other special rights, and qualifications, limitations and restrictions) identical to the terms of a share of Class B-1 Stock other than voting rights. The following description sets forth certain general terms and provisions of the Company's Class B-1 Stock and Class B-2 Stock (together the "Class B Stock").
Pursuant to the Restated Charter and subject to the prior rights of holders of all classes, including the Class A Stock, and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class B Stock entitles its holder to cumulative dividends per share in a cash amount at a rate of 6.5% per year of the Class B liquidation amount per share (which rate was 10.0% per year until the effective date of the Restated Charter on June 26, 2019) equal to $21.39 per share. On October 18, 2018, each holder of the Class B-1 Stock hereby irrevocably waived, all of its right, title and interest in and to 2.5% of the dividend rate, including without elimination all rights and entitlement to payment of such amounts. This partial dividend waiver resulted in a 7.5% effective rate per year of the Class B Liquidation Amount per share and was terminated upon the effectiveness of the Restated Charter. Dividends on the Class B Stock may also be paid by an in-kind distribution of additional shares of Class B Stock or any other class of shares of capital stock of BPYU ranking junior to the Class A Stock. Dividends on the Class B Stock shall be cumulative and shall be payable quarterly in arrears, when, as and if declared by the Company's Board of Directors with respect to dividends on the Class B Stock.
Holders of the Class B Stock are not entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPYU has paid the aggregate dividends owed to the holders of Class A Stock and (b) the dividend coverage ratio (as defined below) is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange or (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor. The dividend coverage ratio is referred to as a ratio of (i) BPYU’s funds from operations, as calculated in accordance with the definition of funds from operations used by the National Association of Real Estate Investment Trusts ("Nareit"), for the immediately preceding fiscal quarter, to (ii) the product of (a) the amount of the most recent regular quarterly distribution declared by BPY on each BPY unit, times (b) the number of shares of Class A Stock outstanding at such time.
Series B Preferred Stock
The following description sets forth certain general terms and provisions of the Series B Preferred Stock, par value $0.01 per share, of the Company (the "Series B Preferred Stock").
Pursuant to the Restated Charter and subject to the prior rights of holders of all classes, including the Class A Stock, Class B Stock and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Series B Preferred Stock will entitle its holder to cumulative dividends per share in a cash amount at a rate of 8.65% per year of the Class B liquidation

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

amount per share (which rate was 10.0% until the effective date of the Restated Charter on June 26, 2019), with such Class B liquidation amount per share equal to $21.39. Dividends on the Series B Preferred Stock may also be paid by an in-kind distribution of additional shares of Series B Preferred Stock or any other class of shares of capital stock of BPYU ranking junior to the Class A Stock and Class B Stock. Dividends on the Series B Preferred Stock shall be cumulative and shall be payable quarterly in arrears, when, as and if declared by the Company's Board of Directors with respect to dividends on the Series B Preferred Stock.

Holders of the Series B Preferred Stock are not entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPYU has paid the aggregate dividends owed to the holders of Class A Stock and Class B Stock and (b) the dividend coverage ratio (as defined below) is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange or (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor. The dividend coverage ratio is referred to as a ratio of (i) BPYU’s funds from operations, as calculated in accordance with the definition of funds from operations used by Nareit, for the immediately preceding fiscal quarter, to (ii) the product of (a) the amount of the most recent regular quarterly distribution declared by BPY on each BPY unit, times (b) the number of shares of Class A Stock outstanding at such time.

Class C Stock

Class C Stock refers to the Company's Class C Stock, par value $0.01 per share, authorized as part of the BPY Transaction. Pursuant to the amended charter and subject to the prior rights of holders of all classes, including the holders of Class A Stock, Class B Stock, Series B Preferred Stock and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class C Stock will entitle its holder to dividends when, as and if declared by the Company's Board of Directors out of any assets of BPYU legally available therefore. The record and payment date for dividends on shares of Class C Stock shall be such date that the Company's Board of Directors shall designate.

Notwithstanding the foregoing, holders of the Class C Stock are not entitled to receive dividends, redemptions or other distributions: (i) unless and until (a) BPYU has paid the aggregate dividends owed to the holders of Class A Stock and (b) the dividend coverage ratio is equal to or greater than 1.25:1, (ii) if any tendering holder of Class A Stock has not received the cash or BPY units due upon exchange, (iii) if holders of Class A Stock are owed cash in the event of an adjustment to the conversion factor or (iv) unless and until the full cumulative dividends on the Class B Stock and Series B Preferred Stock for all past dividend periods and any current dividend periods have been (or contemporaneously are) (a) declared or paid in cash or (b) declared and a sum sufficient for the payment thereof in cash is set apart for such payment.

Voting Rights

Stock Class	Authorized	Issued	Shares Outstanding	Votes per Share
Class A Stock	4,517,500,000	57,344,755	55,926,754	1:1
Class B-1 Stock	4,517,500,000	175,177,206	175,177,206	1:1
Class B-2 Stock	965,000,000	121,203,654	121,203,654	0:1
Series B Preferred Stock	425,000,000	202,438,184	202,438,184	1:1
Class C Stock	1,000,000,000	640,051,301	640,051,301	1:1

All share counts in table above are as of March 31, 2020.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
May 7	May 29	June 30	$0.3325
February 5	February 28	March 31	0.3325
2019
November 4	November 29	December 31	$0.3300
August 1	August 30	September 30	0.3300
May 6	May 31	June 28	0.3300
February 6	February 28	March 29	0.3300

Class A Stock Repurchases and Conversions

On August 1, 2019, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.

On March 29, 2019, BPYU purchased for cancellation 4,679,802 shares of Class A Stock at a purchase price of $20.30 per share, for an aggregate cost of approximately $95 million, excluding fees and expenses.

In the first quarter of 2020, BPYU purchased 855,000 shares of Class A Stock in relation to the 2020 restricted stock grant. These shares were purchased at an average price of $18.57 per share for an aggregate cost of approximately $15.87 million.

Also in the first quarter of 2020, there were 7,326,917 shares of Class A Stock converted to 5,153,748 shares of Class B-1 Stock, at a weighted average price of $15.05 and $21.39, respectively.

Class B Stock and Series B Preferred Stock Dividends

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the three months ended March 31, 2020. Our Board of Directors declared dividends on these classes of stock during 2019 as follows:

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

Class B-1 Stock Issuance & Repurchase

In the first quarter of 2019, BPYU repurchased 10,496,703 shares of Class B-1 Stock held by BPR FIN 1 Subco LLC, a related party, for fair market value consideration of $224.5 million, being the redemption amount of the shares acquired at $21.39 per share.

In the fourth quarter of 2019, BPYU issued 13,712,834 shares of Class B-1 Stock to BPR FIN 1 Subco LLC, a related party, due to a contribution of $293.3 million, equal to $21.39 per share.

Class B-2 Stock Exchange

On June 26, 2019, following the effectiveness of the Restated Charter, certain subsidiaries of BPR FIN 1 Subco LLC, a related party, exchanged an aggregate of 121,203,654 shares of Class B-1 Stock held by such subsidiaries for 121,203,654 shares of Class B-2 Stock.

Preferred Stock

On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Perpetual Preferred Stock (the "Pre-Merger Preferred Stock") at a price of $25.00 per share, resulting in net proceeds of $242.0 million after issuance costs. In connection with the BPY Transaction, each share of Pre-Merger Preferred Stock was converted into one share of 6.375% Series A cumulative redeemable preferred stock of BPYU (the "Series A Preferred Stock"). The Company's Series A Preferred Stock is listed on Nasdaq. Our Series A Preferred Stock has traded on Nasdaq under the symbol "BPYUP" since March 2, 2020, prior to which it traded under the symbol "BPRAP". The Series A Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%. The dividend is paid in arrears in preference to dividends on our Class A Stock, and reduces net income available to stockholders, and therefore, earnings per share.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our Board of Directors declared preferred stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
May 7	June 15, 2020	July 1, 2020	$0.3984
February 5	March 15, 2020	April 1, 2020	0.3984
2019
November 4	December 13, 2019	January 1, 2020	$0.3984
August 1	September 13, 2019	October 1, 2019	0.3984
May 6	June 14, 2019	July 1, 2019	0.3984
February 6	March 15, 2019	April 1, 2019	0.3984

Accumulated Other Comprehensive Loss

The following table reflects the components of accumulated other comprehensive loss as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Net unrealized gains (losses) on financial instruments	$(10)	$75
Foreign currency translation	(99,774)	(83,188)
Accumulated other comprehensive loss	$(99,784)	$(83,113)

NOTE 10    EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period January 1, 2020 through March 31, 2020. There were 64,024,422 and 55,926,754 shares of Class A Stock outstanding as of December 31, 2019 and March 31, 2020, respectively. EPS is not presented for Class B Stock, Series B Preferred Stock or Class C Stock as these classes of stock are not publicly traded.

NOTE 11    STOCK-BASED COMPENSATION PLANS

The GGP Inc. 2010 Equity Plan (the "Equity Plan"), renamed as the Amended and Restated Brookfield Property REIT Inc. 2010 Equity Incentive Plan on August 28, 2018 in connection with the BPY Transaction, reserves for the issuance of 4% of outstanding Class A Stock on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the "Awards"). The Company's directors, officers and other employees and those of its subsidiaries and affiliates are eligible for the Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of BPYU's Class A Stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed 10 years. In addition to the Equity Plan, effective February 20, 2019, the Brookfield Property Group Restricted BPR Class A Stock Plan and Brookfield Property L.P. FV LTIP Unit Plan (the "2019 Plans") provide for grants of Restricted Class A Shares of BPR, now BPYU, stock and FV LTIP Units of Brookfield Property L.P. respectively. Officers and employees of any member of the Brookfield Properties Group and of their respective affiliates are eligible for Awards under these plans.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In connection with the BPY Transaction, the Equity Plan was amended and certain outstanding awards were modified. All outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPYU and BPY options, respectively. Certain existing appreciation only LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. Outstanding restricted GGP shares were replaced with restricted shares of Class A Stock. As the awards were modified in conjunction with an equity restructuring, they were accounted for as modifications. Incremental compensation cost was measured as the excess of the fair value of the replacement awards over the fair value of the original awards immediately before the terms were modified. Total compensation cost measured at the date of modification was the grant-date fair value of the original awards for which the requisite service is expected to be rendered (or has already been rendered) plus the incremental cost associated with the replacement awards. For vested awards, incremental compensation cost was recognized on the modification date. For unvested awards, incremental compensation cost is being recognized over the remaining service period.

Compensation expense related to stock-based compensation plans for the three months ended March 31, 2020 and 2019 is summarized in the following table in thousands:

	Three Months Ended March 31,
	2020	2019
Stock options - Property management and other costs	$—	$—
Stock options - General and administrative	—	—
Restricted stock - Property management and other costs	851	1,384
Restricted stock - General and administrative	402	335
LTIP Units - Property management and other costs	3	72
LTIP Units - General and administrative	6	957
Total	$1,262	$2,748

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan and the 2019 Plans for the three months ended March 31, 2020 and 2019:

	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	175,799	$25.66	1,011,523	$19.71
Granted	—	—	—	—
Exercised	—	—	(773,642)	17.91
Forfeited	—	—	(13)	26.05
Expired	—	—	—	—
Stock options Outstanding at March 31,	175,799	$25.66	237,868	$25.59

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	2,177,668	$24.11	3,921,175	$25.96
Granted	24,251	18.56	—	—
Exercised	(35,820)	26.54	(1,694,222)	28.33
Forfeited	—	—	—	—
Expired	—	—	—	—
LTIP Units Outstanding at March 31,	2,166,099	$24.00	2,226,953	$24.16

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at January 1,	1,149,164	$20.98	986,937	$22.48
Granted	851,102	18.57	—	—
Vested	(255,801)	22.08	(384,553)	22.60
Forfeited	(36,400)	19.94	(3,266)	21.55
Restricted Stock Outstanding at March 31,	1,708,065	$19.63	599,118	$22.41

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	March 31, 2020	December 31, 2019
Trade receivables	$115,369	$111,582
Short-term tenant receivables	5,049	4,198
Straight-line rent receivable	149,102	144,249
Other accounts receivable	3,335	2,725
Total accounts receivable	272,855	262,754
Provision for doubtful accounts	(31,113)	(27,826)
Total accounts receivable, net	$241,742	$234,928

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	March 31, 2020	December 31, 2019
Notes receivable	$38,418	$69,963
Accrued interest	7,628	6,347
Total notes receivable	$46,046	$76,310

On December 20, 2019 the Company issued a $31.7 million subordinated unsecured note to an institutional investor. The note was repaid in full on January 7, 2020.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31, 2020			December 31, 2019
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$160,956	$(69,557)	$91,399	$177,480	$(79,467)	$98,013
Real estate tax stabilization agreement, net	111,506	(59,282)	52,224	111,506	(57,704)	53,802
Total intangible assets	$272,462	$(128,839)	$143,623	$288,986	$(137,171)	$151,815
Remaining prepaid expenses and other assets:
Restricted cash			62,784			77,683
Security and escrow deposits			1,260			1,259
Prepaid expenses			27,449			27,632
Other non-tenant receivables			50,658			56,948
Operating lease right of use assets, net			399,642			402,573
Finance lease right of use assets, net			7,951			7,995
Other			18,927			19,155
Total remaining prepaid expenses and other assets			568,671			593,245
Total prepaid expenses and other assets			$712,294			$745,060

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31, 2020			December 31, 2019
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	212,468	(59,916)	$152,552	218,608	(56,893)	$161,715
Total intangible liabilities	$212,468	$(59,916)	$152,552	$218,608	$(56,893)	$161,715
Remaining accounts payable and accrued expenses:
Accrued interest			59,365			42,371
Accounts payable and accrued expenses			81,161			71,720
Accrued real estate taxes			49,948			53,210
Deferred gains/income			63,219			85,598
Accrued payroll and other employee liabilities			30,427			61,002
Construction payable			279,545			301,096
Tenant and other deposits			15,147			15,078
Insurance reserve liability			12,879			12,787
Finance lease obligations			9,094			9,094
Conditional asset retirement obligation liability			2,419			3,275
Lease liability right of use			77,625			78,500
Other			105,168			131,684
Total remaining Accounts payable and accrued expenses			785,997			865,415
Total Accounts payable and accrued expenses			$938,549			$1,027,130

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

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Contractual rent expense, including participation rent	$3,310	$3,265
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	3,310	3,265

NOTE 18    SUBSEQUENT EVENTS

On April 24, 2020, we completed a one-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75%, which matures on April 25, 2021. An extension fee of $1.6 million was paid in conjunction with the extension.

The COVID-19 pandemic has spread globally, and actions taken in response to COVID-19 have interrupted business activities and supply chains; disrupted travel; contributed to significant volatility in the financial markets, resulting in a general decline in equity prices and lower interest rates; impacted social conditions; and adversely impacted local, regional, national and international economic conditions, as well as the labor markets. Accordingly, we caution you that our financial position and consolidated performance presented above may not be indicative of our results in future periods as a result of the ongoing and developing COVID-19 pandemic and its resulting impact on the global economy.

The future impact of COVID-19 on our level of liquidity is uncertain at this time. Measures undertaken by governments and companies in our principal markets have resulted in the temporary closure of many of our operating assets. The duration of such measures may impact our ability to collect rental income in our retail assets. The longer-term impact of the pandemic and resulting economic downturn could reduce demand for retail space.

Consequently, we are reviewing, and where appropriate adjusting, our current capital expenditure and financing assumptions on existing and future projects to reflect any potential shorter- and longer-term impact of the pandemic.

We are also reviewing contractual arrangements with our tenants to assess the rights and responsibilities of the Company and our tenants in response to the impact of the measures undertaken by governments and/or tenants. Potential responses may include, but are not limited to, extension of payment terms from tenants, adjustments to the duration of leases, payment holidays, and renegotiation of lease terms.

We expect to be able to refinance the majority of debt obligations maturing in the near term or to exercise contractual extension options thereon. In certain instances, particularly where a property has been required to close temporarily, we plan to seek certain modifications to mortgages, including lease restructuring approvals and technical default waivers, and potentially interest deferrals on many loans until the property has reopened.

In addition, certain debt obligations are subject to financial covenants. As a result, in the shorter-term, the COVID-19 pandemic may negatively impact our ability to meet such covenants. We are reviewing the financial covenants of each debt instrument and, where applicable, working with our lenders to address debt instruments which may potentially approach or breach covenant limits. Such adjustments may include, but are not limited to, adjustment to the covenant limits, interest payment holidays, and temporary suspension of covenant testing.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In order to maintain financial flexibility, we maintain capacity under our revolving credit facility (the "Facility"). As at March 31, 2020, the available liquidity under such credit facility was $735.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

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

Brookfield Property REIT Inc. ("the Company" or "BPYU") is an indirect subsidiary of Brookfield Property Partners L.P. ("BPY"), one of the world's largest commercial real estate companies. As used herein, the terms "we", "us" and "our" refer to BPYU and its subsidiaries. BPYU, through its subsidiaries and affiliates, is an owner and operator of retail properties.

Overview—Introduction

We own a property portfolio comprised primarily of Class A regional malls (defined primarily by sales per square foot). As of March 31, 2020, we were the owner, either entirely or with joint venture partners, of 122 retail properties located throughout the United States comprising approximately 120 million square feet of gross leasable area, or GLA.

Our primary objective is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers and consumers. We operate our business to achieve this objective with a long term view and will continue to make decisions with that in mind, however, we will caution that in light of the novel coronavirus ("COVID-19") pandemic and its impact on the global economy, we may be unable to achieve these objectives in the near term.

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

Despite the recent economic disruption caused by COVID-19, we expect that the high quality nature of our stabilized properties and associated cash flows will continue to be in demand from investors, although our ability to execute on recycling of capital initiatives will likely be impacted in the short term.

As of March 31, 2020, the portfolio was 95.2% leased, compared to 95.3% leased at March 31, 2019. In the first quarter of 2020, our retail properties reported an average of $651 in tenant sales per square foot. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 8.4% higher than the final rents paid on expiring leases.

Overview—Financial

The COVID-19 pandemic has spread globally, and actions taken in response to COVID-19 have interrupted business activities and supply chains; disrupted travel; contributed to significant volatility in the financial markets, resulting in a general decline in equity prices and lower interest rates; impacted social conditions; and adversely impacted local, regional, national and international economic conditions, as well as the labor markets. Accordingly, we caution you that our financial position and consolidated performance presented below may not be indicative of our results in future periods as a result of the ongoing and developing COVID-19 pandemic and its resulting impact on the global economy.

Net income (loss) attributable to BPYU decreased from $31.7 million for the three months ended March 31, 2019 to $(81.8) million for the three months ended March 31, 2020 primarily due to the decrease in gains on the sale of unconsolidated properties from the first quarter of 2019 compared to the first quarter of 2020.

See Non-GAAP Supplemental Financial Measures below for a discussion of funds from operations ("FFO"), along with a reconciliation to Net (loss) income attributable to BPYU.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	March 31, 2020 (1)	March 31, 2019 (1)
In-Place Rents Per Square Foot (all less anchors) (2)	$80.64	$79.17
In-Place Rents Per Square Foot (<10K square feet) (2)	$62.14	$62.17

Percentage Occupied for Total Retail Properties	94.4%	94.2%
Percentage Leased for Total Retail Properties	95.2%	95.3%

(1)
Metrics exclude properties acquired in the year ended December 31, 2019 and the three months ended March 31, 2020, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.

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

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,200	4,399	7.0	$50.20	$46.33	$3.87	8.4%

(1)	Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.

(2)	Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended March 31, 2020 and 2019

Rental revenues increased $28.8 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $47.9 million increase in Rental Revenues during the first quarter of 2020 compared to the first quarter of 2019. This was partially offset due to net accretion of intangibles resulting in a $9.3 million decrease from the first quarter of 2020 compared to the first quarter of 2019.

Real estate taxes increased $7.0 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $4.5 million increase in real estate taxes during the first quarter of 2020 compared to the first quarter of 2019.

Other property operating costs increased $6.4 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $7.3 million increase in other property operating costs during the first quarter of 2020 compared to the first quarter of 2019.

Depreciation and amortization increased $38.5 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $33.0 million increase in depreciation and amortization during the first quarter of 2020 compared to the first quarter of 2019.

Interest expense increased $24.1 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019 and the acquisition of an additional interest in one operating property during the third quarter of 2019. These acquisitions resulted in a $16.1 million and $11.2 million increase in interest expense during the first quarter of 2020 compared to the first quarter of 2019, respectively.

The Unconsolidated Real Estate Affiliates - gain on investment during the three months ended March 31, 2020 is primarily due to the sales of remaining interests in ABG and Aeropostale (Note 3). The Unconsolidated Real Estate Affiliates - gain on investment during the three months ended March 31, 2019 relates to the sale of our 12.0% interest in Bayside Marketplace (Note 3).

Liquidity and Capital Resources

Our primary source of cash is from the ownership and management of our properties and strategic dispositions. In addition, we will also use financings as a source of capital. We may generate cash from refinancings or borrowings under our revolving credit facility (the "Facility"). Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, tenant allowances, dividends, share repurchases and strategic acquisitions.

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $224.1 million of consolidated unrestricted cash and $735.0 million of available capacity under our revolving credit facility as of March 31, 2020, as well as anticipated cash provided by operations.

Our key financing objectives include:

•	to obtain property-secured debt with laddered maturities; and

•	to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, Class A Stock, Common Units of BPR OP, LP ("BPROP"), or other capital raising activities. In addition, we or our affiliates may repurchase our shares or corporate debt and bonds.

The future impact of COVID-19 on our level of liquidity is uncertain at this time. Measures undertaken by governments and companies in our principal markets have resulted in the temporary closure of many of our operating assets. The duration of such measures may impact our ability to collect rental income in our retail assets. The longer-term impact of the pandemic and resulting economic downturn could reduce demand for retail space.

Consequently, we are reviewing, and where appropriate adjusting, our current capital expenditure and financing assumptions on existing and future projects to reflect any potential shorter- and longer-term impact of the pandemic.

We are also reviewing contractual arrangements with our tenants to assess the rights and responsibilities of the Company and our tenants in response to the impact of the measures undertaken by governments and/or tenants. Potential responses may include, but are not limited to, extension of payment terms for tenants, adjustments to the duration of leases, payment holidays, and renegotiation of lease terms.

We expect to be able to refinance the majority of our debt obligations maturing in the near term or to exercise contractual extension options thereon. In certain instances, particularly where a property has been required to close temporarily, we plan to seek certain modifications to mortgages, including lease restructuring approvals and technical default waivers, and potentially interest deferrals, on many loans until the property has reopened.

In addition, certain of our debt obligations are subject to financial covenants. As a result, in the shorter-term, the COVID-19 pandemic may negatively impact our ability to meet such covenants in the future. We are reviewing the financial covenants of each debt instrument and, where applicable, working with our lenders to address debt instruments which may potentially approach or breach covenant limits. Such adjustments may include, but are not limited to, adjustment to the covenant limits, interest payment holidays, and temporary suspension of covenant testing.

In order to maintain financial flexibility, we maintain capacity under our Facility. As at March 31, 2020, the available capacity under such credit facility was $735.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of the Facility, Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $765.0 million as of March 31, 2020. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the quarter ended March 31, 2020, the Company didn't make principal payments, and the remaining outstanding balance was $34.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance at March 31, 2020 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the quarter ended March 31, 2020 the Company made a principal payment in amount of $5.0 million with a remaining outstanding balance of $1,970.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

The Credit Agreement contains certain restrictive covenants which limit material changes in the nature of our business conducted, including, but not limited to, mergers, dissolutions or liquidations, dispositions of assets, liens, incurrence of additional indebtedness, dividends, transactions with affiliates, prepayment of subordinated debt, negative pledges and changes in fiscal periods. In addition, we are required to maintain compliance with certain financial covenants related to a maximum net debt-to-value ratio and a minimum fixed-charge-coverage ratio, as defined in the Credit Agreement.

As of March 31, 2020, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (see the Risk Factors in Part II, Item 1A in this Quarterly Report and those previously disclosed on Form 10-K for the year ended December 31, 2019 (our "Annual Report")), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce its net debt balance, such as through capital contributions from BPY or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default.

On February 28, 2020, the Company closed a new loan at the Miami Design District joint venture in the amount of $500.0 million with an interest rate of 4.13%, which matures on March 1, 2030. The loan replaced the previous debt of $480.0 million with an interest rate of LIBOR plus 2.50% that was scheduled to mature on May 14, 2021. As a result of the refinancing, the joint venture incurred $3.7 million of deferred financing costs that were capitalized.

As of March 31, 2020, we had $7.0 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of March 31, 2020, our proportionate share of total debt aggregated $23.3 billion. Our total debt includes our consolidated debt of $16.1 billion and our share of unconsolidated real estate affiliates debt of $7.2 billion. Of our proportionate share of total debt, $6.8 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 33.5% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.8 billion at our proportionate share or approximately of 16.3% our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of March 31, 2020. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2025.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2020	$768,041	$897,468
2021(1)	2,421,749	664,234
2022	1,798,248	1,267,573
2023(2)	2,922,597	1,029,557
2024	2,091,578	1,583,602
2025(3)	3,245,744	504,270
Subsequent	2,892,019	1,225,035
Total	$16,139,976	$7,171,739

(1)	Includes the Term A-1 Loan (Note 6).

(2)	Includes the Term A-2 Loan (Note 6).

(3)	Includes the Term B Loan (Note 6).

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

We have development and redevelopment activities totaling approximately $528.0 million under construction and $560.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Part II, Item 1A of this Quarterly Report and those previously disclosed in our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active redevelopments

Alderwood	Lynnwood, WA	Sears Redevelopment - Residential	2022	12	1
Northbrook Court	Northbrook, IL	Macy's Redevelopment - Retail	2022	50	4
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2022	149	81
Tysons Galleria	McLean, VA	Macy's Redevelopment for theater and multi-level small shop expansion	2022	108	12
Other Projects	Various		2020-2022	209	36
Active developments/redevelopments				$528	$134
In planning

Oxmoor Center	Louisville, KY	Sears Redevelopment for Entertainment and Restaurants	2022	30	1
Northbrook Court	Northbrook, IL	Residential	2022	100	—
North Point	Alpharetta, GA	Sears Redevelopment - Residential	2022	62	1
Shops at Merrick Park	Coral Gables, FL	Hotel	2023	65	—
Cumberland	Atlanta, GA	Residential	2024	19	—
Northridge	Northridge, CA	Residential	2025	48	—
Ala Moana	Honolulu, HI	Residential Tower	2025	153	—
Other Projects	Various		2021-2025	83	1
In planning				$560	$3
Total retail developments				$1,088	$137

(1)	Costs are at BPYU's ownership share post August 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the three months ended March 31, 2020 increased from December 31, 2019 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to our investment to date. Prior to the COVID-19 pandemic, our current projects were generally progressing in accordance with their time line and budget. The impact of the pandemic and associated restrictions that have been put in place by local governments may cause delays in construction and may impact our ability to progress pre-leasing efforts.

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

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Operating capital expenditures (1)	$36,259	$39,723
Tenant allowances and capitalized leasing costs (2)	28,916	46,296
Capitalized interest and capitalized overhead	5,272	10,624
Total	$70,447	$96,643

(1)	Reflects only non-tenant operating capital expenditures.

(2)	Tenant allowances paid on 1.9 million square feet for the quarter ended March 31, 2020 and 3.3 million for the quarter ended March 31, 2019.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
May 7	May 29	June 30	$0.3325
February 5	February 28	March 31	0.3325
2019
November 4	November 29	December 31	$0.3300
August 1	August 30	September 30	0.3300
May 6	May 31	June 28	0.3300
February 6	February 28	March 29	0.3300

Class B Stock Dividend

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the three months ended March 31, 2020. Our Board of Directors declared dividends on these classes of stock during 2019 as follows:

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

Preferred Stock Dividends

On February 13, 2013, GGP issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. In connection with the BPY Transaction, each share was converted into one share of 6.375% Series A Preferred Stock. Our Board of Directors declared preferred stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
May 7	June 15, 2020	July 1, 2020	$0.3984
February 5	March 15, 2020	April 1, 2020	0.3984
2019
November 4	December 13, 2019	January 1, 2020	$0.3984
August 1	September 13, 2019	October 1, 2019	0.3984
May 6	June 14, 2019	July 1, 2019	0.3984
February 6	March 15, 2019	April 1, 2019	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.0 million for the three months ended March 31, 2020 and $10.0 million for the three months ended March 31, 2019. Significant components of net cash provided by operating activities include:

•	in 2020, Net (loss) income of $(100.4) million;

•	in 2020, depreciation and amortization of $157.3 million;

•	in 2020, unconsolidated real estate affiliates - gain on investment, net of $(12.6) million;

•	in 2019, Net (loss) income of $38.3 million;

•	in 2019, depreciation and amortization of $118.8 million; and

•	in 2019, unconsolidated real estate affiliates - gain on investment, net of $(104.4) million.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $11.3 million for the three months ended March 31, 2020 and $(125.1) million for the three months ended March 31, 2019. Significant components of net cash provided by (used in) investing activities include:

•	in 2020, development of real estate and property improvements of $(83.6) million;

•	in 2020, proceeds from sales of investment properties and unconsolidated real estate affiliates of $81.0 million;

•	in 2020, distributions received from unconsolidated real estate affiliates in excess of income of $34.7 million;

•	in 2019, development of real estate and property improvements of $(144.9) million;

•	in 2019, proceeds from repayment of loans to joint venture partners of $18.0 million;

•	in 2019, loans to affiliates of $(332.0) million;

•	in 2019, proceeds from repayment of loans to affiliates of $330.0 million;

•	in 2019, distributions received from unconsolidated real estate affiliates in excess of income of $27.8 million; and

•	in 2019, proceeds from sales of investment properties and unconsolidated real estate affiliates of $12.0 million.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $(10.9) million for the three months ended March 31, 2020 and $57.6 million for the three months ended March 31, 2019. Significant components of net cash provided by (used in) financing activities include:

•	in 2020, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $246.0 million;

•	in 2020, principal payments on mortgages, notes, and loans payable of $(222.7) million;

•	in 2020, payment received on note receivable of $31.7 million

•	in 2020, buyback of Class A Stock of $(15.9) million;

•	in 2020, series K preferred units redemptions of $(28.4) million;

•	in 2020, cash distributions paid to stockholders of $(20.5) million;

•	in 2019, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $956.8 million;

•	in 2019, principal payments on mortgages, notes, and loans payable of $(55.5) million;

•	in 2019, buyback of Class A Stock of $(95.0) million;

•	in 2019, buyback of combined Class B Stock of $(224.5) million; and

•	in 2019, cash distributions paid to stockholders of $(501.3) million.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated interim financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the preparation of the consolidated financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements is included in our Annual Report in Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2020, there were no significant changes to these policies, except for the policies related to the application of lease modification guidance in Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842", "Topic 842", or "the new leasing standard") as a result of the COVID-19 pandemic as described in Note 2 and below.

Topic 842 - Lease Modification Q&A

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Topic 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board ("FASB") staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.

The Lease Modification Q&A has no impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020. The Company will decide in the second fiscal quarter of 2020 whether it will apply such relief to avail itself of the election to avoid performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less.  The possible impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of agreeing to such concessions.

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

Non-GAAP Supplemental Financial Measures and Definitions

Funds From Operations ("FFO")

The Company determines FFO based upon the definition set forth by Nareit. The Company determines FFO to be its share of consolidated net income (loss) attributable to Brookfield Property REIT Inc. computed in accordance with GAAP, adjusted for real estate related depreciation and amortization, amortization of above and below market rent on ground leases, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon the Company's economic ownership interest, and all determined on a consistent basis in accordance with GAAP.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

In order to provide a better understanding of the relationship between the Company's non-GAAP financial measures of FFO, a reconciliation of GAAP net income attributable to BPYU to FFO has been provided. The Company’s non-GAAP financial measure does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to GAAP net income (loss) attributable to BPYU and is not necessarily indicative of cash flow. In addition, the Company has presented such financial measures on a consolidated and unconsolidated basis (at the Company's proportionate share) as the Company believes that given the significance of the Company's operations that are owned through investments accounted for by the equity method of accounting, the detail of the operations of the Company's unconsolidated properties provides important insights into the income and FFO produced by such investments.

The following table reconciles GAAP net income attributable to BPYU to FFO for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Net (Loss) Income Attributable to BPYU	$(81,827)	$31,650
Unconsolidated Real Estate Affiliates - gain on investment	—	(104,354)
Gain on sales of investment properties	(6,759)	(5,511)
Above and below market ground rent	1,566	—
Preferred stock dividends	(3,984)	(3,984)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	152,588	113,970
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	117,659	138,408
Allocation of noncontrolling interests (1)	(26,269)	(11,888)
FFO	$152,974	$158,291

(1)
Noncontrolling interest holders' share of adjustments including depreciation, impairment, gain from changes in control of investment properties and other, Unconsolidated Real Estate Affiliates - gain on investment and gain on sales of investment properties.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements that do not relate to historical or current facts or matters are forward-looking statements. When used, the words "may," "will," "seek," "expects," "anticipates," "believes," "targets," "intends," "should," "estimates," "could," "continue," "assume," "projects," "plans," or similar expressions, are intended to identify forward-looking statements. Although we believe the expectations reflected in any forward-looking statement are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors, including the recent novel coronavirus outbreak. Our future results may be impacted by risks associated with a global pandemic caused by COVID-19 and the related global reduction in commerce and travel and substantial volatility in stock markets worldwide, which may result in a decrease of cash flows and impairment losses on our investments and real estate properties, and we may be unable to achieve our expected returns. Accordingly, investors should use caution in relying on forward-looking statements.

Some of the other risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	the market price of BPY units and the combined business performance of BPY as a whole;

•	general volatility of conditions affecting the retail sector;

•	our inability to acquire and maintain tenants or to lease space on terms favorable to us;

•	risks related to the bankruptcy or store closures of national tenants with chains of stores in many of our properties;

•	our inability to sell real estate quickly;

•	risks related to perceptions by retailers and shoppers of the convenience and attractiveness of our retail properties;

•	risks related to the development, expansion and acquisitions of properties;

•	risks related to competition in our business;

•	risks related to natural disasters, pandemics/epidemics or terrorist attacks;

•	risks related to cyber and data security breaches or information technology failures;

•	environmental uncertainties and related costs, including costs resulting from uninsured potential losses;

•	general risks related to inflation or deflation;

•	risks relating to impairment charges for our real estate assets;

•	risks related to conflicts of interest with BPY and our status as a "controlled company" within the meaning of the rules of Nasdaq;

•	our dependence on our subsidiaries for cash;

•
risks related to our joint venture partners, including risks related to conflicts of interests, potential bankruptcies, tax-related obligations and financial support relating to such joint venture partners;

•	our inability to maintain status as a REIT, and possible adverse changes to tax laws;

•	risks related to our indebtedness and debt restrictions and covenants;

•	our inability to refinance, extend, restructure or repay near and indeterminate debt;

•	our inability to raise capital through financing activities or asset sales; and

•	risks related to the structure and trading of Class A Shares.

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

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In July 2017, the Financial Conduct Authority ("FCA") announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR. The Company is not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

ITEM 4        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the persons performing the functions of principal executive and principal financial officers for us pursuant to the Master Services Agreement, dated August 27, 2018, among us, BAM and other parties thereto (the "Master Services Agreement"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on that evaluation, the persons performing the functions of principal executive and principal financial officers for us pursuant to the Master Services Agreement have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A    RISK FACTORS

The following risk factors supplement the risk factors described under Part I, Item 1A. "Risk Factors in our Annual Report, and should be read in conjunction with the other risk factors presented in the Annual Report.

In the near term, we expect to be impacted by the ongoing and developing COVID-19 pandemic, which has interrupted business activities and supply chains; disrupted travel; contributed to significant volatility in the financial markets, resulting in a general decline in equity prices and lower interest rates; impacted social conditions; and adversely impacted local, regional, national and international economic conditions, as well as the labor markets.

Public Health Risk

Our business could be materially adversely affected by the effects of the COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases. As a result of the rapid spread of COVID-19, many companies and various governments have imposed restrictions on business activity and travel which may continue and could expand. Business has slowed around the globe including in our retail business, and there can be no assurance that strategies to address potential disruptions in operations will mitigate the adverse impacts related to the outbreak. Given the ongoing and dynamic nature of the circumstances surrounding COVID-19, it is difficult to predict how significant the impact of this coronavirus outbreak, including any responses to it, will be on the global economy, our company and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity of this coronavirus and actions taken to contain the COVID-19 or its impact, among others. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our business, financial position, results of operations or cash flows.

We operate in industries or geographies impacted by COVID-19. Many of these are facing financial and operational hardships due to COVID-19 and responses to it. Adverse impacts on our business may include:

•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•
a slowdown in business activity may severely impact our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to fund their business operations, meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•	an increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such lease will be executed;

•	reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending; and

•
expected completion dates for our development and redevelopment projects may be subject to delay as a result of local economic conditions that may continue to be disrupted as a result of the COVID-19 pandemic.

If these and potential other disruptions caused by COVID-19 continue, our business could be materially adversely affected.

Credit Risk

The recent COVID-19 outbreak has increased the risk in the near-term of our tenants’ ability to fulfill lease commitments, which has been materially impacted by retail store closures, quarantines and stay-at-home orders. Many of our tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts.

Lease Roll-over Risk

Lease roll-over risk arises from the possibility that we may experience difficulty renewing leases as they expire or in re-leasing space vacated by tenants upon early lease expiry. Due to COVID-19, we may experience an increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such leases will be executed could be impacted.

Economic Risk

Real estate is relatively illiquid and may be even more illiquid in the context of an economic downturn that may result from the COVID-19 pandemic. Such illiquidity may limit our ability to vary our portfolio promptly in response to changing economic or investment conditions. Also, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the markets in which we operate.

Interest Rate and Financing Risk

We have an on-going need to access debt markets to refinance maturing debt as it comes due. There is a risk that lenders will not refinance such maturing debt on terms and conditions acceptable to us or on any terms at all. This risk may be increased as a result of disrupted market conditions resulting from the COVID-19 pandemic. Our strategy to stagger the maturities of our mortgage portfolio attempts to mitigate our exposure to excessive amounts of debt maturing in any one year and to maintain relationships with a large number of lenders to limit exposure to any one counterparty.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2020	$—		$—	$—	(1)
February 1 - February 29, 2020	855,000	(3)	18.5167	—	(1)
March 1 - March 31, 2020	—		—	—	(1)
Total	$855,000		$18.5167	$—	(2)

(1)
On August 1, 2019, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.

(2)
As of March 31, 2020, the number of shares of Class A Stock comprising 10% of the Company's public float was greater than 5% of the Company's issued and outstanding Class A Stock, and was equal to 5,592,800 shares of Class A Stock. As of March 31, 2020, 5,195,575 shares of Class A Stock were available for repurchase under the Company's stock repurchase plan.

(3)
The 855,000 shares of Class A Stock were repurchased by the Company and deposited in a trust account maintained by the Company's transfer agent for the benefit of individuals who have received grants of restricted shares of Class A Stock. Shares will be released to such individuals upon vesting in accordance with the terms of the Brookfield Property Group Restricted BPR Class A Stock Plan and the applicable award agreements. These shares were repurchased at an average price of 18.5167, for an aggregate purchase price of $15.83 million.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

None.

ITEM 6     EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

31.1*	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

*	Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookfield Property REIT Inc.

Date: May 11, 2020	By:	/s/ Michelle Campbell
Michelle Campbell
Secretary

Date: May 11, 2020	By:	/s/ Bryan K. Davis
Bryan K. Davis
Chief Financial Officer*
Brookfield Property Group LLC

*
Mr. Davis performs the functions of chief financial officer for Brookfield Property REIT Inc. (the "Company") pursuant to a Master Services Agreement, dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.