Form 10-Q
period 2020-06-30
Brookfield Property REIT Inc.
filed 2020-08-10
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2020

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
☐ Yes    ☒ No

The number of shares of Class A Stock, $.01 par value, outstanding on August 5, 2020 was 55,234,856.

Brookfield Property REIT Inc.

PART I  FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

Brookfield Property REIT Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	December 31, 2019
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,725,551	$3,659,595
Buildings and equipment	14,262,736	14,020,589
Less accumulated depreciation	(2,787,621)	(2,569,911)
Construction in progress	207,938	160,443
Net property and equipment	15,408,604	15,270,716
Investment in Unconsolidated Real Estate Affiliates	4,495,267	4,634,292
Net investment in real estate	19,903,871	19,905,008
Cash and cash equivalents	209,689	197,829
Accounts receivable, net	517,209	234,928
Notes receivable	42,041	76,310
Deferred expenses, net	173,375	188,591
Prepaid expenses and other assets (see Notes 7 and 14)	746,888	745,060
Deferred tax assets, net	623,022	625,660
Total assets	$22,216,095	$21,973,386
Liabilities:
Mortgages, notes and loans payable (including related party debt - see Note 6)	$16,600,275	$15,902,894
Investment in Unconsolidated Real Estate Affiliates	130,958	125,565
Accounts payable and accrued expenses (see Notes 7 and 15)	1,006,741	1,027,130
Dividend payable	21	21
Junior subordinated notes	206,200	206,200
Total liabilities	17,944,195	17,261,810
Redeemable Class A equity interests	1,172,745	1,354,234
Redeemable noncontrolling interests	61,837	62,235
Total redeemable interests	1,234,582	1,416,469
Equity:
Class B Stock & Series B Preferred Stock (collectively, "Combined Class B Stock"): 5,907,500,000 shares authorized, $0.01 par value, 499,153,548 and 493,665,297 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively (see Note 9)	4,992	4,937
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of June 30, 2020 and December 31, 2019	6,401	6,401
Preferred Stock: 500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	242,042	242,042
Additional paid-in capital	6,788,182	6,670,844
Accumulated deficit	(5,361,146)	(5,076,455)
Accumulated other comprehensive loss	(101,715)	(85,402)
Total stockholders' equity	1,578,756	1,762,367
Noncontrolling interests in Consolidated Real Estate Affiliates	15,085	26,210
Noncontrolling interests of the Operating Partnership	1,443,477	1,506,530
Total equity	3,037,318	3,295,107
Total liabilities, redeemable interests and equity	$22,216,095	$21,973,386

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Revenues:
Rental revenues, net	$341,073	$314,239	$692,902	$637,259
Management fees and other corporate revenues	26,565	38,050	61,903	79,238
Other	6,827	8,743	23,290	20,918
Total revenues	374,465	361,032	778,095	737,415
Operating Expenses:
Real estate taxes	48,656	42,374	96,463	83,229
Property maintenance costs	6,414	6,335	15,560	16,396
Marketing	1,641	921	2,405	1,825
Other property operating costs	37,262	41,076	87,083	84,498
Property management and other costs	57,524	59,247	118,499	115,301
General and administrative	5,002	5,320	9,892	10,733
Costs related to the BPY Transaction	—	840	—	9,179
Provision for impairment	71,455	184,347	71,455	184,347
Depreciation and amortization	162,896	118,382	320,242	237,181
Total operating expenses	390,850	458,842	721,599	742,689
Interest and dividend income	763	2,891	3,859	11,313
Interest expense	(163,964)	(158,845)	(342,766)	(313,551)
Gain on extinguishment of debt	14,320	—	14,320	—
Loss from changes in control of investment properties and other, net	(15,433)	—	(15,433)	—
Loss before income taxes, equity in loss of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	(180,699)	(253,764)	(283,524)	(307,512)
Benefit from (provision for) income taxes	6,640	(3,503)	1,212	(7,953)
Equity in loss of Unconsolidated Real Estate Affiliates	(56,426)	(7,838)	(61,269)	(15,711)
Unconsolidated Real Estate Affiliates - (loss) gain on investment, net	(1,120)	—	11,527	104,354
Net loss	(231,605)	(265,105)	(332,054)	(226,822)
Allocation to noncontrolling interests	22,555	37,885	41,177	31,252
Net loss attributable to Brookfield Property REIT Inc.	$(209,050)	$(227,220)	$(290,877)	$(195,570)
Class A Stock Earnings Per Share (See Note 10):
Basic & Diluted Earnings Per Share	$0.3325	$0.3300	$0.6650	$0.6600

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Comprehensive Income (Loss), Net:
Net (loss) income	$(231,605)	$(265,105)	$(332,054)	$(226,822)
Other comprehensive income (loss)
Foreign currency translation	(3,612)	1,131	(17,993)	727
Net unrealized gain (losses) on other financial instruments	56	8	54	(48)
Other comprehensive income (loss)	(3,556)	1,139	(17,939)	679
Comprehensive (loss) income	(235,161)	(263,966)	(349,993)	(226,143)
Comprehensive loss (income) allocated to noncontrolling interests	24,181	37,885	42,803	31,252
Comprehensive (loss) income attributable to Brookfield Property REIT Inc.	$(210,980)	$(226,081)	$(307,190)	$(194,891)

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2019	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$1,553,596	$2,775,422	$2,305,895

Net income (loss)					(259,617)		(34,288)	(293,905)	64,047
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(61,703)	(61,703)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(3,204)	(3,204)
Buyback of Class A Stock					3,275			3,275	(114,542)
Buyback of Class B-1 Stock	(105)			(158,517)	(65,902)			(224,524)
Series K Preferred Unit redemption					923		(544)	379
Long Term Incentive Plan & Stock Option Expense					430			430
Restricted stock grants, net (14,214 Class A Stock)								—	5,298
Preferred stock dividend ($0.7968 per share)					(7,968)			(7,968)
Other comprehensive loss						679		679
Class A Conversion to Class B-1 (24,873,824 Class A Shares converted to 22,128,255 Class B-1 Shares)	222			473,102	49,029			522,353	(522,350)
Dividends on Class A Stock ($0.66 per share)									(64,047)
Dividends on Combined Class B Stock (Refer to Note 9)					(651,098)			(651,098)

Balance at June 30, 2019	$4,664	$6,401	$242,042	$6,087,409	$(5,652,263)	$(81,974)	$1,453,857	$2,060,136	$1,674,301

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at April 1, 2019	$4,497	$6,401	$242,042	$5,731,469	$(5,233,154)	$(83,113)	$1,510,010	$2,178,152	$2,069,999

Net income (loss)					(257,231)		(39,307)	(296,538)	30,011
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(14,708)	(14,708)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(2,138)	(2,138)
Long-Term Incentive Plan & Stock Option Expense					430			430
Buyback of Class A Stock								—	(16,266)
Preferred stock dividend ($0.3984 per share)					(3,984)			(3,984)
Other comprehensive loss						1,139		1,139
Restricted stock expense, net of forfeitures (10,948 Class A Stock)								—	2,176
Class A Conversion to Class B-1 (18,171,862 Class A Shares converted to 16,648,280 Class B-1 Shares)	167			355,940	25,504			381,611	(381,608)
Dividends on Class A Stock ($0.33 per share)					—			—	(30,011)
Dividends on Combined Class B Stock (Refer to Note 9)					$(183,828)			(183,828)

Balance at June 30, 2019	$4,664	$6,401	$242,042	$6,087,409	$(5,652,263)	$(81,974)	$1,453,857	$2,060,136	$1,674,301

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2020	$4,937	$6,401	$242,042	$6,670,844	$(5,076,455)	$(85,402)	$1,532,740	$3,295,107	$1,354,234

Net income (loss)					(330,432)		(42,993)	(373,425)	39,555
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(132)	(132)
Buyback of Class A Stock					2,082			2,082	(17,955)
Series K Preferred Unit redemption					1,879		(29,427)	(27,548)
Long Term Incentive Plan & Stock Option Expense					31			31
Preferred stock dividend ($0.7968 per share)					(7,969)			(7,969)
Other comprehensive loss						(16,313)	(1,626)	(17,939)
Restricted stock grants, net of forfeitures (806,275 Class A Stock)				—				—	3,577
Class A Conversion to Class B-1 (7,957,603 Class A Shares converted to 5,488,251 Class B-1 Shares)	55			117,338	49,718			167,111	(167,111)
Dividends on Class A Stock ($0.6650 per share)								—	(39,555)

Balance at June 30, 2020	$4,992	$6,401	$242,042	$6,788,182	$(5,361,146)	$(101,715)	$1,458,562	$3,037,318	$1,172,745

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at April 1, 2020	$4,988	$6,401	$242,042	$6,781,031	$(5,135,194)	$(99,784)	$1,484,038	$3,283,522	$1,183,669

Net income (loss)					(228,098)		(23,461)	(251,559)	19,048
Distributions to noncontrolling interests in consolidated Real Estate Affiliates and Operating Partnership								—
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							63	63
Buyback of Class A Stock								—
Series K Preferred Unit redemption					11		(452)	(441)
Long Term Incentive Plan & Stock Option Expense					31			31
Preferred stock dividend ($0.3984 per share)					(3,985)			(3,985)
Other comprehensive loss						(1,931)	(1,626)	(3,557)
Restricted stock grants, net of forfeitures (8,427 Class A Stock forfeitures)								—	2,320
Class A Conversion to Class B-1 (630,686 Class A Shares converted to 334,503 Class B-1 Shares)	4			7,151	6,089			13,244	(13,244)
Dividends on Class A Stock ($0.33 per share)								—	(19,048)
Dividends on Combined Class B Stock (Refer to Note 9)					—			—

Balance at June 30, 2020	$4,992	$6,401	$242,042	$6,788,182	$(5,361,146)	$(101,715)	$1,458,562	$3,037,318	$1,172,745

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Cash Flows (used in) provided by Operating Activities:
Net (loss) income	$(332,054)	$(226,822)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss of Unconsolidated Real Estate Affiliates	61,269	15,711
Distributions received from Unconsolidated Real Estate Affiliates	24,993	39,610
Provision for doubtful accounts	19,728	3,746
Depreciation and amortization	320,242	237,181
Amortization/write-off of deferred finance costs	16,391	15,398
Accretion/write-off of debt market rate adjustments	(719)	(831)
Amortization of intangibles other than in-place leases	2,353	(4,107)
Amortization of right-of-use assets	5,250	2,403
Straight-line rent amortization	(4,186)	(3,949)
Deferred income taxes	2,638	6,354
Unconsolidated Real Estate Affiliates - loss on investment, net	(11,527)	(104,354)
Loss from changes in control of investment properties and other, net	15,433	—
Provision for impairment	71,455	184,347
Gain on extinguishment of debt	(14,320)	—
Net changes:
Accounts and notes receivable, net	(282,131)	(6,159)
Prepaid expenses and other assets (see Notes 7 and 14)	(20,464)	4,603
Deferred expenses, net	(776)	(8,352)
Accounts payable and accrued expenses (see Notes 7 and 15)	(23,997)	(59,240)
Other, net	(4,202)	5,728
Net cash (used in) provided by operating activities	(154,624)	101,267
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	—	(16,596)
Development of real estate and property improvements	(159,482)	(291,244)
Loans to affiliates	—	(95,947)
Loans to joint venture and joint venture partners	—	(330,000)
Proceeds from repayment of loans to affiliates	—	330,000
Proceeds from repayment of loans to joint venture and joint venture partners	—	18,020
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	81,024	12,000
Contributions to Unconsolidated Real Estate Affiliates	(54,917)	(144,213)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	30,933	256,075
Net cash (used in) provided by investing activities	(102,442)	(261,905)
Cash Flows provided by (used in) Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable (including related party debt - see Note 6)	661,000	2,492,339
Principal payments on mortgages, notes and loans payable - (including related party debt - see Note 6)	(328,895)	(1,238,657)
Payment of deferred finance costs	34	(14,549)
Buyback of Class A Stock	(15,873)	(111,266)
Buyback of Combined Class B Stock	—	(224,524)
Series K preferred unit redemptions	(27,946)	(14,556)
Cash contributions from noncontrolling interests in consolidated real estate affiliates	31,688	—
Cash distributions to noncontrolling interests in consolidated real estate affiliates	—	(52,058)
Cash distributions paid to stockholders	(39,555)	(715,144)
Cash distributions paid to preferred stockholders	(7,969)	(7,969)
Cash distributions and redemptions paid to unit holders	(2,209)	(3,781)
Net cash provided by (used in) financing activities	270,275	109,835
Net change in cash, cash equivalents and restricted cash	13,209	(50,803)
Cash, cash equivalents and restricted cash at beginning of period	275,512	298,693
Cash, cash equivalents and restricted cash at end of period	$288,721	$247,890

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$326,120	$315,548
Interest capitalized	3,462	12,067
Income taxes paid	1,059	5,256
Accrued capital expenditures included in accounts payable and accrued expenses	262,136	260,636
Cash paid for amounts included in the measurement of lease liabilities	4,639	4,379
Recognition of right-of-use asset	—	75,504
Lease liabilities arising from obtaining right-of-use lease asset	—	75,504
Straight-line ground rent asset reclassed to right-of-use asset	—	53,779
Straight-line ground rent liability reclassed to right-of-use asset	—	3,817
Straight-line building rent liability reclassed to right-of-use asset	—	3,599
Non-cash transfer of legal rights for Coronado Center Mall (Refer to Note 3)	—	53,100

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

General

Brookfield Property REIT Inc. (referred to herein as "BPYU" or the "Company"), formerly known as GGP Inc. ("GGP"), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust ("REIT").

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

BPYU is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. In these notes, the terms "we," "us" and "our" refer to BPYU and its subsidiaries. BPYU, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of June 30, 2020, we were the owner, either entirely or with joint venture partners, of 122 retail properties in the United States.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of June 30, 2020, BPYU held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through BPR REIT Services LLC ("BPRRS"), Brookfield Properties Retail Inc. ("BPRI") and General Growth Management, Inc. ("GGMI"). Each of GGMI and BPRI is a taxable REIT subsidiary ("TRS"), which earn real estate management, leasing, development, and financing fees for other ancillary services for a majority of our Unconsolidated Real Estate Affiliates (defined below) and for substantially all of our Consolidated Properties (defined below). BPRI also serves as a contractor to GGMI for these services. BPRRS generally provides financial, accounting, tax, legal, development, and other services to our Consolidated Properties.

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of June 30, 2020
Tenant leases:
In-place value	$320,909	$(83,423)	$237,486

As of December 31, 2019
Tenant leases:
In-place value	$311,838	$(72,658)	$239,180

The above-market tenant leases are included in prepaid expenses and other assets (Note 14); the below-market tenant leases are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization/accretion effect on continuing operations	$(16,097)	$(4,599)	$(45,155)	$(9,781)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2020 Remaining	$24,971
2021	39,860
2022	32,124
2023	25,479
2024	19,935

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

The new leasing standard requires lessees to record a right-of-use ("ROU") asset and a related lease liability for the rights and obligations associated with all lessee leases. Accounting Standards Codification ("ASC") 842 also modified the lease classification criteria through the elimination of "bright-line" tests, the removal of historical real estate specific lease provisions, and changes to lessor accounting to align with the new revenue recognition standard ASC 606, Revenue from Contracts with Customers.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

We elected to use the following additional practical expedients permitted by the new leasing standard:
•The short-term lease election that allows a lessee not to apply the balance sheet recognition requirements to leases with a term of 12 months or less; lease payments associated with these leases are recognized on a straight-line basis as an expense over the lease term and are not material.
•The practical expedient which allows a lessee to not separate lease and non-lease components. We have elected to apply this election to all classes of underlying assets.

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

Our current lessee lease portfolio is comprised primarily of operating leases. If we enter into a finance lease, the new leasing standard requires us to initially recognize and measure these leases using the same method as described above for operating leases. Subsequent to initial recognition, each lease payment would be allocated between interest expense and a reduction of the lease liability. This expense would be recognized over the lease term using the interest method to produce a constant periodic rate of interest on the remaining balance of the liability for each period and would be included in interest expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). The ROU asset would be amortized on a straight-line basis over the lease term, with depreciation recorded in depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The ROU assets in our operating leases are evaluated for impairment in a manner similar to our operating properties, as described below under "Impairment".

Lessor arrangements
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of June 30, 2020, we do not have any material sales-type or direct financing leases.
For operating leases with minimum scheduled rent increases, we recognize rental income on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments (and, if applicable, any amounts necessary to satisfy a residual value guarantee) is probable. Variable lease payments are recognized as rental income in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Variable lease payments include overage rent, which is paid by a tenant when the tenant's sales exceed an agreed upon minimum amount, is recognized once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease.

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

Recognizing rental and related income on a straight-line basis results in a difference in the timing of revenue recognition from what is contractually due from tenants. Straight-line rents are recorded in accounts receivable, net in our Consolidated Balance Sheets. For leases where collectability of substantially all the lease payments is probable, we establish an allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible. Such estimates are based on our previous recovery experience and expectations of future lease concessions. Lease concessions are generally considered a lease modification and thus are recognized prospectively over the remaining lease term. However, the Company does include its estimate of potential lease concessions when establishing its general reserve, based on its best estimates of total lease concessions expected, recognizing the portion of the total concession that is deemed attributable to the current period through consideration of weighted average remaining lease terms. Changes in the general allowance are recognized in rental income on our Consolidated Statements of Operations and Comprehensive Income (Loss). If we determine that collectability of substantially all the lease payments is not probable, we record a current-period adjustment to rental income to amount of cash collected from the lessee. This adjustment effectively reduces cumulative income recognized since lease commencement from an accrual basis to cash basis. In addition, future revenue recognition is limited to amounts paid by the lessee. We will generally return to an accrual basis of accounting, if and when, all delinquent payments become current under the terms of the lease agreement and collectability of substantially all the remaining contractual lease payments is reasonably probable.

With respect to our consolidated properties, for the three and six months ended June 30, 2020, we have recorded $19.6 million and $22.9 million, respectively, associated with potentially uncollectible revenues, which includes $5.0 million and

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

$5.0 million, respectively, for straight-line rent receivables. With respect to our Unconsolidated Real Estate Affiliates, for the three and six months ended June 30, 2020, our Unconsolidated Real Estate Affiliates have recorded $28.0 million and $33.6 million, respectively, associated with potentially uncollectible revenues, which includes $7.0 million and $7.1 million, respectively, for straight-line rent receivables. Of these amounts for the three and six months ended June 30, 2020, our share totaled $12.7 million and $15.2 million, respectively, which includes $3.3 million and $3.3 million, respectively, for straight-line rent receivables.

As of June 30, 2020, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, has collected approximately 30% of second quarter rents, and collections continue to increase subsequent to quarter end. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance, although we have not executed a significant number of agreements. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees from affiliates	$26,565	$38,050	$61,903	$79,238
Management fee expense	(5,619)	(12,013)	(16,904)	(24,530)
Net management fees from affiliates	$20,946	$26,037	$44,999	$54,708

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Management Fee Expense

Following the BPY Transaction, certain Brookfield Asset Management Inc. ("BAM")-owned entities provide certain management and administration services to BPYU. BPYU and its affiliates pay a management fee based on market capitalization and metrics defined by management. For the first twelve months following closing of the BPY Transaction, BAM agreed to waive management fees payable by BPYU. Amounts payable for the three and six months ended June 30, 2020 were $3.4 million and $7.9 million, respectively.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the three and six months ended June 30, 2020 and 2019.

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

During the three and six months ended June 30, 2020, we recorded a $71.5 million impairment charge on our Consolidated Statements of Comprehensive Income (Loss) related to one operating property.

During the three and six months ended June 30, 2019, we recorded a $184.3 million impairment charge on our Consolidated Statements of Comprehensive Income (Loss) related to one operating property as a result of a significant decrease in market leasing assumptions.

A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of June 30, 2020 was based on the most current information available to the Company. Based upon current market conditions,

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future.

Investment in Unconsolidated Real Estate Affiliates

A series of operating losses of an investee or other factors may indicate that an other-than-temporary decline in value of our investment in an Unconsolidated Real Estate Affiliate has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for valuation declines below the carrying amount. Accordingly, in addition to the property-specific impairment analysis that we performed for such joint ventures (as part of our operating property impairment process described above), we also considered whether there were other-than-temporary declines with respect to the carrying values of our Unconsolidated Real Estate Affiliates. Refer to Note 5 for more information.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $1.1 billion and $715.0 million outstanding under our credit facility as of June 30, 2020 and December 31, 2019, respectively.

Recently Issued Accounting Pronouncements

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic ("COVID-19" or "the global economic shutdown" or "the shutdown"), lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the Financial Accounting Standards Board ("FASB") staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the global economic shutdown. Under existing lease guidance, economic relief that is agreed to or negotiated outside of the original lease agreement is typically considered a lease modification, in which case both the lessee and lessor would be required to apply the respective modification frameworks. However, if the lessee was entitled to the economic relief because of either contractual or legal rights, the relief would be accounted for outside of the modification framework. Although the original lease modification guidance in ASC 842, Leases remain appropriate to address routine lease modifications, the Lease Modification Q&A established a different framework to account for certain lease concessions granted in response to the global economic shutdown. The Lease Modification Q&A allows the Company, if certain criteria have been met, to make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. Such election is required to be applied consistently to leases with similar characteristics and similar circumstances.

The Company has elected to apply such relief and will avail itself of the election to treat leases as lease modifications, thereby avoiding performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the shutdown and (2) result in the cash flows remaining substantially the same or less than the original contract.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This temporary guidance is effective as of March 12, 2020 through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). The Company has not adopted any of the optional expedients or exceptions as of June 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

NOTE 3  ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On May 27, 2020, the Company completed a restructuring with respect to Water Tower Place with its joint venture partner for nominal consideration and assumption of the partner’s share of the debt, resulting in the Company obtaining control of the entity with a total ownership percentage for the Company of 93.93%. Accordingly, the Company recognized a loss of $15.4 million included in loss from changes in control of investment properties on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020.

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

On February 21, 2020, the Company completed the sale of eight outparcels for a gross sales price of $12.1 million, which resulted in a gain of $7.8 million included in Other Revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020. All of the eight outparcels were located at consolidated entities.

On February 7, 2020, our joint venture partner at the SoNo Collection contributed $70.8 million in additional capital to the joint venture, resulting in a dilution of the Company’s ownership interest from 17.0% to 12.9%.

On January 14, 2020, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 758,725 shares of Common Stock in Allied Esports Entertainment, Inc. (par value $0.01 per share) at a price of $6.59 per share, for a $5.0 million total investment. The investment was marked to fair value as of June 30, 2020, which resulted in a gain of $0.4 million and a loss of

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

$3.4 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020, respectively. This investment resulted in a 3.2% ownership interest in Allied Esports Entertainment, Inc. The investment is accounted for at fair value as the Company has neither control nor significant influence over Allied Esports Entertainment, Inc. and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On January 9, 2020, the Company completed the sale of its 27.0% interest in Aero OpCo LLC ("Aeropostale") for a gross sales price of $36.0 million, which resulted in a gain on the sale of $15.1 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020.

On January 9, 2020, the Company completed the sale of its 1.2% interest in Authentic Brands Group LLC ("ABG") for a gross sales price of $33.5 million, which resulted in a gain on the sale of $1.4 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020.

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

In connection with the formation of the BPR-FF JV LLC joint venture described below, the Company agreed to use reasonable efforts to cause a transfer to BPRFF JV LLC of the legal rights it held in the Seritage Venture at Coronado Center Mall at an agreed upon value of $53.1 million. On April 9, 2019, the Company transferred its rights in the Sears Anchor Parcel at Coronado Center Mall to Coronado Center LLC. No gain or loss was recognized on the transaction.

On January 7, 2019, the Company completed the sale of its 12.0% interest in Bayside Marketplace for a sales price of $42.0 million. Due to cumulative distributions received in excess of its investment, the Company had a liability balance associated with its investment in Bayside Marketplace. Accordingly, the Company recognized a gain of $104.4 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2019.

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded. During the three and six months ended June 30, 2020, we recognized $71.5 million in impairment charges. During the three and six months ended June 30, 2019, we recognized $184.3 million in impairment charges.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Three and six months ended June 30, 2020
Investments in real estate (1)	$86,337	$—	$—	$86,337	$71,455
Three and six months ended June 30, 2019
Investments in real estate (1)	$180,394	$—	$—	$180,394	$184,347
(1) The impairment recorded on the Investments in real estate balance represents a loss incurred at a consolidated property. Refer to Note 5 for information regarding the impairment loss recorded on our Unconsolidated Real Estate Affiliates.

Unobservable Quantitative Input	Rate
Three and six months ended June 30, 2020
Discount rate	10.75%
Terminal capitalization rate	9.50%
Three and six months ended June 30, 2019
Discount rates	5.50%
Terminal capitalization rate	4.00%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$8,880,100	$8,800,443	$8,627,332	$8,631,704
Variable-rate debt	7,720,175	7,763,613	7,275,562	7,355,744
	$16,600,275	$16,564,056	$15,902,894	$15,987,448

(1)  Includes net market rate adjustments of $3.9 million and deferred financing costs of $115.7 million, net.
(2) Includes net market rate adjustments of $4.7 million and deferred financing costs of $131.8 million, net.

The fair value of our junior subordinated notes approximates their carrying amount as of June 30, 2020 and December 31, 2019. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	June 30, 2020	December 31, 2019
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$3,467,249	$3,458,485
Buildings and equipment	21,988,301	22,119,745
Less accumulated depreciation	(4,407,139)	(4,303,109)
Construction in progress	406,748	657,170
Net investment in real estate	21,455,159	21,932,291
Cash and cash equivalents	525,362	662,879
Accounts receivable, net	654,513	344,946
Notes receivable	23,335	22,497
Deferred expenses, net	409,466	428,460
Prepaid expenses and other assets	581,444	692,407
Total assets	$23,649,279	$24,083,480
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$14,775,729	$15,173,099
Accounts payable, accrued expenses, and other liabilities	927,494	1,079,915
Cumulative effect of foreign currency translation ("CFCT")	(32,450)	(9,985)
Owners' equity, excluding CFCT	7,978,506	7,840,451
Total liabilities and owners' equity	$23,649,279	$24,083,480
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$7,946,056	$7,830,466
Less: joint venture partners' equity	(4,450,292)	(4,357,244)
Plus: excess investment/basis differences	833,495	954,262
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	4,329,259	4,427,484
Investment in Unconsolidated Real Estate Affiliates, net (securities)	35,050	57,061
Retail investment, net	—	24,182
Investment in Unconsolidated Real Estate Affiliates, net	$4,364,309	$4,508,727
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$4,495,267	$4,634,292
Liability - Investment in Unconsolidated Real Estate Affiliates	(130,958)	(125,565)
Investment in Unconsolidated Real Estate Affiliates, net	$4,364,309	$4,508,727

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Condensed Combined Statements of Income (Loss) - Unconsolidated Real Estate Affiliates
Revenues:
Rental revenues, net	$493,673	$621,741	$1,044,268	$1,262,777
Condominium sales	—	—	16,215	—
Other	7,810	18,470	25,955	33,836
Total revenues	501,483	640,211	1,086,438	1,296,613
Operating Expenses:
Real estate taxes	52,681	60,461	111,040	122,582
Property maintenance costs	10,728	12,463	23,658	28,140
Marketing	2,788	3,745	9,114	9,819
Other property operating costs	59,521	83,339	135,504	162,891
Condominium cost of sales	6	—	9,924	—
Property management and other costs (1)	13,684	26,961	39,193	56,004
General and administrative	563	464	970	2,131
Provision for impairment	83,917	—	83,917	—
Depreciation and amortization	223,059	262,917	452,209	526,316
Total operating expenses	446,947	450,350	865,529	907,883
Interest income	1,163	3,213	3,715	5,495
Interest expense	(163,794)	(176,073)	(333,612)	(349,672)
Benefit from (provision for) income taxes	(328)	180	(831)	(389)
Equity in loss of unconsolidated joint ventures	—	(8,511)	—	(17,244)
Income (loss) from continuing operations	(108,423)	8,670	(109,819)	26,920
Allocation to noncontrolling interests	(12)	(13)	(24)	(27)
Net income (loss) attributable to the ventures	$(108,435)	$8,657	$(109,843)	$26,893
Equity In Loss of Unconsolidated Real Estate Affiliates:
Net income (loss) attributable to the ventures	$(108,435)	$8,657	$(109,843)	$26,893
Joint venture partners' share of (income) loss	58,733	(3,565)	62,531	(12,626)
Gain (loss) on retail investment	—	916	—	(4,536)
Amortization of capital or basis differences	(6,724)	(13,846)	(13,957)	(25,442)
Equity in loss of Unconsolidated Real Estate Affiliates	$(56,426)	$(7,838)	$(61,269)	$(15,711)

(1)  Includes management fees charged to the unconsolidated joint ventures by BPRRS and BPRI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 25 domestic joint ventures, comprising 59 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method (adjusted for impairment and observable price changes). If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

As of June 30, 2020, the balance of ROU assets was $68.3 million, net and lease liabilities of $70.4 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. As of December 31, 2019, the balance of ROU assets was $68.9 million, net and lease liabilities was $71.0 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. All of these leases are operating leases; we do not have any finance leases.

On May 27, 2020, the Company acquired an additional ownership interest of 49.5% in the Water Tower Joint Venture from its joint venture partner for nominal consideration. Following this, the Company has a 93.93% ownership interest in the joint venture and its wholly owned subsidiary.

During the three and six months ended June 30, 2020, we recorded $83.9 million of impairment charges on our Condensed Combined Statements of Income (Loss) - Unconsolidated Real Estate Affiliates related to two operating properties.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $7.0 billion as of June 30, 2020 and $7.2 billion as of December 31, 2019, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

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

During the quarter ended June 30, 2020, the Company suspended making contractual interest and/or principal payments on seven property level mortgages, resulting in these mortgages being in default as of June 30, 2020. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors and the defaults are not cured, it is possible that the property securing these loans would be transferred to the lenders. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. In total at share, as of June 30, 2020, the Company has a total of $466.5 million of property level mortgages in default and the related Investment in Real Estate securing these loans has a carrying value of $450.3 million.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $80.6 million at one property as of June 30, 2020, and $81.5 million as of December 31, 2019. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of June 30, 2020, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6  MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	June 30, 2020 (1)	Weighted-Average Interest Rate (2)	December 31, 2019 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$7,944,579	4.15%	$7,638,697	4.21%
Senior secured notes - silver bonds	935,521	5.75%	988,635	5.75%
Total fixed-rate debt	8,880,100	4.32%	8,627,332	4.39%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,578,532	3.25%	2,594,182	4.20%
Unsecured corporate debt (5)	5,141,643	2.54%	4,681,380	4.16%
Total variable-rate debt	7,720,175	2.78%	7,275,562	4.17%
Total Mortgages, notes and loans payable	$16,600,275	3.60%	$15,902,894	4.29%
Junior subordinated notes	$206,200	2.21%	$206,200	3.39%

(1)  Includes $3.9 million of market rate adjustments and $115.7 million of deferred financing costs, net.
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

Collateralized Mortgages, Loan Extension, Notes and Loans Payable

As of June 30, 2020, $15.9 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.3 billion of debt, are cross-collateralized. Although a majority of the $10.5 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $730.8 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPYU. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the quarter ended June 30, 2020, the Company suspended making contractual interest and/or principal payments on five property level mortgages, resulting in these mortgages being in default as of June 30, 2020. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors and the defaults are not cured, it is possible that the property securing these loans would be transferred to the lenders. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. In total, as of June 30, 2020, the Company has a total of $691.5 million of property level mortgages in default and the related Investment in Real Estate securing these loans has a carrying value of $674.8 million.

On April 24, 2020, the Company completed a one-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75%, which matures on April 25, 2021. An extension fee of $1.6 million was paid in conjunction with the extension.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

During the year ended December 31, 2019, the Company completed the following transactions:

•New loan at Shops at Merrick Park in the amount of $390.0 million with an interest rate of 3.90% which matures on November 1, 2024. The loan replaced previous debt of $161.0 million with an interest rate of 5.73% that was scheduled to mature on April 1, 2021. In connection with the refinancing, the Company incurred prepayment penalties of $7.9 million. As the refinancing plan was contemplated in connection with the acquisition of the property, such fees were factored in to the fair value of debt recognized on the consolidation date.

•New loans at Park Meadows in the amount of $700.0 million which mature on November 1, 2024. These loans consist of a senior loan in the amount of $615.0 million with an interest rate of 3.18% and a mezzanine loan in the amount of $85.0 million with an interest rate of 6.25%. These loans replaced previous debt of $360.0 million with an interest rate of 4.6% that was scheduled to mature on December 1, 2023. In connection with the refinancing, the Company incurred prepayment penalties of $35.6 million. As the refinancing plan was contemplated in connection with the acquisition of the property, such fees were factored in to the fair value of debt recognized on the consolidation date.

•New loan at Park City Center in the amount of $135.0 million with an interest rate of LIBOR plus 3.00% which matures on September 9, 2021. This loan replaced the previous debt of $172.2 million that matured June 6, 2019 and included a pay down of the existing mezzanine loan in the amount of $36.8 million. For the period between the maturity date of the previous debt and the effective date of the new loan, the Company extended forbearance and paid forbearance fees in total amount of $0.5 million.

•New loans at 730 Fifth Avenue in the amount of $807.5 million which mature on September 1, 2024. The loans consist of a senior loan in amount of $587.3 million with a 5-year term at LIBOR plus 3.00%, a senior mezzanine loan in amount of $97.9 million with a 5-year term at LIBOR plus 4.25%, and a junior loan in amount of $122.3 million with a 5-year term at LIBOR plus 5.50%. The loans replaced the previous debt of $720.0 million that was previously extended to August 27, 2019 and included a pay down of $180.0 million on June 28, 2019.

•New loan at Westlake Center in the amount of $48.8 million with an interest rate of LIBOR plus 2.50% which matures on July 10, 2021. This loan replaced the previous debt of $42.5 million that matured July 10, 2019.

•New loans at The Woodlands Mall in the amount of $465.0 million which mature on August 1, 2029. This consists of a $425.0 million loan with an interest rate of 4.25% and a $40.0 million loan with an interest rate of 5.50%. The loans have a weighted average interest rate of 4.36%. The loans replaced previous debt at the property of $294.0 million with a weighted average interest rate of 4.83% that were scheduled to mature on June 10, 2023. In connection with the refinancing, the Company incurred a prepayment penalty of $27.5 million which is recorded as a loss on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

•One year loan extension at 830 North Michigan Avenue. A principal repayment of $7.0 million was made in conjunction with the extension.

•One-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75%, which matures on April 25, 2020. A principal repayment of $10.1 million was made in conjunction with the extension.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Corporate and Other Unsecured Loans

We have certain debt obligations, the terms of which are described below:

	June 30, 2020 (1)	Weighted-Average Interest Rate	December 31, 2019 (2)	Weighted-Average Interest Rate
Corporate debt:
Senior secured corporate debt	$5,218,836	2.54%	$4,769,510	4.16%
Senior secured notes - silver bonds	945,360	5.75%	999,950	5.75%
Total corporate debt	$6,164,196	3.03%	5,769,460	4.44%

(1) Excludes deferred financing costs of $87.0 million in 2020 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.
(2) Excludes deferred financing costs of $99.4 million in 2019 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

On May 24, 2020, the Company executed a series of transactions to repurchase corporate debt on the open market, funded by intercompany loans from BPY. The total amounts of debt repurchased had a par value of $59.6 million, and a cash repurchase price of $45.3 million. Following each repurchase, the repurchased debt is formally cancelled. As a result of the debt repurchase and cancellation, the Company recognized a gain of $14.3 million included in Gain on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020.

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes - Silver Bonds due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026. During the last quarter of 2019, the Company made a principal payment in amount of $50 thousand. During the quarter ended June 30, 2020, the Company made additional principal payments totaling $54.6 million. The total outstanding balance of the notes as of June 30, 2020 is $945.4 million.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bore interest at a rate equal to LIBOR plus 2.75% and was scheduled to mature on March 25, 2029. During the year ended December 31, 2019, the Company repaid this loan in full. The Company borrowed an additional $70.5 million during the second quarter of 2019, with a maturity date of June 25, 2029. During the year ended December 31, 2019, the Company made principal payments totaling $68.0 million. The Company borrowed an additional $31.7 million during the last quarter of 2019 which was due on January 6, 2020 and has been repaid. On February 10, 2020, the Company secured an additional $27.0 million subordinated unsecured note with Brookfield BPY Holdings Inc, and another $29.0 million note on March 25, 2020. The notes bear interest at rate equal to LIBOR plus 2.75%, and mature on February 10, 2030 and March 25, 2030, respectively. On May 19, 2020 the Company secured an additional $25.0 million subordinated unsecured note with Brookfield BPY Holdings Inc., and another $45.0 million on May 22, 2020. The notes were repaid in full on June 18, 2020 and July 16, 2020, respectively. On June 25, 2020 the Company secured another $25.0 million subordinated unsecured note at interest rate equal to LIBOR plus 1.94%, and a maturity date on August 27, 2022. The total outstanding balance of the notes as of June 30, 2020 is $128.5 million.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $1.1 billion as of June 30, 2020. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the quarter ended June 30, 2020, the Company didn't make principal payments, and the remaining outstanding balance was $34.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance at June 30, 2020 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

plus 2.50%. During the quarter ended June 30, 2020 the Company made a principal payment in the total amount of $9.9 million. The total outstanding balance of the Term B loan as of June 30, 2020 is $1,960.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

On July 29, 2020, the Company entered into the First Amendment of its Credit Agreement in order to give effect to certain amendments, including, but not limited to the following:

•The lenders have agreed to certain covenant relief in respect of the financial covenants through the fiscal quarter ending June 30, 2021 (the “Covenant Relief Period”). The maximum total indebtedness to value ratio financial maintenance covenant is being eliminated permanently. The minimum fixed charge coverage ratio is being reduced to 1.20x during the Covenant Relief Period and increasing to 1.35x thereafter.

•The applicable margin for the Term A Loans and the Facility will be LIBOR plus 3.00% during the Covenant Relief Period – and thereafter, will be LIBOR plus 3.00% if the total net indebtedness to value ratio is greater than 70%.

•The Company is agreeing to maintain an ongoing liquidity covenant (set at $500 million) which will be tested as of the last day of each month against the amount of unrestricted cash, undrawn available amounts under the Facility and undrawn amounts under the new Brookfield Liquidity Facility. The Company will enter into and maintain a $500 million Brookfield Liquidity Facility (the “Brookfield Liquidity Facility”) and prior to the date the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment, any interest and principal payments thereunder must be paid-in-kind.

•The Company will be required to "match-fund" drawings under the Facility in excess of $1.0 billion using proceeds of either the Brookfield Liquidity Facility or issuances of qualified equity interests. The match-funding requirement will be required to be made (i) monthly, whereby any drawing during that month is in excess of the prior highest balance of the revolver (in excess of $1.0 billion), (ii) within 10 business days of a request from the agent if as of any day during a month, the excess draw amount would exceed $10 million and (iii) at any time of request for a revolving loan that the excess would be $100 million or greater (which would be match-funded substantially concurrently with the requested revolving loan draw).

•The Company will also be required to make additional prepayments of the Term A loans with proceeds of certain equity, debt issuances and asset sales.

•As part of the First Amendment, the Company is agreeing to a number of additional restrictions, including restrictions on incurring additional indebtedness, making of certain restricted payments and the use of proceeds under the revolving facility, which will apply either through the end of the Covenant Relief Period – and in the case of certain provisions, until the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment.

As of June 30, 2020, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (See Note 17 for discussion specific to COVID-19), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust"), completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $53.8 million as of June 30, 2020 and $50.0 million as of December 31, 2019. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of material non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2020.

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

As of June 30, 2020, the balance of ROU assets was $397.3 million, net and lease liabilities of $76.7 million for seven ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

The maturity of our operating lease liabilities as of June 30, 2020 is as follows:

Year	Amount
Remainder of 2020	$4,623
2021	9,470
2022	9,704
2023	9,968
2024	10,200
2025	10,439
2026 and thereafter	155,012
Total undiscounted lease payments	209,416
Less: Present value adjustment	(132,682)
Total lease liability	$76,734

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Straight-line rent expense recognized for our consolidated operating leases is as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Ground leases	1,772	720	4,171	1,378
Office leases	1,964	1,771	3,928	3,728

Straight-line rent expense is included in other property operating costs for ground leases and property management and other costs for the office lease, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for the three and six months ended June 30, 2020 and 2019, respectively and are included in other property operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following summarizes additional information related to our operating leases as of June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
Weighted-average remaining lease term (years)	23.2	17.3
Weighted-average discount rate	7.68%	7.36%

Supplemental disclosure for the consolidated statements of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$4,639	$4,379

Lessor arrangements
We own a property portfolio comprised primarily of Class A retail properties and lease this retail space to tenants. As of June 30, 2020, we own a controlling interest in and consolidated 63 retail properties located throughout the United States comprising approximately 56 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in year 2020 and typically include renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space.

The maturity analysis of the lease payments we expect to receive from our operating leases as of June 30, 2020 is as follows:

Year	Amount
Remainder of 2020	$555,982
2021	1,046,041
2022	943,724
2023	821,732
2024	688,030
2025	559,276
Subsequent	1,782,036
$6,396,821

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

In accordance with the terms of our operating leases, we bill our tenants separately for minimum rents, tenant recoveries and overage rents, lease termination income as shown below for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Minimum rents, billed	$249,376	$218,974	$502,886	$440,936
Tenant recoveries, billed	97,851	88,166	196,896	180,093
Lease termination income, billed	1,512	950	2,367	2,445
Overage rent, billed	100	1,944	5,493	6,295
Total contractual operating lease billings	348,839	310,034	707,642	629,769
Adjustment to recognize contractual operating lease billings on a straight-line basis	(291)	751	4,186	3,949
Above and below-market tenant leases, net	7,279	4,493	802	7,287
Less provision for doubtful accounts	(14,754)	(1,039)	(19,728)	(3,746)
Total rental revenues, net	$341,073	$314,239	$692,902	$637,259

Of the total contractual rental revenues we have billed, 82.5% and 81.0% are fixed lease payments for the three and six months ended June 30, 2020, and 79.4% and 79.3% are fixed lease payments for the three and six months ended June 30, 2019, respectively.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2016 through 2019 and are generally statutorily open to audit by state taxing authorities for the years ended December 31, 2015 through 2019.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of June 30, 2020.

NOTE 9  EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to BPROP Common, Preferred, and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distributions to preferred BPROP units ("Preferred Units")	$(906)	$(1,423)	$(1,816)	$(3,036)
Net loss allocated to noncontrolling interest in consolidated real estate affiliates	335	9,616	9,365	9,920
Net loss allocated to noncontrolling interest of the Operating Partnership (1)	23,126	29,692	33,628	24,368
Allocation to noncontrolling interests	22,555	37,885	41,177	31,252
Other comprehensive loss allocated to noncontrolling interests	1,626	—	1,626	—
Comprehensive loss allocated to noncontrolling interests	$24,181	$37,885	$42,803	$31,252
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

The redeemable Common and Preferred Units of BPROP are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or their redemption value (i.e. fair value) as of each measurement date. The excess of the fair value over the carrying amount from period to period is recorded within additional paid-in capital in our Consolidated Balance Sheets. Allocation to noncontrolling interests is presented as an adjustment to net income (loss) to arrive at net income (loss) attributable to BPYU. The preferred redeemable noncontrolling interests have been recorded at carrying value.

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

Noncontrolling Interests - Permanent

As of June 30, 2020, there were 9,717.658 Series B Preferred Units of BPROP outstanding. The Series B Preferred Units have a carrying value of $50 per unit.

Also, as of June 30, 2020, there were 838,572.285 Common Units of BPROP outstanding and 341,149.099 Series K Preferred Units of BPROP (held by former common unit holders). These Series K Units were established at $21 per unit and are not subject to adjustment based on fair value. During the quarter ended March 31, 2020, BPYU entered into an agreement with a Limited Partner to redeem 3,318,399.56 Common Units at a purchase price per unit of $0.32440587 for an aggregate cost of approximately $1.1 million. Furthermore, there were 1,349,995.76 Series K Preferred Units of BPROP redeemed at a price per unit of $19.635 for an aggregate cost of approximately $26.5 million.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Noncontrolling Interests - Redeemable

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. Upon conversion, each Series D Preferred Unit entitles its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio. As of June 30, 2020, there were 532,749.6574 Series D Preferred Units of BPROP outstanding.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. Upon conversion, each Series E Preferred Unit entitles its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio. As of June 30, 2020, there were 502,657.8128 Series E Preferred Units of BPROP outstanding.

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

Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction is redeemable for a cash amount equal to the average closing price of BPYU's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPYU may elect to satisfy such redemption by delivering one share of BPYU's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of June 30, 2020, the aggregate amount of cash the Company would have paid would have been $550.7 million and $54.9 million, respectively.

The following table reflects the activity of the common redeemable noncontrolling interests for the three and six months ended June 30, 2020 and 2019.

Balance at January 1, 2019	$73,696
Net income	3,358
Series K Preferred Unit redemption	(14,935)
Balance at March 31, 2019	62,119
Net income	103
Balance at June 30, 2019	62,222

Balance at January 1, 2020	$62,235
Net loss	(441)
Series K Preferred Unit redemption	(388)
Balance at March 31, 2020	61,406
Net income	441
Series K Preferred Unit redemption	(10)
Balance at June 30, 2020	61,837

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

Voting Rights

Stock Class	Authorized	Issued	Shares Outstanding	Votes per Share
Class A Stock	4,517,500,000	56,712,708	55,294,707	1:1
Class B-1 Stock	4,517,500,000	175,511,710	175,511,710	1:1
Class B-2 Stock	965,000,000	121,203,654	121,203,654	0:1
Series B Preferred Stock	425,000,000	202,438,184	202,438,184	1:1
Class C Stock	1,000,000,000	640,051,301	640,051,301	1:1

All share counts in table above are as of June 30, 2020.
Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
August 5	August 31	September 30	$0.3325
May 7	May 29	June 30	0.3325
February 5	February 28	March 31	0.3325
2019
November 4	November 29	December 31	$0.3300
August 1	August 30	September 30	0.3300
May 6	May 31	June 28	0.3300
February 6	February 28	March 29	0.3300

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

In the second quarter of 2019, BPYU purchased 200,000 shares of Class A Stock at an average purchase price of $18.37 per share for an aggregate cost of approximately $3.68 million, which were subsequently canceled in July 2019.

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

During the six months ended June 30, 2020, there were 7,957,603 shares of Class A Stock converted to 5,488,251 shares of Class B-1 Stock, at a weighted average price of $14.75 and $21.39, respectively.

Class B Stock and Series B Preferred Stock Dividends

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the six months ended June 30, 2020. Our Board of Directors declared dividends on these classes of stock during 2019 as follows:

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Our Board of Directors declared preferred stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
August 5	September 15, 2020	October 1, 2020	$0.3984
May 7	June 15, 2020	July 1, 2020	0.3984
February 5	March 15, 2020	April 1, 2020	0.3984
2019
November 4	December 13, 2019	January 1, 2020	$0.3984
August 1	September 13, 2019	October 1, 2019	0.3984
May 6	June 14, 2019	July 1, 2019	0.3984
February 6	March 15, 2019	April 1, 2019	0.3984

Accumulated Other Comprehensive Loss

The following table reflects the components of accumulated other comprehensive loss as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Net unrealized gains on financial instruments	$45	$83
Foreign currency translation	(103,386)	(82,057)
AOCI - minority interest	1,626	—
Accumulated other comprehensive loss	$(101,715)	$(81,974)

NOTE 10 EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period January 1, 2020 through June 30, 2020. There were 64,024,422 and 55,294,707 shares of Class A Stock outstanding as of December 31, 2019 and June 30, 2020, respectively. EPS is not presented for Class B Stock, Series B Preferred Stock or Class C Stock as these classes of stock are not publicly traded.

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

Compensation expense related to stock-based compensation plans for the three and six months ended June 30, 2020 and 2019 is summarized in the following table in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options - Property management and other costs	$—	$29	$—	$29
Stock options - General and administrative	—	4	—	4
Restricted stock - Property management and other costs	1,473	1,741	2,324	3,125
Restricted stock - General and administrative	847	425	1,249	760
LTIP Units - Property management and other costs	8	82	10	154
LTIP Units - General and administrative	15	417	21	1,374
Total	$2,343	$2,698	$3,604	$5,446

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan and the 2019 Plans for the six months ended June 30, 2020 and 2019:

	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	175,799	$25.66	1,011,523	$19.71
Granted	—	—	—	—
Exercised	—	—	(773,642)	17.91
Forfeited	—	—	(13)	26.05
Expired	—	—	—	—
Stock options Outstanding at June 30,	175,799	$25.66	237,868	$25.59

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	2,177,668	$24.11	3,921,175	$25.96
Granted (1)	24,251	18.56	—	—
Exercised	(35,820)	26.54	(1,715,722)	28.34
Forfeited	—	—	—	—
Expired	(271,463)	22.42	—	—
LTIP Units Outstanding at June 30,	1,894,636	$24.23	2,205,453	$24.11
(1) Granted by an affiliated operating partnership of the Company.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at January 1,	1,149,164	$20.98	986,937	$22.48
Granted	851,102	18.57	647,226	19.94
Vested	(256,329)	22.09	(385,081)	22.60
Forfeited	(44,827)	19.85	(14,214)	22.12
Restricted Stock Outstanding at June 30,	1,699,110	$19.63	1,234,868	$21.11

NOTE 12 ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	June 30, 2020	December 31, 2019
Trade receivables	$404,574	$111,582
Short-term tenant receivables	6,218	4,198
Straight-line rent receivable	153,800	144,249
Other accounts receivable	3,335	2,725
Total accounts receivable	567,927	262,754
Provision for doubtful accounts	(50,718)	(27,826)
Total accounts receivable, net	$517,209	$234,928

For leases where collectability of substantially all the lease payments is probable, the Company records an allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible to account for portfolio-level collection issues. The Company estimates the allowance based on previous recovery experience and expectations of future lease concessions, in consideration of weighted average remaining lease terms and the period of time elapsed on such lease terms. Changes in the allowance is recognized in rental income in our Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 13 NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	June 30, 2020	December 31, 2019
Notes receivable	$38,418	$69,963
Accrued interest	3,623	6,347
Total notes receivable	$42,041	$76,310

On December 20, 2019 the Company issued a $31.7 million subordinated unsecured note to an institutional investor. The note was repaid in full on January 7, 2020.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14 PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30, 2020			December 31, 2019
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$159,769	$(70,012)	$89,757	$177,480	$(79,467)	$98,013
Real estate tax stabilization agreement, net	111,506	(60,860)	50,646	111,506	(57,704)	53,802
Total intangible assets	$271,275	$(130,872)	$140,403	$288,986	$(137,171)	$151,815
Remaining prepaid expenses and other assets:
Restricted cash			79,032			77,683
Security and escrow deposits			1,282			1,259
Prepaid expenses			32,459			27,632
Other non-tenant receivables			68,104			56,948
Operating lease right of use assets, net			397,323			402,573
Finance lease right of use assets, net			7,925			7,995
Other			20,360			19,155
Total remaining prepaid expenses and other assets			606,485			593,245
Total prepaid expenses and other assets			$746,888			$745,060

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30, 2020			December 31, 2019
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	237,157	(60,084)	$177,073	218,608	(56,893)	$161,715
Total intangible liabilities	$237,157	$(60,084)	$177,073	$218,608	$(56,893)	$161,715
Remaining accounts payable and accrued expenses:
Accrued interest			45,244			42,371
Accounts payable and accrued expenses			100,524			71,720
Accrued real estate taxes			73,222			53,210
Deferred gains/income			67,566			85,598
Accrued payroll and other employee liabilities			56,104			61,002
Construction payable			262,136			301,096
Tenant and other deposits			15,218			15,078
Insurance reserve liability			12,564			12,787
Finance lease obligations			9,094			9,094
Conditional asset retirement obligation liability			2,505			3,275
Lease liability right of use			76,734			78,500
Other			108,757			131,684
Total remaining Accounts payable and accrued expenses			829,668			865,415
Total Accounts payable and accrued expenses			$1,006,741			$1,027,130

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Contractual rent expense, including participation rent	$4,050	$2,932	$8,926	$6,192
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	3,111	2,932	6,421	6,192

The future impact of the shutdown on our level of liquidity is uncertain at this time. Measures undertaken by governments and companies in our principal markets have resulted in the temporary closure of many of our operating assets with the vast majority of the assets now open. The duration of such measures may impact our ability to collect rental income in our retail assets. The longer-term impact of the pandemic and resulting economic downturn could reduce demand for retail space.

Consequently, we are reviewing, and where appropriate adjusting, our current capital expenditure and financing assumptions on existing and future projects to reflect any potential shorter- and longer-term impact of the global economic shutdown.

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

We expect to be able to refinance the majority of debt obligations maturing in the near term or to exercise contractual extension options thereon, although there is no guarantee we will be able to do so. In certain instances, we plan to seek certain modifications to mortgages, including lease restructuring approvals and technical default waivers, and potentially interest deferrals.

In addition, certain debt obligations are subject to financial covenants. As a result, in the shorter-term, the global economic shutdown may negatively impact our ability to meet such covenants. We are reviewing the financial covenants of each debt instrument and, where applicable, working with our lenders to address debt instruments which may potentially approach or breach covenant limits. Such adjustments may include, but are not limited to, adjustment to the covenant limits, interest payment holidays, and temporary suspension of covenant testing.

In order to maintain financial flexibility, we maintain capacity under the Facility. As at June 30, 2020, the available liquidity under such credit facility was $415.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

NOTE 18 SUBSEQUENT EVENTS

On July 2, 2020, the Company announced its intention to commence a tender offer to purchase up to 9,166,667 shares of BPYU's Class A Stock, par value $0.01 per share, from public shareholders for a price of $12.00 per share.

On July 16, 2020, the Company issued 16,830,295 shares of its Class B-1 Stock to BPR FIN I Subco LLC for a total consideration of $360.0 million.

On July 29, 2020, the Company amended its Credit Agreement to allow for certain covenant relief through the fiscal quarter ending June 30, 2021 in addition to certain other amendments (Note 6).

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On August 6, 2020, the Company’s board of directors authorized the repurchase of up to the greater of 5% of the shares of Class A Stock that are issued and outstanding or 10% of the Class A Stock public float over the next 12 months as market conditions and the Company’s liquidity warrant.

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

Overview—Introduction

We own a property portfolio comprised primarily of Class A regional malls (defined primarily by sales per square foot). As of June 30, 2020, we were the owner, either entirely or with joint venture partners, of 122 retail properties located throughout the United States comprising approximately 120 million square feet of gross leasable area, or GLA.

Our primary objective is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers and consumers. We operate our business to achieve this objective with a long term view and will continue to make decisions with that in mind, however, we will caution that in light of the novel coronavirus pandemic ("COVID-19" or "the global economic shutdown" or "the shutdown") and its impact on the global economy, we may be unable to achieve these objectives in the near term.

Our strategy includes:

•increasing the permanent occupancy of our regional mall portfolio by converting temporary leases to permanent leases and leasing vacant space;

•renewing or replacing expiring leases at greater rental rates;

•actively recycling capital through the disposition of assets; investing in whole or partial interests in high-quality regional malls, anchor pads, and our development pipeline and repaying debt; and

•continuing to execute on our existing redevelopment projects and seeking additional opportunities within our portfolio for redevelopment.

Despite the recent economic disruption caused by COVID-19, we expect that the high quality nature of our stabilized properties and associated cash flows will continue to be in demand from investors, although our ability to execute on recycling of capital initiatives will likely be impacted in the short term.

As of June 30, 2020, the portfolio was 94.7% leased, compared to 95.0% leased at June 30, 2019. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 6.5% higher than the final rents paid on expiring leases.

Overview—Financial

The COVID-19 pandemic has spread globally, and has caused a global economic shutdown. The actions taken in response to the shutdown have interrupted business activities and supply chains; disrupted travel; contributed to significant volatility in the financial markets, resulting in a general decline in equity prices and lower interest rates; impacted social conditions; and adversely impacted local, regional, national and international economic conditions, as well as the labor markets. Accordingly, we caution you that our financial position and consolidated performance presented below may not be indicative of our results in future periods as a result of the ongoing and developing COVID-19 pandemic and its resulting impact on the global economy.

Net loss attributable to BPYU increased from $(195.6) million for the six months ended June 30, 2019 to $(290.9) million for the six months ended June 30, 2020 primarily due to the decrease in gains on the sale of unconsolidated properties from the six months ended June 30, 2019 compared to the six months ended June 30, 2020.

See Non-GAAP Supplemental Financial Measures below for a discussion of funds from operations ("FFO"), along with a reconciliation to Net (loss) income attributable to BPYU.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	June 30, 2020 (1)	June 30, 2019 (1)
In-Place Rents Per Square Foot (all less anchors) (2)	$80.78	$79.88
In-Place Rents Per Square Foot (<10K square feet) (2)	$61.96	$61.98

Percentage Occupied for Total Retail Properties	94.1%	93.5%
Percentage Leased for Total Retail Properties	94.7%	95.0%

(1)  Metrics exclude properties acquired in the year ended December 31, 2019 and the six months ended June 30, 2020, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.
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

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	1,032	3,701	6.9	$52.48	$49.26	$3.22	6.5%

(1)  Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2)  Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended June 30, 2020 and 2019

Rental revenues increased $26.8 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $47.9 million increase in Rental Revenues during the second quarter of 2020 compared to the second quarter of 2019. This is partially offset by the provision for doubtful accounts, resulting in a $13.7 million decrease from the second quarter of 2020 compared to the second quarter of 2019.

Real estate taxes increased $6.3 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $4.9 million increase in real estate taxes during the second quarter of 2020 compared to the second quarter of 2019.

The provision for impairment of $71.5 million during the second quarter of 2020 is related to an impairment charge recorded on one operating property and the provision of impairment of $184.3 million during the second quarter of 2019 is related to an impairment charge recorded on one operating property (Note 2).

Depreciation and amortization increased $44.5 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $39.4 million increase in depreciation and amortization during the second quarter of 2020 compared to the second quarter of 2019.

Loss from changes in control of investment properties of $15.4 million during the second quarter of 2020 is related to the acquisition of additional interest at one operating property (Note 3).

Gain on extinguishment of debt of $14.3 million is related to the debt buyback transactions that occurred in the second quarter of 2020 (Note 6).

Provision for income taxes decreased $10.1 million, primarily due to expected use of a net operating loss carryback and a decrease in quarterly tax expense caused by a lower pre-tax book income, both driven by the negative impact to operations from the COVID-19 pandemic.

Equity in loss of Unconsolidated Real Estate Affiliates of $56.4 million during the second quarter of 2020 is primarily related to impairment charges on two operating properties (Note 5).

Six months ended June 30, 2020 and 2019

Rental revenues increased $55.6 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $95.8 million increase in Rental Revenues during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This is partially offset by the provision for doubtful accounts, resulting in $16.0 million decrease during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. In addition, the net accretion of intangibles resulting in a $6.5 million decrease during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Real estate taxes increased $13.2 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $9.4 million increase in real estate taxes during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The provision for impairment of $71.5 million during the six months ended June 30, 2020 is related to an impairment charge recorded on one operating property and the provision of impairment of $184.3 million during the six months ended June 30, 2019 is related to impairment charges recorded on one property (Note 2).

Depreciation and amortization increased $83.1 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $72.4 million increase in depreciation and amortization during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Interest expense increased $29.2 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. These acquisitions resulted in a $32.4 million increase in interest expense during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Loss from changes in control of investment properties of $15.4 million during the six months ended June 30, 2020 is related to the acquisition of an additional interest at one operating property (Note 3).

Gain on extinguishment of debt of $14.3 million is related to the debt buyback transactions that occurred in the second quarter of 2020 (Note 6).

Provision for income taxes decreased $9.2 million, primarily due to expected use of a net operating loss carryback and a decrease in quarterly tax expense caused by a lower pre-tax book income, both driven by the negative impact to operations from the COVID-19 pandemic.

Equity in loss of Unconsolidated Real Estate Affiliates of $61.3 million during the six months ended June 30, 2020 is primarily related to impairment charges on two operating properties (Note 5).

Unconsolidated Real Estate Affiliates - gain on investment during the six months ended June 30, 2020 is primarily due to the sales of remaining interests in ABG and Aeropostale (Note 3). The Unconsolidated Real Estate Affiliates - gain on investment during the six months ended June 30, 2019 relates to the sale of our 12.0% interest in Bayside Marketplace (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $209.7 million of consolidated unrestricted cash and $415.0 million of available capacity under our revolving credit facility as of June 30, 2020, as well as anticipated cash provided by operations.

Our key financing objectives include:

•to obtain property-secured debt with laddered maturities; and
•to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, Class A Stock, Common Units of BPR OP, LP ("BPROP"), or other capital raising activities. In addition, we or our affiliates may repurchase our shares or corporate debt and bonds. On July 2, 2020, the Company announced its intention to commence a tender offer to purchase up to 9,166,667 shares of BPYU's Class A Stock, par value $0.01 per share, from public shareholders for a price of $12.00 per share (Note 18).

The future impact of the global economic shutdown on our level of liquidity is uncertain at this time. Measures undertaken by governments and companies in our principal markets have resulted in the temporary closure of many of our operating assets with the vast majority of the assets now open. The duration of such measures may impact our ability to collect rental income in our retail assets. The longer-term impact of the shutdown and resulting economic downturn could reduce demand for retail space.

Consequently, we are reviewing, and where appropriate adjusting, our current capital expenditure and financing assumptions on existing and future projects to reflect any potential shorter- and longer-term impact of the shutdown.

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

We expect to be able to refinance the majority of debt obligations maturing in the near term or to exercise contractual extension options thereon, although there is no guarantee we will be able to do so. In certain instances, we plan to seek certain modifications to mortgages, including lease restructuring approvals and technical default waivers, and potentially interest deferrals.

In addition, certain debt obligations are subject to financial covenants. As a result, in the shorter-term, the shutdown may negatively impact our ability to meet such covenants. We are reviewing the financial covenants of each debt instrument and, where applicable, working with our lenders to address debt instruments which may potentially approach or breach covenant limits. Such adjustments may include, but are not limited to, adjustment to the covenant limits, interest payment holidays, and temporary suspension of covenant testing.

In order to maintain financial flexibility, we maintain capacity under our Facility. As at June 30, 2020, the available capacity under such credit facility was $415.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of the Facility, Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $1.1 billion as of June 30, 2020. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the quarter ended June 30, 2020, the Company didn't make principal payments, and the remaining outstanding balance was $34.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance at June 30, 2020 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the quarter ended June 30, 2020 the Company made a principal payment in the total amount of $9.9 million with a remaining outstanding balance of $1,960.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

On July 29, 2020, the Company entered into the First Amendment of its Credit Agreement in order to give effect to certain amendments, including, but not limited to the following:

•The lenders have agreed to certain covenant relief in respect of the financial covenants through the fiscal quarter ending June 30, 2021 (the “Covenant Relief Period”). The maximum total indebtedness to value ratio financial maintenance covenant is being eliminated permanently. The minimum fixed charge coverage ratio is being reduced to 1.20x during the Covenant Relief Period and increasing to 1.35x thereafter.

•The applicable margin for the Term A Loans and the Facility will be LIBOR plus 3.00% during the Covenant Relief Period – and thereafter, will be LIBOR plus 3.00% if the total net indebtedness to value ratio is greater than 70%.

•The Company is agreeing to maintain an ongoing liquidity covenant (set at $500 million) which will be tested as of the last day of each month against the amount of unrestricted cash, undrawn available amounts under the Facility and undrawn amounts under the new Brookfield Liquidity Facility. The Company will enter into and maintain a $500 million Brookfield Liquidity Facility (the “Brookfield Liquidity Facility”) and prior to the date the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment, any interest and principal payments thereunder must be paid-in-kind.

•The Company will be required to "match-fund" drawings under the Facility in excess of $1.0 billion using proceeds of either the Brookfield Liquidity Facility or issuances of qualified equity interests. The match-funding requirement will be required to be made (i) monthly, whereby any drawing during that month is in excess of the prior highest balance of the revolver (in excess of $1.0 billion), (ii) within 10 business days of a request from the agent if as of any day during a month, the excess draw amount would exceed $10 million and (iii) at any time of request for a revolving loan that the excess would be $100 million or greater (which would be match-funded substantially concurrently with the requested revolving loan draw).

•The Company will also be required to make additional prepayments of the Term A loans with proceeds of certain equity, debt issuances and asset sales.

•As part of the First Amendment, the Company is agreeing to a number of additional restrictions, including restrictions on incurring additional indebtedness, making of certain restricted payments and the use of proceeds under the revolving facility, which will apply either through the end of the Covenant Relief Period – and in the case of certain provisions, until the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment.

As of June 30, 2020, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (See Note 17 for discussion specific to COVID-19), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

On May 24, 2020 the Company executed a series of transactions to repurchase corporate debt on the open market, funded by intercompany loans from BPY. The total amounts of debt repurchased had a par value of $59.6 million, and a cash repurchase price of $45.3 million. Following each repurchase, the repurchased debt was formally cancelled. As a result of the debt repurchase and cancellation, the Company recognized a gain of $14.3 million included in gain on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020.

During the quarter ended June 30, 2020, the Company suspended making contractual interest and/or principal payments on twelve property level mortgages, resulting in these mortgages being in default as of June 30, 2020. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors and the defaults are not cured, it is possible that the property securing these loans would be transferred to the lenders. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. In total, as of June 30, 2020, the Company has a total of $1.2 billion of property level mortgages in default and the related Investment in Real Estate securing these loans has a carrying value of $1.1 billion.

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

On April 24, 2020, the Company completed a one-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75%, which matures on April 25, 2021. An extension fee of $1.6 million was paid in conjunction with the extension.

As of June 30, 2020, we had $7.8 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of June 30, 2020, our proportionate share of total debt aggregated $27.4 billion. Our total debt includes our consolidated debt of $16.8 billion and our share of unconsolidated real estate affiliates debt of $10.6 billion. Of our proportionate share of total debt, $7.1 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 30.6% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.7 billion at our proportionate share or approximately of 13.6% our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of June 30, 2020. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2025.

	Consolidated	Unconsolidated
	(Dollars in thousands)
2020	$894,911	$279,889
2021(1)	2,652,535	1,106,069
2022	2,182,262	1,266,861
2023(2)	2,917,360	1,027,770
2024	2,104,174	1,581,885
2025(3)	3,218,279	502,549
Subsequent	2,836,954	4,805,954
Total	$16,806,475	$10,570,977

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

With respect to our consolidated properties, for the three and six months ended June 30, 2020, we have recorded $19.6 million and $22.9 million, respectively, associated with potentially uncollectible revenues, which includes $5.0 million and

$5.0 million, respectively, for straight-line rent receivables. With respect to our Unconsolidated Real Estate Affiliates, for the three and six months ended June 30, 2020, our Unconsolidated Real Estate Affiliates have recorded $28.0 million and $33.6 million, respectively, associated with potentially uncollectible revenues, which includes $7.0 million and $7.1 million, respectively, for straight-line rent receivables. Of these amounts for the three and six months ended June 30, 2020, our share totaled $12.7 million and $15.2 million, respectively, which includes $3.3 million and $3.3 million, respectively, for straight-line rent receivables.

As of June 30, 2020, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, has collected approximately 30% of second quarter rents, and collections continue to increase subsequent to quarter end. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance, although we have not executed a significant number of agreements. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

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

We have development and redevelopment activities totaling approximately $459.0 million under construction and $361.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Part II, Item 1A of this Quarterly Report and those previously disclosed in our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active redevelopments

Tysons Galleria	McLean, VA	Macy's Redevelopment for theater and multi level small shop expansion	2023	109	18
Alderwood	Lynnwood, WA	Sears Redevelopment - Residential	2022	13	2
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2022	148	84
Other Projects	Various		2020-2023	189	52
Active developments/redevelopments				$459	$156
In planning

Oxmoor Center	Louisville, KY	Sears Redevelopment for Entertainment and Restaurants	2024	30	1
Cumberland	Atlanta, GA	Residential	2024	19	—
Northridge	Northridge, CA	Residential	2025	53	—
Ala Moana	Honolulu, HI	Residential Tower	2025	166	—
Other Projects	Various		2021-2025	93	1
In planning				$361	$2
Total retail developments				$820	$158

(1)  Costs are at BPYU's ownership share post August 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the six months ended June 30, 2020 increased from December 31, 2019 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to our investment to date. Prior to the COVID-19 pandemic, our current projects were generally progressing in accordance with their time line and budget. The impact of the pandemic and associated restrictions that have been put in place by local governments may cause delays in construction and may impact our ability to progress pre-leasing efforts.

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

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Operating capital expenditures (1)	$71,624	$80,524
Tenant allowances and capitalized leasing costs (2)	49,093	91,646
Capitalized interest and capitalized overhead	10,884	21,593
Total	$131,601	$193,763

(1)Reflects only non-tenant operating capital expenditures.
(2)Tenant allowances paid on 3.2 million square feet

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
August 5	August 31	September 30	$0.3325
May 7	May 29	June 30	0.3325
February 5	February 28	March 31	0.3325
2019
November 4	November 29	December 31	$0.3300
August 1	August 30	September 30	0.3300
May 6	May 31	June 28	0.3300
February 6	February 28	March 29	0.3300

Class B Stock Dividend

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the six months ended June 30, 2020. Our Board of Directors declared dividends on these classes of stock during 2019 as follows:

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

Preferred Stock Dividends

On February 13, 2013, GGP issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. In connection with the BPY Transaction, each share was converted into one share of 6.375% Series A Preferred Stock. Our Board of Directors declared preferred stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
August 5	September 15, 2020	October 1, 2020	$0.3984
May 7	June 15, 2020	July 1, 2020	0.3984
February 5	March 15, 2020	April 1, 2020	0.3984
2019
November 4	December 13, 2019	January 1, 2020	$0.3984
August 1	September 13, 2019	October 1, 2019	0.3984
May 6	June 14, 2019	July 1, 2019	0.3984
February 6	March 15, 2019	April 1, 2019	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was $(154.6) million for the six months ended June 30, 2020 and $101.3 million for the six months ended June 30, 2019. Significant components of net cash provided by operating activities include:

•in 2020, equity in loss of Unconsolidated Real Estate Affiliates of $61.3 million;
•in 2020, depreciation and amortization of $320.2 million;
•in 2020, unconsolidated real estate affiliates - loss on investment, net of $(11.5) million;
•in 2020, loss from changes in control of investment properties and other, net of $15.4 million;
•in 2020, provision for impairment of $71.5 million;
•in 2020, gain on extinguishment of debt of $(14.3) million;
•in 2020, accounts and notes receivable, net of $(282.1) million;
•in 2020, account payable and accrued expenses of $(24.0) million;
•in 2019, depreciation and amortization of $237.2 million;
•in 2019, unconsolidated real estate affiliates - loss on investment, net of $(104.4) million;
•in 2019, provision for impairment of $184.3 million; and
•in 2019, account payable and accrued expenses of $(59.2) million.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(102.4) million for the six months ended June 30, 2020 and $(261.9) million for the six months ended June 30, 2019. Significant components of net cash provided by (used in) investing activities include:

•in 2020, development of real estate and property improvements of $(159.5) million;
•in 2020, proceeds from sales of investment properties and unconsolidated real estate affiliates of $81.0 million;
•in 2020, contributions to unconsolidated real estate affiliates of $(54.9) million;
•in 2020, distributions received from unconsolidated real estate affiliates in excess of income of $30.9 million;
•in 2019, development of real estate and property improvements of $(291.2) million;
•in 2019, proceeds from repayment of loans to joint venture partners of $18.0 million;
•in 2019, contributions to unconsolidated real estate affiliates of $(144.2) million;
•in 2019, distributions received from unconsolidated real estate affiliates in excess of income of $256.1 million;
•in 2019, loan to joint venture and joint venture partners of $(95.9) million;
•in 2019, proceeds from loan to affiliates of $330.0 million; and
•in 2019, loans to affiliates of $(330.0) million.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $270.3 million for the six months ended June 30, 2020 and $109.8 million for the six months ended June 30, 2019. Significant components of net cash provided by (used in) financing activities include:

•in 2020, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $661.0 million;
•in 2020, principal payments on mortgages, notes, and loans payable of $(328.9) million;
•in 2020, buyback of Class A Stock of $(15.9) million;
•in 2020, series K preferred units redemptions of $(27.9) million;
•in 2020, payment received on note receivable of $31.7 million;
•in 2020, cash distributions paid to stockholders of $(39.6) million;
•in 2019, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $2.5 billion, which includes a $1 billion bonds issuance;
•in 2019, principal payments on mortgages, notes, and loans payable of $(1.2) billion;
•in 2019, buyback of Class A Stock of $(111.3) million;
•in 2019, buyback of Class B-1 Stock of $(224.5) million;
•in 2019, cash distributions to noncontrolling interests in consolidated real estate affiliates of $(52.1) million; and
•in 2019, cash distributions paid to stockholders of $(715.1) million.

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

For the six months ended June 30, 2020, there were no significant changes to these policies, except for the policies related to the application of lease modification guidance in Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842", "Topic 842", or "the new leasing standard") as a result of the COVID-19 pandemic as described in Note 2 and below.

Topic 842 - Lease Modification Q&A

Due to the business disruptions and challenges severely affecting the global economy caused by the global economic shutdown, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the Financial Accounting Standards Board staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the shutdown. Under existing lease guidance, economic relief that is agreed to or negotiated outside of the original lease agreement is typically considered a lease modification, in which case both the lessee and lessor would be required to apply the respective modification frameworks. However, if the lessee was entitled to the economic relief because of either contractual or legal rights, the relief would be accounted for outside of the modification framework. Although the original lease modification guidance in Accounting Standards Codification (“ASC”) 842, Leases remain appropriate to address routine lease modifications, the Lease Modification Q&A established a different framework to account for certain lease concessions granted in response to the shutdown. The Lease Modification Q&A allows the Company, if certain criteria have been met, to make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. Such election is required to be applied consistently to leases with similar characteristics and similar circumstances.

The Company has elected to apply such relief and will avail itself of the election to treat leases as lease modifications, thereby avoiding performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the shutdown and (2) result in the cash flows remaining substantially the same or less than the original contract.

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

Non-GAAP Supplemental Financial Measures and Definitions

Funds From Operations ("FFO")

The Company determines FFO based upon the definition set forth by Nareit. The Company determines FFO to be its share of consolidated net income (loss) attributable to BPYU computed in accordance with GAAP, adjusted for real estate related depreciation and amortization, amortization of above and below market rent on ground leases, excluding gains and losses from extraordinary items, excluding cumulative effects of accounting changes, excluding gains and losses from the sales of, or any impairment charges related to, previously depreciated operating properties, plus the allocable portion of FFO of unconsolidated joint ventures based upon the Company's economic ownership interest, and all determined on a consistent basis in accordance with GAAP.

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

The following table reconciles GAAP net income attributable to BPYU to FFO for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net (Loss) Income Attributable to BPYU	$(209,050)	$(227,220)	$(290,877)	$(195,570)
Provision for impairment excluded from FFO - Consolidated Properties	71,455	184,347	71,455	184,347
Provision for impairment excluded from FFO - Unconsolidated Properties	42,675	—	42,675	—
Unconsolidated Real Estate Affiliates - gain on investment	—	—	—	(104,354)
Gain on sales of investment properties	109	(34)	(6,650)	(5,546)
Above and below market ground rent	939	—	2,505	—
Preferred stock dividends	(3,984)	(3,984)	(7,968)	(7,968)
Loss from changes in control of investment properties and other	15,433	—	15,433	—
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	158,139	113,594	310,727	227,564
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	112,534	136,423	230,193	274,831
Allocation of noncontrolling interests (1)	(39,079)	(62,345)	(65,348)	(74,247)
FFO	$149,171	$140,781	$302,145	$299,057

(1) Noncontrolling interest holders' share of adjustments including depreciation, impairment, gain (loss) from changes in control of investment properties and other, Unconsolidated Real Estate Affiliates - gain on investment and gain on sales of investment properties.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements that do not relate to historical or current facts or matters are forward-looking statements. When used, the words "may," "will," "seek," "expects," "anticipates," "believes," "targets," "intends," "should," "estimates," "could," "continue," "assume," "projects," "plans," or similar expressions, are intended to identify forward-looking statements. Although we believe the expectations reflected in any forward-looking statement are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors, including the recent novel coronavirus outbreak. Our future results may be impacted by risks associated with the global economic shutdown and the related global reduction in commerce and travel and substantial volatility in stock markets worldwide, which may result in a decrease of cash flows and impairment losses on our investments and real estate properties, and we may be unable to achieve our expected returns. Accordingly, investors should use caution in relying on forward-looking statements.

Some of the other risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•the market price of BPY units and the combined business performance of BPY as a whole;
•general volatility of conditions affecting the retail sector;
•our inability to acquire and maintain tenants or to lease space on terms favorable to us;
•risks related to the bankruptcy or store closures of national tenants with chains of stores in many of our properties;
•our inability to sell real estate quickly;
•risks related to perceptions by retailers and shoppers of the convenience and attractiveness of our retail properties;
•risks related to the development, expansion and acquisitions of properties;

•risks related to competition in our business;
•risks related to natural disasters, pandemics/epidemics or terrorist attacks;
•risks related to cyber and data security breaches or information technology failures;
•environmental uncertainties and related costs, including costs resulting from uninsured potential losses;
•general risks related to inflation or deflation;
•risks relating to impairment charges for our real estate assets;
•risks related to conflicts of interest with BPY and our status as a "controlled company" within the meaning of the rules of Nasdaq;
•our dependence on our subsidiaries for cash;
•risks related to our joint venture partners, including risks related to conflicts of interests, potential bankruptcies, tax-related obligations and financial support relating to such joint venture partners;
•our inability to maintain status as a REIT, and possible adverse changes to tax laws;
•risks related to our indebtedness and debt restrictions and covenants;
•our inability to refinance, extend, restructure or repay near and indeterminate debt;
•our inability to raise capital through financing activities or asset sales; and
•risks related to the structure and trading of Class A Shares.

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

We operate in industries or geographies impacted by COVID-19. Many of these are facing financial and operational hardships due to COVID-19 and responses to it. Adverse impacts on our business may include:

•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•a slowdown in business activity may severely impact our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to fund their business operations, meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•an increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such lease will be executed;
•reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending; and
•expected completion dates for our development and redevelopment projects may be subject to delay as a result of local economic conditions that may continue to be disrupted as a result of the COVID-19 pandemic.

If these and potential other disruptions caused by COVID-19 continue, our business could be materially adversely affected.

Credit Risk

The recent global economic shutdown has increased the risk in the near-term of our tenants’ ability to fulfill lease commitments, which has been materially impacted by retail store closures, quarantines and stay-at-home orders. Many of our tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts.

Lease Roll-over Risk

Lease roll-over risk arises from the possibility that we may experience difficulty renewing leases as they expire or in re-leasing space vacated by tenants upon early lease expiry. Due to the shutdown, we may experience an increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such leases will be executed could be impacted.

Economic Risk

Real estate is relatively illiquid and may be even more illiquid in the context of an economic downturn that may result from the global economic shutdown. Such illiquidity may limit our ability to vary our portfolio promptly in response to changing economic or investment conditions. Also, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the markets in which we operate.

Interest Rate and Financing Risk

We have an on-going need to access debt markets to refinance maturing debt as it comes due. There is a risk that lenders will not refinance such maturing debt on terms and conditions acceptable to us or on any terms at all. This risk may be increased as a result of disrupted market conditions resulting from the shutdown. Our strategy to stagger the maturities of our mortgage portfolio attempts to mitigate our exposure to excessive amounts of debt maturing in any one year and to maintain relationships with a large number of lenders to limit exposure to any one counterparty.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2020	$—	$—	$—	(1)
May 1 - May 31, 2020	—	—	—	(1)
June 1 - June 30, 2020	—	—	—	(1)
Total	$—	$—	$—	(2)

(1)On August 1, 2019, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.
(2)As of June 30, 2020, the number of shares of Class A Stock comprising 10% of the Company's public float was greater than 5% of the Company's issued and outstanding Class A Stock, and was equal to 5,225,839 shares of Class A Stock. As of June 30, 2020, 4,828,614 shares of Class A Stock were available for repurchase under the Company's stock repurchase plan.

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
*Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookfield Property REIT Inc.

Date: August 7, 2020	By:	/s/ Michelle Campbell
Michelle Campbell
Secretary

Date: August 7, 2020	By:	/s/ Bryan K. Davis
Bryan K. Davis
Chief Financial Officer*
Brookfield Property Group LLC

*  Mr. Davis performs the functions of chief financial officer for Brookfield Property REIT Inc. (the "Company") pursuant to a Master Services Agreement, dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.