Form 10-Q
period 2020-09-30
Brookfield Property REIT Inc.
filed 2020-11-09
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2020

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
☐ Yes          ☒ No

The number of shares of Class A Stock, $.01 par value, outstanding on November 4, 2020 was 39,129,457.

Brookfield Property REIT Inc.

PART I        FINANCIAL INFORMATION

ITEM I        FINANCIAL STATEMENTS

Brookfield Property REIT Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,719,749	$3,659,595
Buildings and equipment	14,225,715	14,020,589
Less accumulated depreciation	(2,917,298)	(2,569,911)
Construction in progress	235,186	160,443
Net property and equipment	15,263,352	15,270,716
Investment in Unconsolidated Real Estate Affiliates	4,461,997	4,634,292
Net investment in real estate	19,725,349	19,905,008
Cash and cash equivalents	173,341	197,829
Accounts receivable, net	563,612	234,928
Notes receivable	44,572	76,310
Deferred expenses, net	166,956	188,591
Prepaid expenses and other assets (see Notes 7 and 14)	757,832	745,060
Deferred tax assets, net	620,058	625,660
Total assets	$22,051,720	$21,973,386
Liabilities:
Mortgages, notes and loans payable (including related party debt - see Note 6)	$16,330,129	$15,902,894
Investment in Unconsolidated Real Estate Affiliates	131,201	125,565
Accounts payable and accrued expenses (see Notes 7 and 15)	1,025,044	1,027,130
Dividend payable	454	21
Junior subordinated notes	206,200	206,200
Total liabilities	17,693,028	17,261,810
Redeemable Class A equity interests	890,464	1,354,234
Redeemable noncontrolling interests	61,670	62,235
Total redeemable interests	952,134	1,416,469
Equity:
Class B Stock & Series B Preferred Stock (collectively, "Combined Class B Stock"): 5,907,500,000 shares authorized, $0.01 par value, 520,528,095 and 493,665,297 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively (see Note 9)	5,206	4,937
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of September 30, 2020 and December 31, 2019	6,401	6,401
Preferred Stock: 500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	242,042	242,042
Additional paid-in capital	7,245,170	6,670,844
Accumulated deficit	(5,426,952)	(5,076,455)
Accumulated other comprehensive loss	(102,599)	(85,402)
Total stockholders' equity	1,969,268	1,762,367
Noncontrolling interests in Consolidated Real Estate Affiliates	14,062	26,210
Noncontrolling interests of the Operating Partnership	1,423,228	1,506,530
Total equity	3,406,558	3,295,107
Total liabilities, redeemable interests and equity	$22,051,720	$21,973,386

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Revenues:
Rental revenues, net	$326,707	$317,469	$1,019,609	$954,728
Management fees and other corporate revenues	28,923	44,206	90,826	123,444
Other	11,353	13,450	34,643	34,368
Total revenues	366,983	375,125	1,145,078	1,112,540
Operating Expenses:
Real estate taxes	51,054	43,726	147,517	126,955
Property maintenance costs	6,640	6,297	22,200	22,693
Marketing	1,197	965	3,602	2,790
Other property operating costs	51,471	45,271	138,554	129,768
Property management and other costs	62,836	59,042	181,335	174,339
General and administrative	5,753	4,929	15,645	15,661
Costs related to the BPY Transaction	—	—	—	9,179
Provision for impairment	—	38,794	71,455	223,142
Depreciation and amortization	165,200	120,249	485,442	357,429
Total operating expenses	344,151	319,273	1,065,750	1,061,956
Interest and dividend income	1,969	12,138	5,828	23,451
Interest expense	(164,443)	(180,755)	(507,209)	(494,306)
Gain (loss) on extinguishment of debt	—	(27,542)	14,320	(27,542)
Gain (loss) from changes in control of investment properties and other, net	—	39,712	(15,433)	39,712
Loss before income taxes, equity in income (loss) of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	(139,642)	(100,595)	(423,166)	(408,101)
Benefit from (provision for) income taxes	(5,808)	14,021	(4,596)	6,068
Equity in income (loss) of Unconsolidated Real Estate Affiliates	(44,155)	16,145	(105,424)	434
Unconsolidated Real Estate Affiliates - (loss) gain on investment, net	(645)	33,640	10,882	137,994
Net loss	(190,250)	(36,789)	(522,304)	(263,605)
Allocation to noncontrolling interests	19,630	3,366	60,807	34,617
Net loss attributable to Brookfield Property REIT Inc.	$(170,620)	$(33,423)	$(461,497)	$(228,988)
Class A Stock Earnings Per Share (See Note 10):
Basic & Diluted Earnings Per Share	$0.3325	$0.3300	$0.9975	$0.9900

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Comprehensive Loss, Net:
Net loss	$(190,250)	$(36,789)	$(522,304)	$(263,605)
Other comprehensive income (loss)
Foreign currency translation	(964)	(5,472)	(18,958)	(4,745)
Net unrealized gain (losses) on other financial instruments	(15)	(72)	39	(120)
Other comprehensive loss	(979)	(5,544)	(18,919)	(4,865)
Comprehensive loss	(191,229)	(42,333)	(541,223)	(268,470)
Comprehensive loss allocated to noncontrolling interests	19,726	3,366	62,529	34,617
Comprehensive loss attributable to Brookfield Property REIT Inc.	$(171,503)	$(38,967)	$(478,694)	$(233,853)

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2019	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$1,553,596	$2,775,422	$2,305,895

Net income (loss)					(315,935)		(39,005)	(354,940)	86,947
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(76,241)	(76,241)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							1,188	1,188
Buyback of Class A Stock					5,283			5,283	(120,210)
Buyback of Class B-1 Stock	(105)			(158,517)	(65,902)			(224,524)
Series K Preferred Unit redemption					941		(729)	212
Long Term Incentive Plan & Stock Option Expense					653			653
Restricted stock grants, net of forfeitures (607,450 shares of Class A Stock)								—	7,288
Preferred stock dividend ($1.1952 per share)					(11,952)			(11,952)
Other comprehensive loss						(4,865)		(4,865)
Class A Conversion to Class B-1 (38,002,949 shares of Class A Stock converted to 33,919,596 shares of Class B-1 Stock)	340			725,201	72,522			798,063	(798,063)
Dividends on Class A Stock ($0.99 per share) and Combined Class B Stock (See Note 9)					(651,098)			(651,098)	(86,947)

Balance at September 30, 2019	$4,782	$6,401	$242,042	$6,339,508	$(5,686,823)	$(87,518)	$1,438,809	$2,257,201	$1,394,910

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at July 1, 2019	$4,664	$6,401	$242,042	$6,087,409	$(5,652,263)	$(81,974)	$1,453,857	$2,060,136	$1,674,301

Net income (loss)					(56,318)		(4,717)	(61,035)	22,900
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(14,538)	(14,538)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							4,392	4,392
Long-Term Incentive Plan & Stock Option Expense					223			223
Buyback of Class A Stock					2,008			2,008	(5,668)
Series K Preferred Unit redemption					18		(185)	(167)
Preferred stock dividend ($0.3984 per share)					(3,984)			(3,984)
Other comprehensive loss						(5,544)		(5,544)
Restricted stock grants, net of forfeitures (25,562 shares of Class A Stock)								—	1,990
Class A Conversion to Class B-1 (13,129,125 shares of Class A Stock converted to 11,791,341 shares of Class B-1 Stock)	118			252,099	23,493			275,710	(275,713)
Dividends on Class A Stock ($0.33 per share) and Combined Class B Stock (See Note 9)					—			—	(22,900)

Balance at September 30, 2019	$4,782	$6,401	$242,042	$6,339,508	$(5,686,823)	$(87,518)	$1,438,809	$2,257,201	$1,394,910

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2020	$4,937	$6,401	$242,042	$6,670,844	$(5,076,455)	$(85,402)	$1,532,740	$3,295,107	$1,354,234

Net income (loss)					(516,388)		(63,524)	(579,912)	54,891
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(336)	(336)
Buyback of Class A Stock					92,822			92,822	(226,431)
Series K Preferred Unit redemption					2,149		(29,868)	(27,719)
Long Term Incentive Plan & Stock Option Expense					54			54
Preferred stock dividend ($1.19532 per share)					(11,953)			(11,953)
Other comprehensive loss						(17,197)	(1,722)	(18,919)
Restricted stock grants, net of forfeitures (784,517 shares of Class A Stock)				—				—	5,808
Class A Conversion to Class B-1 (11,578,482 shares of Class A Stock converted to 7,495,510 shares of Class B-1 Stock)	75			160,253	82,819			243,147	(243,147)
Dividends on Class A Stock ($0.9975 per share)								—	(54,891)
Class B Equity Issuance	194			414,073				414,267

Balance at September 30, 2020	$5,206	$6,401	$242,042	$7,245,170	$(5,426,952)	$(102,599)	$1,437,290	$3,406,558	$890,464

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at July 1, 2020	$4,992	$6,401	$242,042	$6,788,182	$(5,361,146)	$(101,715)	$1,458,562	$3,037,318	$1,172,745

Net income (loss)					(185,956)		(20,531)	(206,487)	15,336
Distributions to noncontrolling interests in consolidated Real Estate Affiliates and Operating Partnership								—
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(204)	(204)
Buyback of Class A Stock					90,740			90,740	(208,476)
Series K Preferred Unit redemption					270		(441)	(171)
Long Term Incentive Plan & Stock Option Expense					23			23
Preferred stock dividend ($0.3984 per share)					(3,984)			(3,984)
Other comprehensive loss						(884)	(96)	(980)
Restricted stock grants, net of forfeitures (21,758 shares of Class A Stock forfeited)								—	2,231
Class A Conversion to Class B-1 (3,620,879 shares of Class A Stock converted to 2,007,259 shares of Class B-1 Stock)	20			42,915	33,101			76,036	(76,036)
Dividends on Class A Stock ($0.33 per share)								—	(15,336)
Class B Equity Issuance	194			414,073				414,267

Balance at September 30, 2020	$5,206	$6,401	$242,042	$7,245,170	$(5,426,952)	$(102,599)	$1,437,290	$3,406,558	$890,464

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Cash Flows (used in) provided by Operating Activities:
Net (loss) income	$(522,304)	$(263,605)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in (income) loss of Unconsolidated Real Estate Affiliates	105,424	(434)
Distributions received from Unconsolidated Real Estate Affiliates	35,703	79,267
Provision for doubtful accounts	56,475	8,244
Depreciation and amortization	485,442	357,429
Amortization/write-off of deferred finance costs	25,240	21,644
Accretion/write-off of debt market rate adjustments	(1,110)	(1,255)
Amortization of intangibles other than in-place leases	(3,261)	(2,480)
Amortization of right-of-use assets	7,681	3,934
Straight-line rent amortization	(5,943)	(5,633)
Deferred income taxes	5,601	(10,810)
Unconsolidated Real Estate Affiliates - loss on investment, net	(10,882)	(137,994)
Gain (loss) from changes in control of investment properties and other, net	15,433	(39,712)
Provision for impairment	71,455	223,142
(Gain) loss on extinguishment of debt	(14,320)	27,542
Net changes:
Accounts and notes receivable, net	(364,587)	45,614
Prepaid expenses and other assets (see Notes 7 and 14)	(27,640)	(4,137)
Deferred expenses, net	(2,055)	(13,012)
Accounts payable and accrued expenses (see Notes 7 and 15)	53,684	(39,910)
Other, net	(3,707)	4,359
Net cash (used in) provided by operating activities	(93,671)	252,193
Cash Flows (used in) Investing Activities:
Acquisition of real estate and property additions	—	(169,596)
Development of real estate and property improvements	(219,670)	(381,811)
Loans to affiliates	—	(330,000)
Loans to joint venture and joint venture partners	(2,168)	(97,548)
Proceeds from repayment of loans to affiliates	—	330,000
Proceeds from repayment of loans to joint venture and joint venture partners	—	18,020
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	84,450	173,774
Contributions to Unconsolidated Real Estate Affiliates	(75,226)	(208,277)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	29,684	269,465
Net cash (used in) investing activities	(182,930)	(395,973)
Cash Flows provided by Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable (including related party debt - see Note 6)	811,053	4,653,639
Principal payments on mortgages, notes and loans payable - (including related party debt - see Note 6)	(751,174)	(3,364,544)
Payment of deferred finance costs	(6,343)	(30,471)
Issuances of Class B Stock	414,266	—
Buyback of Class A Stock	(133,609)	(114,927)
Buyback of Combined Class B Stock	—	(224,524)
Series K preferred unit redemptions	(28,284)	(14,719)
Cash contributions from noncontrolling interests in consolidated real estate affiliates	31,688	—
Cash distributions to noncontrolling interests in consolidated real estate affiliates	—	(67,035)
Cash distributions paid to stockholders	(54,891)	(738,043)
Cash distributions paid to preferred stockholders	(11,953)	(11,952)
Cash distributions and redemptions paid to unit holders	(2,881)	(5,248)
Net cash provided by financing activities	267,872	82,176
Net change in cash, cash equivalents and restricted cash	(8,729)	(61,604)
Cash, cash equivalents and restricted cash at beginning of period	275,512	298,693
Cash, cash equivalents and restricted cash at end of period	$266,783	$237,089

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$475,778	$484,479
Interest capitalized	5,417	13,412
Income taxes paid	7,064	5,994
Accrued capital expenditures included in accounts payable and accrued expenses	265,716	221,995
Cash paid for amounts included in the measurement of lease liabilities	6,947	6,406
Recognition of right-of-use asset	—	73,633
Lease liabilities arising from obtaining right-of-use lease asset	—	73,633
Straight-line ground rent asset reclassed to right-of-use asset	—	53,779
Straight-line ground rent liability reclassed to right-of-use asset	—	3,817
Straight-line building rent liability reclassed to right-of-use asset	—	3,599
Non-cash transfer of legal rights for Coronado Center Mall (see Note 3)	—	53,100
Non-cash satisfaction of notes receivable from joint venture partner (see Note 3)	—	250,000
Non-cash transfer of legal rights for Mall in Columbia (see Note 3)	45,500	—

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

BPYU is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. In these notes, the terms "we," "us" and "our" refer to BPYU and its subsidiaries. BPYU, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of September 30, 2020, we were the owner, either entirely or with joint venture partners, of 122 retail properties in the United States.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of September 30, 2020, BPYU held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of September 30, 2020
Tenant leases:
In-place value	$314,921	$(99,142)	$215,779

As of December 31, 2019
Tenant leases:
In-place value	$311,838	$(72,658)	$239,180

The above-market tenant leases are included in prepaid expenses and other assets (Note 14); the below-market tenant leases are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization/accretion effect on continuing operations	$(16,079)	$(8,665)	$(61,235)	$(18,446)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2020 Remaining	$14,771
2021	42,449
2022	31,641
2023	24,163
2024	19,974

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

Lessor arrangements
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of September 30, 2020, we do not have any material sales-type or direct financing leases.
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

With respect to our consolidated properties, for the three and nine months ended September 30, 2020, we have recorded $36.9 million and $59.8 million, respectively, associated with potentially uncollectible revenues, which includes $2.4 million

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and $7.4 million, respectively, for straight-line rent receivables. With respect to our Unconsolidated Real Estate Affiliates, for the three and nine months ended September 30, 2020, our Unconsolidated Real Estate Affiliates have recorded $47.4 million and $81.0 million, respectively, associated with potentially uncollectible revenues, which includes $3.0 million and $10.1 million, respectively, for straight-line rent receivables. Of these amounts for the three and nine months ended September 30, 2020, our share totaled $24.9 million and $40.1 million, respectively, which includes $1.5 million and $4.8 million, respectively, for straight-line rent receivables.

As of September 30, 2020, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, has collected approximately 65% of third quarter rents, and collections continue to increase subsequent to quarter end. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance, although we have not executed a significant number of agreements. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees from affiliates	$28,923	$44,206	$90,826	$123,444
Management fee expense	(9,007)	(11,956)	(25,911)	(36,485)
Net management fees from affiliates	$19,916	$32,250	$64,915	$86,959

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Management Fee Expense

Following the BPY Transaction, certain Brookfield Asset Management Inc. ("BAM")-owned entities provide certain management and administration services to BPYU. BPYU and its affiliates pay a management fee based on market capitalization and metrics defined by management. For the first twelve months following closing of the BPY Transaction, BAM agreed to waive management fees payable by BPYU. Amounts payable for the three and nine months ended September 30, 2020 were $4.6 million and $12.4 million, respectively.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the three and nine months ended September 30, 2020 and 2019.

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

During the three months ended September 30, 2020, we recorded no impairment charges. During the nine months ended September 30, 2020, we recorded an impairment charge of $71.5 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) related to a reduction in the probability-weighted holding period at one of the operating properties, where the Company is currently engaging in negotiations with the creditor to obtain potential lender concessions or other relief (see Note 5).

During the three months ended September 30, 2019, we recorded an impairment charge of $38.8 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) related to one operating property where the carrying value exceeded the transfer price to our affiliate (Note 3). During the nine months ended September 30, 2019, we recorded a

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

$223.1 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss), $184.3 million of which related to one operating property as a result of a significant decrease in market leasing assumptions and $38.8 million of which related to the impairment charge on the operating property discussed above.

A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of September 30, 2020 was based on the most current information available to the Company. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $920.0 million and $715.0 million outstanding under our credit facility as of September 30, 2020 and December 31, 2019, respectively.

Severance and Other Employee Related Costs

In accordance with ASC 712, Nonretirement Postemployment Benefits, we recognize severance costs when it becomes probable that a payment will be made and the amount is estimable. During the three and nine months ended September 30, 2020, the Company recorded $12.0 million of severance costs included in accounts payable on our Consolidated Balances Sheets and property management costs on our Consolidated Statements of Operations and Comprehensive Income (Loss), related to a workforce reduction.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments), which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. The Company adopted this standard on January 1, 2020 which did not materially impact its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This temporary guidance is effective as of March 12, 2020 through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). The Company has not adopted any of the optional expedients or exceptions as of September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On September 3, 2020, the Company transferred its right in the Sears Anchor Parcel at The Mall in Columbia to TMIC FS Anchor Parcel LLC, a subsidiary of Mall in Columbia JV LLC. In connection with the formation of the Mall in Columbia JV LLC joint venture, the Company agreed to use reasonable efforts to transfer its legal rights at an agreed upon value of $45.5 million.

On May 27, 2020, the Company completed a restructuring with respect to Water Tower Place with its joint venture partner for nominal consideration and assumption of the partner’s share of the debt, resulting in the Company obtaining control of the entity with a total ownership percentage for the Company of 93.93%. Accordingly, the Company recognized a loss of

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

$15.4 million included in loss from changes in control of investment properties on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

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

On February 21, 2020, the Company completed the sale of eight outparcels for a gross sales price of $12.1 million, which resulted in a gain of $7.8 million included in Other Revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020. All of the eight outparcels were located at consolidated entities.

On February 7, 2020, our joint venture partner at the SoNo Collection contributed $70.8 million in additional capital to the joint venture, resulting in a dilution of the Company’s ownership interest from 17.0% to 12.9%.

On January 14, 2020, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 758,725 shares of Common Stock in Allied Esports Entertainment, Inc. (par value $0.01 per share) at a price of $6.59 per share, for a $5.0 million total investment. The investment was marked to fair value as of September 30, 2020, which resulted in a loss of $0.6 million and a loss of $4.0 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020, respectively. This investment resulted in a 3.2% ownership interest in Allied Esports Entertainment, Inc. The investment is accounted for at fair value as the Company has neither control nor significant influence over Allied Esports Entertainment, Inc. and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On January 9, 2020, the Company completed the sale of its 27.0% interest in Aero OpCo LLC ("Aeropostale") for a gross sales price of $36.0 million, which resulted in a gain on the sale of $15.1 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

On January 9, 2020, the Company completed the sale of its 1.2% interest in Authentic Brands Group LLC ("ABG") for a gross sales price of $33.5 million, which resulted in a gain on the sale of $1.4 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

On September 13, 2019, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 10,000,000 shares of Class A Units in PFC Associates LLC ("P.F. Chang's") (par value $0.01 per share) at a price of $1.00 per share, for a $10.0 million total investment, resulting in a 3.2% ownership interest in P.F. Chang's. P.F. Chang's is a tenant at certain properties for which we receive rental income included in rental revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2019. The investment is accounted for using the cost method as the Company has neither control nor significant influence over P.F. Chang's and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On August 26, 2019, the Company purchased an additional ownership interest of 49.677% in 730 Fifth Owners, LLC from its joint venture partner resulting in the Company obtaining control of the entity with a total ownership percentage for the Company of 99.677%. The transaction was accounted for as an asset acquisition. The transaction consideration consisted of cash consideration of $153.0 million and satisfaction of notes receivable of $249.5 million from the joint venture partner. Because of the presence of non-cash consideration, the Company determined that the fair value of the net assets acquired was more readily determinable than the fair value of the consideration given, and determined that the aggregate fair value of the joint venture's equity was $808.0 million on the acquisition date, which was allocated to the Company's 99.677% ownership interest for $805.4 million and the joint venture partner's remaining 0.323% non-controlling interest for $2.6 million. Concurrent with this transaction, the joint venture partner repaid $54.7 million of interest on the notes receivable (including amounts that had been annually capitalized onto the outstanding principal balance). The Company recorded a gain on change in

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

control of investment properties of $39.7 million related to the Company's previously held 50% ownership interest. Immediately following this transaction, the Company sold a condominium interest in one unit of the property to an affiliate of the joint venture partner for a gross sales price of $12.6 million to an affiliate of the joint venture partner, and incurred fees of $0.4 million, which resulted in no gain or loss, as the fair value of the condominium interest in the consolidation transaction had been determined to be $12.2 million.

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

On August 12, 2019, the Company completed the sale of the land in the former Sears Anchor Parcel at Columbia Mall for a gross sales price of $5.0 million, which resulted in a gain on the sale of $3.6 million included in other revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019.

On August 9, 2019, the Company completed the sale of 49.3% of its interest in Authentic Brands Group LLC ("ABG") for a gross sales price of $32.1 million, which resulted in a gain on the sale of $16.8 million included in Unconsolidated Real Estate Affiliates - Gain on Investment on the Consolidated Statements Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019. The basis of the remaining 50.7% investment was marked to fair value of $32.1 million in conjunction with the sale transaction noted above, which resulted in an additional gain on sale of $16.8 million directly related to the step up basis in fair value. This gain is recorded in Unconsolidated Real Estate Affiliates - Gain on Investment on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019. The investment will continue to be accounted for using the cost method as the Company has neither control nor significant influence over ABG and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

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

In connection with the formation of the BPR-FF JV LLC joint venture, the Company agreed to use reasonable efforts to cause a transfer to BPRFF JV LLC of the legal rights it held in the Seritage Venture at Coronado Center Mall at an agreed upon value of $53.1 million. On April 9, 2019, the Company transferred its rights in the Sears Anchor Parcel at Coronado Center Mall to Coronado Center LLC. No gain or loss was recognized on the transaction.

On January 7, 2019, the Company completed the sale of its 12.0% interest in Bayside Marketplace for a sales price of $42.0 million. Due to cumulative distributions received in excess of its investment, the Company had a liability balance associated with its investment in Bayside Marketplace. Accordingly, the Company recognized a gain of $104.4 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2019.

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded. During the three months ended September 30, 2020, we recognized no impairment charges. During the nine months ended September 30, 2020, we recognized $71.5 million in impairment charges. During the three and nine months ended September 30, 2019, we recognized $38.8 million and $223.1 million in impairment charges, respectively.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Nine months ended September 30, 2020
Investments in real estate (1)	$86,337	$—	$—	$86,337	$71,455
Three months ended September 30, 2019
Investments in real estate (1)	$419,327	$—	$—	$419,327	$38,794
Nine months ended September 30, 2019
Investments in real estate (1)	$599,721	$—	$—	$599,721	$223,142
(1)    The impairment recorded on the Investments in real estate balance represents a loss incurred at a consolidated property. Refer to Note 5 for information regarding the impairment losses recorded on our Unconsolidated Real Estate Affiliates.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Unobservable Quantitative Input	Rate
Nine months ended September 30, 2020
Discount rate	10.75%
Terminal capitalization rate	9.50%
Three months ended September 30, 2019
Agreed upon purchase price	N/A
Nine months ended September 30, 2019
Discount rates	5.50%
Terminal capitalization rate	4.00%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$8,854,870	$8,813,125	$8,627,332	$8,631,704
Variable-rate debt	7,475,259	7,527,617	7,275,562	7,355,744
	$16,330,129	$16,340,742	$15,902,894	$15,987,448

(1)     Includes net market rate adjustments of $3.5 million and deferred financing costs of $113.3 million, net.
(2)    Includes net market rate adjustments of $4.7 million and deferred financing costs of $131.8 million, net.

The fair value of our junior subordinated notes approximates their carrying amount as of September 30, 2020 and December 31, 2019. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	September 30, 2020	December 31, 2019
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$3,470,227	$3,458,485
Buildings and equipment	21,973,927	22,119,745
Less accumulated depreciation	(4,525,417)	(4,303,109)
Construction in progress	411,147	657,170
Net investment in real estate	21,329,884	21,932,291
Cash and cash equivalents	548,509	662,879
Accounts receivable, net	737,208	344,946
Notes receivable	20,648	22,497
Deferred expenses, net	397,361	428,460
Prepaid expenses and other assets	551,389	692,407
Total assets	$23,584,999	$24,083,480
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$14,757,099	$15,173,099
Accounts payable, accrued expenses, and other liabilities	946,378	1,079,915
Cumulative effect of foreign currency translation ("CFCT")	(33,230)	(9,985)
Owners' equity, excluding CFCT	7,914,752	7,840,451
Total liabilities and owners' equity	$23,584,999	$24,083,480
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$7,881,522	$7,830,466
Less: joint venture partners' equity	(4,414,973)	(4,357,244)
Plus: excess investment/basis differences	829,842	954,262
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	4,296,391	4,427,484
Investment in Unconsolidated Real Estate Affiliates, net (securities)	34,405	57,061
Retail investment, net	—	24,182
Investment in Unconsolidated Real Estate Affiliates, net	$4,330,796	$4,508,727
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$4,461,997	$4,634,292
Liability - Investment in Unconsolidated Real Estate Affiliates	(131,201)	(125,565)
Investment in Unconsolidated Real Estate Affiliates, net	$4,330,796	$4,508,727

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Condensed Combined Statements of Income (Loss) - Unconsolidated Real Estate Affiliates
Revenues:
Rental revenues, net	$463,181	$622,704	$1,507,450	$1,885,482
Condominium sales	—	9,390	16,215	9,390
Other	6,695	51,224	32,650	85,059
Total revenues	469,876	683,318	1,556,315	1,979,931
Operating Expenses:
Real estate taxes	51,806	61,633	162,846	184,215
Property maintenance costs	9,668	11,886	33,326	40,026
Marketing	3,810	4,111	12,923	13,930
Other property operating costs	72,908	87,034	208,412	249,925
Condominium cost of sales	6	6,844	9,930	6,844
Property management and other costs (1)	20,780	27,645	59,973	83,649
General and administrative	183	1,309	1,153	3,440
Provision for impairment	4,939	—	88,856	—
Depreciation and amortization	228,222	254,413	680,430	780,729
Total operating expenses	392,322	454,875	1,257,849	1,362,758
Interest income	372	3,288	4,087	8,783
Interest expense	(161,672)	(188,722)	(495,283)	(538,394)
Provision for income taxes	(640)	(354)	(1,471)	(743)
Equity in loss of unconsolidated joint ventures	—	(6,254)	—	(23,498)
Income (loss) from continuing operations	(84,386)	36,401	(194,201)	63,321
Allocation to noncontrolling interests	(2)	(13)	(26)	(40)
Net income (loss) attributable to the ventures	$(84,388)	$36,388	$(194,227)	$63,281
Equity In Income (Loss) of Unconsolidated Real Estate Affiliates:
Net income (loss) attributable to the ventures	$(84,388)	$36,388	$(194,227)	$63,281
Joint venture partners' share of (income) loss	45,615	(15,576)	108,146	(28,202)
Gain on retail investment	—	5,785	—	1,249
Amortization of capital or basis differences	(5,382)	(10,452)	(19,343)	(35,894)
Equity in loss of Unconsolidated Real Estate Affiliates	$(44,155)	$16,145	$(105,424)	$434

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

As of September 30, 2020, the balance of ROU assets was $68.1 million, net and lease liabilities of $70.1 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. As of December 31, 2019, the balance of ROU assets was $68.9 million, net and lease liabilities was $71.0 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. All of these leases are operating leases; we do not have any finance leases.

On May 27, 2020, the Company acquired an additional ownership interest of 49.5% in the Water Tower Joint Venture from its joint venture partner for nominal consideration. Following this, the Company has a 93.93% ownership interest in the joint venture and its wholly owned subsidiary.

During the three and nine months ended September 30, 2020, we recorded $4.9 million and $88.9 million, respectively, of impairment charges on our Condensed Combined Statements of Income (Loss) - Unconsolidated Real Estate Affiliates related to three operating properties.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $7.0 billion as of September 30, 2020 and $7.2 billion as of December 31, 2019, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

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

During the nine months ended September 30, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on eight property level mortgages. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. In total at share, as of September 30, 2020, the Company has suspended equity contributions to make contractual interest and/or principal payments on a total of $560.9 million of property level mortgages and the related Investment in Real Estate securing these loans has a carrying value of $548.1 million.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $80.2 million at one property as of September 30, 2020, and $81.5 million as of December 31, 2019. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of September 30, 2020, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	September 30, 2020 (1)	Weighted-Average Interest Rate (2)	December 31, 2019 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$7,923,131	4.21%	$7,638,697	4.21%
Senior secured notes - silver bonds	931,739	5.75%	988,635	5.75%
Total fixed-rate debt	8,854,870	4.37%	8,627,332	4.39%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,565,216	3.25%	2,594,182	4.20%
Unsecured corporate debt (5)	4,910,043	2.81%	4,681,380	4.16%
Total variable-rate debt	7,475,259	2.96%	7,275,562	4.17%
Total Mortgages, notes and loans payable	$16,330,129	3.72%	$15,902,894	4.29%
Junior subordinated notes	$206,200	1.72%	$206,200	3.39%

(1)     Includes $3.5 million of market rate adjustments and $113.3 million of deferred financing costs, net.
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

Collateralized Mortgages, Loan Extension, Notes and Loans Payable

As of September 30, 2020, $15.8 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.3 billion of debt, are cross-collateralized. Although a majority of the $10.5 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $726.6 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPYU. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the nine months ended September 30, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on ten consolidated property level mortgages, including one mortgage that is in maturity default. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. In total, as of September 30, 2020, the Company has suspended equity contributions to make contractual interest and/or principal payments on a total of $1.3 billion of consolidated property level mortgages and the related Investment in Real Estate securing these loans has a carrying value of $1.4 billion.

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

•One-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75%, which was scheduled to mature on April 25, 2020 and was subsequently further extended in April 2020. A principal repayment of $10.1 million was made in conjunction with the extension.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Corporate and Other Unsecured Loans

We have certain debt obligations, the terms of which are described below:

	September 30, 2020 (1)	Weighted-Average Interest Rate	December 31, 2019 (2)	Weighted-Average Interest Rate
Corporate debt:
Senior secured corporate debt	$4,981,767	2.81%	$4,769,510	4.16%
Senior secured notes - silver bonds	945,360	5.75%	999,950	5.75%
Total corporate debt	$5,927,127	3.28%	5,769,460	4.44%

(1)    Excludes deferred financing costs of $85.3 million in 2020 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.
(2)    Excludes deferred financing costs of $99.4 million in 2019 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

On May 24, 2020, the Company executed a series of transactions to repurchase corporate debt on the open market, funded by intercompany loans from BPY. The total amounts of debt repurchased had a par value of $59.6 million, and a cash repurchase price of $45.3 million. Following each repurchase, the repurchased debt is formally cancelled. As a result of the debt repurchase and cancellation, the Company recognized a gain of $14.3 million included in Gain on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes - Silver Bonds due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026. During the last quarter of 2019, the Company made a principal payment in amount of $50.0 thousand. During the nine months ended September 30, 2020, the Company made additional principal payments totaling $54.6 million. The remaining outstanding balance as of September 30, 2020 was $945.4 million.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bore interest at a rate equal to LIBOR plus 2.75% and was scheduled to mature on March 25, 2029. During the year ended December 31, 2019, the Company repaid this loan in full. The Company borrowed an additional $70.5 million during the second quarter of 2019, with a maturity date of June 25, 2029. During the year ended December 31, 2019, the Company made principal payments totaling $68.0 million. The Company borrowed an additional $31.7 million during the last quarter of 2019 which was due on January 6, 2020 and has been repaid. On February 10, 2020, the Company secured an additional $27.0 million subordinated unsecured note with Brookfield BPY Holdings Inc, and another $29.0 million note on March 25, 2020. The notes bear interest at rate equal to LIBOR plus 2.75%, and mature on February 10, 2030 and March 25, 2030, respectively. On May 19, 2020, the Company secured an additional $25.0 million subordinated unsecured note with Brookfield BPY Holdings Inc., and another $45.0 million on May 22, 2020. The notes were repaid in full on June 18, 2020 and July 16, 2020, respectively. On June 25, 2020, the Company secured another $25.0 million subordinated unsecured note at an interest rate equal to LIBOR plus 1.94% that is scheduled to mature on August 27, 2022. On July 16, 2020 and August 27,2020, the Company made a principal payments in the amount of $45.0 million and $22.1 million, respectively. The total outstanding balance of the notes as of September 30, 2020 was $61.5 million, including $1.2 million of accrued interest.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $920.0 million as of September 30, 2020. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the quarter ended September 30, 2020, the Company didn't make principal payments, and the remaining outstanding balance was $34.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance at September 30, 2020 was $2.0 billion. The

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the quarter ended September 30, 2020, the Company made a principal payment in the total amount of $5.0 million. The total outstanding balance of the Term B loan as of September 30, 2020 was $1,955.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

•The Company agreed to maintain an ongoing liquidity covenant (set at $500 million) which will be tested as of the last day of each month against the amount of unrestricted cash, undrawn available amounts under the Facility and undrawn amounts under the new Brookfield Liquidity Facility. The Company will enter into and maintain a $500 million Brookfield Liquidity Facility (the “Brookfield Liquidity Facility”) and prior to the date the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment, any interest and principal payments thereunder must be paid-in-kind.

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

•The Company also agreed to a number of additional restrictions, including restrictions on incurring additional indebtedness, making of certain restricted payments and the use of proceeds under the revolving facility, which will apply either through the end of the Covenant Relief Period – and in the case of certain provisions, until the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment.

As of September 30, 2020, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (See Note 17 for discussion specific to COVID-19), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust"), completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $49.9 million as of September 30, 2020 and $50.0 million as of December 31, 2019. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of material non-compliance with our financial covenants related to our mortgages, notes and loans payable as of September 30, 2020.

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

As of September 30, 2020, the balance of ROU assets was $395.0 million, net and lease liabilities of $75.8 million for seven ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

The maturity of our operating lease liabilities as of September 30, 2020 is as follows:

Year	Amount
Remainder of 2020	$2,316
2021	9,470
2022	9,704
2023	9,968
2024	10,200
2025	10,439
2026 and thereafter	155,012
Total undiscounted lease payments	207,109
Less: Present value adjustment	(131,281)
Total lease liability	$75,828

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Straight-line rent expense recognized for our consolidated operating leases is as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Ground leases	1,773	620	5,944	1,998
Office leases	1,964	2,164	5,892	5,892

Straight-line rent expense is included in other property operating costs for ground leases and property management and other costs for the office lease, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for each of the three and nine months ended September 30, 2020 and 2019 and are included in other property operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following summarizes additional information related to our operating leases as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Weighted-average remaining lease term (years)	23.2	16.9
Weighted-average discount rate	7.68%	7.36%

Supplemental disclosure for the consolidated statements of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$6,947	$6,406

Lessor arrangements
We own a property portfolio comprised primarily of Class A retail properties and lease this retail space to tenants. As of September 30, 2020, we own a controlling interest in and consolidated 63 retail properties located throughout the United States comprising approximately 55 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in the remainder of year 2020 and typically include renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space.

The maturity analysis of the lease payments we expect to receive from our operating leases as of September 30, 2020 is as follows:

Year	Amount
Remainder of 2020	$276,694
2021	1,047,375
2022	947,590
2023	828,518
2024	693,861
2025	566,118
Subsequent	1,820,055
$6,180,211

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

In accordance with the terms of our operating leases, we bill our tenants separately for minimum rents, tenant recoveries, overage rents and lease termination income as shown below for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Minimum rents, billed	$249,167	$224,326	$752,053	$665,263
Tenant recoveries, billed	101,133	89,253	298,029	269,346
Lease termination income, billed	2,637	3,875	5,004	6,320
Overage rent, billed	1,567	2,865	7,060	9,159
Total contractual operating lease billings	354,504	320,319	1,062,146	950,088
Adjustment to recognize contractual operating lease billings on a straight-line basis	1,757	1,684	5,943	5,633
Above and below-market tenant leases, net	7,193	(37)	7,995	7,250
Less provision for doubtful accounts	(36,747)	(4,497)	(56,475)	(8,243)
Total rental revenues, net	$326,707	$317,469	$1,019,609	$954,728

Of the total contractual rental revenues we have billed, 82.4% and 81.5% are fixed lease payments for the three and nine months ended September 30, 2020, respectively, and 78.0% and 78.9% are fixed lease payments for the three and nine months ended September 30, 2019, respectively.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. Depending on the extended due date for partnership and corporate income tax returns, we are statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2016 or December 31, 2017 through 2019 and are generally statutorily open to audit by state taxing authorities for the years ended December 31, 2015 or December 31, 2016 through 2019.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distributions to preferred BPROP units ("Preferred Units")	$(900)	$(1,352)	$(2,716)	$(4,389)
Net loss allocated to noncontrolling interest in consolidated real estate affiliates	724	389	10,089	10,309
Net loss allocated to noncontrolling interest of the Operating Partnership (1)	19,806	4,329	53,434	28,697
Allocation to noncontrolling interests	19,630	3,366	60,807	34,617
Other comprehensive loss allocated to noncontrolling interests	96	—	1,722	—
Comprehensive loss allocated to noncontrolling interests	$19,726	$3,366	$62,529	$34,617
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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Noncontrolling Interests - Permanent

As of September 30, 2020, there were 9,717.658 Series B Preferred Units of BPROP outstanding. The Series B Preferred Units have a carrying value of $50 per unit.

Also, as of September 30, 2020, there were 788,734.3886 Common Units of BPROP outstanding and 320,873.9798 Series K Preferred Units of BPROP (held by former common unit holders). These Series K Units were established at $21 per unit and are not subject to adjustment based on fair value.

During the quarter ended March 31, 2020, BPYU entered into an agreement with a Limited Partner to redeem 3,318,399.56 Common Units at a purchase price per unit of $0.32440587 for an aggregate cost of approximately $1.1 million. Furthermore, there were 1,349,995.76 Series K Preferred Units of BPROP redeemed at a price per unit of $19.635 for an aggregate cost of approximately $26.5 million.

During the quarter ended September 30, 2020, BPYU entered into an agreement with a Limited Partner to redeem 49,837.90 Common units at a purchase price per unit of $.32440587 and 20,275.12 Series K preferred Units redeemed at a purchase price per unit of $11.57 for an aggregate combined cost of $0.25 million.

Noncontrolling Interests - Redeemable

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. Upon conversion, each Series D Preferred Unit entitles its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio. As of September 30, 2020, there were 532,749.6574 Series D Preferred Units of BPROP outstanding.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. Upon conversion, each Series E Preferred Unit entitles its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio. As of September 30, 2020, there were 502,657.8128 Series E Preferred Units of BPROP outstanding.

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

Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction is redeemable for a cash amount equal to the average closing price of BPYU's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPYU may elect to satisfy such redemption by delivering one share of BPYU's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of September 30, 2020, the aggregate amount of cash the Company would have paid would have been $510.9 million and $55.5 million, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table reflects the activity of the common redeemable noncontrolling interests for the three and nine months ended September 30, 2020 and 2019.

Balance at January 1, 2019	$73,696
Net income	3,358
Series K Preferred Unit redemption	(14,935)
Balance at March 31, 2019	62,119
Net income	103
Balance at June 30, 2019	62,222
Net income	42
Balance at September 30, 2019	$62,264

Balance at January 1, 2020	$62,235
Net loss	(441)
Series K Preferred Unit redemption	(388)
Balance at March 31, 2020	61,406
Net income	441
Series K Preferred Unit redemption	(10)
Balance at June 30, 2020	61,837
Series K Preferred Unit redemption	(167)
Balance at September 30, 2020	$61,670

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Voting Rights

Stock Class	Authorized	Issued	Shares Outstanding	Votes per Share
Class A Stock	4,517,500,000	43,161,423	41,743,422	1:1
Class B-1 Stock	4,517,500,000	196,886,256	196,886,256	1:1
Class B-2 Stock	965,000,000	121,203,654	121,203,654	0:1
Series B Preferred Stock	425,000,000	202,438,184	202,438,184	1:1
Class C Stock	1,000,000,000	640,051,301	640,051,301	1:1

All share counts in table above are as of September 30, 2020.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
November 5	November 30	December 31	$0.3325
August 5	August 31	September 30	0.3325
May 7	May 29	June 30	0.3325
February 5	February 28	March 31	0.3325
2019
November 4	November 29	December 31	$0.3300
August 1	August 30	September 30	0.3300
May 6	May 31	June 28	0.3300
February 6	February 28	March 29	0.3300

Class A Stock Repurchases and Conversions

On August 1, 2019, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant. This repurchase authorization expired on August 1, 2020.

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

In the third quarter of 2019, BPYU purchased 197,225 shares of Class A Stock at an average purchase price of $18.56 per share for an aggregate cost of approximately $3.66 million, which were subsequently canceled in the quarter.

In the first quarter of 2020, BPYU purchased 855,000 shares of Class A Stock in relation to the 2020 restricted stock grant. These shares were purchased at an average price of $18.57 per share for an aggregate cost of approximately $15.87 million.

On August 6, 2020, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s
Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On August 18, 2020, a total of 7,321,155 shares of Class A stock were properly tendered for an aggregate cost of approximately $87.9 million, equal to $12.00 per share.

In the third quarter of 2020, BPYU purchased for cancellation 2,606,289 shares of Class A Stock at an average purchase price of $11.46 per share for an aggregate cost of approximately $29.87 million.

During the nine months ended September 30, 2020, there were 11,578,482 shares of Class A Stock converted to 7,495,510 shares of Class B-1 Stock, at a weighted average price of $13.85 and $21.39, respectively.

Class B Stock and Series B Preferred Stock Dividends

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the nine months ended September 30, 2020. Our Board of Directors declared dividends on these classes of stock during 2019 as follows:

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

In the third quarter 2020, BPYU issued 19,367,288 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of $414.3 million, equal to $21.39 per share.

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

Our Board of Directors declared preferred stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
November 5	December 15, 2020	January 1, 2021	$0.3984
August 5	September 15, 2020	October 1, 2020	0.3984
May 7	June 15, 2020	July 1, 2020	0.3984
February 5	March 15, 2020	April 1, 2020	0.3984
2019
November 4	December 13, 2019	January 1, 2020	$0.3984
August 1	September 13, 2019	October 1, 2019	0.3984
May 6	June 14, 2019	July 1, 2019	0.3984
February 6	March 15, 2019	April 1, 2019	0.3984

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Accumulated Other Comprehensive Loss

The following table reflects the components of accumulated other comprehensive loss as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Net unrealized gains on financial instruments	$30	$12
Foreign currency translation	(104,351)	(87,530)
AOCI - minority interest	1,722	—
Accumulated other comprehensive loss	$(102,599)	$(87,518)

NOTE 10    EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period January 1, 2020 through September 30, 2020. There were 64,024,422 and 41,743,422 shares of Class A Stock outstanding as of December 31, 2019 and September 30, 2020, respectively. EPS is not presented for Class B Stock, Series B Preferred Stock or Class C Stock as these classes of stock are not publicly traded.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Compensation expense related to stock-based compensation plans for the three and nine months ended September 30, 2020 and 2019 is summarized in the following table in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options - Property management and other costs	$—	$10	$—	$40
Stock options - General and administrative	—	—	—	4
Restricted stock - Property management and other costs (1)	2,945	1,477	5,269	4,601
Restricted stock - General and administrative	802	508	2,051	1,268
LTIP Units - Property management and other costs	8	51	18	206
LTIP Units - General and administrative	15	204	36	1,578
Total	$3,770	$2,250	$7,374	$7,697
(1)    As a part of the reduction in workforce and early retirement plan offers, the expense of the restricted stock acceleration occurred in the third quarter. However, the vesting of the stock will not occur until the fourth quarter due to timing of the agreements.

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan and the 2019 Plans for the nine months ended September 30, 2020 and 2019:

	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	175,799	$25.66	1,011,523	$19.71
Granted	—	—	—	—
Exercised	—	—	(773,642)	17.91
Forfeited	—	—	(13)	26.05
Expired	(39,137)	24.30	—	—
Stock options Outstanding at September 30,	136,662	$26.05	237,868	$25.59

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	2,177,668	$24.11	3,921,175	$25.96
Granted (1)	24,251	18.56	—	—
Exercised	(54,540)	26.83	(1,715,722)	28.34
Forfeited	—	—	(19,793)	22.42
Expired	(271,463)	22.42	—	—
LTIP Units Outstanding at September 30,	1,875,916	$24.20	2,185,660	$24.12
(1)    Granted by an affiliated operating partnership of the Company.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at January 1,	1,149,164	$20.98	986,937	$22.48
Granted	851,102	18.57	647,226	19.94
Vested	(256,329)	22.09	(401,528)	22.60
Forfeited	(66,585)	19.75	(39,776)	21.16
Restricted Stock Outstanding at September 30,	1,677,352	$19.64	1,192,859	$21.11

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	September 30, 2020	December 31, 2019
Trade receivables	$484,046	$111,582
Short-term tenant receivables	6,271	4,198
Straight-line rent receivable	158,519	144,249
Other accounts receivable	3,334	2,725
Total accounts receivable	652,170	262,754
Provision for doubtful accounts	(88,558)	(27,826)
Total accounts receivable, net	$563,612	$234,928

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

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	September 30, 2020	December 31, 2019
Notes receivable	$40,566	$69,963
Accrued interest	4,006	6,347
Total notes receivable	$44,572	$76,310

On December 20, 2019 the Company issued a $31.7 million subordinated unsecured note to an institutional investor. The note was repaid in full on January 7, 2020.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30, 2020			December 31, 2019
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$152,078	$(68,651)	$83,427	$177,480	$(79,467)	$98,013
Real estate tax stabilization agreement, net	111,506	(62,438)	49,068	111,506	(57,704)	53,802
Total intangible assets	$263,584	$(131,089)	$132,495	$288,986	$(137,171)	$151,815
Remaining prepaid expenses and other assets:
Restricted cash			93,442			77,683
Security and escrow deposits			1,303			1,259
Prepaid expenses			43,694			27,632
Other non-tenant receivables			65,543			56,948
Operating lease right of use assets, net			394,987			402,573
Finance lease right of use assets, net			7,899			7,995
Other			18,469			19,155
Total remaining prepaid expenses and other assets			625,337			593,245
Total prepaid expenses and other assets			$757,832			$745,060

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30, 2020			December 31, 2019
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	227,451	(64,897)	$162,554	218,608	(56,893)	$161,715
Total intangible liabilities	$227,451	$(64,897)	$162,554	$218,608	$(56,893)	$161,715
Remaining accounts payable and accrued expenses:
Accrued interest			66,955			42,371
Accounts payable and accrued expenses			100,400			71,720
Accrued real estate taxes			82,845			53,210
Deferred gains/income			85,762			85,598
Accrued payroll and other employee liabilities			65,876			61,002
Construction payable			265,716			301,096
Tenant and other deposits			15,221			15,078
Insurance reserve liability			12,433			12,787
Finance lease obligations			9,093			9,094
Conditional asset retirement obligation liability			2,528			3,275
Lease liability right of use			75,828			78,500
Other			79,833			131,684
Total remaining Accounts payable and accrued expenses			862,490			865,415
Total Accounts payable and accrued expenses			$1,025,044			$1,027,130

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Contractual rent expense, including participation rent	$4,254	$3,475	$13,249	$9,667
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	3,315	3,475	9,805	9,667

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

In order to maintain financial flexibility, we maintain capacity under the Facility. As of September 30, 2020, the available liquidity under such credit facility was $580.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

NOTE 18    SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company repurchased 2,613,565 shares of Class A Stock at an average purchase price of $13.32 per share for an aggregate cost of approximately $34.8 million.

Subsequent to September 30, 2020, the Company issued 1,469,319 shares of Class B-1 Stock at an average price of $21.39 per share, for total aggregate proceeds of $31.4 million.

On October 30, 2020, the Company conveyed one property to the lender in satisfaction of $59.0 million in outstanding debt.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On November 6, 2020, the Company extended its forbearance agreement related to the loan at The Mall in Columbia until November 23, 2020 while replacement financing is finalized. A principal repayment of $28.0 million was made in conjunction with the extension.

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

Overview—Introduction

We own a property portfolio comprised primarily of Class A regional malls (defined primarily by sales per square foot). As of September 30, 2020, we were the owner, either entirely or with joint venture partners, of 122 retail properties located throughout the United States comprising approximately 120 million square feet of gross leasable area, or GLA.

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

As of September 30, 2020, the portfolio was 93.4% leased, compared to 95.0% leased at September 30, 2019. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 4.5% higher than the final rents paid on expiring leases.

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

Net loss attributable to BPYU increased from $229.0 million for the nine months ended September 30, 2019 to $461.5 million for the nine months ended September 30, 2020 primarily due to the increase in equity in loss of unconsolidated real estate affiliates and the decrease in gains on the sale of unconsolidated properties from the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020.

See Non-GAAP Supplemental Financial Measures below for a discussion of funds from operations ("FFO"), along with a reconciliation to Net (loss) income attributable to BPYU.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	September 30, 2020 (1)	September 30, 2019 (1)
In-Place Rents Per Square Foot (all less anchors) (2)	$81.08	$79.95
In-Place Rents Per Square Foot (<10K square feet) (2)	$61.87	$61.88

Percentage Occupied for Total Retail Properties	92.8%	93.6%
Percentage Leased for Total Retail Properties	93.4%	95.0%

(1)     Metrics exclude properties acquired in the year ended December 31, 2019 and the nine months ended September 30, 2020, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.
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

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	870	3,109	6.6	$52.14	$49.90	$2.24	4.5%

(1)     Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2)     Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended September 30, 2020 and 2019

Rental revenues increased $9.2 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $43.4 million increase in Rental Revenues during the third quarter of 2020 compared to the third quarter of 2019. This is partially offset by the provision for doubtful accounts, resulting in a $32.2 million decrease from the third quarter of 2020 compared to the third quarter of 2019.

Real estate taxes increased $7.3 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $4.7 million increase in real estate taxes during the third quarter of 2020 compared to the third quarter of 2019.

The provision of impairment of $38.8 million during the third quarter of 2019 is related to an impairment charge recorded on one operating property (Note 2). There were no operating property impairment charges during the third quarter of 2020.

Depreciation and amortization increased $45.0 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $30.5 million increase in depreciation and amortization during the third quarter of 2020 compared to the third quarter of 2019.

Gain from changes in control of investment properties of $39.7 million during the third quarter of 2019 is related to the acquisition of an additional interest at one operating property (Note 3).

Loss on extinguishment of debt of $27.5 million is related to the pre-payment penalty related to the refinancing of debt at one property that occurred in the third quarter of 2019 (Note 6).

Benefit from (provision for) income taxes decreased $19.8 million, primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction in 2019

Equity in loss of Unconsolidated Real Estate Affiliates increased $60.3 million during the third quarter of 2020, primarily related to decreased revenues in unconsolidated joint ventures. Additionally, impairment charges of $2.5 million were recorded on one operating property (Note 5).

Unconsolidated Real Estate Affiliates - gain on investment during the third quarter of 2019 is due to the 49.3% sale of our interest in Authentic Brands Group LLC ("ABG") (Note 3).

Nine months ended September 30, 2020 and 2019

Rental revenues increased $64.9 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $139.2 million increase in Rental Revenues during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This is partially offset by the provision for doubtful accounts, resulting in $48.2 million decrease during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2019.

Real estate taxes increased $20.6 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $14.1 million increase in real estate taxes during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The provision for impairment of $71.5 million during the nine months ended September 30, 2020 is related to an impairment charges recorded on one operating property and the provision of impairment of $223.1 million during the nine months ended September 30, 2019 is related to impairment charges recorded on two operating properties (Note 2).

Depreciation and amortization increased $128.0 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $103.0 million increase in depreciation and amortization during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Loss from changes in control of investment properties of $15.4 million during the nine months ended September 30, 2020 is related to the acquisition of an additional interest at one operating property (Note 3). The gain from changes in control of investment properties of $39.7 million during the nine months ended September 30, 2019 is related to the acquisition of an additional interest at one operating property (Note 3).

The gain on extinguishment of debt of $14.3 million during the nine months ended September 30, 2020 is related to the debt buyback transactions that occurred in the second quarter of 2020 (Note 6). The loss on extinguishment of debt of $27.5 million during the nine months ended September 30, 2019 is due to a pre-payment penalty related to the refinancing of debt at one property (Note 6).

Benefit from income taxes decreased $10.7 million, primarily due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction in 2019.

Equity in loss of Unconsolidated Real Estate Affiliates of $105.4 million during the nine months ended September 30, 2020 is primarily related to impairment charges on three operating properties (Note 5) and a loss of revenues.

Unconsolidated Real Estate Affiliates - gain on investment during the nine months ended September 30, 2020 is primarily due to the sales of remaining interests in ABG and Aero OpCo LLC (Note 3). The Unconsolidated Real Estate Affiliates - gain on investment during the nine months ended September 30, 2019 relates to the sale of our 12.0% interest in Bayside Marketplace and the 49.3% sale of our interest in ABG (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $173.3 million of consolidated unrestricted cash and $580.0 million of available capacity under our revolving credit facility as of September 30, 2020, as well as anticipated cash provided by operations.

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

In order to maintain financial flexibility, we maintain capacity under our Facility. As at September 30, 2020, the available capacity under such credit facility was $580.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of the Facility, Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $920.0 million as of September 30, 2020. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the quarter ended September 30, 2020, the Company didn't make principal payments, and the remaining outstanding balance was $34.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance at September 30, 2020 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the quarter ended September 30, 2020, the Company made a principal payment in the total amount of

$5.0 million. The total outstanding balance of the Term B Loan as of September 30, 2020 was $1,955.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

•The Company agreed to maintain an ongoing liquidity covenant (set at $500 million) which will be tested as of the last day of each month against the amount of unrestricted cash, undrawn available amounts under the Facility and undrawn amounts under the new Brookfield Liquidity Facility. The Company will enter into and maintain a $500 million Brookfield Liquidity Facility (the “Brookfield Liquidity Facility”) and prior to the date the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment, any interest and principal payments thereunder must be paid-in-kind.

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

•The Company also agreed to a number of additional restrictions, including restrictions on incurring additional indebtedness, making of certain restricted payments and the use of proceeds under the revolving facility, which will apply either through the end of the Covenant Relief Period – and in the case of certain provisions, until the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment.

As of September 30, 2020, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (See Note 17 for discussion specific to COVID-19), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

On May 24, 2020, the Company executed a series of transactions to repurchase corporate debt on the open market, funded by intercompany loans from BPY. The total amounts of debt repurchased had a par value of $59.6 million, and a cash repurchase price of $45.3 million. Following each repurchase, the repurchased debt was formally cancelled. As a result of the debt repurchase and cancellation, the Company recognized a gain of $14.3 million included in gain on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on eighteen consolidated and unconsolidated property level mortgages, including one mortgage that is in maturity default. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. In total, as of September 30, 2020, the Company has suspended equity contributions to make contractual interest and/or principal payments on a total of $1.8 billion of property level mortgages and the related Investment in Real Estate securing these loans has a carrying value of $1.9 billion.

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

As of September 30, 2020, we had $8.2 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of September 30, 2020, our proportionate share of total debt aggregated $27.0 billion. Our total debt includes our consolidated debt of $16.5 billion and our share of unconsolidated real estate affiliates debt of $10.4 billion. Of our proportionate share of total debt, $6.8 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 30.2% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $3.7 billion at our proportionate share or approximately of 13.7% our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of September 30, 2020. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2025.

	Consolidated	Unconsolidated
	(Dollars in thousands)
Remainder of 2020	$532,539	$278,541
2021(1)	2,926,152	1,103,845
2022	2,039,508	1,266,138
2023(2)	2,826,245	918,490
2024	2,203,411	1,580,310
2025(3)	3,200,001	500,927
Subsequent	2,808,473	4,777,473
Total	$16,536,329	$10,425,724

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

Reserves

With respect to our consolidated properties, for the three and nine months ended September 30, 2020, we have recorded $36.9 million and $59.8 million, respectively, associated with potentially uncollectible revenues, which includes $2.4 million and $7.4 million, respectively, for straight-line rent receivables. With respect to our Unconsolidated Real Estate Affiliates, for the three and nine months ended September 30, 2020, our Unconsolidated Real Estate Affiliates have recorded $47.4 million and $81.0 million, respectively, associated with potentially uncollectible revenues, which includes $3.0 million and $10.1 million, respectively, for straight-line rent receivables. Of these amounts for the three and nine months ended September 30, 2020, our share totaled $24.9 million and $40.1 million, respectively, which includes $1.5 million and $4.8 million, respectively, for straight-line rent receivables.

As of September 30, 2020, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, has collected approximately 65% of third quarter rents, and collections continue to increase subsequent to quarter end. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance, although we have not executed a significant number of agreements. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

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

We have development and redevelopment activities totaling approximately $445.0 million under construction and $365.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Part II, Item 1A of this Quarterly Report and those previously disclosed in our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active redevelopments

Tysons Galleria	McLean, VA	Macy's Redevelopment for theater and multi level small shop expansion	2023	$111	$28
Alderwood	Lynnwood, WA	Sears Redevelopment - Residential	2022	13	3
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2022	149	99
Other Projects	Various		2020-2023	172	61
Active developments/redevelopments				$445	$191
In planning

Oxmoor Center	Louisville, KY	Sears Redevelopment for Entertainment and Restaurants	2024	$30	$1
Cumberland	Atlanta, GA	Residential	2024	19	—
Northridge	Northridge, CA	Residential	2025	50	—
Ala Moana	Honolulu, HI	Residential Tower	2025	157	1
Other Projects	Various		2021-2025	109	16
In planning				$365	$18
Total retail developments				$810	$209

(1)     Costs are at BPYU's ownership share post August 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the nine months ended September 30, 2020 increased from December 31, 2019 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to our investment to date. Prior to the COVID-19 pandemic, our current projects were generally progressing in accordance with their timeline and budget. The impact of the pandemic and associated restrictions that have been put in place by local governments may cause delays in construction and may impact our ability to progress pre-leasing efforts.

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

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Operating capital expenditures (1)	$93,606	$122,537
Tenant allowances and capitalized leasing costs (2)	59,598	149,234
Capitalized interest and capitalized overhead	16,149	17,848
Total	$169,353	$289,619

(1)Reflects only non-tenant operating capital expenditures.
(2)Tenant allowances paid on 3.5 million square feet.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
November 5	November 30	December 31	$0.3325
August 5	August 31	September 30	0.3325
May 7	May 29	June 30	0.3325
February 5	February 28	March 31	0.3325
2019
November 4	November 29	December 31	$0.3300
August 1	August 30	September 30	0.3300
May 6	May 31	June 28	0.3300
February 6	February 28	March 29	0.3300

Class B Stock Dividend

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the nine months ended September 30, 2020. Our Board of Directors declared dividends on these classes of stock during 2019 as follows:

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

Preferred Stock Dividends

On February 13, 2013, GGP issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. In connection with the BPY Transaction, each share was converted into one share of 6.375% Series A Preferred Stock. Our Board of Directors declared preferred stock dividends during 2020 and 2019 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2020
November 5	December 15, 2020	January 1, 2021	$0.3984
August 5	September 15, 2020	October 1, 2020	0.3984
May 7	June 15, 2020	July 1, 2020	0.3984
February 5	March 15, 2020	April 1, 2020	0.3984
2019
November 4	December 13, 2019	January 1, 2020	$0.3984
August 1	September 13, 2019	October 1, 2019	0.3984
May 6	June 14, 2019	July 1, 2019	0.3984
February 6	March 15, 2019	April 1, 2019	0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was $(93.7) million for the nine months ended September 30, 2020 and $252.2 million for the nine months ended September 30, 2019. Significant components of net cash (used in) provided by operating activities include:

•in 2020, equity in loss of Unconsolidated Real Estate Affiliates of $105.4 million;
•in 2020, depreciation and amortization of $485.4 million;
•in 2020, unconsolidated real estate affiliates - loss on investment, net of $(10.9) million;
•in 2020, loss from changes in control of investment properties and other, net of $15.4 million;
•in 2020, provision for impairment of $71.5 million;
•in 2020, gain on extinguishment of debt of $(14.3) million;
•in 2020, accounts and notes receivable, net of $(364.6) million;
•in 2020, prepaid expenses and other assets of $(27.6) million;
•in 2020, account payable and accrued expenses of $53.7 million;
•in 2019, depreciation and amortization of $357.4 million;

•in 2019, unconsolidated real estate affiliates - loss on investment, net of $(138.0) million;
•in 2019, provision for impairment of $223.1 million; and
•in 2019, account payable and accrued expenses of $(39.9) million.

Cash Flows from Investing Activities

Net cash (used in) investing activities was $(182.9) million for the nine months ended September 30, 2020 and $(396.0) million for the nine months ended September 30, 2019. Significant components of net cash (used in) investing activities include:

•in 2020, development of real estate and property improvements of $(219.7) million;
•in 2020, proceeds from sales of investment properties and unconsolidated real estate affiliates of $84.5 million;
•in 2020, contributions to unconsolidated real estate affiliates of $(75.2) million;
•in 2020, distributions received from unconsolidated real estate affiliates in excess of income of $29.7 million;
•in 2019, development of real estate and property improvements of $(381.8) million;
•in 2019, proceeds from repayment of loans to joint venture partners of $18.0 million;
•in 2019, contributions to unconsolidated real estate affiliates of $(208.3) million;
•in 2019, distributions received from unconsolidated real estate affiliates in excess of income of $269.5 million;
•in 2019, loans to affiliates of $(330.0) million;
•in 2019, proceeds from loan to affiliates of $330.0 million; and
•in 2019, loans to joint venture and joint venture partners of $(97.5) million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $267.9 million for the nine months ended September 30, 2020 and $82.2 million for the nine months ended September 30, 2019. Significant components of net cash provided by financing activities include:

•in 2020, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $811.1 million;
•in 2020, principal payments on mortgages, notes, and loans payable of $(751.2) million;
•in 2020, buyback of Class A Stock of $(133.6) million;
•in 2020, issuance of Class B Stock of $414.3 million;
•in 2020, series K preferred units redemptions of $(28.3) million;
•in 2020, payment received on note receivable of $31.7 million;
•in 2020, cash distributions paid to stockholders of $(54.9) million;
•in 2019, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $4.7 billion, which includes a $1 billion bonds issuance;
•in 2019, principal payments on mortgages, notes, and loans payable of $(3.4) billion;
•in 2019, buyback of Class A Stock of $(114.9) million;
•in 2019, buyback of Class B-1 Stock of $(224.5) million;
•in 2019, cash distributions to noncontrolling interests in consolidated real estate affiliates of $(67.0) million; and
•in 2019, cash distributions paid to stockholders of $(738.0) million.

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

For the nine months ended September 30, 2020, there were no significant changes to these policies, except for the policies related to the application of lease modification guidance in Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842", "Topic 842", or "the new leasing standard") as a result of the COVID-19 pandemic as described in Note 2 and below.

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

The following table reconciles GAAP net income attributable to BPYU to FFO for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss Attributable to BPYU	$(170,620)	$(33,423)	$(461,497)	$(228,988)
Provision for impairment excluded from FFO - Consolidated Properties	—	38,941	71,455	223,287
Provision for impairment excluded from FFO - Unconsolidated Properties	2,470	—	45,145	—
Unconsolidated Real Estate Affiliates - gain on investment	—	—	—	(104,354)
Gain on sales of investment properties	(1,824)	(5,093)	(8,474)	(10,640)
Above and below market ground rent	939	—	3,444	—
Preferred stock dividends	(3,984)	(3,984)	(11,952)	(11,952)
Loss (gain) from changes in control of investment properties and other	—	(39,712)	15,433	(39,712)
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	160,379	115,490	471,106	343,054
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	114,527	131,987	344,720	406,818
Allocation of noncontrolling interests (1)	(27,671)	(24,177)	(93,019)	(98,425)
FFO	$74,216	$180,029	$376,361	$479,088

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

ITEM 1A    RISK FACTORS

The following risk factors supplement the risk factors described under Part I, Item 1A. "Risk Factors" in our Annual Report, and should be read in conjunction with the other risk factors presented in the Annual Report.

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

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2020	$—	$—	$—	(1)
August 1 - August 31, 2020	—	—	—	(2)
September 1 - September 30, 2020	2,606,289	11.4600	2,606,289	(2)
Total	$2,606,289	$—	$2,606,289	(3)

(1)On August 1, 2019, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.
(2)On August 5, 2020, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.
(3)As of August 5, 2020, the number of shares of Class A Stock comprising 10% of the Company's public float was greater than 5% of the Company's issued and outstanding Class A Stock, and was equal to 5,219,854 shares of Class A Stock. As of September 30, 2020, 2,613,565 shares of Class A Stock were available for repurchase under the Company's stock repurchase plan.
Class B-1 Stock Issuances

In the third quarter 2020, BPYU issued 19,367,288 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of $414.3 million, equal to $21.39 per share. These Shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

None.

ITEM 6         EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.1
First Amendment to the Credit Agreement, dated as of July 29, 2020, by and among Brookfield Retail Holdings VII Sub 3 LLC, a Delaware limited liability company, Brookfield Property REIT Inc., a Delaware corporation (f/k/a GGP Inc.), BPR Nimbus LLC, a Delaware limited liability company (f/k/a GGP Nimbus, LLC), BPR Cumulus LLC, a Delaware limited liability company (f/k/a GGP Limited Partnership LLC), BPR OP, LP (f/k/a GGP Operating Partnership, LP), a Delaware limited partnership, GGSI Sellco, LLC, a Delaware limited liability company, GGPLP Real Estate 2010 Loan Pledgor Holding, LLC, a Delaware limited liability company, GGPLPLLC 2010 Loan Pledgor Holding, LLC, a Delaware limited liability company, GGPLP 2010 Loan Pledgor Holding, LLC, a Delaware limited liability company and GGPLP L.L.C., a Delaware limited liability company, the Lenders party hereto, and Wells Fargo Bank, National Association, in its capacities as administrative agent and collateral agent for the Lenders.
		8-K	10.1	7/29/2020	001-34948

31.1*	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Brian W. Kingston, Chief Executive Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bryan K. Davis, Chief Financial Officer, Brookfield Property Group LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
*Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookfield Property REIT Inc.

Date: November 9, 2020	By:	/s/ Michelle Campbell
Michelle Campbell
Secretary

Date: November 9, 2020	By:	/s/ Bryan K. Davis
Bryan K. Davis
Chief Financial Officer*
Brookfield Property Group LLC

*     Mr. Davis performs the functions of chief financial officer for Brookfield Property REIT Inc. (the "Company") pursuant to a Master Services Agreement, dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.