Form 10-K
period 2020-12-31
Brookfield Property REIT Inc.
filed 2021-02-26
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to
COMMISSION FILE NUMBER 1-34948
Brookfield Property REIT Inc.
(Exact name of registrant as specified in its charter)

Delaware			27-2963337
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

250 Vesey Street, 15th Floor	New York	NY	10281-1023
(Address of principal executive offices)			(Zip Code)
 (212) 417-7000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered:
Class A Stock, $.01 par value	BPYU	Nasdaq Global Select Market
6.375% Series A Cumulative Perpetual Redeemable Preferred Stock, par value $0.01 per share	BPYUP	Nasdaq Global Select Market
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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 24, 2021, there were 38,440,545 shares of the registrant's Class A stock outstanding.
As of June 30, 2020, the aggregate market value of the registrant’s Class A stock held by non-affiliates was approximately $517.2 million based on the closing price of $9.96 as reported on the Nasdaq Global Select Market. For this computation, the registrant has excluded the market value of all shares of its Class A stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

1

Brookfield Property REIT Inc.
Annual Report on Form 10-K
December 31, 2020

2

PART I

ITEM 1.    BUSINESS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Brookfield Property REIT Inc., formerly known as GGP Inc. ("BPYU" or the "Company"), and related notes, as included in this Annual Report on Form 10-K (this "Annual Report"). The terms "we", "us" and "our" may also be used to refer to BPYU and its subsidiaries. BPYU, a Delaware corporation, was organized in July 2010 and is an externally-managed real estate investment trust, referred to as a "REIT". BPYU is a subsidiary of Brookfield Property Partners L.P. ("BPY").

On July 26, 2018, the Company’s stockholders approved a series of transactions (collectively, the "BPY Transaction") pursuant to which, among other things, (i) BPY would exchange all of its shares of the Company’s common stock owned by certain affiliates of BPY and any subsidiary of the Company for shares of a newly authorized series of preferred stock of the Company designated Series B Preferred Stock (the "Class B Exchange"), (ii) the Company’s certificate of incorporation would be amended and restated to, among other things, change the Company’s name from GGP Inc. to Brookfield Property REIT Inc. and authorize the issuance of Class A Stock, par value $0.01 per share ("Class A Stock"), Class B-1 Stock, par value $0.01 per share ("Class B-1 Stock") and Class C Stock, par value $0.01 per share ("Class C Stock") and to provide the terms governing such stock, and (iii) a special dividend would be paid to all holders of record of the Company’s common stock (not including holders of restricted stock, but including certain holders of options who were deemed stockholders) following the Class B Exchange (the "Pre-Closing Dividend"). The Pre-Closing Dividend would consist of a distribution of up to $23.50 in cash or a choice of either one BPY limited partnership unit ("BPY unit") or one share of Class A Stock, subject to proration in each case, based on an aggregate cash consideration amount of $9.25 billion. Each share of Class A Stock would be intended to provide an economic return equivalent to one BPY unit, and would be exchangeable for one BPY unit or its cash equivalent. The BPY Transaction was completed on August 28, 2018. All references in this report to "BPYU" or the "Company" prior to such date refer to the Company prior to the effect of the BPY Transaction.

On January 4, 2021, Brookfield Asset Management Inc. ("Brookfield Asset Management" or "BAM") announced a proposal to BPY to acquire all of the limited partnership units of BPY ("BPY units") that it does not already own at a value of $16.50 per BPY unit, or $5.9 billion in total value (the "BAM Proposal"). Under the BAM Proposal, BPY unitholders would have the ability to elect to receive, per BPY unit, a combination of (i) 0.40 BAM Class A limited voting shares ("Brookfield Shares"), (ii) $16.50 in cash, and/or (iii) 0.66 of BPY preferred units with a liquidation preference of $25.00 per unit ("New Preferred Units"), subject in each case to pro-ration based on a maximum of $59.5 million Brookfield Shares (42% of the total value of BPY Units), maximum cash consideration of $2.95 billion (50% of the total value of BPY Units), and a maximum value of $500 million in New Preferred Units (8% of the total value of the Units. If unitholders collectively elect to receive in excess of $500 million in New Preferred Units, the amount of New Preferred Units can increase to a maximum of $1 billion, offset against the maximum amount of Brookfield Shares. The maximum amount of cash consideration would not be affected.

Under the BAM Proposal, holders of Class A stock would be entitled to receive the same per share consideration as BPY unitholders upon exchange of their shares into BPY units. It is also expected that the BPYU 6.375% Series A Cumulative Redeemable Preferred Stock would be redeemed at its par value of $25.00 per share in connection with the proposed transaction. The board of directors of the BPY General Partner has established a special committee to evaluate and respond to the BAM Proposal.

Our Company and Strategy

BPYU (Nasdaq: BPYU) is a subsidiary of BPY (Nasdaq: BPY; TSX: BPY.UN); one of the world’s largest commercial real estate companies, with approximately $88 billion in total assets. BPYU's Class A Stock was created as a public security that is intended to offer economic equivalence to an investment in BPY in the form of a U.S. REIT stock. BPY owns and operates iconic properties in the world’s major markets and its global portfolio includes office, retail, multifamily, logistics, hospitality, triple net lease, manufactured housing, mixed-use and student housing.

Although BPYU only owns a subset of BPY’s portfolio, namely its Core Retail portfolio, shares of Class A Stock have been structured to provide an economic return equivalent to that of BPY units and therefore the market price of the Class A Stock will be significantly impacted by the combined business performance of BPY as a whole and the market price of the BPY units. In making an investment decision relating to BPYU’s securities, you should carefully consult the documents prepared by BPY. See "Available Information" and Item 5 "Market for Registrants Common Equity, Related Stockholder Matters and Insider Purchases of Equity Securities" for further information regarding BPY, including trading information with respect to BPY’s units.

BPYU directly owns a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot). As of December 31, 2020, we owned, either entirely or with joint venture partners, 121 retail properties located throughout the United States comprising approximately 120 million square feet of gross leasable area ("GLA").

Our primary objective is to be an owner and operator of best-in-class retail properties that provide an outstanding environment and experience for our communities, retailers and consumers. We aim to operate our business to achieve this objective with a long term view and will continue to make decisions with that in mind, however, we will caution that in light of the novel coronavirus pandemic ("COVID-19" or "the global economic shutdown" or the "shutdown") and its impact on the global economy, we may be unable to achieve these objectives in the near term.

Our strategy includes:

•increasing the permanent occupancy of our regional mall portfolio by converting temporary leases to permanent leases and leasing vacant space;

•renewing or replacing expiring leases at greater rental rates;

•actively recycling capital through the disposition of assets, investing in whole or partial interests in high-quality regional malls, anchor pads and our development pipeline and repaying debt; and

•continuing to execute on our existing redevelopment projects and seeking additional opportunities within our portfolio for redevelopment.

As of December 31, 2020, our portfolio was 92.5% leased, compared to 96.4% leased at December 31, 2019. On a suite-to-suite basis, the leases commencing in the trailing 12 months exhibited initial rents that were 1.1% higher than the final rents paid on expiring leases.

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
Our redevelopment pipeline is a significant component of value of our business. We have redevelopment activities with an estimated cost to the company totaling approximately $449.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets.
Segments
BPYU operates in a single reportable segment, which includes the operation, development and management of retail and other rental properties. Our portfolio is targeted to a range of market sizes and consumer tastes. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual property operating results are reviewed and discrete financial information is available. The Company's chief operating decision maker is comprised of a team of several members of executive management who use property operations in assessing segment operating performance. We do not distinguish or group our consolidated operations based on geography, size or type for purposes of making property operating decisions. Our operating properties have similar economic characteristics and provide similar products and services to our tenants. There are no individual operating segments that are greater than 10% of combined revenue or combined assets. When assessing segment operating performance, certain non-cash and non-comparable items such as straight-line rent, depreciation expense and intangible asset and liability amortization, are excluded from property operations, which are a result of our emergence, acquisition accounting and other capital contribution or restructuring events. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. As a result, the Company's operating properties are aggregated into a single reportable segment.

Customers

For the year ended December 31, 2020, our largest tenant, L Brands, Inc. (based on common parent ownership), accounted for approximately 4.1% of rents. Our three largest tenants, L Brands, Inc., Foot Locker, Inc., and LVMH, in aggregate, comprised approximately 10.1% of rents.

Competition

Competition within the retail property sector is strong. We compete for tenants and visitors to our malls with other malls in close proximity as well as online retailers. We believe the high-quality of our properties enables us to compete effectively for retailers and consumers. In order to maintain and increase our competitive position within a marketplace we:

•strategically locate tenants within each property to achieve a merchandising strategy that promotes traffic, cross-shopping and maximizes sales;

•introduce new concepts to the property which may include restaurants, theaters, grocery stores, first-to-market retailers, and e-commerce retailers;

•utilize our properties with the opportunities to add other potential uses such as residential, hospitality and office space to complement our retail experience;

•invest capital to provide the right environment for our tenants and consumers, including aesthetic, technological, and infrastructure improvements; and

•ensure our properties are clean, secure and comfortable.

Governmental Regulations

Compliance with various governmental regulations has an impact on the Company's business, including its capital expenditures, earnings and competitive position, which can be material. The Company incurs costs to monitor, and takes actions to comply with, governmental regulations that are applicable to its business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 and related laws and regulations.

See “Item 1A - Risk Factors” for a discussion of material risks to the Company, including, to the extent material, to its competitive position, relating to governmental regulations, and see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” together with the Company's Consolidated Financial Statements, including the related notes included therein, for a discussion of material information relevant to an assessment of the Company's financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon its capital expenditures and earnings.

Seasonality

Although BPYU has a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the fourth quarter of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.

Human Capital

While certain of our subsidiaries have employees, BPYU does not have any employees. BPYU has entered into a Master Services Agreement dated August 27, 2018, among Brookfield Asset Management, the Company and certain other parties thereto (the "Master Services Agreement") pursuant to which each service provider and certain other affiliates of Brookfield Asset Management provide, or arrange for other service providers to provide, day-to-day management and administrative services for our Company. See Exhibit 10.16 for this Master Service Agreement.

Insurance

BPYU has comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.

See Item 1A - "Risk Factors" for additional discussion of insurance matters.

Qualification as a REIT

BPYU intends to maintain REIT status, and therefore our operations generally will not be subject to federal income tax on real estate investment trust taxable income. A schedule detailing the taxability of dividends for 2020, 2019 and 2018 has been presented in Note 8.

Available Information

Information regarding BPY can be accessed on its Internet website at bpy.brookfield.com and information regarding BPYU can be accessed on its Internet website at bpy.brookfield.com/bpyu. BPY is subject to the information and periodic reporting requirements of the Exchange Act and fulfills the obligations with respect to those requirements by filing reports with the Securities and Exchange Commission (the "SEC"). In addition, BPY is required to file documents with the securities regulatory authority in each of the provinces and territories in Canada. Annual Reports, Quarterly Reports, Interactive Data Files and other SEC filings for both BPY and BPYU are available and may be accessed free of charge through the Investors section of their respective Internet websites under the "Reports & Filings" subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. BPY’s and BPYU’s Internet websites and included or linked information on the websites are not intended to be incorporated into this Annual Report. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at www.sec.gov. In addition, BPY’s filings are electronically available from the Canadian System for Electronic Document Analysis and Retrieval (SEDAR), at www.sedar.com, the Canadian equivalent of the SEC electronic document gathering and retrieval system.

The information found on, or accessible through, the website set forth above is not incorporated into and does not form a part of this Form 10-K.

ITEM 1A.    RISK FACTORS

You should carefully consider the following factors in addition to the other information set forth in this Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations and the value of the Class A Stock securities would likely suffer. Each share of Class A Stock has been structured with the intention of providing an economic return equivalent to one BPY unit. We therefore expect that the market price of the Class A Stock will be significantly impacted by the market price of the BPY units and the combined business performance of BPY as a whole. In addition to carefully considering the risks factors contained in this Annual Report relating to BPYU’s assets, organizational structure and securities, you should carefully consider the risk factors applicable to BPY’s business and an investment in BPY units, which are included in BPY’s Annual Report on Form 20-F. For additional information regarding BPY, see "Our Company and Strategy" and "Available Information".

Organization and Ownership Risks

Class A Stock may not trade at the same price as the BPY units.

Although the Class A Stock is intended to provide an economic return that is equivalent to BPY units, there can be no assurance that the market price of Class A Stock will be equal to the market price of BPY units at any time. Factors that could cause differences in such market prices may include:

•perception and/or recommendations by analysts, investors and/or other third parties that these securities should be priced differently;

•actual or perceived differences in distributions to holders of Class A Stock versus BPY unitholders, including as a result of any legal prohibitions;

•business developments or financial performance or other events or conditions that may be specific to only BPYU or BPY; and

•difficulty in the exchange mechanics between Class A Stock and BPY units, including the potential expiration or termination of the Rights Agreement, dated as of April 27, 2018 by and between BAM and Wilmington Trust, National Association, in accordance with its terms.

Holders of Class A Stock may not receive the same distributions as holders of BPY units, and, accordingly, may not receive the intended economic equivalence of the securities.

BPYU intends to pay identical distributions in respect of the Class A Stock as BPY distributes to BPY unitholders. However, unforeseen circumstances (including legal prohibitions) may prevent the same distributions from being paid on each security. Accordingly, there can be no assurance that distributions will be identical for Class A Stock and BPY units in the future, which may impact the market price of these securities.

If a sufficient amount of Class A Stock is exchanged for BPY units, then Class A Stock may be de-listed.

Shares of Class A Stock began trading on Nasdaq following the consummation of the BPY Transaction. However, if a sufficient amount of Class A Stock is exchanged for BPY units, BPYU may fail to meet the minimum listing requirements on the Nasdaq and Nasdaq may take steps to de-list the Class A Stock. This, in turn, would have a significant adverse effect on the liquidity of the Class A Stock, and holders thereof may not be able to exit their investments on favorable terms, or at all.

Additionally, if the market capitalization of Class A Stock (i.e., if the price per share of Class A Stock, multiplied by the number of shares of Class A Stock outstanding) averages less than $1,000,000,000 over any period of thirty (30) consecutive trading days, the Company's Board of Directors will have the right to liquidate BPYU’s assets and wind up BPYU’s operations, which we refer to as a market capitalization liquidation event. Upon any market capitalization liquidation event, and subject to the prior rights of holders of the BPYU Series A Preferred Stock and after the payment in full to any holder of BPYU Class A Stock that has exercised its exchange rights, the holders of Class A Stock shall be entitled to a cash amount, for each share of Class A Stock, equal to the dollar volume-weighted average price of one BPY unit over the ten (10) trading days immediately following the public announcement of such market capitalization liquidation event, plus all declared and unpaid dividends. If, upon any such market capitalization liquidation event, the assets of BPYU are insufficient to make such payment in full, then the assets of BPYU will be distributed among the holders of Class A Stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled to receive. Notwithstanding the foregoing, upon any market capitalization liquidation event, BPY or an affiliate of BPY may elect to exchange all of the outstanding shares of Class A Stock for BPY units on a one-for-one basis. This initial one-for-one conversion factor is subject to adjustment in the event of certain dilutive or other capital events by BPY or BPYU. Such a forced exchange of the Class A Stock for cash or BPY units could have a negative impact on the BPYU stockholder’s investment, including adverse tax consequences.

The market price of Class A Stock and BPY units may be volatile, and holders of Class A Stock could lose a significant portion of their investment due to drops in the market price of Class A Stock.

The market price of shares of Class A Stock and BPY units may be volatile, and holders of Class A Stock may not be able to resell their shares at or above the implied price at which they acquired such securities due to fluctuations in the market price of Class A Stock, including changes in market price caused by factors unrelated to BPYU or BPY’s operating performance or prospects. Specific factors that may have a significant effect on the market price of Class A Stock include, among others, the following:

•changes in stock market analyst recommendations or earnings estimates regarding the Class A Stock and/or BPY units, other companies comparable to BPYU or BPY or companies in the industries they serve;

•changes in the market price of BPY units;

•actual or anticipated fluctuations in BPY’s or BPYU’s operating results or future prospects;

•reactions to public announcements by BPY and BPYU;

•strategic actions taken by BPY, BPYU and/or their competitors;

•adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism, pandemics/epidemics and responses to such events; and

•sales of such securities by BPY, BPYU and/or members of their management team or significant stockholders.

Investors in Class A Stock will be affected by BPY’s performance, including the performance of assets of BPY that are not assets of BPYU. There can be no assurance that BPY will be able to continue paying distributions equal to the level currently paid by BPY, or that BPYU will be able to pay all of the distributions intended to be payable on the Class A Stock.

Each share of Class A Stock is intended to provide an economic return equivalent to one BPY unit, and at any time from and after the date of the issuance of the Class A Stock, such stockholder may cause BPYU to redeem a share of Class A Stock for an amount of cash equivalent to the value of a BPY unit or such share shall be exchanged for a BPY unit. Therefore, investors in Class A Stock will be affected by BPY's performance, including the performance of assets of BPY that are not assets of BPYU. BPY and its business may be affected by a wide variety of factors, and we can provide no assurance that BPY's future performance will be comparable to its performance in the past.

In addition, distributions on BPY units may not be equivalent to the level currently paid by BPY for various reasons, including, but not limited to, the following:

•BPY may not have enough unrestricted funds to pay such distributions due to changes in BPY’s cash requirements, capital spending plans, cash flow or financial position;

•decisions on whether, when and in which amounts to make any future distributions will be dependent on then-existing conditions, including BPY and BPYU’s financial condition, earnings, legal requirements, including limitations under Bermuda law, restrictions in BPY’s borrowing agreements that limit its ability to pay dividends to unitholders and other factors BPY deems relevant; and

•BPY may desire to retain cash to improve its credit profile or for other reasons.

An active trading market for Class A Stock may not be sustained.

Although shares of our Class A Stock are listed on the Nasdaq, an active trading market for our Class A Stock may not be sustained and we cannot assure you as to the liquidity of markets for Class A Stock or to your ability to sell Class A Stock or the price at which you would be able to sell Class A Stock. Class A Stock could trade at prices that may be lower than market prices for BPY units. A number of factors, principally factors relating to BPY but also including factors specific to BPYU and its business, financial condition and liquidity, economic and financial market conditions, interest rates, unavailability of capital and financing sources, volatility levels and other factors could lead to a decline in the value of Class A Stock and a lack of liquidity in any market for Class A Stock.

General market conditions and unpredictable factors could adversely affect market prices of the BPYU series A preferred stock.

There can be no assurance about the market prices of BPYU series A preferred stock. Several factors, many of which are beyond the control of BPYU and BPY, could influence the market prices of BPYU series A preferred stock, including:

•whether BPYU declares or fails to declare dividends on the BPYU series A preferred stock from time to time;

•real or anticipated changes in the credit ratings assigned to BPYU or BPY securities;

•BPYU’s and BPY’s creditworthiness and credit profile;

•interest rates;

•developments in the securities, credit markets, and developments with respect to financial institutions generally;

•the market for similar securities; and

•economic, corporate, securities market, geopolitical, regulatory or judicial events that affect BPYU and BPY, the asset management or real estate industries or the financial markets generally.

Shares of all classes of BPYU's outstanding stock, including the Class A Stock and Series A Preferred Stock, will rank junior to all indebtedness of, and other non-equity claims on, BPYU with respect to assets available to satisfy such claims.

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

Our business has been and is expected to continue to be adversely affected by the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus, as well as the potential for future outbreaks of other highly infectious or contagious diseases.

As a result of the rapid spread of COVID-19, many companies and various governments have imposed restrictions on business activity and travel which may continue and could expand. Business has slowed significantly around the globe, including in our retail business, and there can be no assurance that strategies to address potential disruptions in operations will mitigate the adverse impacts related to the pandemic. Given the ongoing and dynamic nature of the circumstances surrounding COVID-19, it is difficult to predict how significant the impact of this pandemic, including any responses to it, will be on the global economy, our company and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity and transmissibility of this coronavirus and actions taken to contain it including the pace, availability, distribution and acceptance of effective vaccines, among others. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our business, financial position, results of operations or cash flows.

We operate in industries or geographies impacted by COVID-19. Many of these are facing financial and operational hardships due to COVID-19 and responses to it. Adverse impacts on our business may include:

•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•a slowdown in business activity that may severely impact our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to fund their business operations, meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•an increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such lease will be executed;

•reduced economic activity resulting in a prolonged recession, which could negatively impact consumer discretionary spending and demand; and

•expected completion dates for our development and redevelopment projects may be subject to delay as a result of local economic conditions that may continue to be disrupted as a result of the COVID-19 pandemic.

If these and potential other disruptions caused by COVID-19 continue, our business could continue to be adversely affected.

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
Due to the pandemic, we may experience an increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such leases will be executed could be impacted. The longer-term impact of the shutdown and resulting economic downturn could reduce demand for retail space.
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

The recent COVID-19 related global economic shutdown has increased the risk in the near-term of our tenants’ ability to fulfill lease commitments, which has been materially impacted by retail store closures, quarantines and stay-at-home orders. Many of our tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts.

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

Real estate may be even more illiquid in the context of an economic downturn that may result from the global economic shutdown. Such illiquidity may limit our ability to vary our portfolio promptly in response to changing economic or investment conditions. Also, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the markets in which we operate.

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

•acquisition or construction costs of a project may exceed original estimates;

•we may not be able to obtain zoning, occupancy or other required governmental permits and authorizations;

•income from completed projects may not meet projections; and

•we may not be able to obtain anchor store, mortgage lender and property partner approvals, if applicable, for expansion or development activities.

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

BPYU is subject to litigation related to the BPY Transaction.

BPYU is subject to litigation related to the BPY Transaction. BPYU cannot predict the outcome of pending litigation, nor can it predict the amount of time and expense that will be required to resolve such litigation. The costs of defending the litigation, even if resolved in BPYU’s favor, could be substantial and such litigation could distract BPYU from pursuing potentially beneficial business opportunities.

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

The Financial Conduct Authority in the U.K. has announced that it will cease to compel banks to participate in LIBOR after 2021. LIBOR is widely used as a benchmark rate around the world for derivative financial instruments, bonds and other floating-rate instruments. This change to the administration of LIBOR, and any other reforms to benchmark interest rates, could create significant risks and challenges for us and our operating businesses. The gradual elimination of LIBOR rates may have an impact on over-the-counter derivative transactions, including potential contract repricing. The discontinuance of, or changes to, benchmark interest rates may require adjustments to agreements to which we and other market participants are parties, as well as to related systems and processes. This may result in market uncertainty until a new benchmark rate is established and potentially increased costs under such agreements.

Our real estate assets may be subject to impairment charges.
We regularly review our consolidated properties for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant decreases in occupancy percentage, debt maturities, changes in management's intent with respect to the properties and prevailing market conditions. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. This includes estimates of our expected holding period of our properties, including estimates of the probability of obtaining concessions from creditors at properties for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is taken.

Organizational Risks

We are controlled by BPY and its interests may conflict with our interests or the interests of holders of Class A Stock.

As of February 24, 2021, BPY and its affiliates control approximately 96.4% of the voting power of the Company’s outstanding voting shares, and the Company is party to a Master Services Agreement with Brookfield Asset Management and its affiliates. In the ordinary course of their business activities, BPY and Brookfield Asset Management may engage in activities where their interests conflict with our interests or those of holders of Class A Stock. BPY and Brookfield Asset Management may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, BPY and Brookfield Asset Management may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to the holders of our Class A Stock.

We are a "controlled company" within the meaning of the rules of the Nasdaq Stock Market ("Nasdaq") and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of our Class A Stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of February 24, 2021, BPY and its affiliates control approximately 96.4% of the Company’s shares entitled to vote generally in the election of directors. As a result, we are a "controlled company" within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that:

•we have a board that is comprised of a majority of "independent directors," as defined under the rules of such exchange;

•we have a nominating and corporate governance committee that is comprised entirely of independent directors; and

•we have a compensation committee that is comprised entirely of independent directors.

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

Our fourth amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain disputes between BPYU’s stockholders and BPYU and its current or former directors, officers and other stockholders, which could limit BPYU’s stockholders’ ability to obtain a favorable judicial forum for disputes with BPYU or its current or former directors, officers or other stockholders.

Pursuant to our fourth amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of BPYU, (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or stockholder of BPYU to BPYU or its stockholders, (iii) any action asserting a claim against BPYU arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation and bylaws, each as currently in effect, or (iv) any action asserting a claim against BPYU governed by the internal affairs doctrine. The choice of forum provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act").

The choice of forum provision may limit a BPYU stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BPYU or its current or former directors, officers or other stockholders, which may discourage such lawsuits against BPYU and its current or former directors, officers and other stockholders. Alternatively, if a court were to find the choice of forum provision contained in our fourth amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, BPYU may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, results of operations, and financial condition.
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

We have elected to be treated as a REIT commencing with our taxable year beginning July 1, 2010 (our date of incorporation), and certain of our subsidiaries have also made elections to be treated as REITs. Qualification and taxation as a REIT depends upon the REIT’s ability to satisfy several requirements (some of which are outside our control), including tests related to annual operating results, the nature and diversification of our assets, sources of income, distribution levels and diversity of stock ownership. Due to certain investments made by us and our affiliates and joint venture partners, we and our REIT subsidiaries may reflect a significant amount of related party rent as non-qualifying income each year and such non-qualifying income may affect the ability of us and such REIT subsidiaries to meet the REIT income requirements. In addition, certain distributions made by certain of our REIT subsidiaries may be considered preferential dividends and, accordingly, may affect the ability of those subsidiaries to satisfy the REIT distribution requirement and qualify as a REIT. If any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in loss of our REIT status. The various REIT qualification tests required by the Internal Revenue Code of 1986, as amended (the "Code") are highly technical and complex. Accordingly, there can be no assurance that we or one or more of our REIT subsidiaries has operated in accordance with these requirements or will continue to operate in a manner so as to qualify or remain qualified as a REIT.
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

As of December 31, 2020, we had $23.2 billion aggregate principal amount of indebtedness outstanding at our proportionate share including $6.9 billion of our share of unconsolidated debt and our junior subordinated notes of $206.2 million. Our indebtedness may have important consequences to us and the value of our equity, including:

•limiting our ability to borrow significant additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes;

•limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a portion of these funds to service debt;

•increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given the portion of our indebtedness which bears interest at variable rates;

•limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation; and

•giving secured lenders the ability to foreclose on our assets.

We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service, that we will be able to refinance or extend such indebtedness on acceptable terms, or at all, or that rising interest rates could adversely affect our debt service costs. In addition, our interest rate hedging arrangements may expose us to additional risks, including a risk that the counterparty to the hedging arrangement may fail to honor its obligations and termination of such arrangements typically involve certain transaction fees or breakage costs. There can be no assurance that our hedging activities will have the desired impact on our results of operations, liquidity or financial condition.

Our debt contains restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions or operate our business.

The terms of certain of our debt will require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest and fixed charge coverage and net worth, or to satisfy similar tests as a precondition to incurring additional debt. We entered into a revolving credit facility in April 2012 that subjects us to such covenants and restrictions. The revolving credit facility was amended in July 2020, and we may draw up to $1.5 billion under it, including the uncommitted accordion feature. In addition, certain of our indebtedness contains restrictions. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

•amend our organizational documents;
•incur indebtedness;
•create liens on assets;
•sell assets;
•manage our cash flows;
•transfer assets to other subsidiaries;
•make capital expenditures;
•engage in mergers and acquisitions; and
•make distributions to equity holders, including holders of our Class A Stock.

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

The COVID-19 related global economic shutdown may also negatively impact our ability to meet our financial covenants in the near-term.

We may not be able to refinance, extend or repay our consolidated debt or our portion of indebtedness of our Unconsolidated Real Estate Affiliates.

As of December 31, 2020, our proportionate share of total debt, including the $206.2 million of junior subordinated notes, aggregated $23.2 billion consisting of our consolidated debt, net of noncontrolling interest, of $16.3 billion combined with our share of the debt of our Unconsolidated Real Estate Affiliates (Note 5) of $6.9 billion. Of our proportionate share of total debt, $6.9 billion is recourse to the Company due to guarantees or other security provisions for the benefit of the note holder. There can be no assurance that we, or the joint venture, will be able to refinance or restructure this debt on acceptable terms or otherwise, or that operations of the properties or contributions by us and/or our partners will be sufficient to repay such loans. If we or the joint venture cannot service this debt, we or the joint venture may have to deed property back to the applicable lenders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

BPYU's investments in real estate as of December 31, 2020 consisted of its interests in 121 retail properties. We generally own the land underlying the properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. We manage substantially all of our Consolidated Properties (defined in Note 1) and provide management, leasing, and other services to a majority of our Unconsolidated Properties. Information regarding encumbrances on our properties is included here and on Schedule III of this Annual Report.

Mall and freestanding GLA includes in-line mall shop and outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a mall) and excludes anchors and tenant-owned GLA.

The following sets forth certain information regarding our properties as of December 31, 2020 (GLA in thousands):

RETAIL PROPERTIES

Property Count	Property Name	BPYU Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPYU Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)

Consolidated Retail Properties
1	200 Lafayette	90%	New York, NY	30	—	—	—	—	30	100%	27	Leased
2	218 W 57th Street	90%	New York, NY	35	—	—	—	—	35	—	32
3	605 North Michigan Avenue	90%	Chicago, IL	73	—	—	—	—	73	79.3%	66	Sephora, Chase Bank, Regus
4	530 Fifth Avenue	81%	New York, NY	59	—	—	—	—	59	100%	48	Vans, Chase Bank, Duane Reade
5	685 Fifth Avenue	88%	New York, NY	24	—	—	—	—	24	100%	21	Coach, Stuart Weitzman, Tag Heuer
6	730 Fifth Avenue	90%	New York, NY	22	—	—	—	—	22	100%	20	Bulgari, Mikimoto, Zegna
7	830 N. Michigan Ave.	90%	Chicago, IL	68	50	—	—	—	117	94.3%	106	Uniqlo, Columbia
8	Beachwood Place	90%	Beachwood, OH	325	317	247	97	—	986	79.5%	667	Nordstrom, Saks Fifth Avenue, Dillard's
9	Bellis Fair	90%	Bellingham, WA	427	100	238	—	—	765	83.2%	476	Macy's, JCPenney, Kohl's, Dick's Sporting Goods, Target
10	Brass Mill Center	90%	Waterbury, CT	444	218	319	189	—	1,171	86.4%	769	JCPenney, Burlington Stores, Regal Cinemas
11	Coastland Center (1)	90%	Naples, FL	339	276	315	—	—	930	89.7%	555	Dillard's, Macy's, JCPenney
12	Columbia Mall	90%	Columbia, MO	296	—	421	—	—	717	87.9%	267	Dillard's, JCPenney, Target
13	Coral Ridge Mall	90%	Coralville, IA	539	—	442	—	25	1,007	94.8%	509	Dillard's, Scheels, JCPenney, Target, Homegoods, Best Buy, Ulta
14	Crossroads Center	90%	St. Cloud, MN	423	168	229	—	—	819	82.9%	533	Macy's, Scheels, JCPenney, Target
15	Deerbrook Mall	90%	Humble, TX	634	—	654	—	—	1,287	96.1%	572	Dillard's, Macy's, JCPenney, AMC Theaters, Dick's Sporting Goods
16	Eastridge Mall	90%	Casper, WY	281	214	76	—	—	571	82.7%	447	JCPenney, Dick's Sporting Goods, Target
17	Four Seasons Town Centre	90%	Greensboro, NC	490	294	202	—	—	986	90.8%	707	Dillard's, JCPenney, Round 1 Bowling
18	Fox River Mall	90%	Appleton, WI	611	—	595	—	—	1,206	95%	551	Macy's, Scheels, JCPenney, Target
19	Grand Teton Mall	90%	Idaho Falls, ID	210	199	125	93	—	628	88%	454	Dillard's, JCPenney, Ross Dress For Less
20	Greenwood Mall	90%	Bowling Green, KY	423	278	151	—	—	852	89%	633	Dillard's, Belk, JCPenney

Property Count	Property Name	BPYU Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPYU Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
21	Hulen Mall	90%	Ft. Worth, TX	394	—	597	—	—	990	94%	355	Dillard's, Macy's
22	Jordan Creek Town Center	90%	West Des Moines, IA	732	152	198	252	—	1,334	95.8%	1,025	Von Maur, Dillard's, Scheels, Century Theaters
23	Mall Of Louisiana	90%	Baton Rouge, LA	602	—	806	144	—	1,551	95.4%	673	Dillard's, Macy's, JCPenney, Nordstrom Rack, AMC Theaters, Dick's Sporting Goods, Main Event
24	Mall St. Matthews	90%	Louisville, KY	499	—	514	—	—	1,013	88.6%	450	Dillard's, Cinemark, JCPenney, Dave & Buster's
25	Mayfair	90%	Wauwatosa, WI	632	289	360	—	188	1,469	97.8%	1,000	Nordstrom, Macy's, AMC Theaters, Crate & Barrel
26	Meadows Mall	90%	Las Vegas, NV	309	—	637	—	—	945	84.9%	279	Dillard's, Macy's, JCPenney, Round 1 Bowling
27	Mondawmin Mall	90%	Baltimore, MD	384	—	—	—	74	458	98.4%	413	Ross Dress for Less, Shoppers Food & Pharmacy
28	Neshaminy Mall	90%	Bensalem, PA	382	416	218	—	—	1,016	73.3%	720	Barnes & Noble, Boscov's, AMC Theaters, Round 1 Bowling
29	North Point Mall (4)	90%	Alpharetta, GA	400	540	363	—	25	1,328	88.1%	871	Von Maur, Dillard's, Macy's, JCPenney
30	North Star Mall	90%	San Antonio, TX	516	207	522	—	—	1,245	95.6%	652	Dillard's, Macy's, Saks Fifth Avenue, JCPenney
31	Northtown Mall	90%	Spokane, WA	431	242	242	—	—	915	89.4%	607	Kohl's, JCPenney, Regal Cinemas
32	Oakwood Center	90%	Gretna, LA	355	229	332	—	—	916	88.9%	528	Dillard's, JCPenney, Dick's Sporting Goods
33	Oakwood Mall	90%	Eau Claire, WI	462	146	198	—	—	806	91.1%	549	JCPenney, Scheels, Hobby Lobby
34	Oxmoor Center (1)	85%	Louisville, KY	313	296	271	—	—	880	91.6%	519	Von Maur, Macy's, Dick's Sporting Goods, Top Golf
35	Paramus Park	90%	Paramus, NJ	374	—	289	—	21	684	81.6%	357	Macy's, Stew Leonard's
36	Park City Center	90%	Lancaster, PA	523	515	227	—	7	1,271	89.3%	943	Boscov's, Kohl's, JCPenney
37	Park Meadows	90%	Lone Tree, CO	732	—	823	—	—	1,555	98%	661	Nordstrom, Dillard's, Macy's, JCPenney, Dick's Sporting Goods
38	Peachtree Mall	90%	Columbus, GA	385	222	201	—	13	821	92.3%	559	Dillard's, Macy's, At Home, JCPenney
39	Pecanland Mall	90%	Monroe, LA	410	20	532	—	—	962	82.3%	388	Dillard's, Belk, JCPenney, Dick's Sporting Goods
40	Perimeter Mall	90%	Atlanta, GA	506	222	831	—	—	1,559	95.8%	657	Nordstrom, Von Maur, Dillard's, Macy's
41	Pioneer Place (1)	90%	Portland, OR	318	—	—	—	—	318	92.1%	287	Apple, Tiffany's, Louis Vuitton, H&M, Zara, WeWork
42	Prince Kuhio Plaza (1)	90%	Hilo, HI	308	125	62	—	—	494	90.6%	390	Macy's, TJ Maxx, Tractor Supply, CVS
43	Providence Place (1)	85%	Providence, RI	652	279	200	—	—	1,131	96.6%	793	Macy's, Boscov's, Providence Place Cinemas, Dave & Buster's
44	Quail Springs Mall	90%	Oklahoma City, OK	389	160	537	—	—	1,086	88.8%	495	Von Maur, Dillard's, JCPenney, AMC Theaters, Lifetime Fitness, Round 1 Bowling
45	River Hills Mall	90%	Mankato, MN	368	180	174	—	—	722	87%	494	Scheels, JCPenney, Target
46	Rivertown Crossings	90%	Grandville, MI	637	150	486	—	—	1,273	88.5%	710	Macy's, Kohl's, JCPenney, Dick's Sporting Goods, Round 1 Bowling
47	Shops at Merrick Park (1)	90%	Coral Gables, FL	414	—	330	—	101	845	93%	465	Neiman Marcus, Nordstrom, Equinox
48	Sooner Mall	90%	Norman, OK	243	135	137	—	—	515	91.1%	341	Dillard's, JCPenney

Property Count	Property Name	BPYU Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPYU Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
49	Southwest Plaza	90%	Littleton, CO	684	35	542	—	62	1,323	93.9%	705	Dillard's, JCPenney, Target, Dick's Sporting Goods
50	Spokane Valley Mall	90%	Spokane, WA	326	126	251	138	—	841	87.7%	532	Macy's, JCPenney, Nordstrom Rack, Dick's Sporting Goods, Regal Cinemas
51	Staten Island Mall	90%	Staten Island, NY	854	50	467	83	—	1,454	92.4%	891	Primark, Macy's, JCPenney, AMC Theaters, Dave & Buster's
52	Stonestown Galleria	90%	San Francisco, CA	406	161	—	—	—	567	92.1%	512	Regal Cinemas, Whole Foods, Trader Joe's, Target, The Sports Basement
53	The Shoppes At Buckland Hills	90%	Manchester, CT	554	—	513	—	—	1,067	92%	500	Macy's, JCPenney, Dick's Sporting Goods
54	The Streets At Southpoint	85%	Durham, NC	598	—	726	—	—	1,325	95.7%	510	Nordstrom, Macy's, Belk, JCPenney, Barnes & Noble
55	The Woodlands Mall	90%	Woodlands, TX	714	—	713	—	42	1,469	95.6%	682	Nordstrom, Macy's, Dillard's, JCPenney, Dick's Sporting Goods
56	Town East Mall	90%	Mesquite, TX	454	—	809	—	—	1,264	94.5%	410	Dillard's, Macy's, JCPenney, Dick's Sporting Goods
57	Towson Town Center	90%	Towson, MD	615	—	419	—	—	1,034	88.7%	555	Nordstrom, Macy's, Round 1 Bowling, Crate & Barrel
58	Tysons Galleria	90%	McLean, VA	294	260	252	—	—	806	92.3%	500	Neiman Marcus, Saks Fifth Avenue, Bowlero
59	Valley Plaza Mall	90%	Bakersfield, CA	533	270	292	—	—	1,095	96.5%	725	Macy's, JCPenney, Target
60	Visalia Mall	90%	Visalia, CA	182	257	—	—	—	439	93.8%	396	Macy's, JCPenney
61	Water Tower Place	85%	Chicago, IL	411	297	—	—	86	794	90.8%	673	American Girl
62	Westlake Center	90%	Seattle, WA	126	—	—	—	—	126	95.1%	114	Saks Off Fifth, Nordstrom Rack, Zara
63	Willowbrook (1)	90%	Wayne, NJ	565	128	738	—	—	1,432	96.8%	626	Bloomingdale's, Macy's, Lord & Taylor, Cinemark, Dave & Buster's
	Total Consolidated Retail Properties			25,737	8,222	19,825	996	645	55,425	91.4%	31,971
Unconsolidated Retail Properties
64	Ala Moana Center (1)	45%	Honolulu, HI	1,299	972	—	14	363	2,648	93.3%	1,195	Nordstrom, Bloomingdale's, Neiman Marcus, Macy's, Foodland Farms, Target
65	Alderwood	45%	Lynnwood, WA	580	178	528	39	—	1,325	98.4%	360	Nordstrom, Macy's, JCPenney, Loews Cineplex
66	Altamonte Mall	45%	Altamonte Springs, FL	482	331	312	—	—	1,125	90.1%	367	Dillard's, Macy's, JCPenney, AMC Theaters
67	Apache Mall (1)	46%	Rochester, MN	413	206	163	—	—	782	95.2%	285	Macy's, Scheels, JCPenney
68	Augusta Mall (1)	46%	Augusta, GA	478	—	597	—	—	1,075	94.6%	220	Dillard's, Macy's, JCPenney, Dick's Sporting Goods
69	Baybrook Mall	46%	Friendswood, TX	1,074	97	721	—	—	1,891	98.9%	539	Dillard's, Macy's, JCPenney, Lifetime Fitness, Star Cinema Grill, Dick's Sporting Goods, Dave & Buster's
70	Boise Towne Square (1)	46%	Boise, ID	409	426	248	115	—	1,197	89.4%	437	Dillard's, Macy's, Kohl's, JCPenney, Nordstrom Rack
71	Carolina Place	45%	Pineville, NC	533	277	349	—	—	1,160	92.6%	366	Dillard's, Belk, JCPenney, Dave & Buster's, Dick's Sporting Goods

Property Count	Property Name	BPYU Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPYU Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
72	Christiana Mall	23%	Newark, DE	610	—	641	—	—	1,251	97.9%	138	Nordstrom, Macy's, JCPenney, Cinemark, Cabela's, Target
73	Clackamas Town Center	45%	Happy Valley, OR	627	—	775	—	—	1,402	94.6%	283	Macy's, JCPenney, Century Theatres, Dave & Buster's
74	Columbiana Centre	46%	Columbia, SC	294	145	361	—	—	800	96.2%	202	Dillard's, Belk, JCPenney, Dave & Buster's
75	Coronado Center (1)	46%	Albuquerque, NM	663	118	281	—	—	1,062	97.2%	359	Macy's, Kohl's, JCPenney, Dick's Sporting Goods, Round 1 Bowling, Furniture City
76	Cumberland Mall	46%	Atlanta, GA	624	155	278	—	—	1,058	96.9%	359	Macy's, Costco, Dick's Sporting Goods, Round 1 Bowling
77	Fashion Place (1)	46%	Murray, UT	466	162	338	—	—	965	99%	289	Nordstrom, Dillard's, Macy's, Crate & Barrel
78	Fashion Show	45%	Las Vegas, NV	846	272	762	—	—	1,879	93.1%	504	Neiman Marcus, Nordstrom, Saks Fifth Avenue, Dillard's, Macy's, Macy's Men, Dick's Sporting Goods
79	First Colony Mall	45%	Sugar Land, TX	541	—	619	—	—	1,160	98.5%	244	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, AMC Theaters
80	Florence Mall (4)	45%	Florence, KY	380	—	552	—	—	933	76.3%	172	Macy's, Macy's Home Store, JCPenney
81	Galleria At Tyler	45%	Riverside, CA	562	—	622	—	—	1,184	94.2%	254	Macy's, JCPenney, AMC Theaters
82	Glenbrook Square	46%	Fort Wayne, IN	422	556	—	—	—	978	88.3%	450	Macy's, JCPenney, Round 1 Bowling
83	Glendale Galleria (1)	45%	Glendale, CA	511	305	525	—	139	1,479	93.6%	431	Bloomingdale's, Macy's, JCPenney, Target, Dick's Sporting Goods, Gold's Gym
84	Governor's Square (1)	46%	Tallahassee, FL	338	—	692	—	—	1,030	82.3%	156	Dillard's, JCPenney
85	Kenwood Towne Centre	45%	Cincinnati, OH	516	241	401	—	—	1,158	93.5%	342	Nordstrom, Dillard's, Macy's, Louis Vuitton, Tiffany
86	Lynnhaven Mall	46%	Virginia Beach, VA	650	150	381	—	—	1,182	97.1%	368	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, AMC Theaters, Dave & Buster's
87	Market Place Shopping Center	46%	Champaign, IL	412	81	307	—	—	800	94.6%	227	Macy's, Kohl's, JCPenney, Dick's Sporting Goods
88	Miami Design District	20%	Miami, FL	664	—	—	—	87	750	86.4%	151	Hermes, Fendi, Louis Vuitton, Valentino, Bulgari, Prada, Gucci
89	Mizner Park (1)	23%	Boca Raton, FL	147	80	—	—	264	491	96.1%	113	Lord & Taylor, IPIC Theaters
90	Natick Mall (1)	45%	Natick, MA	934	88	558	—	—	1,581	92%	461	Neiman Marcus, Nordstrom, Macy's, Lord & Taylor, Wegman's, Dave & Buster's
91	Northbrook Court	45%	Northbrook, IL	450	406	130	—	—	986	87.7%	386	Neiman Marcus, Lord & Taylor, AMC Theaters, Crate & Barrel, Fresh Farm
92	Northridge Fashion Center	46%	Northridge, CA	651	257	557	—	—	1,464	94.5%	418	Macy's, JCPenney, Dick's Sporting Goods, Pacific Theaters, Dave & Buster's, Gold's Gym
93	Oakbrook Center	43%	Oak Brook, IL	1,381	284	468	—	260	2,393	97.3%	829	Neiman Marcus, Nordstrom, Macy's, AMC Theatres, Lifetime Fitness, KidZania
94	Oglethorpe Mall	46%	Savannah, GA	399	221	316	—	—	936	89.1%	286	Macy's, Belk, JCPenney
95	One Union Square	45%	San Francisco, CA	23	—	—	—	20	42	97.6%	19	Bulgari, Moncler

Property Count	Property Name	BPYU Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPYU Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
96	Otay Ranch Town Center	45%	Chula Vista, CA	535	—	140	—	—	675	91.9%	242	Macy's, AMC Theaters, Barons Market
97	Park Place	46%	Tucson, AZ	455	—	584	—	—	1,039	90.7%	209	Dillard's, Century Theatres, Round 1 Bowling
98	Pembroke Lakes Mall	46%	Pembroke Pines, FL	379	353	386	—	—	1,119	94.9%	337	Dillard's, Macy's, JCPenney, AMC Theaters, Round 1 Bowling
99	Pinnacle Hills Promenade	45%	Rogers, AR	367	99	162	306	74	1,008	85.3%	382	Dillard's, JCPenney, Malco Theatres, Dave & Buster's
100	Plaza Frontenac	50%	St. Louis, MO	219	126	135	—	—	479	94.1%	171	Neiman Marcus, Saks Fifth Avenue
101	Ridgedale Center	46%	Minnetonka, MN	364	177	596	—	—	1,137	89.2%	249	Nordstrom, Macy's, JCPenney
102	Riverchase Galleria	46%	Hoover, AL	514	330	610	—	—	1,454	88.2%	388	Von Maur, Macy's, Belk, Belk Homestore, JCPenney, Dave & Buster's
103	Saint Louis Galleria	66%	St. Louis, MO	460	—	714	—	—	1,174	96.7%	306	Nordstrom, Dillard's, Macy's
104	Stonebriar Centre	45%	Frisco, TX	925	163	703	—	—	1,791	97.7%	491	Nordstrom, Dillard's, Macy's, JCPenney, Dick's Sporting Goods, AMC Theaters, KidZania
105	The Crossroads	46%	Portage, MI	259	82	421	—	—	762	84%	157	Macy's, Burlington Stores, JCPenney
106	The Gallery At Harborplace	46%	Baltimore, MD	91	—	—	—	292	383	63%	176	Victoria Secret, Footlocker, Forever 21, Spaces
107	The Grand Canal Shoppes	45%	Las Vegas, NV	642	—	—	—	43	685	96.8%	310	Louis Vuitton, Tao Nightclub, Smith & Wollensky, Canaletto
108	The Maine Mall	46%	South Portland, ME	570	—	378	—	1	948	97.7%	262	Macy's, JCPenney, Round 1 Bowling, Best Buy, Jordan's Furniture
109	The Mall In Columbia	45%	Columbia, MD	705	213	449	—	—	1,367	91.3%	414	Nordstrom, Macy's, Lord & Taylor, JCPenney, AMC Theaters, Main Event, Barnes & Noble
110	The Oaks Mall	46%	Gainesville, FL	342	233	325	—	—	900	85.4%	265	Dillard's, Belk, JCPenney
111	The Parks Mall at Arlington	46%	Arlington, TX	761	—	749	—	1	1,510	98%	350	Dillard's, Macy's, JCPenney, Nordstrom Rack, Dick's Sporting Goods
112	The Shoppes at River Crossing	45%	Macon, GA	409	—	333	—	—	742	88.9%	185	Dillard's, Belk, Dick's Sporting Goods
113	The Shops at La Cantera	34%	San Antonio, TX	623	—	628	—	71	1,322	96.9%	235	Neiman Marcus, Nordstrom, Dillard's, Macy's
114	The Shops at The Bravern	36%	Bellevue, WA	161	125	—	—	—	286	95.5%	103	Hermes, Louis Vuitton, Gucci, Lifetime Fitness
115	The SoNo Collection	12%	Norwalk, CT	373	300	—	—	—	673	86.8%	78	Nordstrom, Bloomingdale's, Lillian August
116	Tucson Mall (1)	46%	Tucson, AZ	618	—	641	27	—	1,287	90%	297	Dillard's, Macy's, JCPenney, Dick's Sporting Goods
117	Westroads Mall	46%	Omaha, NE	517	173	356	—	—	1,046	95.6%	317	Von Maur, JCPenney, AMC Theaters, Dick's Sporting Goods
118	Whaler's Village	45%	Lahaina, HI	111	—	—	—	9	120	94.3%	54	Louis Vuitton, Lululemon, Leilani's, Hula Grill
119	White Marsh Mall	46%	Baltimore, MD	434	257	466	—	—	1,158	91%	318	Macy's, Macy's Home Store, Boscov's, JCPenney, Dave & Buster's
120	Willowbrook Mall	45%	Houston, TX	520	—	984	—	—	1,504	96.5%	235	Dillard's, Macy's, JCPenney, Dick's Sporting Goods

Property Count	Property Name	BPYU Ownership (2)	Location	Mall and Freestanding GLA	Anchor GLA (BPYU Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Stores (3)
121	Woodbridge Center	46%	Woodbridge, NJ	629	458	561	—	—	1,649	93.7%	501	Macy's, Lord & Taylor, Boscov's, JCPenney, Dick's Sporting Goods
	Total Unconsolidated Retail Properties			30,361	9,095	22,801	501	1,622	64,380	93.5%	18,239
	Total Retail Properties			56,098	17,316	42,626	1,498	2,267	119,805	96.4%	50,210

OTHER RETAIL PROPERTIES
Property Count	Property Name	BPYU Ownership	Location	Mall and Freestanding GLA	Anchor GLA (BPYU Owned)	Anchor GLA (Tenant Owned)	Strip Center GLA	Office GLA	Total GLA	Retail Percentage Leased	Proportionate GLA	Key Store
122	Shopping Leblon	32%	Rio de Janeiro, Brazil	221	64	—	—	—	286	99.3%	90
	Total			56,319	17,380	42,626	1,498	2,267	120,091	92.6%	50,300
_______________________________________________________________________________
(1)    A portion of the property is subject to a ground lease.
(2)    BPYU Ownership is shown net of the noncontrolling interest of our institutional investor (Note 3).
(3)    Stores identified by management as significant due to size, market significance, traffic generation, rent impact or other reasons.
(4)    Property conveyed to the lender subsequent to December 31, 2020.

MORTGAGES, NOTES AND OTHER DEBT

The following table sets forth certain information regarding the mortgages and other indebtedness encumbering BPYU's consolidated properties and its Unconsolidated Real Estate Affiliates, as well as its unsecured corporate debt (dollars in millions).

Property Name	Location	Interest Rate	Maturity Date (1)		BPYU Ownership (2)	Proportionate Total	2021	2022	2023	2024	2025	Thereafter	Mortgage Details

Consolidated Property Level
Mall St. Matthews	Louisville,KY	2.72%	January	2021	90%	$154	$154	—	$—	$—	$—	$—	Fixed
Water Tower Place	Chicago,IL	4.32%	April	2021	85%	306	306	—	—	—	—	—	Fixed
Deerbrook Mall	Humble (Houston),TX	5.25%	April	2021	90%	116	116	—	—	—	—	—	Fixed
Brass Mill Center	Waterbury,CT	3.41%	April	2021	90%	57	57	—	—	—	—	—	Floating
Columbia Mall	Columbia,MO	3.41%	April	2021	90%	39	39	—	—	—	—	—	Floating
Eastridge	Casper,WY	3.41%	April	2021	90%	37	37	—	—	—	—	—	Floating
Four Seasons	Greensboro,NC	3.41%	April	2021	90%	26	26	—	—	—	—	—	Floating
Grand Teton Mall	Idaho Falls,ID	3.41%	April	2021	90%	37	37	—	—	—	—	—	Floating
Mayfair	Wauwatosa (Milwaukee),WI	3.41%	April	2021	90%	297	297	—	—	—	—	—	Floating
Mondawmin Mall	Baltimore,MD	3.41%	April	2021	90%	73	73	—	—	—	—	—	Floating
North Town Mall	Spokane,WA	3.41%	April	2021	90%	74	74	—	—	—	—	—	Floating
Oakwood	Eau Claire,WI	3.41%	April	2021	90%	61	61	—	—	—	—	—	Floating
Oakwood Center	Gretna,LA	3.41%	April	2021	90%	74	74	—	—	—	—	—	Floating
Pioneer Place	Portland,OR	3.41%	April	2021	90%	109	109	—	—	—	—	—	Floating
Quail Springs Mall	Oklahoma City,OK	3.41%	April	2021	90%	56	56	—	—	—	—	—	Floating
River Hills Mall	Mankato,MN	3.41%	April	2021	90%	59	59	—	—	—	—	—	Floating
Sooner Mall	Norman,OK	3.41%	April	2021	90%	60	60	—	—	—	—	—	Floating
Southwest Plaza	Littleton (Denver),CO	3.41%	April	2021	90%	99	99	—	—	—	—	—	Floating
Providence Place	Providence,RI	5.65%	May	2021	85%	275	275	—	—	—	—	—	Fixed
Town East Mall	Mesquite (Dallas),TX	3.57%	June	2021	90%	145	145	—	—	—	—	—	Fixed
Visalia Mall	Visalia,CA	3.71%	June	2021	90%	67	67	—	—	—	—	—	Fixed
Oxmoor Center	Louisville,KY	5.37%	June	2021	85%	68	68	—	—	—	—	—	Fixed
Rivertown Crossings	Grandville (Grand Rapids),MI	5.19%	June	2021	90%	119	119	—	—	—	—	—	Fixed
Tysons Galleria	McLean (Washington, D.C.),VA	4.06%	September	2021	90%	252	252	—	—	—	—	—	Fixed
Park City Center	Lancaster (Philadelphia),PA	4.00%	September	2021	90%	110	110	—	—	—	—	—	Floating
Westlake Center - Land	Seattle,WA	12.90%	November	2021	90%	2	2	—	—	—	—	—	Fixed
530 Fifth Avenue	New York,NY	3.41%	November	2021	87%	95	95	—	—	—	—	—	Floating

Property Name	Location	Interest Rate	Maturity Date (1)		BPYU Ownership (2)	Proportionate Total	2021	2022	2023	2024	2025	Thereafter	Mortgage Details
200 Lafayette	New York,NY	3.16%	November	2021	90%	16	16	—	—	—	—	—	Floating
Bellis Fair	Bellingham (Seattle),WA	5.23%	February	2022	90%	72	—	72	—	—	—	—	Fixed
The Shoppes at Buckland Hills	Manchester,CT	5.19%	March	2022	90%	101	—	101	—	—	—	—	Fixed
The Streets at SouthPoint	Durham,NC	4.36%	May	2022	85%	194	—	194	—	—	—	—	Fixed
Spokane Valley Mall	Spokane,WA	4.65%	June	2022	90%	45	—	45	—	—	—	—	Fixed
830 North Michigan	Chicago,IL	4.00%	July	2022	90%	65	—	65	—	—	—	—	Floating
Greenwood Mall	Bowling Green,KY	4.19%	July	2022	90%	54	—	54	—	—	—	—	Fixed
Westlake Center	Seattle,WA	2.66%	July	2022	90%	44	—	44	—	—	—	—	Floating
North Star Mall	San Antonio,TX	3.93%	August	2022	90%	256	—	256	—	—	—	—	Fixed
Coral Ridge Mall	Coralville (Iowa City),IA	5.71%	September	2022	90%	86	—	86	—	—	—	—	Fixed
Coastland Center	Naples,FL	3.76%	November	2022	90%	98	—	98	—	—	—	—	Fixed
Pecanland Mall	Monroe,LA	3.88%	March	2023	90%	73	—	—	73	—	—	—	Fixed
Crossroads Center (MN)	St. Cloud,MN	3.25%	April	2023	90%	80	—	—	80	—	—	—	Fixed
Meadows Mall	Las Vegas,NV	3.96%	July	2023	90%	121	—	—	121	—	—	—	Fixed
Prince Kuhio Plaza	Hilo,HI	4.10%	July	2023	90%	35	—	—	35	—	—	—	Fixed
Staten Island Mall	Staten Island,NY	4.77%	September	2023	90%	203	—	—	203	—	—	—	Fixed
Stonestown Galleria	San Francisco,CA	4.39%	October	2023	90%	157	—	—	157	—	—	—	Fixed
605 North Michigan Avenue	Chicago,IL	4.76%	December	2023	90%	72	—	—	72	—	—	—	Fixed
Jordan Creek Town Center	West Des Moines,IA	4.37%	January	2024	90%	174	—	—	—	174	—	—	Fixed
Fox River Mall	Appleton,WI	4.35%	June	2024	90%	143	—	—	—	143	—	—	Fixed
730 Fifth Avenue	New York ,NY	5.28%	September	2024	90%	729	—	—	—	729	—	—	Floating
Hulen Mall	Fort Worth,TX	2.96%	October	2024	90%	80	—	—	—	80	—	—	Floating
Shops at Merrick Park	Coral Gables,FL	3.90%	November	2024	90%	352	—	—	—	352	—	—	Fixed
Park Meadows	Lone Tree,CO	3.56%	November	2024	90%	632	—	—	—	632	—	—	Fixed
Valley Plaza Mall	Bakersfield,CA	3.75%	March	2025	90%	206	—	—	—	—	206	—	Fixed
Willowbrook Mall	Wayne,NJ	3.55%	March	2025	90%	325	—	—	—	—	325	—	Fixed
Beachwood Place	Beachwood,OH	3.94%	March	2025	90%	185	—	—	—	—	185	—	Fixed
Towson Town Center	Towson,MD	3.82%	August	2025	90%	281	—	—	—	—	281	—	Fixed
Paramus Park	Paramus,NJ	4.07%	September	2025	90%	108	—	—	—	—	108	—	Fixed
Peachtree Mall	Columbus,GA	3.94%	December	2025	90%	64	—	—	—	—	64	—	Fixed
Perimeter Mall	Atlanta,GA	3.96%	September	2026	90%	248	—	—	—	—	—	248	Fixed
North Point Mall	Alpharetta (Atlanta),GA	4.54%	September	2026	90%	223	—	—	—	—	—	223	Fixed
Mall of Louisiana	Baton Rouge,LA	3.98%	August	2027	90%	292	—	—	—	—	—	292	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPYU Ownership (2)	Proportionate Total	2021	2022	2023	2024	2025	Thereafter	Mortgage Details
Providence Place - Other	Providence,RI	7.75%	July	2028	85%	24	—	—	—	—	—	24	Fixed
685 Fifth Avenue	New York,NY	4.53%	July	2028	88%	241	—	—	—	—	—	241	Fixed
The Woodlands	Woodlands (Houston),TX	4.35%	August	2029	90%	416	—	—	—	—	—	416	Fixed
Norwalk	Norwalk,CT	2.00%	December	2037	90%	3	—	—	—	—	—	3	Fixed
Consolidated Property Level						$9,365	$2,883	$1,015	$741	$2,110	$1,169	$1,447

Unconsolidated Property Level
Kenwood Towne Centre	Cincinnati,OH	5.37%	February	2021	63%	$124	$124	—	$—	$—	$—	$—	Fixed
The Shops at The Bravern	Bellevue,WA	2.47%	March	2021	36%	20	20	—	—	—	—	—	Floating
Miami Design District Misc	Miami,FL	8.88%	March	2021	20%	40	40	—	—	—	—	—	Floating
Willowbrook Mall (TX)	Houston,TX	5.13%	April	2021	45%	81	81	—	—	—	—	—	Fixed
White Marsh Mall	Baltimore,MD	3.66%	May	2021	46%	87	87	—	—	—	—	—	Fixed
Park Place	Tucson,AZ	5.18%	May	2021	46%	77	77	—	—	—	—	—	Fixed
Tucson Mall	Tucson,AZ	4.01%	June	2021	46%	113	113	—	—	—	—	—	Fixed
Fashion Place	Murray,UT	3.64%	June	2021	46%	104	104	—	—	—	—	—	Fixed
Northbrook Court	Northbrook,IL	4.25%	November	2021	45%	53	53	—	—	—	—	—	Fixed
Fashion Show - Other	Las Vegas,	6.06%	November	2021	45%	1	1	—	—	—	—	—	Fixed
Northridge Fashion Center	Northridge (Los Angeles),CA	5.10%	December	2021	46%	96	96	—	—	—	—	—	Fixed
Whaler's Village	Lahaina,HI	5.42%	January	2022	45%	36	—	36	—	—	—	—	Fixed
Ala Moana Center	Honolulu,HI	4.23%	April	2022	45%	632	—	632	—	—	—	—	Fixed
The Gallery at Harborplace	Baltimore,MD	5.24%	May	2022	46%	32	—	32	—	—	—	—	Fixed
Florence Mall	Florence (Cincinnati, OH),KY	4.15%	June	2022	45%	41	—	41	—	—	—	—	Fixed
Clackamas Town Center	Happy Valley,OR	4.18%	October	2022	45%	97	—	97	—	—	—	—	Fixed
The Oaks Mall	Gainesville,FL	4.55%	October	2022	46%	54	—	54	—	—	—	—	Fixed
Westroads Mall	Omaha,NE	4.55%	October	2022	46%	62	—	62	—	—	—	—	Fixed
The Shoppes at River Crossing	Macon,GA	3.75%	March	2023	45%	33	—	—	33	—	—	—	Fixed
Ala Moana Expansion	Honolulu,HI	3.80%	May	2023	45%	226	—	—	226	—	—	—	Fixed
Cumberland Mall	Atlanta,GA	3.67%	May	2023	46%	74	—	—	74	—	—	—	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPYU Ownership (2)	Proportionate Total	2021	2022	2023	2024	2025	Thereafter	Mortgage Details
Carolina Place	Pineville (Charlotte),NC	3.84%	June	2023	45%	72	—	—	72	—	—	—	Fixed
Oglethorpe Mall	Savannah,GA	3.90%	July	2023	46%	66	—	—	66	—	—	—	Fixed
Augusta Mall	Augusta,GA	4.36%	August	2023	46%	78	—	—	78	—	—	—	Fixed
The SoNo Collection	Norwalk,CT	4.75%	August	2023	12%	36	—	—	36	—	—	—	Floating
Ridgedale Center	Minnetonka,MN	2.76%	September	2023	46%	77	—	—	77	—	—	—	Floating
Riverchase Galleria	Birmingham,AL	3.66%	September	2023	46%	76	—	—	76	—	—	—	Floating
Apache Mall	Rochester,MN	3.66%	September	2023	46%	34	—	—	34	—	—	—	Floating
Columbiana Centre	Columbia,SC	3.66%	September	2023	46%	63	—	—	63	—	—	—	Floating
One Union Square	San Francisco,CA	5.12%	October	2023	45%	23	—	—	23	—	—	—	Fixed
Boise Towne Square	Boise,ID	4.79%	October	2023	46%	53	—	—	53	—	—	—	Fixed
Galleria at Tyler	Riverside,CA	5.05%	November	2023	45%	75	—	—	75	—	—	—	Fixed
Oakbrook Center	Oak Brook (Chicago),IL	3.68%	November	2023	43%	204	—	—	204	—	—	—	Floating
The Crossroads (MI)	Portage,MI	4.42%	December	2023	46%	41	—	—	41	—	—	—	Fixed
The Mall in Columbia	Columbia,MD	4.75%	December	2023	45%	113	—	—	113	—	—	—	Floating
Woodbridge Center	Woodbridge,NJ	4.80%	April	2024	46%	110	—	—	—	110	—	—	Fixed
The Maine Mall	South Portland,ME	4.66%	April	2024	46%	108	—	—	—	108	—	—	Fixed
Governor's Square	Tallahassee,FL	3.56%	May	2024	46%	28	—	—	—	28	—	—	Floating
Coronado Center	Albuquerque,NM	3.56%	May	2024	46%	101	—	—	—	101	—	—	Floating
Lynnhaven Mall	Virginia Beach,VA	3.56%	May	2024	46%	108	—	—	—	108	—	—	Floating
Stonebriar Centre	Frisco (Dallas),TX	4.05%	August	2024	45%	119	—	—	—	119	—	—	Fixed
Baybrook Mall	Friendswood (Houston),TX	5.52%	September	2024	46%	106	—	—	—	106	—	—	Fixed
The Parks Mall at Arlington	Arlington (Dallas),TX	5.57%	September	2024	46%	106	—	—	—	106	—	—	Fixed
Fashion Show	Las Vegas,NV	4.03%	November	2024	45%	377	—	—	—	377	—	—	Fixed
Natick Mall	Natick (Boston),MA	3.72%	November	2024	45%	228	—	—	—	228	—	—	Fixed
Market Place Shopping Center	Champaign,IL	3.11%	November	2024	46%	40	—	—	—	40	—	—	Floating
Pinnacle Hills Promenade	Rogers,AR	4.13%	January	2025	45%	49	—	—	—	—	49	—	Fixed
Altamonte Mall	Altamonte Springs (Orlando),FL	3.72%	February	2025	45%	69	—	—	—	—	69	—	Fixed
Pembroke Lakes Mall	Pembroke,FL	3.56%	March	2025	46%	120	—	—	—	—	120	—	Fixed
Alderwood	Lynnwood (Seattle),WA	3.48%	June	2025	45%	142	—	—	—	—	142	—	Fixed
Boise Towne Plaza	Boise,ID	4.13%	August	2025	46%	8	—	—	—	—	8	—	Fixed
Glenbrook Square	Fort Wayne,IN	4.27%	November	2025	46%	72	—	—	—	—	72	—	Fixed
Glendale Galleria	Glendale,CA	4.06%	September	2026	45%	193	—	—	—	—	—	193	Fixed

Property Name	Location	Interest Rate	Maturity Date (1)		BPYU Ownership (2)	Proportionate Total	2021	2022	2023	2024	2025	Thereafter	Mortgage Details
The Shops at La Cantera	San Antonio, Bexar County,TX	3.60%	May	2027	34%	118	—	—	—	—	—	118	Fixed
Baybrook Expansion	Friendswood,TX	3.77%	December	2027	26%	37	—	—	—	—	—	37	Fixed
Christiana Mall	Newark,DE	4.28%	August	2028	23%	124	—	—	—	—	—	124	Fixed
Plaza Frontenac	St. Louis,MO	4.43%	August	2028	50%	50	—	—	—	—	—	50	Fixed
Saint Louis Galleria	St. Louis,MO	5.08%	November	2028	66%	171	—	—	—	—	—	171	Fixed
The Grand Canal Shoppes	Las Vegas,NV	4.29%	July	2029	45%	441	—	—	—	—	—	441	Fixed
First Colony Mall	Sugarland,TX	3.55%	November	2029	45%	99	—	—	—	—	—	99	Fixed
Miami Design District	Miami,FL	4.13%	March	2030	20%	100	—	—	—	—	—	100	Fixed
Unconsolidated Property Level						$6,318	$796	$954	$1,344	$1,431	$460	$1,333

Corporate
BPYU Term Loan A-1	N/A	3.14%	August	2021	90%	$23	$23	—	$—	$—	$—	$—	Floating
Project Gold - Revolver	N/A	2.41%	August	2022	90%	916	—	916	—	—	—	—	Floating
Subordinated Unsecured Note ($25M)	N/A	2.09%	August	2022	90%	23	—	23	—	—	—	—	Floating
BPYU Term Loan A-2	N/A	3.15%	August	2023	90%	1,805	—	—	1,805	—	—	—	Floating
BPYU Term Loan B	N/A	2.65%	August	2025	90%	1,760	—	—	—	—	1,760	—	Floating
Senior Secured Notes - Silver Bonds	N/A	5.75%	May	2026	90%	853	—	—	—	—	—	853	Floating
Subordinated Unsecured Note ($27M)	N/A	2.98%	February	2030	90%	7	—	—	—	—	—	7	Floating
Subordinated Unsecured Note ($29M)	N/A	2.98%	March	2030	90%	27	—	—	—	—	—	27	Floating
Total Corporate						$5,600	$23	$939	$1,805	$—	$1,760	$1,073
Total						$21,283	$3,702	$2,908	$3,890	$3,541	$3,389	$3,853
_______________________________________________________________________________
(1)    Assumes that all maturity extensions are exercised.
(2)    BPYU Ownership is shown net of the noncontrolling interest of our institutional investor (Note 3).

Below is a reconciliation of our proportionate share of mortgages, notes and loans payable (from above) to our consolidated mortgages, notes and loans payable per our Consolidated Balance Sheet as of December 31, 2020 (dollars in millions).

Total Maturities, from above	$21,283
Debt related to solar projects and other	18
Proportionate Portfolio Debt	21,301
Deferred financing costs, market rate adjustments and other, net	(103)
Debt held for disposition	(247)
Junior Subordinated Notes Due 2036	(206)
Proportionate Mortgages, Notes and Loans Payable	$20,745
BPYU Share of Unconsolidated Real Estate Affiliates	(6,318)
Noncontrolling Interests	1,688
Consolidated Mortgages, Notes and Loans Payable on US GAAP Basis	$16,115

Lease Expiration Schedule

The following table indicates various lease expiration information related to our retail properties owned as of December 31, 2020. The table excludes expirations and rental revenue from temporary tenants and tenants that pay percent-in-lieu rent. See "Note 2—Summary of Significant Accounting Policies" for our accounting policies for revenue recognition from our tenant leases and "Note 7—Leases" for the future minimum rentals of our operating leases for the consolidated properties (dollars in millions).

Year	Number of Expiring Leases	Expiring GLA at 100%	Percent of Total	Expiring Rent	Expiring Rent ($psf)
Specialty Leasing	1,069	2,564	4.9%	$36,925	$14.40
2021	1,699	5,461	10.5%	302,716	55.44
2022	1,893	7,011	13.5%	340,974	48.63
2023	1,504	6,217	12.0%	340,533	54.78
2024	1,348	7,043	13.6%	349,653	49.65
2025	1,183	4,940	9.5%	355,600	71.99
2026	856	4,236	8.2%	298,937	70.57
2027	675	3,755	7.2%	276,088	73.52
2028	579	2,997	5.8%	192,719	64.30
2029	493	2,846	5.5%	171,160	60.15
Subsequent	809	4,824	9.3%	266,209	55.19
Total	12,108	51,892	100.0%	$2,931,514	$56.49
Vacant Space	1,737	4,206
Mall and Freestanding GLA	13,845	56,098

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Stock is listed on the Nasdaq under the symbol "BPYU." As of February 24, 2021, we had approximately 329 stockholders of record of Class A Stock. Our Class B-1 Stock and Class B-2 Stock (together, the "Class B Stock"), Series B Preferred Stock and Class C Stock are not listed.

See Note 11 for information regarding shares of our Class A Stock that may be issued under our equity compensation plans as of December 31, 2020 and Note 9 for information regarding redemptions of the units of BPR OP, LP ("BPROP") held by limited partners for Class A Stock.

The following line graph sets forth the cumulative total returns on a $100 investment in each of the common stock of GGP Inc. (prior to August 28, 2018) and the Class A Stock of BPYU (on and subsequent to August 28, 2018), S&P 500 and the FTSE National Association of REITs—Equity REITs from December 31, 2015 through December 31, 2020.

Total Return Performance (1)
December 2015 to December 2020

220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019 (1)
December 31, 2020
GGP Inc. (prior to August 28, 2018) and the Class A Stock of BPYU
FTSE Nareit Equity REIT Index
S&P 500 Index

_____________________________________________________________________________
(1)     Excludes the 2018 Pre-Closing Dividend.

As Of		December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
BPYU	Cum $	100	95	93	68	83	74
	Return %		(4.53)	(7.07)	(32.40)	(17.00)	(25.94)
FTSE Nareit Equity REIT Index	Cum $	100	109	114	109	137	126
	Return %		8.52	14.19	8.91	37.23	26.25
S&P 500 Index	Cum $	100	112	136	130	171	203
	Return %		11.96	36.40	30.42	71.49	103.04

Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2020, BPYU issued 19,367,288 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of $414.3 million, equal to $21.39 per share.

In the fourth quarter of 2020, BPYU issued 5,513,266 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of 117.9 million, equal to $21.39 per share.

The Company used the proceeds to repay unsecured corporate debt, repurchase Class A Stock, and fund shareholder dividends. The issuance of the Class B-1 Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Recent Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2020	2,613,565	13.32	2,613,565	(1)
November 1 - November 30, 2020	—	—	—	(1)
December 1 - December 31, 2020	—	—	—	(1)
Total	$2,613,565	$13.32	$2,613,565	(2)
_______________________________________________________________________________
(1)On August 5, 2020, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.
(2)As of August 5, 2020, the number of shares of Class A Stock comprising 10% of the Company's public float was greater than 5% of the Company's issued and outstanding Class A Stock, and was equal to 5,219,854 shares of Class A Stock. As of December 31, 2020, zero shares of Class A Stock were available for repurchase under the Company's stock repurchase plan.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(Dollars in thousands, except per share amounts)
OPERATING DATA (1)
Total revenues	$1,529,545	$1,563,968	$2,064,034	$2,327,862	$2,346,446
Total expenses	1,447,488	1,373,886	1,636,358	1,489,605	1,546,193
Income from continuing operations	(801,584)	480,911	4,163,769	666,873	1,308,273
Net (loss) income attributable to Brookfield Property REIT Inc.	(711,461)	432,880	4,090,541	657,334	1,288,367
Common Stock Basic Earnings Per Share (Through August 27, 2018):
Continuing operations	$—	$—	$4.16	$0.72	$1.44
Common Stock Diluted Earnings Per Share (Through August 27, 2018):
Continuing operations	$—		$4.15	$0.68	$1.34
Class A dividends declared per share (August 28, 2018 through December 31, 2020) (Note 9) (1)	$1.33	$1.32	$0.63	$—	$—
Common stock Dividends declared per share (August 28, 2018) (Note 9) (2)	$—	$—	$0.44	$0.88	$1.06
FUNDS FROM OPERATIONS ("FFO") (3)	$484,191	$674,213	$1,569,283	$1,530,590	$1,500,848
CASH FLOW DATA (1) (4)
Operating activities	$(8,430)	$428,129	$584,549	$1,294,612	$1,136,151
Investing activities	$(252,832)	$(1,328,958)	$2,697,130	$(855,296)	$521,411
Financing activities	$354,360	$877,648	$(3,214,925)	$(738,263)	$(1,564,114)

	As of December 31,
	2020	2019	2018	2017	2016
BALANCE SHEET DATA
Investment in real estate assets—cost	$22,188,924	$22,474,919	$19,443,057	$24,821,824	$23,278,210
Total assets	21,879,964	21,973,386	19,033,526	23,347,526	22,732,746
Total debt	16,320,786	16,109,094	12,795,849	13,038,659	12,636,618
Redeemable noncontrolling interests	60,826	62,235	73,696	248,126	262,727
Stockholders' equity	1,843,286	1,762,367	1,221,826	8,795,660	8,635,764
_______________________________________________________________________________
(1)    Cash flow data only represents BPYU's consolidated cash flows as defined by generally accepted accounting principles ("GAAP") and as such, operating cash flow does not include the cash received from our Unconsolidated Real Estate Affiliates, except to the extent of contributions to or distributions from our Unconsolidated Real Estate Affiliates.
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

Overview—Introduction

We own a property portfolio comprised primarily of Class A retail properties (defined primarily by sales per square foot). As of December 31, 2020, we owned, either entirely or with joint venture partners, 121 retail properties located throughout the United States comprising approximately 120 million square feet of gross leasable area or GLA.

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

As of December 31, 2020, the portfolio was 92.5% leased, compared to 96.4% leased at December 31, 2019. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 1.1% higher than the final rents paid on expiring leases.

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

Net income attributable to BPYU decreased 264.4% from $432.9 million for the year ended December 31, 2019 to $(711.5) million for the year ended December 31, 2020 primarily due to the increase in equity in loss of unconsolidated real estate affiliates and the decrease in gains on the sale of unconsolidated properties.

See Non-GAAP Supplemental Financial Measures below for a discussion of funds from operations ("FFO"), along with a reconciliation to Net (loss) income attributable to BPYU.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	December 31, 2020 (1)	December 31, 2019 (1)
In-Place Rents Per Square Foot (all less anchors) (2)	$61.29	$61.70
In-Place Rents Per Square Foot (<10K square feet) (2)	$80.43	$79.84

Percentage Occupied for Total Retail Properties	92.1%	96.0%
Percentage Leased for Total Retail Properties	92.5%	96.4%
_______________________________________________________________________________
(1)     Metrics exclude properties acquired in the year ended December 31, 2020 and the December 31, 2019, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.
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

	Number of Leases	Square Feet (in thousands)	Term/Years	Initial Rent Per Square Foot (1)	Expiring Rent Per Square Foot (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	717	2,553	6.5	$52.30	$51.47	$0.55	1.1%
_______________________________________________________________________________
(1)     Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2)     Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Year Ended December 31, 2020 and 2019

Rental revenues increased $18.2 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $152.8 million increase in rental revenues during 2020 compared to 2019 (Note 3). This is offset by decreases in rental revenues across the portfolio during 2020 compared to 2019 .

Management fees and other corporate revenues decreased $41.4 million, primarily due to a decrease in gross receipts across the portfolio during 2020 compared to 2019.

Real estate taxes increased $21.7 million, primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $14.9 million increase in real estate taxes during 2020 compared to 2019 (Note 3). In addition, the acquisition of an additional interest at one property in the third quarter of 2019 resulted in $3.2 million increase in real estate taxes during 2020 compared to 2019 (Note 3).

The provision for impairment of $133.7 million during 2020 is related to impairment charges recorded on two operating properties and the provision of impairment of $223.1 million during 2019 is related to impairment charges recorded on two operating properties (Note 2).

Depreciation and amortization increased $140.0 million primarily due to the acquisition of an additional interest in four operating properties in the fourth quarter of 2019. The acquisition resulted in a $120.9 million increase in depreciation and amortization during 2020 compared to 2019 (Note 3).

Loss from changes in control of investment properties of $15.4 million during 2020 is related to the acquisition of an additional interest at one property (Note 3). The gain from changes in control of investment properties of $720.7 million during 2019 is related to the acquisition of four operating properties which had been Unconsolidated Real Estate Affiliates from its former joint venture partners in the properties (affiliates of JPMorgan Chase & Co. ("JPM") and New York State Teachers' Retirement System ("NYSTRS")) and resulting in the Company obtaining control over the entities and consolidating the properties beginning on the transaction date ("JPM Transaction") in the fourth quarter of 2019 (Note 3) and the acquisition of an additional interest at one property in the third quarter of 2019 (Note 3).

The gain on extinguishment of debt of $14.3 million during 2020 is related to the debt buyback transactions that occurred in second quarter of 2020 (Note 6). The loss on extinguishment of debt of $27.5 million during 2019 is due to a pre-payment penalty related to the refinance at one property (Note 6).

Benefit from income taxes reflects an increase in 2020 of $45.1 million compared to 2019 primarily due to an adjustment to our prior year deferred taxes. Additionally, there was an increase in income tax benefit driven by the negative impact to operations from the COVID-19 pandemic.

Equity in loss of Unconsolidated Real Estate Affiliates of $180.6 million during 2020 is primarily related to impairment charges on four unconsolidated operating properties (Note 5) and a loss of revenues.

Unconsolidated Real Estate Affiliates - loss on investment of $51.8 million during 2020 is primarily related to the impairment charge on one investment property (Note 2).

Year Ended December 31, 2019 and 2018

Rental revenues decreased by $530.3 million primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018. The joint ventures resulted in a $503.2 million decrease in rental revenues during 2019 compared to 2018. In addition, the sale of our partial interest at one operating property in the fourth quarter of 2018 resulted in a $10.2 million decrease in rental revenues during 2019 as compared to 2018 as the property is now accounted for in Unconsolidated Real Estate Affiliates (Note 3).

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

The gain from changes in control of investment properties and other, net of $720.7 million during 2019 is due to the JPM Transaction in the fourth quarter of 2019 (Note 3).

The loss on extinguishment of debt during 2019 relates to a pre-payment penalty related to the refinance at one property (Note 6).

Benefit from income taxes reflects a decrease in 2019 of $603.9 million as compared to 2018 due to the recognition of deferred taxes related to certain transactions effectuated in the BPY Transaction in 2018 (Note 3).

Equity in income of Unconsolidated Real Estate Affiliates decreased by $67.0 million primarily due to a decrease in income recognition on condominiums and decrease in income related to joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $204.5 million of consolidated unrestricted cash and $485.0 million of available credit under our revolving credit facility as of December 31, 2020, as well as anticipated cash provided by operations.

Our key financing objectives include:

•to obtain property-secured debt with laddered maturities; and
•to minimize the amount of debt that is cross-collateralized and/or recourse to us.

We may raise capital through public or private issuances of debt securities, preferred stock, Class A Stock, units of limited partnership interest in BPR OP, LP ("BPROP"), or other capital raising activities. In addition, we or our affiliates may repurchase our shares or corporate debt and bonds.

The future impact of the global economic shutdown on our level of liquidity is uncertain at this time. Measures undertaken by governments and companies in our principal markets resulted in the temporary closure of many of our operating assets, with the vast majority of the assets having now reopened. The duration of any such continuing measures or the re-imposition of such measure in the future may impact our ability to collect rental income in our retail assets. The longer-term impact of the shutdown and resulting economic downturn could reduce demand for retail space.

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

In addition, certain debt obligations are subject to financial covenants, and in the shorter-term, the shutdown may negatively impact our ability to meet such covenants. We are reviewing the financial covenants of each debt instrument and, where applicable, working with our lenders to address debt instruments which may potentially approach or breach covenant limits.

Such adjustments may include, but are not limited to, adjustment to the covenant limits, interest payment holidays, and temporary suspension of covenant testing.

In order to maintain financial flexibility, we maintain capacity under our Facility. As at December 31, 2020, the available capacity under such credit facility was $485.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

The Company is party to a credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting the Facility, Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $1.0 billion as of December 31, 2020. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the year ended December 31, 2020, the Company made a principal payment of $9.0 million, and the remaining outstanding balance was $25.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance on December 31, 2020 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the year ended December 31, 2020, the Company made additional payments in the total amount of $25.0 million, and the outstanding balance of the Term B loan was $1,950.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

On July 29, 2020, the Company entered into the First Amendment of its Credit Agreement in order to give effect to certain amendments, including, but not limited to the following:

•The lenders agreed to certain covenant relief in respect of the financial covenants through the fiscal quarter ending June 30, 2021 (the "Covenant Relief Period"). The maximum total indebtedness to value ratio financial maintenance covenant was eliminated permanently. The minimum fixed charge coverage ratio was reduced to 1.20x during the Covenant Relief Period and increases to 1.35x thereafter.

•The applicable margin for the Term A Loans and the Facility is LIBOR plus 3.00% during the Covenant Relief Period – and thereafter, will be LIBOR plus 3.00% if the total net indebtedness to value ratio is greater than 70%.

•The Company agreed to maintain an ongoing liquidity covenant (set at $500 million) which will be tested as of the last day of each month against the amount of unrestricted cash, undrawn available amounts under the Facility and undrawn amounts under the new Brookfield Liquidity Facility. The Company has entered into and maintains a $500 million Brookfield Liquidity Facility (the "Brookfield Liquidity Facility") and prior to the date the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment, any interest and principal payments thereunder must be paid-in-kind.

•The Company is required to "match-fund" drawings under the Facility in excess of $1.0 billion using proceeds of either the Brookfield Liquidity Facility or issuances of qualified equity interests. The match-funding requirement is required to be made (i) monthly, whereby any drawing during that month is in excess of the prior highest balance of the revolver (in excess of $1.0 billion), (ii) within 10 business days of a request from the agent if as of any day during a month, the excess draw amount would exceed $10 million and (iii) at any time of request for a revolving loan that the excess would be $100 million or greater (which would be match-funded substantially concurrently with the requested revolving loan draw).

•The Company is required to make additional prepayments of the Term A loans with proceeds of certain equity, debt issuances and asset sales.

•The Company also agreed to a number of additional restrictions, including restrictions on incurring additional indebtedness, making of certain restricted payments and the use of proceeds under the revolving facility, which apply either through the end of the Covenant Relief Period – and in the case of certain provisions, until the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment.

As of December 31, 2020, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (see Note 18 for discussion specific to COVID-19), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

On May 24, 2020, the Company executed a series of transactions to repurchase corporate debt on the open market, funded by intercompany loans from BPY. The total amounts of debt repurchased had a par value of $59.6 million, and a cash repurchase price of $45.3 million. Following each repurchase, the repurchased debt was formally cancelled. As a result of the debt repurchase and cancellation, the Company recognized a gain of $14.3 million included in gain on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2020.

During the twelve months ended December 31, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on eighteen consolidated and unconsolidated property level mortgages, including one mortgage that is in maturity default. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. As of December 31, 2020, the Company has accrued $46.6 million of default interest related to these mortgages per contractual debt agreements.

As of December 31, 2020, the Company amended the agreement at one property (Note 6). In addition, the Company was unsuccessful in obtaining concessions from the creditor at one property and the loan was transferred to the lender (Note 3). In total, the Company has suspended equity contributions to make contractual interest and/or principal payments on a total of $1.6 billion of property level mortgages and the related Investment in Real Estate securing these loans has a carrying value of $1.7 billion.

During the year ended December 31, 2020:

On November 20, 2020 the Company closed on a new loan at The Mall in Columbia in the amount of $250.0 million with an interest rate at LIBOR plus 4.5% which matures on December 9, 2022, and has one year extension option . The loan replaced the previous debt of $317.0 million which matured on November 23, 2020. The transaction incurred fees in the amount of $3.7 million, which were capitalized.

On November 9, 2020 the Company closed on a new mortgage at Oakbrook Center in the amount of $319.0 million with an interest rate at LIBOR plus 2.31% and a mezzanine loan in the amount of $156.0 million with an interest rate at LIBOR plus 6.0%, respectively. Both loans which mature on November 9, 2022, and have one-year extension option. These loans replaced the previous debt of $425.0 million which matured on January 5,2021. The transaction incurred fees of $6.3 million which were capitalized.

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

As of December 31, 2020, we had $8.7 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of December 31, 2020, our proportionate share of total debt aggregated $23.2 billion. Our total debt includes our consolidated debt of $16.3 billion and our share of Unconsolidated Real Estate Affiliates debt of $6.9 billion. Of our proportionate share of total debt, $6.9 billion is recourse to the Company or its subsidiaries (including the facility) due to guarantees or other security provisions for the benefit of the note holders.

The amount of debt due in the next three years represents 50.3% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $4.2 billion at our proportionate share or approximately of 17.9% our total debt at maturity. Refer to Note 18 in the Consolidated Financial Statements for the scheduled payments for our consolidated share of total debt as of December 31, 2020, assuming that all maturity extensions are exercised. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2024.

We believe we will be able to extend the maturity date, repay under our available line of credit or refinance the consolidated debt that is scheduled to mature in 2021. We also believe that the joint ventures will be able to refinance the debt of our unconsolidated real estate affiliates upon maturity; however, there can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Acquisitions and Joint Venture Activity

From time-to-time we may acquire whole or partial interests in high-quality retail properties or make strategic dispositions. Refer to Note 3 for more information.

Reserves

With respect to our consolidated properties, for the years ended December 31, 2020 and 2019, we have recorded $42.3 million and $8.2 million respectively, associated with potentially uncollectible revenues, which includes $5.3 million and $0.1 million, respectively, for straight-line rent receivables. With respect to our Unconsolidated Real Estate Affiliates, for the years ended December 31, 2020 and 2019, our Unconsolidated Real Estate Affiliates have recorded $68.7 million and $11.3 million, respectively, associated with potentially uncollectible revenues, which includes $8.6 million and $0.2 million, respectively, for straight-line rent receivables. Of these amounts for the years ended December 31, 2020 and 2019, our share totaled $33.8 million and $6.0 million, respectively, which includes $4.2 million and $0.1 million, respectively, for straight-line rent receivables.

As of December 31, 2020, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, has collected approximately 75% of rents for the year then ended, and collections continue to increase subsequent to year end. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance. The Company continues to make meaningful progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company’s tenants requesting rental assistance, whether in the form of deferral or rent reduction. As of December 31, 2020, in response to the COVID-19 pandemic, the Company granted rent deferrals and rent abatements of 4% and 5% of 2020 rents, respectively. The rent abatements granted were considered lease modifications and will be recognized prospectively over the remaining lease terms from the period of the rent that was abated. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

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

We have development and redevelopment activities totaling approximately $449.0 million under construction and $327.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active redevelopments

Alderwood	Lynnwood, WA	Sears Redevelopment - Residential	2022	$13	$4
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2023	149	106
Tysons Galleria	McLean, VA	Macy's Redevelopment for theater and multi level small shop expansion	2023	111	37
Other Projects	Various		2021-2024	176	56
Active developments/redevelopments				$449	$203
In planning

Oxmoor Center	Louisville, KY	Sears Redevelopment for Entertainment and Restaurants	2024	$30	$1
Cumberland	Atlanta, GA	Residential	2024	56	—
Northridge	Northridge, CA	Residential	2025	50	—
Ala Moana	Honolulu, HI	Residential Tower	2026	157	1
Other Projects	Various		2021-2025	34	54
In planning				$327	$56
Total retail developments				$776	$259
_______________________________________________________________________________
(1)     Costs are at BPYU's ownership share post - August, 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the year ended December 31, 2020 decreased compared to those in the year ended December 31, 2019 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to BPYU’s investment to date. Prior to the COVID-19 pandemic, our current projects were generally progressing in accordance with their timeline and budget. The impact of the pandemic and associated restrictions that have been put in place by local governments may cause delays in construction and may impact our ability to progress pre-leasing efforts.

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

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Operating capital expenditures (1)	$112,511	$167,118
Tenant allowances and capitalized leasing costs (2)	83,631	200,302
Capitalized interest and capitalized overhead	21,568	22,585
Total	$217,710	$390,005
_______________________________________________________________________________
(1)    Reflects only non-tenant operating capital expenditures.
(2)    Tenant allowances paid on 3.9 million square feet for the year ended December 31, 2020 and 7.8 million for the year ended December 31, 2019.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $(8.4) million for the year ended December 31, 2020, $428.1 million for the year ended December 31, 2019, and $584.5 million for the year ended December 31, 2018. Significant components of net cash provided by operating activities include:

2020 Activity

•equity in loss of Unconsolidated Real Estate Affiliates, $180.6 million;
•depreciation and amortization, $641.6 million;
•provision for impairment, $133.7 million; and
•accounts and notes receivable, net, $(310.4) million.

2019 Activity

•a decrease of cash inflows was primarily due to the joint ventures formed in conjunction with the BPY Transaction in the third quarter of 2018 (Note 3); and
•gain from change in control of investment properties and other, net of $(720.7) million.

2018 Activity

•gain from change in control of investment properties and other, net of $(3.1) billion.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(252.8) million for the year ended December 31, 2020, $(1.3) billion for the year ended December 31, 2019, and $2.7 billion for the year ended December 31, 2018. Significant components of net cash (used in) provided by investing activities include:

2020 Activity

•development of real estate and property improvements, $(272.8) million;
•proceeds from sales of investments properties and unconsolidated real estate affiliates, $88.4 million; and
•contributions to unconsolidated real estate affiliates, $(141.4) million.

2019 Activity

•acquisition of real estate and property additions, $(877.1) million;
•loans to joint venture and joint venture partners, $(95.8) million;
•proceeds from sales of investment properties and Unconsolidated Real estate Affiliates, $185.2 million;
•development of real estate and property improvements, $(514.3) million;
•net proceeds from distributions received from Unconsolidated Real Estate Affiliates in excess of income, $363.2 million;
•contributions to Unconsolidated Real Estate Affiliates, $(239.4) million;
•proceeds from loan to affiliates, $330.0 million; and
•loans to affiliates, $(330.0) million.

2018 Activity

•proceeds from sale of investment properties and Unconsolidated Real Estate Affiliates, $3.1 billion;
•development of real estate and property improvements of $(674.5) million;
•net proceeds from distributions received from Unconsolidated Real Estate Affiliates in excess of income, $410.6 million;
•contributions to Unconsolidated Real Estate Affiliates, $(218.0) million; and
•proceeds from repayment of loans to joint ventures and joint venture partners, $204.9 million.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $354.4 million for the year ended December 31, 2020, $877.6 million for the year ended December 31, 2019, and $(3.2) billion for the year ended December 31, 2018. Significant components of net cash provided by (used in) financing activities include:

2020 Activity

•proceeds from the refinancing or issuance of mortgages, notes and loans payable, $906.4 million;
•principal payments on mortgages, notes, and loan payable, $(822.0) million;
•buyback of Class A Stock, $(168.4) million;
•issuances of Class B-1 Stock, $532.2 million;
•cash distributions to noncontrolling interests in consolidated real estate affiliates, $0.0 million; and
•cash distributions paid to stockholders, $(68.4) million.

2019 Activity

•proceeds from the refinancing or issuance of mortgages, notes and loans payable of $6.4 billion; which includes a $1.0 billion bond issuance;
•principal payments on mortgages, notes, and loan payable, $(4.5) billion;
•buyback of Class A Stock, $(114.9) million;
•buyback of Class B-1 stock, $(224.5) million;
•issuances of Class B-1 Stock, $293.3 million;
•cash distributions to noncontrolling interests in consolidated real estate affiliates, $(99.3) million; and
•cash distributions paid to common stockholders of $(790.2) million.

2018 Activity

•proceeds from refinancing or issuance of mortgages, notes and loans payable, $7.0 billion; net of principal payments of $(1.8) billion;
•issuances of Class C Stock, $200.0 million;
•cash contributions from noncontrolling interests in consolidated real estate affiliates, $1.5 billion;
•cash distributions paid to common stockholders, $(9.9) billion; and
•cash distributions and redemptions paid to holders of common units, $(107.1) million.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the consolidated financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Leases

For operating leases with minimum scheduled rent increases, we recognize rental income on a straight‑line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental income in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Variable lease payments include overage rent, which is paid by a tenant when the tenant's sales exceed an agreed upon minimum amount, is recognized once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease.

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

Recognizing rental and related income on a straight-line basis results in a difference in the timing of revenue recognition from what is contractually due from tenants. Straight-line rents are recorded in accounts receivable, net in our Consolidated Balance Sheets. The Company is required to evaluate whether it is probable of collecting substantially all of the remaining lease payments. While we believe our leases generally contain provisions designed to ensure the creditworthiness of the tenant, companies in the retail industry, including some of our tenants, have declared bankruptcy, or from time to time, have voluntarily ceased their operations, downsized their brick and mortar presence or failed to comply with their contractual obligations to us and to others. While many of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are uncertain. We do evaluate the potential of bankruptcy and associated store closures when assessing whether the Company is probable of collecting substantially all of the remaining lease payments.

For leases where collectability of substantially all of the remaining lease payments is probable, we establish a general allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible due to credit-related losses based on our previous recovery experience. Lease concessions are generally considered a lease modification and thus are recognized prospectively over the remaining lease term when they become legally enforceable. However, the Company includes its estimate of potential lease concessions when establishing its general allowance, based on its best estimates of total lease concessions, recognizing the portion of the total concession that is deemed attributable to the current period through consideration of weighted average remaining lease terms. Changes in the general allowance are recognized in rental income on our Consolidated Statements of Operations and Comprehensive Income (Loss).

For leases where collectability of substantially all the remaining lease payments is not probable, the Company recognizes a current-period adjustment to rental income to the amount of cash collected from the lessee, effectively reducing cumulative income recognized since lease commencement from an accrual basis to cash basis. In addition, future revenue recognition is limited to amounts paid by the lessee. We will generally return to an accrual basis of accounting, if and when, all delinquent payments become current under the terms of the lease agreement and collectability of substantially all the remaining contractual lease payments is deemed probable.

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

Topic 842 - Lease Modification Q&A

Due to the business disruptions and challenges severely affecting the global economy caused by the global economic shutdown, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the Financial Accounting Standards Board ("FASB") staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the shutdown. Under existing lease guidance, economic relief that is agreed to or negotiated outside of the original lease agreement is typically considered a lease modification, in which case both the lessee and lessor would be required to apply the respective modification frameworks. However, if the lessee was entitled to the economic relief because of either contractual or legal rights, the relief would be accounted for outside of the modification framework. Although the original lease modification guidance in Accounting Standards Codification ("ASC") 842, Leases remain appropriate to address routine lease modifications, the Lease Modification Q&A established a different framework to account for certain lease concessions granted in response to the shutdown. The Lease Modification Q&A allows the Company, if certain criteria have been met, to make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. Such election is required to be applied consistently to leases with similar characteristics and similar circumstances.

The Company has elected to apply such relief and will avail itself of the election to treat lease concessions as lease modifications, thereby avoiding performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the shutdown and (2) result in the cash flows remaining substantially the same or less than the original contract.

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

If an indicator of potential impairment exists, the property is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows. The expected cash flows of a property are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, global, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs and future required capital expenditures, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, (5) expected holding period, (6) availability of and cost of financing, and (7) fair values including consideration of capitalization rates, discount rates, and comparable selling prices, and (8) the probability of obtaining concessions from creditors at properties for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments. These factors could cause our expected future cash flows from a retail property to change, and, as a result, an impairment could be considered to have occurred.

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

General

A significant judgement is made as to if and when impairment should be taken. The Company's assessment of impairment as of December 31, 2020 was based on the most current information available to the Company. Impairment charges could be taken in the future if economic conditions change or if the plans regarding our assets change. Therefore, we can provide no assurance that material impairment charges with respect to our assets, including operating properties, construction in progress and investments in Unconsolidated Real Estate Affiliates, will not occur in future periods. We will continue to monitor circumstances and events in future periods to determine whether impairments are warranted. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future.

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

Contractual Cash Obligations and Commitments

The following table aggregates our subsequent contractual cash obligations and commitments as of December 31, 2020:

	2021	2022	2023	2024	2025	Subsequent/ Other	Total
			(Dollars in thousands)
Long-term debt-principal (1)	$3,580,941	$2,715,234	$2,142,753	$2,371,510	$3,103,457	$2,489,014	$16,402,909
Interest payments (2)	536,017	443,633	365,290	288,992	171,224	78,169	1,883,325
Retained debt-principal	56,975	—	—	—	—	—	56,975
Ground lease payments	2,008	2,055	2,128	2,164	2,202	137,915	148,472
Corporate leases	7,649	7,649	7,840	8,036	8,237	17,097	56,508
Purchase obligations (3)	275,507	—	—	—	—	—	275,507
Junior Subordinated Notes (4)	—	—	—	—	—	206,200	206,200
Total	$4,459,097	$3,168,571	$2,518,011	$2,670,702	$3,285,120	$2,928,395	$19,029,896
_______________________________________________________________________________
(1)    Excludes $3.2 million of non-cash debt market rate adjustments, $105.9 million of deferred financing costs, and $11.0 million of debt related to solar projects.
(2)    Based on rates as of December 31, 2020. Variable rates are based on a LIBOR rate of 2.0%. Excludes interest payments related to debt market rate adjustments.

(3)    Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded.
(4)    The $206.2 million of junior subordinated notes are due in 2036, but may be redeemed by us any time. As we do not expect to redeem the notes prior to maturity, they are included in consolidated debt maturing subsequent to 2025.

Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $192.7 million in 2020, $171.1 million in 2019 and $221.2 million in 2018.

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

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Contractual rent expense, including participation rent	$17,394	$12,979	$7,105
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	13,011	12,979	5,083

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

Subsequent Events

Refer to Note 19 of the Consolidated Financial Statements for subsequent events.

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

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measures

In order to provide a better understanding of the relationship between the Company’s non-GAAP financial measure of FFO, a reconciliation of GAAP net income attributable to BPYU to FFO has been provided. The Company’s non-GAAP financial measure does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to GAAP net income (loss) attributable to BPYU and is not necessarily indicative of cash flow. In addition, the Company has presented the financial measure on a consolidated and unconsolidated basis (at the Company’s proportionate share) as the Company believes that given the significance of the Company’s operations that are owned through investments accounted for by the equity method of accounting, the detail of the operations of the Company’s unconsolidated properties provides important insights into the income and FFO produced by such investments.

The following table reconciles GAAP net income attributable to BPYU to FFO for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net Income Attributable to BPYU	$(711,461)	$432,880
Provision for impairment excluded from FFO - Consolidated Properties	133,671	223,287
Provision for impairment excluded from FFO - Unconsolidated Properties	65,968	—
Gain from changes in control of investment properties and other	15,433	(720,706)
Unconsolidated Real Estate Affiliates - gain (loss) on investment	61,379	(206,790)
Gain on sales of investment properties	(13,402)	(14,414)
Preferred stock dividends	(15,938)	(15,937)
Above and below market ground rent	4,383	—
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	622,435	482,531
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	456,073	531,323
Allocation of noncontrolling interests (1)	(134,350)	(37,961)
FFO	484,191	674,213
_______________________________________________________________________________
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

•the effects of the COVID-19 pandemic and the possibility of future outbreaks of highly infectious or contagious diseases;
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
•discontinuation of LIBOR;
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
•our inability to raise capital through financing activities or asset sales; and
•risks related to the structure and trading of the Class A Shares.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2020, we had consolidated debt of $16.1 billion, including $7.5 billion of variable-rate debt. A 25 basis point movement in the interest rate on the $7.5 billion of variable-rate debt would result in a $18.8 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable-rate debt was $0.7 billion at December 31, 2020. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in a $1.9 million annualized increase or decrease in our equity in the income of Unconsolidated Real Estate Affiliates.

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

For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources and Notes 4 and 6. At December 31, 2020, the fair value of our consolidated debt has been estimated for this purpose to be $24.8 million higher than the carrying amount of $16.1 billion.

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

As of December 31, 2020, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2020, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

There were no changes in internal control over financial reporting during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brookfield Property REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brookfield Property REIT Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those consolidated financial statement schedule.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2021

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors

Our current board of directors (“Board”) is as follows:

Name	Age	Position	Director Since
Caroline Atkinson	68	Director	2019
Jeffrey M. Blidner	72	Director	2018
Soon Young Chang	61	Director	2018
Omar Carneiro da Cunha	74	Director	2018
Stephen DeNardo	67	Director	2018
Louis J. Maroun	70	Director	2018
A. Douglas McGregor	64	Director	2020
Lars Rodert	59	Lead Independent Director and Director	2018
Michael J. Warren	53	Director	2020
Set forth below is biographical information for our current directors. All of our directors are also directors of the general partner of our parent company, BPY (the "BPY General Partner").

Caroline Atkinson. Ms. Atkinson is a Senior Adviser to Rock Creek investment firm in Washington D.C. and a trustee of the International Institute of Strategic Studies in London. Ms. Atkinson is an Oxford-trained economist with more than two decades of experience working as a senior policymaker in international economics and finance and as an executive in technology. She has held senior positions at Google Inc. (“Google”), the U.S. government, The International Monetary Fund and The Bank of England. Most recently, Ms. Atkinson was the Head of Global Policy for Google. Prior to joining Google, Ms. Atkinson worked for President Barack Obama as the Deputy National Security Adviser for International Economics at the White House. She was the President’s personal representative to major international economic summits, including the G-7/8 and the G-20. She was also the Advisor to Treasury Secretaries, Robert Rubin and Lawrence Summers. She has advised leading U.S. companies on global business and economic issues. Ms. Atkinson is a Member of the Board Executive Committee for the Peterson Institute for International Economics, and a Member of Council on Foreign Relations and the Economic Club of New York. The Board nominated Ms. Atkinson to serve as a director based, among other factors, on her experience in international economics and finance.

Jeffrey M. Blidner. Mr. Blidner is Vice Chairman of Brookfield Asset Management. Mr. Blidner is also Chief Executive Officer of Brookfield’s Private Funds Group, Chairman and a director of Brookfield Business Partners L.P. and Brookfield Renewable Partners L.P. and a director of Brookfield Asset Management and Brookfield Infrastructure Partners L.P. Prior to joining Brookfield in 2000, Mr. Blidner was a senior partner at a Canadian law firm. The Board nominated Mr. Blidner to serve as a director based, among other factors, on his knowledge of the Company and his experience in board governance.

Soon Young Chang. Dr. Chang is a member of the board of directors of Dubai World. Dr. Chang serves as Senior Advisor to the Investment Corporation of Dubai, providing strategic counsel and lending his global perspective to the investment arm of the Dubai Government. Dr. Chang is the founder and chairman of Midas International Asset Management Company, an international asset management fund which manages over $5 billion. He is also a founding partner of Sentinel Advisor, a New York-based arbitrage fund. Dr. Chang has served as an advisor to a variety of financial institutions, including Korea National Pension Corporation, Hyundai International Merchant Bank and Templeton-Ssangyong Investment Trust Company. Dr. Chang received his Master’s and Doctoral degrees from the George Washington University in the United States and has authored many books and articles on the subject of financial engineering. The Board nominated Dr. Chang to serve as a director based, among other factors, on his knowledge of the Company and his experience in asset management and international finance.

Omar Carneiro da Cunha. Mr. Cunha is a Senior Partner with Dealmaker Ltd., a consultancy and M&A advisory firm, with a focus in telecommunications, information technology, oil & gas and retail, and has also been a Senior Partner of BOND Consultoria Empresarial e Participacoes since 1994. He is also a director of Petroleo Brasileiro S/A (Petrobras), Chairman of the Audit Committee and member of the Investment Committee since 2020. He was the Chairman of “Bob’s”, a Brazilian fast-food company, from 1995 to 2008, a director of the Energisa Group since 1996, and a director of Grupo Libra from 2010 to 2019. In 2005, Mr. Cunha was the Deputy Chairman and Chief Executive Officer of VARIG Brazilian Airline. From 1995 to

1998, Mr. Cunha was the President of AT&T Brasil and a member of the Management Committee of AT&T International. Prior to that, Mr. Cunha worked for 27 years in Brazil and abroad for the Royal Dutch/Shell Group, and was President of Shell Brasil, Billiton Metals and Shell Quimica from 1991 to 1994. Mr. Cunha is currently a member of the board of the American Chamber of Commerce for Brazil. The Board nominated Mr. Cunha to serve as a director based, among other factors, on his knowledge of the Company and his experience in board governance in the telecommunications, technology, energy and retail sectors.

Stephen DeNardo. Mr. DeNardo is currently managing director and president and Chief Executive Officer of RiverOak Investment Corp., LLC and has held this position since 1999. From 1997 to 1999 he was Partner and Senior Vice President of ING Realty Partners, where he managed a $1 billion portfolio. Prior to his employment with ING Realty Partners, he was President of ARES Realty Capital from 1991 to 1997, where he managed a $5 billion portfolio of diversified debt and equity assets. Before joining ARES Realty Capital, he was a Partner at First Winthrop Corporation. Mr. DeNardo has held a license as a Certified Public Accountant since 1978 and is a Chartered Global Management Accountant. He also has a B.S. in Accounting from Fairleigh Dickinson University. The Board nominated Mr. DeNardo to serve as a director based, among other factors, on his knowledge of the Company, his financial acumen and his experience in commercial real estate and asset management.

Louis Joseph Maroun. Mr. Maroun is the Founder and Chairman of Sigma Real Estate Advisors and Sigma Capital Corporation, which specializes in international real estate advisory services. Prior to this role, Mr. Maroun was the Executive Chairman of ING Real Estate Canada and held executive positions in a number of real estate companies where he was responsible for overseeing operations, real estate transactions, asset and property management, as well as many other related functions. Mr. Maroun also is on the board of directors of Brookfield Renewable Energy Partners L.P., and Summit Industrial Income REIT. Mr. Maroun graduated from the University of New Brunswick in 1972 with a Bachelor’s degree, followed by a series of post graduate studies and in January of 2007, after a long and successful career in investment real estate, Mr. Maroun was elected to the position of Fellow of the Royal Institute of Chartered Surveyors. The Board nominated Mr. Maroun to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate and board governance.

A. Douglas McGregor. Mr. McGregor was the Group Head of RBC Capital Markets and RBC Investor & Treasury Services, Chairman and Chief Executive Officer of RBC Capital Markets, and was a member of RBC’s Group Executive until his retirement in January 2020. He is also a director of the BPY General Partner. Mr. McGregor joined RBC in 1983 and held progressively senior roles at the bank, becoming Capital Markets Chief Executive Officer in 2008 and assuming responsibility for Investor & Treasury Services in 2012. As Chairman and Chief Executive Officer of RBC Capital Markets, Mr. McGregor had global oversight of the firm’s Corporate & Investment Banking and Global Markets activities conducted by its approximately 7,500 employees worldwide. He also directly led the investment bank’s real estate lending businesses. As Group Head of RBC Investor & Treasury Services, Mr. McGregor was responsible for this business’ custody, treasury and financing services for institutional clients globally. Mr. McGregor is also Chairman and member of the Audit Committee of Plaza Retail REIT. Mr. McGregor holds an Honours B.A. (Business) and an MBA from the University of Western Ontario. Mr. McGregor serves on the University Health Network’s Board of Trustees in Toronto and is a former Chairman of the Board of Directors of the Investment Industry Regulatory Organization of Canada. The Board nominated Mr. McGregor to serve as a director based, among other factors, on his experience in commercial real estate, asset management and international finance.

Lars Rodert. Mr. Rodert is the founder and Chief Executive Officer of ÖstVäst Advisory (“OVA”). Mr. Rodert has 30 years of experience in the global investment industry. Prior to OVA, Mr. Rodert spent 11 years as a Global Investment Manager for IKEA Treasury. Before joining IKEA, Mr. Rodert was with SEB Asset Management for 10 years as Chief Investment Officer and responsible for SEB Global Funds. Prior to SEB, Mr. Rodert spent 10 years in North America with five years at Investment Bank Gordon Capital and five years as a partner with a private investment holding company, Robur et. Securitas. Mr. Rodert is a director of PCCW Limited, an information and communications technology company. Mr. Rodert holds a Master of Science Degree in Business and Economics from Stockholm University. The Board nominated Mr. Rodert to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate and board governance.

Michael J. Warren. Mr. Warren is the Managing Director of Albright Stonebridge Group (“ASG”). Mr. Warren served as ASG’s Managing Principal from 2013 to 2017 and as Principal from 2009 to 2013. Prior to ASG, Mr. Warren served as the Chief Operating Officer and Chief Financial Officer of Stonebridge International from 2004 to 2009, where he managed operations, business development, finance, and personnel portfolios. Mr. Warren served in various capacities in the Obama Administration, including as senior advisor in the White House Presidential Personnel Office and as co-lead for the Treasury and Federal Reserve agency review teams of the Obama-Biden Presidential Transition. Mr. Warren serves on the board of trustees and the risk & audit committees at Commonfund, the board of directors of Walker & Dunlop, Inc. and the board of directors of MAXIMUS. He serves as a trustee of Yale University and is a member of the Yale Corporation Investment Committee. Mr. Warren formerly served as a trustee of the District of Columbia Retirement Board and as a member of the board of directors of the United States Overseas Private Investment Corporation. Mr. Warren received degrees from Yale

University and Oxford University where he was a Rhodes Scholar. The Board nominated Mr. Warren to serve as a director based, among other factors, on his experience in business development and finance.

Information about our Executive Officers

Our service providers ("Service Providers"), wholly owned subsidiaries of Brookfield Asset Management, provide management services to us pursuant to our Master Services Agreement. Brian W. Kingston and Bryan K. Davis in their roles at the Service Providers perform similar functions for BPYU as would typically be performed by a principal executive officer and principal financial officer, respectively. These individuals are as follows:

Name	Age	Position with One of the Service Providers	Since
Brian W. Kingston	47	Chief Executive Officer	2015
Bryan K. Davis	47	Chief Financial Officer	2015

Brian W. Kingston. Mr. Kingston was named Chief Executive Officer in 2015. He is also a Managing Partner at Brookfield Asset Management and Chief Executive Officer of Brookfield Property Group. Mr. Kingston joined Brookfield in 2001 and has been engaged in a wide range of merger and acquisition activities. From 2008 to 2013 he led Brookfield’s Australian business activities, holding the positions of Chief Executive Officer of Brookfield Office Properties Australia, Chief Executive Officer of Prime Infrastructure and Chief Financial Officer of Multiplex.

Bryan K. Davis. Mr. Davis was named Chief Financial Officer in 2015. He is also a Managing Partner at Brookfield Asset Management. Prior to that, he was Chief Financial Officer of Brookfield’s global office property company for eight years and spent five years in senior finance roles. Mr. Davis also held various senior finance positions including Chief Financial Officer of Trilon Financial Corporation, Brookfield Asset Management’s financial services subsidiary. Prior to joining Brookfield Asset Management in 1999, Mr. Davis was involved in providing restructuring and advisory services at Deloitte & Touche LLP. He is a Chartered Accountant and holds a Bachelor of Commerce degree from Queen’s University.

Corporate Governance

Code of Business Conduct and Ethics

The Board has adopted the Code of Business Conduct and Ethics (“Code of Conduct”) of Brookfield Asset Management, which is applicable to all directors, officers, employees and temporary workers of Brookfield Asset Management, its wholly owned subsidiaries and certain publicly traded controlled affiliates who have not adopted their own Code of Conduct, including the Company. Our Code of Conduct is available on our website at bpy.brookfield.com/bpyu under the “Corporate Governance—Governance Documents” heading. In addition, a copy may be obtained by writing to our Secretary at our principal executive offices. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on the Company’s website.

Changes to Nomination Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the Board during the fiscal year ended December 31, 2020.

Board Committees

Audit Committee

The Board has a standing Audit Committee, established in accordance with the requirements of the SEC. The members of the Audit Committee are Stephen DeNardo (Chairman), Louis J. Maroun and Lars Rodert. The Board has affirmatively determined that all of the members of the Audit Committee meet the requirements for independence and expertise, including financial literacy for the purposes of serving on the Audit Committee, under applicable Nasdaq Stock Market (“Nasdaq”) listing standards and SEC rules. The Board has also determined that Mr. DeNardo qualifies as an “audit committee financial expert” under applicable SEC rules.

The Audit Committee is responsible for assisting and advising the Board with respect to: our accounting and financial reporting processes; the integrity and audits of our financial statements; our compliance with legal and regulatory requirements; and the qualifications, performance and independence of our independent accountants. The Audit Committee is responsible for engaging our independent auditors, reviewing the plans and results of each audit engagement with our independent auditors, approving professional services provided by our independent accountants, considering the range of audit and non-audit fees charged by our independent auditors and reviewing the adequacy of our internal accounting controls.

Delinquent Section 16 Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file reports with the SEC regarding their ownership and changes in ownership of such registered equity securities. Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the fiscal year ended December 31, 2020, all of our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company does not directly employ any of the persons responsible for managing its business. Under our Master Services Agreement, our Service Providers provide, or arrange for other service providers to provide, day-to-day management and administrative services for our Company. Please see “Certain Relationships and Related Transactions, and Director Independence —Related Party Transactions—Master Services Agreement” below for further detail on our Master Services Agreement.

Messrs. Kingston and Davis in their roles at the Service Providers perform similar functions for BPYU as would typically be performed by a principal executive officer and principal financial officer, respectively. BPYU does not directly or indirectly compensate Messrs. Kingston and Davis or grant them any equity awards. BPYU does not reimburse the Service Providers for their compensation. The compensation of Messrs. Kingston and Davis is set by the Service Providers and we have no control over the determination of their compensation. Messrs. Kingston and Davis participate in employee benefit plans and arrangements sponsored by the Service Providers. We have not established any employee benefit plans or entered into any employment agreements with them.

Compensation of Directors

Directors receive an annual retainer of $15,000 for their service on the Board and reimbursement of expenses incurred in attending meetings. Directors also receive an annual retainer of $125,000 for serving on the board of directors and various committees of the BPY General Partner. The BPY General Partner pays the chair of its audit committee an additional $20,000 per year and pays the other members of its audit committee an additional $10,000 per year for serving in such positions. The BPY General Partner also pays its Chairman an additional $50,000 per year and its lead independent director an additional $10,000 per year. Directors who are not independent due to their employment with Brookfield Asset Management receive no fees for their services on the Board. The Governance and Nominating Committee periodically reviews Board compensation in relation to its peers and other similarly sized companies and is responsible for approving changes in compensation for non‑employee directors.

2020 Director Compensation

The following table sets forth the compensation earned by or paid to each of our non-employee directors in 2020. Mr. Warren was appointed to the Board in November 2020 and did not receive any compensation during 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Richard B. Clark	$—	$—	$—	$—
Caroline M. Atkinson	15,000	—	—	15,000
Jeffrey M. Blidner	—	—	—	—
Soon Young Chang	15,000	—	—	15,000
Omar Carneiro da Cunha	15,000	—	—	15,000
Scott R. Cutler	15,000	—	—	15,000
Stephen DeNardo	15,000	—	—	15,000
Louis J. Maroun	15,000	—	—	15,000
Lars Rodert	15,000	—	—	15,000
Michael J. Warren	—	—	—	—

1.None of the directors held BPYU stock options or unvested stock awards as of December 31, 2020.

Compensation Committee Interlocks and Insider Participation

While certain of our subsidiaries have employees, BPYU does not have any employees. Under our Master Services Agreement, our Service Providers provide, or arrange for other service providers to provide, day-to-day management and administrative services for our Company. As a result, we do not directly pay employee or management compensation and do not require a compensation committee. Our directors participate in the consideration of director compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of each class of our capital stock by certain persons as of December 31, 2020. In the case of persons other than Messrs. Kingston and Davis, our directors and Brookfield Asset Management, or where we have received additional information from the beneficial owner, the information presented in this table is based upon the most recent filings with the SEC.

The table lists the applicable percentage ownership based on 39,127,335 shares of Class A Stock, 202,438,184 shares of Series B Preferred Stock, 196,886,256 shares of Class B‑1 Stock, 121,203,654 shares of Class B-2 stock, par value $0.01 per share (“Class B-2 Stock”), 640,051,301 shares of Class C Stock and 10,000,000 shares of 6.375% Series A Cumulative Perpetual Redeemable Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) outstanding as of December 31, 2020.

The table below sets forth such estimated beneficial ownership for: each stockholder that is known to us to be a beneficial owner of more than 5% of the Company’s outstanding shares of each class of our capital stock (“Principal Stockholders”); each director; Messrs. Kingston and Davis; and all directors and Messrs. Kingston and Davis as a group.

	Class A Stock		Series B Preferred Stock		Class B-1 Stock		Class B-2 Stock		Class C Stock		Class A Preferred Stock
Name of Beneficial Owner	# Shares Beneficially Owned	% of Class	# Shares Beneficially Owned	% of Class	# Shares Beneficially Owned	% of Class	# Shares Beneficially Owned	% of Class	# Shares Beneficially Owned	% of Class	# Shares Beneficially Owned	% of Class
Principal Stockholders
Blackrock, Inc. (1)	4,193,676	11%	—	—	—	—	—	—	—	—	—	—
BPY	3,036,315	8%	202,438,184	100%	196,886,256	100%	121,203,654	100%	640,051,301	100%	—	—
Persons and entities associated with Farallon Capital Management LLC (2)	8,054,215	21%	—	—	—	—	—	—	—	—	—	—
The Vanguard Group (3)	2,790,454	7%	—	—	—	—	—	—	—	—	—	—
Brookfield Asset Management (4)	3,036,315	8%	—	—	—	—	—	—	—	—	—	—
Global X Management Company LLC ("GXMC") (5)	2,524,254	6%
Named Executive Officers (6):
Brian W. Kingston	235,000	1%	—	—	—	—	—	—	—	—	—	—
Bryan K. Davis	100,000	—%	—	—	—	—	—	—	—	—	—	—
Directors (6):	—	—%	—	—	—	—	—	—	—	—	—	—
Caroline M. Atkinson	—	—%	—	—	—	—	—	—	—	—	—	—
Jeffrey M. Blidner	—	—%	—	—	—	—	—	—	—	—	—	—
Soon Young Chang	—	—%	—	—	—	—	—	—	—	—	—	—
Omar Carneiro da Cunha	—	—%	—	—	—	—	—	—	—	—	—	—
Stephen DeNardo	—	—%	—	—	—	—	—	—	—	—	—	—
Louis J. Maroun	—	—%	—	—	—	—	—	—	—	—	—	—
A. Douglas McGregor	—	—%	—	—	—	—	—	—	—	—	—	—
Lars Rodert	—	—%	—	—	—	—	—	—	—	—	—	—
Michael J. Warren	—	—%	—	—	—	—	—	—	—	—	—	—
All directors and executive officers as a group (11 persons)	335,000	1%
•Represents beneficial ownership of less than 1%.

1.Information regarding BlackRock, Inc. (“BlackRock”) is based solely on a Schedule 13G/A filed by BlackRock with the SEC on July 10, 2019. BlackRock’s address is 55 East 52nd Street, New York, NY 10055. The Schedule 13G/A indicates that BlackRock has sole voting power with respect to 3,827,792 shares of Class A Stock and sole dispositive power with respect to 4,193,676 shares of Class A Stock.

2.Information regarding Farallon Capital Management, LLC (“Farallon”) is based solely on a Schedule 13G filed by Farallon with the SEC on September 7, 2018 on behalf of Farallon and the following associated persons and entities: Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P. and Farallon Capital (AM) Investors L.P., Farallon Partners, L.L.C., Farallon Institutional (GP) V, L.L.C., Philip D. Dreyfuss, Michael B. Fisch, Richard B. Fried, David T. Kim, Monica R. Landry, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., William Seybold, Andrew J. M. Spokes, John R. Warren and Mark C. Wehrly (collectively, the “Farallon Reporting Persons”). The address of the Farallon Reporting Persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111. The Schedule 13G indicates that, collectively, the Farallon Reporting Persons have shared voting and dispositive power over 8,054,215 shares of Class A Stock.

3.Information regarding The Vanguard Group (“Vanguard”) is based solely on a Schedule 13G/A filed by Vanguard with the SEC on February 8, 2021. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355. The Schedule 13G/A indicates that Vanguard has sole voting power with respect to 0 shares of Class A Stock, shared voting power with respect to 105,875 shares of Class A Stock, sole dispositive power with respect to 2,620,059 shares of Class A Stock and shared dispositive power with respect to 170,395 shares of Class A Stock.

4.Information regarding Brookfield Asset Management is based on a Schedule 13G filed by Brookfield Asset Management with the SEC on February 8, 2021 on behalf of Brookfield Asset Management and the following associated entities: BUSC Finance LLC (“BUSC Finance”), Brookfield US Inc. (“BUSI”), Brookfield US Holdings Inc. (“BUSHI”), Brookfield Holdings Canada Inc. (“BHC”), Brookfield Property Master Holdings LLC (“BPMH”) and Brookfield Property Group LLC (“BPG” and collectively, the “BAM Group”). The address for Brookfield Asset Management, BUSHI and BHC is Brookfield Place, 181 Bay Street, Suite 300, Toronto, ON M5J 2T3 Canada and the address for BPG, BUSC Finance, BUSI and BPMH is Brookfield Place, 250 Vesey Street, 15th Floor, New York, NY 10281. The Schedule 13G indicates that the BAM Group has shared voting and shared dispositive power with respect to 3,036,315 shares of Class A Stock.

5.Information regarding GXMC is based on a Schedule 13G filed by GXMC with the SEC on February 12, 2021. The address for GXMC is 605 Third Avenue, 43rd Floor, New York, NY 10158. The Schedule 13G indicates that GXMC has sole voting power and sole dispositive power with respect to 2,524,254 shares of Class A Stock.

6.Unless otherwise noted, the address of (i) Mr. Blidner is c/o Brookfield Asset Management, 181 Bay Street, Suite 300, Toronto, Ontario M5J 2T3; (ii) Ms. Atkinson and Messrs. Carneiro da Cunha, Chang, DeNardo, Maroun, McGregor, Rodert and Warren, is c/o Brookfield Property Partners Limited, 73 Front Street, 5th Floor, Hamilton, HM 12 Bermuda; and (iii) Messrs. Kingston and Davis is c/o Brookfield Property Group, Brookfield Place, 250 Vesey Street, 15th Floor, New York, NY 10281.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conflicts Policy

Our Governance and Nominating Committee has approved a Conflicts Policy designed to assist with the proper identification, review and disclosure of related party transactions. The Conflicts Policy addresses the approval and other requirements for transactions in which there is greater potential for a conflict of interest to arise. These transactions include:
•acquisitions by us from, and dispositions by us to, Brookfield Asset Management and its affiliates;
•the dissolution of the Company or its operating partnership;
•any material amendment to our Master Services Agreement;
•any material service agreement or other material arrangement pursuant to which Brookfield Asset Management or its affiliates will be paid a fee, or other consideration other than any agreement or arrangement contemplated by our Master Services Agreement;
•termination of, or any determinations regarding indemnification under, our Master Services Agreement; and
•any other material transaction involving us and Brookfield Asset Management and its affiliates.

Our Conflicts Policy requires the transactions described above to be approved by our Governance and Nominating Committee. Pursuant to our Conflicts Policy, the Governance and Nominating Committee may grant approvals for any of the transactions described above in the form of general guidelines, policies or procedures in which case no further special approval will be required in connection with a particular transaction or matter permitted thereby. The Conflicts Policy can be amended at the discretion of the Governance and Nominating Committee.

Related Party Transactions

Master Services Agreement

We have entered into a Master Services Agreement pursuant to which the Service Providers, wholly owned subsidiaries of Brookfield Asset Management, have agreed to provide or arrange for other Service Providers to provide management and administration services to our Company and its subsidiaries. The following is a summary of certain provisions of our Master Services Agreement. Because this description is only a summary of our Master Services Agreement, it does not necessarily contain all of the information that you may find useful. We therefore urge you to review our Master Services Agreement in its entirety. Our Master Services Agreement is available electronically on the website of the SEC at www.sec.gov and a copy may be obtained by writing to our Secretary at our principal executive offices.

Under our Master Services Agreement, we have appointed the Service Providers to provide or arrange for the provision of the following services:
•supervising the carrying out of all day-to-day management, secretarial, accounting, banking, treasury, administrative, liaison, representative, regulatory and reporting functions and obligations;
•providing overall strategic advice, including advising with respect to the expansion into new markets;
•supervising the establishment and maintenance of books and records;

•identifying and recommending acquisitions or dispositions from time to time and, where requested to do so, assisting in negotiating the terms of such acquisitions or dispositions;
•recommending and, where requested to do so, assisting in the raising of funds whether by way of debt, equity or otherwise;
•recommending suitable candidates to serve on the boards of directors or the equivalent governing bodies of us and our operating entities;
•making recommendations with respect to the exercise of any voting rights to which we are entitled in respect of our operating entities;
• making recommendations with respect to the payment of dividends or any other distributions, including distributions by our Company to our unitholders;
•monitoring and/or oversight of accountants, legal counsel and other accounting, financial or legal advisors and technical, commercial, marketing and other independent experts, and managing litigation;
•attending to all matters necessary for any reorganization, bankruptcy proceedings, dissolution or winding up, subject to approval by the relevant board of directors or its equivalent;
•supervising the making of all tax elections, determinations and designations, the timely calculation and payment of taxes payable and the filing of all tax returns;
•supervising the preparation of the annual consolidated financial statements, quarterly interim financial statements and other public disclosure;
•making recommendations in relation to and effecting the entry into insurance arrangements;
•arranging for individuals to carry out the functions of principal executive, accounting and financial officers for our Company only for purposes of applicable securities laws;
•providing individuals to act as senior officers, subject to the approval of the relevant board of directors or its equivalent;
•providing advice, when requested, regarding the maintenance of compliance with applicable laws and other obligations; and
•providing all such other services as may from time to time be agreed that are reasonably related to day-to-day operations.

The Service Providers’ activities are subject to the supervision of the board of directors or equivalent governing body of BPYU and of each of the other Service Recipients, as applicable. The relevant governing body remains responsible for all investment and divestment decisions made by the Service Recipient.

Pursuant to the Master Services Agreement, BPYU pays an annual base management fee to the Service Providers equal to 1.25% of the total capitalization of BPYU, subject to certain adjustments. The total capitalization value of BPYU is equal to the aggregate of the value of all of the outstanding Class A Stock and other securities of BPYU and its direct or indirect subsidiaries that are not held by BPYU, BPY and certain of their affiliates, plus all outstanding third-party debt with recourse against BPYU and any other direct or indirect subsidiary, less all cash held by such entities. For the first 12 months following the closing of the BPY Transaction, Brookfield Asset Management agreed to waive management fees payable by BPYU and the incremental management fees BPY would otherwise be required to pay in respect of the securities issued in exchange for the GGP common stock in the BPY Transaction. For the year ended December 31, 2020, there were no fees paid under the Master Services Agreement.

For any quarter in which the Board determines that there is insufficient available cash to pay the base management fee as well as the next regular distribution on Class A Stock, BPYU may elect to pay all or a portion of the base management fee in Class A Stock, subject to certain conditions. The base management fee is calculated and paid on a quarterly basis.

To the extent that under any other arrangement BPYU or its subsidiaries makes a payment that is determined to be comparable to the base management fee payable by BPYU, the base management fee payable by BPYU will be reduced on a dollar-for-dollar basis by the comparable base management fee, subject to certain limitations. In addition, to the extent that there are any residual fees, comparable to the base management fees payable by BPYU, that are not used to reduce the base management fees payable by BPY, the base management fee payable by BPYU will be reduced on a dollar-for-dollar basis by such residual fees.

Additionally, the Service Providers are reimbursed for any out-of-pocket fees, costs and expenses incurred in the provision of the management and administration services, including those of any third party. However, BPYU is not required to reimburse the Service Providers for the salaries and other remuneration of their management, personnel or support staff who carry out any services or functions for BPYU or overhead for such persons.

Incentive Distributions

An affiliate of Brookfield Asset Management is entitled to receive incentive distributions based on an amount by which quarterly distributions on the Class A Stock and series K preferred units of BPYU’s operating partnership exceed specified target levels. No incentive distributions were paid in the year ended December 31, 2020.

Financings

From time to time, Brookfield may loan funds to us or place funds on deposit with us, on terms approved by our Governance and Nominating Committee. The following arrangements were entered into during the year ended December 31, 2020:

•On February 10, 2020, the Company secured an $27.0 million subordinated unsecured note with Brookfield BPY Holdings Inc, and another $29.0 million note on March 25, 2020. The notes bear interest at rate equal to LIBOR plus 2.75%, and mature on February 10, 2030 and March 25, 2030, respectively.
•On May 19, 2020, the Company secured an additional $25.0 million subordinated unsecured note with Brookfield BPY Holdings Inc., and another $45.0 million on May 22, 2020. The notes were repaid in full on June 18, 2020 and July 16, 2020, respectively.
•On June 25, 2020, the Company secured another $25.0 million subordinated unsecured note at an interest rate equal to LIBOR plus 1.94% that is scheduled to mature on August 27, 2022.
•On July 16, 2020 and August 27, 2020, the Company made principal payments in the amount of $45.0 million and $22.1 million, respectively. The total outstanding balance of the notes as of December 31, 2020 was $63.2 million.
•The Company agreed to maintain an ongoing liquidity covenant (set at $500 million) which will be tested as of the last day of each month against the amount of unrestricted cash, undrawn available amounts under the Facility and undrawn amounts under the new Brookfield Liquidity Facility. The Company entered into and maintains a $500 million Brookfield Liquidity Facility and prior to the date the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment, any interest and principal payments thereunder must be paid-in-kind.

Other Services

Brookfield Asset Management and its affiliates may provide services to our subsidiaries which are outside the scope of our Master Services Agreement under arrangements that are on market terms and conditions, or otherwise permitted or approved by independent directors, pursuant to our Conflicts Policy, and pursuant to which Brookfield Asset Management will receive fees. The services that may be provided under these arrangements include financial advisory, property management, facilities management, development, relocation services, construction activities, marketing or other services. We may also provide similar services to Brookfield Asset Management and its affiliates that are on market terms and conditions, or otherwise permitted or approved by independent directors, pursuant to our Conflicts Policy, and pursuant to which we will receive fees. We paid or received the following fees for such services in the year ended December 31, 2020:

•Amounts received from Brookfield Asset Management and its subsidiaries for property management, leasing, tenant coordination, construction management, development management and marketing services – $22.8 million; and
•Amounts paid to Brookfield Asset Management and its subsidiaries for construction costs of development properties –$2.3 million.

Other Related Party Transactions

In connection with the BPY Transaction, Brookfield Asset Management entered into a rights agreement with Wilmington Trust Company whereby it agreed to satisfy, or cause to be satisfied, the obligations with respect to the secondary exchange rights contained in the Company’s Charter and deposit certain cash or securities in a collateral account in accordance with the agreement. In this agreement, Brookfield Asset Management was granted a consent right whereby prior to the issuance by BPYU of any shares of Class A Stock, BPYU will be required, for as long as Brookfield Asset Management is a party to the rights agreement, to obtain the consent of Brookfield Asset Management. The rights agreement will terminate on the earlier of the twentieth anniversary of the BPY Transaction or if there is no Class A Stock outstanding, other than Class A Stock owned by Brookfield Asset Management and its affiliates. Our Company is required to reimburse Brookfield Asset Management for all amounts paid to the rights agent (i) pursuant to the rights agreement including, in respect of services rendered, out-of-pocket expenses, counsel fees and other disbursements incurred in the administration and execution of the agreement and the exercise and performance of the rights agent’s duties thereunder, and (ii) in respect of any indemnification provided to the rights agent pursuant to the rights agreement.

BPYU, BPY, the BPY General Partner and BP US REIT LLC (“BPUS”), entered into a joint governance agreement, dated August 28, 2018 (the “Joint Governance Agreement”), intended to facilitate the governance of BPYU and BPY following the acquisition of all of the shares of common stock of GGP that BPY and its affiliates did not already own through a series of transactions (the “BPY Transaction”). Pursuant to the Joint Governance Agreement, BPUS has the right to designate candidates to be nominated for election to each directorship subject to election at any meeting of BPYU stockholders and BPYU will include such nominees in its proxy statements without BPUS having to comply with the generally applicable provisions of the Company’s Bylaws regarding notice of stockholder nominations. The Joint Governance Agreement further provides that BPYU and the BPY General Partner will nominate an identical board of directors, except in limited circumstances. The nominees for the Board included in this Proxy Statement are also members of the board of directors of the BPY General Partner. Additionally, each of the BPY General Partner and BPYU have the right to expand its respective board of directors to add additional non overlapping independent members if it determines that the addition of non-overlapping board members is necessary to address or otherwise resolve a conflict of interest arising from its relationship with the other entity. Further, BPUS has the option, in its sole discretion, to cause each of the BPY General Partner and BPYU to expand the size of their respective boards, and to nominate one or more additional independent directors to fill the directorship created by such expansion.

Director Independence

A majority of the Board is independent. Of the ten directors currently serving on the Board, the Board affirmatively determined, based on the recommendation of the Governance and Nominating Committee, that Ms. Atkinson and Messrs. Carneiro da Cunha, DeNardo, Maroun, McGregor, Rodert and Warren are independent under the Nasdaq listing standards.

The Board reviewed director independence in February 2021. During this review, the Board considered transactions and relationships between each director nominee (including any member of his or her immediate family, if any) and the Company and its subsidiaries and affiliates. In making independence determinations, the Board considered each relationship not only from the standpoint of the director nominee, but also from the standpoint of persons and organizations with which the director nominee has a relationship. The purpose of this review is to determine whether any such relationship or transactions would interfere with the director’s or nominee’s independent judgment, and therefore be inconsistent with a determination that the director nominee is independent.

When assessing the independence of the directors designated by the BPY General Partner pursuant to the Joint Governance Agreement, the Board considered that they were nominated by significant stockholders of the Company but concluded that this did not impair their independence. As required by the Nasdaq listing standards, the Board considered whether the nominated directors themselves had a relationship with BPYU that would interfere with the director’s independent judgment in carrying out their duties as a director.

As a result of this review, the Board affirmatively determined that each of the current Board members, except Dr. Chang and Messrs. Clark and Blidner, is independent of the Company and its management under Nasdaq listing standards. Dr. Chang is not independent because he was appointed to the board of directors of the BPY General Partner as the representative of a large shareholder of BPY and Messrs. Clark and Blidner are not independent due to their employment with Brookfield Asset Management.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to BPYU for professional services rendered by its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”):

Year Ended December 31,	2020	2019
Audit Fees(1)	$3,007,000	$3,155,600
Audit Related Fees(2)	2,525,225	3,000,378
Tax Fees(3)	33,740	32,130
All Other Fees	—	—
Total	$5,565,965	$6,188,108

1.Audit fees consisted principally of the audits of the Company’s annual consolidated financial statements, internal control over financial reporting, reviews of the consolidated financial statements included in the Company’s Quarterly
Reports on Form 10‑Q, comfort letters, and reviews of other filings or registration statements under the Securities Act
of 1933,     as amended, and Securities Exchange Act of 1934, as amended (the “Exchange Act”).

2.Audit‑related fees consisted primarily of various audits of individual or portfolios of properties to comply with lender, joint venture partner or tenant requirements. The 2020 and 2019 fees exclude $0 and $256,600, respectively, related to consents provided for the 2019 and 2018 consolidated financial statements of the Company included in registration statements of BPY and its affiliates; all such fees were reimbursed by BPY.

3.Tax services consisted principally of services necessitated by the Company’s ongoing tax compliance requirements.

Audit Committee’s Pre‑Approval Policies and Procedures

We have adopted written policies that provide that the Audit Committee is to pre‑approve all audit services and permitted non‑audit services to be performed for us by our independent registered public accounting firm in accordance with applicable law. During the fiscal year ended December 31, 2020, all audit and non‑audit services provided to us by Deloitte were pre‑approved by the Audit Committee.

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

(b)    Exhibits.

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
2.1*	Agreement and Plan of Merger, dated as of March 26, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and the Predecessor.	8-K	2.1	3/27/2018	001-34948

2.2*	Amendment to Agreement and Plan of Merger, dated as of June 25, 2018, by and among Brookfield Property Partners L.P., Goldfinch Merger Sub Corp. and the Predecessor.	S-4/A	2.2	6/25/2018	333-224593

3.1	Fourth Amended and Restated Certificate of Incorporation of Brookfield Property REIT Inc.	8-K	3.1	6/25/2019	001-34948

3.2	Fifth Amended and Restated Bylaws of Brookfield Property REIT Inc.	8-A12B	3.2	8/27/2018	001-34948

4.1*	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among GGP Limited Partnership, the Predecessor and JSG, LLC.	10-K	4.13	2/27/2009	001-11656

4.2*	Redemption Rights Agreement dated December 11, 2003, by and among GGP Limited Partnership, the Predecessor and Everitt Enterprises, Inc.	10-K/A	4.14	4/30/2010	001-11656

4.3*	Redemption Rights Agreement dated March 5, 2004, by and among GGP Limited Partnership, the Predecessor and Koury Corporation.	10-K	4.15	2/27/2008	001-11656

4.4	Modified Redemption Rights Agreement, dated August 28, 2018, between Brookfield Property REIT Inc. and BPR OP, LP.	10-Q	4.1	5/10/2019	001-34948

4.5	Modified Redemption Rights Agreement, dated August 28, 2018, between Brookfield Property REIT Inc. and BPR OP, LP.	10-Q	4.2	5/10/2019	001-34948

4.6	Indenture, dated as of May 1, 2019, by and among Brookfield Property REIT Inc., BPR Nimbus LLC, BPR Cumulus LLC and GGSI Sellco, LLC, as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent.	8-K	4.1	5/2/2019	001-34948

4.7	Description of securities.	10-K	4.7	2/2/2020	001-34948

10.1	Sixth Amended and Restated Agreement of Limited Partnership of BPR OP, LP.	8-K	10.1	6/25/2019	001-34948

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.2*	Operating Agreement of GGP/Homart II L.L.C., dated November 10, 1999, between GGP Limited Partnership, NYSCRF, and GGP/Homart II L.L.C.	10-K	10.20	3/31/2006	001-11656

10.3*	Amendment to Operating Agreement of GGP/Homart II L.L.C., dated November 22, 2002.	10-K	10.21	3/31/2006	001-11656

10.4*	Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C., dated November 22, 2002.	10-K	10.22	3/31/2006	001-11656

10.5*	Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003.	10-K	10.23	3/31/2006	001-11656

10.6*	Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008.	10-K	10.25	2/27/2008	001-11656

10.7*	Second Amended and Restated Limited Liability Company Agreement of Ala Moana Holding, LLC, dated April 10, 2015.	10-Q	10.1	5/1/2015	001-34948

10.8#	Amended and Restated Brookfield Property REIT Inc. 2010 Equity Incentive Plan adopted August 28, 2018.	S-8	4.3	8/29/2018	333-227086

10.9*	Amended and Restated Loan Agreement, dated as of April 25, 2016, by and among certain subsidiaries of the Predecessor, each as the Borrowers, the Lenders party thereto, Wells Fargo Securities, LLC, in its capacity as Joint Lead Arranger and Bookrunner, and U.S. Bank National Association, in its capacity as Administrative Agent, Joint Lead Arranger, and Bookrunner.	8-K	99.1	4/29/2016	001-34948

10.10	Master Services Agreement, dated as of August 27, 2018, by and among Brookfield Asset Management Inc., Brookfield Property REIT Inc., BPR OP, LP, Brookfield Global Property Advisor Limited, Brookfield Property Group LLC and Brookfield Asset Management Private Institutional Capital Adviser US, LLC.	8-K	10.3	8/28/2018	001-34948

10.11	Joint Governance Agreement, dated as of August 28, 2018, by and among Brookfield Property REIT Inc., Brookfield Property Partners LP, Brookfield Property Partners Limited and BP US REIT LLC.	8-K	10.5	8/28/2018	001-34948

10.12
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
10.13
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
_______________________________________________________________________________
*    Incorporated by reference to filings by GGP Inc. (formerly GGP, Inc. and General Growth Properties, Inc. and referred to as the "Predecessor")

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

Brookfield Property REIT Inc.

/s/ MICHELLE CAMPBELL
Michelle Campbell
Secretary	February 26, 2021

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

Signature	Title	Date

/s/ BRIAN W. KINGSTON	Chief Executive Officer*	February 26, 2021
Brian W. Kingston	Brookfield Property Group LLC

/s/ BRYAN K. DAVIS	Chief Financial Officer*	February 26, 2021
Bryan K. Davis	Brookfield Property Group LLC

/s/ CAROLINE ATKINSON	Director	February 26, 2021
Caroline Atkinson

/s/ JEFFREY M. BLIDNER	Director	February 26, 2021
Jeffrey M. Blidner

/s/ SOON YOUNG CHANG	Director	February 26, 2021
Soon Young Chang

/s/ OMAR CARNEIRO DA CUNHA	Director	February 26, 2021
Omar Carneiro da Cunha

/s/ STEPHEN DENARDO	Director	February 26, 2021
Stephen DeNardo

/s/ LOUIS JOSEPH MAROUN	Director	February 26, 2021
Louis Joseph Maroun

/s/ LARS RODERT	Director	February 26, 2021
Lars Rodert

/s/ MICHAEL J. WARREN	Director	February 26, 2021
Michael J. Warren
*     Messrs. Kingston and Davis perform the functions of chief executive officer and chief financial officer, respectively, for Brookfield Property REIT Inc. (the "Company") pursuant to a Master Services Agreement dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brookfield Property REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield Property REIT Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Investment in Real Estate - Impairment - Refer to Notes 2, 3, and 4 to the financial statements

Critical Audit Matter Description

The Company’s investments in real estate assets are evaluated for potential impairment periodically or when events or changes in circumstances indicate that the carrying amount of a consolidated property may not be recoverable, or an investment in an unconsolidated real estate affiliate may be other than temporarily impaired. The Company’s evaluation of the recoverability of consolidated properties involves the comparison of undiscounted future cash flows expected to be generated by each property over the Company’s expected remaining holding period to the respective carrying amount. The Company’s evaluation of whether an investment in an unconsolidated real estate affiliate has incurred a loss in value that is other than temporary includes an assessment of the expected return generated from the property or properties held within the investment, and the Company’s intent and ability to retain the investment for a period of time to allow for full recovery. The Company’s undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future real estate property net operating income, future required capital expenditures, capitalization rates, expected return on unconsolidated real estate affiliates, and the probability of obtaining concessions from creditors at properties for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted future cash flows analysis and the assessment of expected remaining holding period included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of investments in real estate, including those over future real estate property net operating income, future required capital expenditures, capitalization rates, expected returns on unconsolidated real estate affiliates, and the probability of obtaining concessions from creditors at properties for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments.
•Evaluated the reasonableness of expected remaining holding periods used in the Company’s undiscounted future cash flows analysis, including evaluation of the probability of obtaining concessions from creditors at properties for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments, as well as consideration of potential sales of properties.
•Evaluated the reasonableness of the Company’s expected returns on unconsolidated real estate.
•Evaluated the source information and assumptions used by management, and tested the mathematical accuracy of, the undiscounted future cash flows analysis.
•Compared management’s real estate property net operating income projections to the Company’s historical results, contemplating the impact of rent concessions, as well as compared projections to external market sources for reasonableness, with the assistance of our fair value specialists.
•Compared management’s capitalization rate assumptions to external market sources for reasonableness.

Collectability and Evaluation of Accounts Receivable and Straight-Line Rent Receivables - Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The recent global COVID-19 pandemic has impacted the Company’s ability to collect rental income on a timely basis. As a result, the Company has worked with their tenants regarding requests for lease concessions and other forms of assistance, and may grant further rent concessions, such as the deferral or abatement of lease payments, on a case-by-case basis. The Company is required to evaluate whether it is probable of collecting substantially all of the remaining lease payments. For leases where collectability of substantially all of the lease payments is not probable, the Company records a current-period adjustment to rental income to the amount of cash collected from the lessee, effectively reducing cumulative income recognized since lease commencement from an accrual basis to cash basis. For leases where collectability of substantially all the lease payments is probable, the Company records an allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible. Such estimates are based on the Company’s previous recovery experience and expectations of future lease concessions. Lease concessions are generally considered a lease modification and thus are recognized prospectively over the remaining lease term. However, the Company does include its estimate of potential lease concessions when establishing its general reserve, based on its best estimates of total lease concessions expected, recognizing the portion of the total concession that is deemed attributable to the current period through consideration of weighted average remaining lease terms. These write off amounts impact both receivables, trade and straight-line rent receivables, which are both included within Accounts receivable, net on the consolidated balance sheet. The Accounts receivable, net balance was $525.0 million as of December 31, 2020.

We identified the collectability and evaluation of accounts receivable and straight-line rent receivables as a critical audit matter because it requires a high degree of auditor judgment and an increased extent of effort in evaluating the probability of collecting substantially all of the remaining lease payments and estimating the timing, frequency, and significance of potential lease concessions for the Company’s general reserve.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the collectability of accounts receivable include the following among others:

•We tested the effectiveness of controls over management’s assessment of the probability of collecting substantially all of the remaining lease payments and estimating the timing, frequency, and significance of potential lease concessions for its general reserve.
•We evaluated the reasonableness of management’s assessment of the probability of collecting substantially all of the remaining lease payments, including consideration of collections after the balance sheet date, and estimating the timing, frequency, and significance of potential lease concessions for its general reserves, as well as evaluated the completeness and accuracy of management’s analysis.
•We inquired of Company personnel, including those from the accounts receivable collections department, leasing department, legal department, and financial reporting to evaluate whether management’s estimates of the timing, frequency, and significance of potential lease concessions were reasonable based on consideration of the most recent tenant correspondence, payment history, and status of lease modification negotiations including rent deferrals or abatements. We inspected tenant records and executed lease modification agreements to corroborate our inquiries.
•We performed accounts receivable confirmation testing including confirming the terms of recent lease amendments with tenants.
•We evaluated whether Account Receivables, Net was appropriately reduced for those tenants which have declared bankruptcy or ceased business operations.
•We evaluated the completeness and accuracy of disclosures related to the collectability of Accounts Receivable, Net.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2021

We have served as the Company's auditor since 2001.

Brookfield Property REIT Inc.
(Dollars in thousands, except per share amounts)
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets:
Investment in real estate:
Land	$3,620,513	$3,659,595
Buildings and equipment	13,968,906	14,020,589
Less accumulated depreciation	(2,967,879)	(2,569,911)
Construction in progress	256,510	160,443
Net property and equipment	14,878,050	15,270,716
Investment in Unconsolidated Real Estate Affiliates	4,342,995	4,634,292
Net investment in real estate	19,221,045	19,905,008
Cash and cash equivalents	204,541	197,829
Accounts receivable, net	524,982	234,928
Notes receivable	45,553	76,310
Deferred expenses, net	158,633	188,591
Prepaid expenses and other assets	827,746	745,060
Deferred tax assets, net	655,060	625,660
Assets held for disposition	242,404	—
Total assets	$21,879,964	$21,973,386
Liabilities:
Mortgages, notes and loans payable	$16,114,586	$15,902,894
Investment in Unconsolidated Real Estate Affiliates	151,095	125,565
Accounts payable and accrued expenses	993,617	1,027,130
Dividend payable	903	21
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	263,141	—
Total liabilities	17,729,542	17,261,810
Redeemable equity interests	839,143	1,354,234
Redeemable noncontrolling interests	60,826	62,235
Total redeemable interests	899,969	1,416,469
Commitments and Contingencies (Note 18)	—	—
Equity:
Class B Stock & Series B Preferred Stock (collectively, "Combined Class B Stock"): 5,907,500,000 shares authorized, $0.01 par value, 526,042,279 issued and outstanding as of December 31, 2020, 493,665,297 issued and outstanding as of December 31, 2019	5,261	4,937
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of December 31, 2020 and December 31, 2019	6,401	6,401
Preferred Stock: 500,000,000 shares authorized, $.01 par value, 10,000,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	242,042	242,042
Additional paid-in capital	7,363,064	6,670,844
Accumulated deficit	(5,674,064)	(5,076,455)
Accumulated other comprehensive loss	(99,418)	(85,402)
Total stockholders' equity	1,843,286	1,762,367
Noncontrolling interests in Consolidated Real Estate Affiliates	13,444	26,210
Noncontrolling interests of the Operating Partnership	1,393,723	1,506,530
Total equity	3,250,453	3,295,107
Total liabilities, redeemable interests and equity	$21,879,964	$21,973,386
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental revenues, net	$1,355,880	$1,337,684	$1,867,980
Management fees and other corporate revenues	125,107	166,505	125,776
Other	48,558	59,779	70,278
Total revenues	1,529,545	1,563,968	2,064,034
Operating Expenses:
Real estate taxes	192,726	171,072	221,175
Property maintenance costs	31,728	32,032	41,637
Marketing	6,713	5,945	7,787
Other property operating costs	185,524	179,278	253,210
Provision for doubtful accounts	—	—	12,102
Property management and other costs	231,047	229,150	172,554
General and administrative	24,487	22,452	46,441
Costs related to the BPY Transaction	—	9,179	202,523
Provision for impairment	133,671	223,142	45,866
Depreciation and amortization	641,592	501,636	633,063
Total operating expenses	1,447,488	1,373,886	1,636,358
Interest and dividend income	8,138	25,792	33,710
Interest expense	(693,656)	(678,460)	(576,700)
(Loss) gain from changes in control of investment properties and other, net	(15,433)	720,706	3,097,196
Gain (loss) on extinguishment of debt	14,320	(27,542)	13,983
(Loss) income before income taxes, equity in (loss) income of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	(604,574)	230,578	2,995,865
Benefit from (provision for) income taxes	35,367	(9,683)	594,186
Equity in (loss) income of Unconsolidated Real Estate Affiliates	(180,577)	19,586	86,552
Unconsolidated Real Estate Affiliates - (loss) gain on investment, net	(51,800)	240,430	487,166
Net (loss) income	(801,584)	480,911	4,163,769
Allocation to noncontrolling interests	90,123	(48,031)	(73,228)
Net (loss) income attributable to Brookfield Property REIT Inc.	(711,461)	432,880	4,090,541
Class A Stock Earnings Per Share (August 28, 2018 through December 31, 2020) (See Note 10)
Basic & Diluted Earnings Per Share	$1.33	$1.32	$0.63
Common Stock Earnings Per Share (Through August 27, 2018) (See Note 10)
Basic			$4.16
Diluted			$4.15
Comprehensive (Loss) Income, Net:
Net (loss) income	$(801,584)	$480,911	$4,163,769
Other comprehensive income (loss):
Foreign currency translation	(15,432)	(2,608)	(10,725)
Net unrealized gain (loss) on other financial instruments	37	(141)	16
Other comprehensive loss	(15,395)	(2,749)	(10,709)
Comprehensive (loss) income	(816,979)	478,162	4,153,060
Comprehensive loss (income) allocated to noncontrolling interests	91,502	(48,031)	(73,267)
Comprehensive (loss) income attributable to Brookfield Property REIT Inc.	(725,477)	430,131	4,079,793
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2018	$10,130	$—	$—	$242,042	$11,845,532	$(2,107,498)	$(71,906)	$(1,122,640)	$104,748	$8,900,408	$—

Cumulative effect of accounting change						(16,864)				(16,864)
Net income						4,001,959			36,789	4,038,748	88,582
Distributions to noncontrolling interests in consolidated Real Estate Affiliates									(15,023)	(15,023)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates					3,808				(25,429)	(21,621)
Contributions received from noncontrolling interest in consolidated Real Estate Affiliates									894	894
Long Term Incentive Plan Common Unit grants, net (238,655 LTIP Units)									17,858	17,858
Restricted stock grants, net (1,000,143 Common Shares and 68,675 Class A Stock)	10				11,141					11,151	4,781
Employee stock purchase program (80,522 common shares)					1,797					1,797
Stock option exercise (288,715 common shares)	3				4,972					4,975
Cash dividends reinvested (DRIP) in stock (11,239 common shares)					245	(245)				—
Other comprehensive loss							(10,747)			(10,747)
Adjust Mezzanine Equity to Fair Value					40,294					40,294
OP Unit Conversion to Common Stock (4,098,105 common shares)	41				87,149					87,190
Preferred stock dividend						(15,936)				(15,936)
Dividends on Common Stock						(421,446)				(421,446)
Special Pre-Closing Dividend						(9,152,446)			(36,436)	(9,188,882)
BPR Equity Recapitalization (See Note 1)	(10,184)	4,074			(7,428,697)	2,903,347		1,122,640	(662)	(3,409,482)	3,402,365
Cash Contribution from BPY			6,401		193,599					200,000
Class A Conversion to Class B (47,390,895 Class B shares)		473			1,012,984	87,794				1,101,251	(1,101,251)
Acquisition of Noncontrolling Interest by Institutional Investor									1,470,857	1,470,857
Class A Dividend										—	(88,582)

Balance at December 31, 2018	$—	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$—	$1,553,596	$2,775,422	$2,305,895

	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2019	$4,547	$6,401	$242,042	$5,772,824	$(4,721,335)	$(82,653)	$1,553,596	$2,775,422	$2,305,895

Net Income					324,255		42,279	366,534	108,625
Distributions to noncontrolling interests in consolidated Real Estate Affiliates							(99,331)	(99,331)
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							5,237	5,237
Contributions received from noncontrolling interest in consolidated Real Estate Affiliates							31,688	31,688
Long Term Incentive Plan & Stock Option Expense					877			877
Restricted stock grants, net of forfeitures (604,202 Class A Stock)								—	9,190
Preferred stock dividend ($1.5936 per share)					(15,937)			(15,937)
Other comprehensive loss						(2,749)		(2,749)
Dividends on Combined Class B Stock (Refer to Note 9)					(681,567)			(681,567)
Class A Conversion to Class B-1 (40,030,429 Class A Shares converted to 35,704,228 Class B-1 Shares)	358			763,356	76,927			840,641	(840,641)
Dividends on Class A ($1.32 per share)								—	(108,625)
Buyback of Class A Stock					5,283			5,283	(120,210)
Buyback of Class B-1 Stock	(105)			(158,517)	(65,902)			(224,524)
Series K Preferred Unit redemption					944		(729)	215
Class B-1 Equity Issuance	137			293,181				293,318

Balance at December 31, 2019	$4,937	$6,401	$242,042	$6,670,844	$(5,076,455)	$(85,402)	$1,532,740	$3,295,107	$1,354,234

	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for share amounts)
Balance at January 1, 2020	$4,937	$6,401	$242,042	$6,670,844	$(5,076,455)	$(85,402)	$1,532,740	$3,295,107	$1,354,234

Net income					(779,834)		(93,739)	(873,573)	68,373
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(481)	(481)
Long Term Incentive Plan & Stock Option Expense				—	76			76
Restricted stock grants, net of forfeitures (733,369 Class A Stock)								—	9,401
Preferred stock dividend ($1.5938 per share)					(15,938)			(15,938)
Other comprehensive loss						(14,016)	(1,379)	(15,395)
Class A Conversion to Class B-1 (11,579,807 Class A Shares converted to 7,496,429 Class B-1 Shares)	75			160,274	82,827			243,176	(243,176)
Dividends on Class A ($1.33 per share)								—	(68,373)
Buyback of Class A Stock					112,894			112,894	(281,316)
Series K Preferred Unit redemption					2,366		(29,974)	(27,608)
Class B-1 Equity Issuance	249			531,946				532,195

Balance at December 31, 2020	$5,261	$6,401	$242,042	$7,363,064	$(5,674,064)	$(99,418)	$1,407,167	$3,250,453	$839,143
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash Flows (used in) provided by Operating Activities:
Net (loss) income	$(801,584)	$480,911	$4,163,769
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in loss (income) of Unconsolidated Real Estate Affiliates	180,577	(19,586)	(86,552)
Distributions received from Unconsolidated Real Estate Affiliates	30,228	127,121	117,167
Provision for doubtful accounts	62,395	10,733	12,102
Depreciation and amortization	641,592	501,636	633,063
Amortization/write-off of deferred finance costs	34,881	29,409	19,294
Accretion/write-off of debt market rate adjustments	(1,506)	(1,684)	(1,585)
Amortization of intangibles other than in-place leases	(9,040)	(15,798)	16,061
Amortization of right-of-use assets	10,060	5,282	—
Straight-line rent amortization	(41,885)	(8,488)	2,425
Deferred income taxes	(29,400)	(7,420)	(600,643)
Unconsolidated Real Estate Affiliates— loss (gain) on investment, net	51,800	(240,430)	(487,166)
Losses (gain) from changes in control of investment properties and other, net	15,433	(720,706)	(3,097,196)
Loss (gain) on extinguishment of debt	(14,320)	27,542	(13,983)
Provisions for impairment	133,671	223,142	45,866
Net changes:
Accounts and notes receivable, net	(310,363)	34,790	(40,790)
Prepaid expenses and other assets	(38,365)	5,433	(34,829)
Deferred expenses, net	(3,392)	(15,279)	(44,746)
Accounts payable and accrued expenses	84,939	1,317	(59,352)
Other, net	(4,151)	10,204	41,644
Net cash (used in) provided by operating activities	(8,430)	428,129	584,549
Cash Flows (used in) provided by Investing Activities:
Acquisition of real estate and property additions	—	(877,059)	(63,700)
Development of real estate and property improvements	(272,782)	(514,287)	(674,485)
Purchase of US Treasury securities in connection with defeasance of mortgage note payable	—	(168,777)	—
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	72,731	363,168	410,578
Loans to joint venture and joint venture partners	(2,168)	(95,815)	(12,393)
Loans to affiliates	—	(330,000)	—
Proceeds from repayment of loans from affiliates	—	330,000	—
Proceeds from repayment of loans to joint venture and joint venture partners	2,379	18,020	204,867
Proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	88,377	185,167	3,050,301
Contributions to Unconsolidated Real Estate Affiliates	(141,369)	(239,375)	(218,038)
Net cash (used in) provided by investing activities	(252,832)	(1,328,958)	2,697,130
Cash Flows provided by (used in) Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable	906,395	6,420,326	7,031,647
Principal payments on mortgages, notes and loans payable	(821,971)	(4,527,272)	(1,774,657)
Payment of deferred finance costs	(8,661)	(42,146)	(112,626)
Buyback of Class A Stock	(168,422)	(114,927)	—
Buyback of Combined Class B Stock	—	(224,524)	—
Issuances of Class B Stock	532,195	293,318	—
Issuances of Class C Stock	—	—	200,000
Series K preferred unit redemptions	(29,018)	(14,783)	—
Stock Issuance Costs	—	—	(6,524)
Cash contributions from noncontrolling interests in consolidated real estate affiliates	31,688	—	1,471,750
Cash distributions paid to stockholders	(68,373)	(790,192)	(9,873,248)
Cash distributions to noncontrolling interests in consolidated real estate affiliates	—	(99,331)	(15,023)
Cash distributions reinvested (DRIP) in common stock	—	—	357
Cash distributions paid to preferred stockholders	(15,938)	(15,938)	(19,920)
Cash distributions and redemptions paid to holders of common units	(3,535)	(6,883)	(107,050)
Other, net	—	—	(9,631)
Net cash provided by (used in) financing activities	354,360	877,648	(3,214,925)
Net change in cash, cash equivalents and restricted cash	93,098	(23,181)	66,754
Cash, cash equivalents and restricted cash at beginning of year	275,512	298,693	231,939
Cash, cash equivalents and restricted cash at end of year	$368,610	$275,512	$298,693

Brookfield Property REIT Inc.
(Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2020	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid	$644,802	$659,484	$595,435
Interest capitalized	7,640	14,730	20,840
Income taxes paid	7,716	8,743	3,015
Accrued capital expenditures included in accounts payable and accrued expenses	272,080	301,096	267,102
Cash paid for amounts included in the measurement of lease liabilities	9,263	8,636	—
Recognition of right-of-use assets	—	73,633	—
Lease liabilities arising from obtaining right-of-use lease asset	—	73,633	—
Straight-line ground rent assets reclassed to right-of-use lease asset	—	53,779	—
Straight-line ground rent liability reclassed to right-of-use lease asset	—	3,817	—
Straight-line office rent liability reclassed to right-of-use lease asset	—	3,599	—
Non-cash transfer of legal rights for Coronado Mall (Refer to Note 3)	—	53,109	—
Non-cash satisfaction of notes receivable from joint venture partner (Refer to Note 3)	—	250,000	—
Non-cash transfer of legal rights for Pembroke Lakes Mall (Refer to Note 3)	—	33,849	—
Non-cash consideration of the ownership interest in Bridgewater Commons (Refer to Note 3)	—	161,885	—
Non-cash US treasury securities transferred in connection with the defeasance of mortgage note payable and defeasance of mortgage note payable (Refer to Note 3)	—	168,777	—
Non-cash contribution from noncontrolling interest	—	31,687	—
Non-cash transfer of legal rights for Mall in Columbia (Refer to Note 3)	45,500	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1     ORGANIZATION

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

On August 27, 2018, pursuant to the Merger Agreement, the Pre-Closing Dividend and consideration was paid to all holders of record of GGP common stock (not including holders of GGP restricted stock, but including certain holders of GGP options who were deemed stockholders) on July 27, 2018 following the Class B Exchange. The Pre-Closing Dividend and consideration provided for the distribution of up to $23.50 in cash or a choice of either one BPY limited partnership unit ("BPY unit") or one share of newly authorized Class A Stock of BPYU, par value $0.01 per share ("Class A Stock"), subject to proration in each case, based on an aggregate cash consideration amount of $9.25 billion.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
BPYU is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. Although the BPY Transaction resulted in a change of control of the Company, BPYU remains a reporting entity. Accordingly, the Company accounted for the BPY Transaction as an equity recapitalization transaction. The BPY Transaction resulted in the consummation of a series of recapitalization and financing transactions (see Note 6) and joint venture asset sales (see Note 3).

In these notes, the terms "we", "us" and "our" refer to BPYU and its subsidiaries. BPYU, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of December 31, 2020, we are the owner, either entirely or with joint venture partners, of 121 retail properties.

Substantially all of our business is conducted through BPROP, which we sometimes refer to herein as the Operating Partnership and its subsidiaries. As of December 31, 2020, BPYU held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

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

On January 4, 2021, Brookfield Asset Management Inc. ("Brookfield Asset Management" or "BAM") announced a proposal to BPY to acquire all of the limited partnership units of BPY that it does not already own ("BPY units") at a value of $16.50 per BPY unit, or $5.9 billion in total value (the "BAM Proposal"). Under the BAM Proposal, BPY unitholders would have the ability to elect to receive, per BPY unit, a combination of (i) 0.40 BAM Class A limited voting shares ("Brookfield Shares"), (ii) $16.50 in cash, and/or (iii) 0.66 of BPY preferred units with a liquidation preference of $25.00 per unit ("New Preferred Units"), subject in each case to pro-ration based on a maximum of $59.5 million Brookfield Shares (42% of the total value of BPY Units), maximum cash consideration of $2.95 billion (50% of the total value of BPY Units), and a maximum value of $500 million in New Preferred Units (8% of the total value of the Units. If unitholders collectively elect to receive in excess of $500 million in New Preferred Units, the amount of New Preferred Units can increase to a maximum of $1 billion, offset against the maximum amount of Brookfield Shares. The maximum amount of cash consideration would not be affected.

Under the BAM Proposal, holders of Class A stock would be entitled to receive the same per share consideration as BPY unitholders upon exchange of their shares into BPY units. It is also expected that the BPYU 6.375% Series A Cumulative Redeemable Preferred Stock would be redeemed at its par value of $25.00 per share in connection with the proposed transaction. The board of directors of the BPY General Partner has established a special committee to evaluate and respond to the BAM Proposal.

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

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our Consolidated Balance Sheets.

	Gross Asset	Accumulated Amortization	Net Carrying Amount
As of December 31, 2020
Tenant leases:
In-place value	$302,296	$(107,210)	$195,086
As of December 31, 2019
Tenant leases:
In-place value	$311,838	$(72,658)	$239,180

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Year Ended December 31,
	2020	2019	2018
Amortization/accretion effect on continuing operations	$(76,029)	$(14,101)	$(48,655)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15 is estimated to decrease results from continuing operations as follows:

Year	Amount
2021	$41,692
2022	31,333
2023	23,933
2024	19,798
2025	17,225

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

Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. Except for Retained Debt (as described in Note 5), differences between the carrying amount of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of our Unconsolidated Real Estate Affiliates are typically amortized over lives ranging from 5 - 45 years. When cumulative distributions exceed our investment in the joint venture, the investment is reported as a liability in our consolidated financial statements. The liability is limited to our maximum potential obligation to fund contractual obligations, including recourse related to certain debt obligations.

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

The combined summarized financial information of unconsolidated joint ventures is disclosed in Note 5.

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

	2020	2019	2018
Balance as of January 1,	$27,825	$19,657	$19,457
Provision for doubtful accounts (1)	71,083	15,728	14,309
Write-offs	(28,880)	(7,560)	(14,109)
Balance as of December 31,	$70,028	$27,825	$19,657
_______________________________________________________________________________
(1)    Excludes recoveries of $1.6 million, $4.7 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Leases (Note 7)
We have entered into lease arrangements for the land and buildings at certain properties, as well as for the use of office space in Chicago, Illinois. We account for leases under ASC 842, Leases ("the new leasing standard"). We elected to use the "package of

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
practical expedients", as discussed below, which allowed us not to reassess under the new leasing standard prior conclusions about lease identification, lease classification, and initial direct costs. We elected to recast prior-period comparative information presented in our Consolidated Statements of Operations and Comprehensive Income (Loss) related to rental revenues.

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

In addition to the "package of practical expedients", we elected to use the following additional practical expedients permitted by the new leasing standard:
•The transition practical expedient that allows us to carry forward our historical accounting treatment for land easements on existing agreements.
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
•The Company did not elect to apply the practical expedients related to hindsight or assessing impairment of ROU assets.

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

Lessor arrangements
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of December 31, 2020 and 2019, we do not have any material sales-type or direct financing leases.
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

Recognizing rental and related income on a straight-line basis results in a difference in the timing of revenue recognition from what is contractually due from tenants. Straight-line rents are recorded in accounts receivable, net in our Consolidated Balance Sheet. The Company is required to evaluate whether it is probable of collecting substantially all of the remaining lease payments. While we believe our leases generally contain provisions designed to ensure the creditworthiness of the tenant, companies in the retail industry, including some of our tenants, have declared bankruptcy, or from time to time, have voluntarily ceased their operations, downsized their brick and mortar presence or failed to comply with their contractual obligations to us and to others. While many of these tenants intend to exit the Chapter 11 bankruptcy process and resume

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
operations, the outcomes of such proceedings are uncertain. We do evaluate the potential of bankruptcy and associated store closures when assessing whether the Company is probable of collecting substantially all of the remaining lease payments.

For leases where collectability of substantially all of the lease payments is probable, we establish a general allowance for doubtful accounts against the portion of accounts receivable, net, including straight-line rents, which is estimated to be uncollectible due to credit-related losses based on our previous recovery experience. Lease concessions are generally considered a lease modification and thus are recognized prospectively over the remaining lease term when they become legally enforceable. However, the Company does include its estimate of potential lease concessions when establishing its general allowance, based on its best estimates of total lease concessions, recognizing the portion of the total concession that is deemed attributable to the current period through consideration of weighted average remaining lease terms. Changes in the general allowance are recognized in rental income on our Consolidated Statements of Operations and Comprehensive Income (Loss).

For leases where we determine that collectability of substantially all the remaining lease payments is not probable, the Company recognizes a current-period adjustment to rental income to the amount of cash collected from the lessee, effectively reducing cumulative income recognized since lease commencement from an accrual basis to cash basis. In addition, future revenue recognition is limited to amounts paid by the lessee. We will generally return to an accrual basis of accounting, if and when, all delinquent payments become current under the terms of the lease agreement and collectability of substantially all the remaining contractual lease payments is probable.

With respect to our consolidated properties, for the years ended December 31, 2020 and 2019, we have recorded $42.3 million and $8.2 million, respectively, associated with potentially uncollectible revenues, which includes $5.3 million and $0.1 million, respectively, for straight-line rent receivables. With respect to our Unconsolidated Real Estate Affiliates, for the years ended December 31, 2020 and 2019, our Unconsolidated Real Estate Affiliates have recorded $68.7 million and $11.3 million. respectively, associated with potentially uncollectible revenues, which includes $8.6 million and $0.2 million, respectively, for straight-line rent receivables. Of these amounts for the years ended December 31, 2020 and 2019, our share totaled $33.8 million and $6.0 million, respectively, which includes $4.2 million and $0.1 million, respectively, for straight-line rent receivables.

As of December 31, 2020, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, has collected approximately 75% of rents for the year then ended, and collections continue to increase subsequent to year end. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance. The Company continues to make meaningful progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company’s tenants requesting rental assistance, whether in the form of deferral or rent reduction. As of December 31, 2020, in response to the COVID-19 pandemic, the Company granted rent deferrals and rent abatements of 4% and 5% of 2020 rents, respectively. The rent abatements granted were considered lease modifications and will be recognized prospectively over the remaining lease terms from the period of the rent that was abated. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

Rental revenues also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as accretion related to above-market and below-market tenant leases on acquired properties and properties that were recorded at fair value upon acquisition.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
The following is a summary of amortization of straight-line rent, net amortization/accretion related to above-market and below-market tenant leases and termination income, which is included in rental revenues:

	Year Ended December 31,
	2020	2019	2018
Amortization of straight-line rent	$41,885	$8,488	$(2,425)
Net amortization/accretion of above and below-market tenant leases	15,352	22,037	(3,259)
Lease termination income	8,123	13,235	31,297

The following is a summary of straight-line rent receivables, which are included in accounts receivable, net in our Consolidated Balance Sheets and are reduced for allowances and amounts doubtful of collection:

	December 31, 2020	December 31, 2019
Straight-line rent receivables, net	$182,228	$142,791

Deferred expenses

The new leasing standard defines initial direct costs as incremental costs of a lease that would not have been incurred if the lease had not been obtained. These initial direct costs (consisting primarily of leasing commissions paid to third parties) are recognized as deferred expenses on our Consolidated Balance Sheets and are amortized using the straight-line method over the life of the leases. Other leasing costs which do not meet the definition of initial direct costs (consisting primarily of internal legal and leasing overhead costs) are expensed as incurred and included in property management and other costs in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following table summarizes the management fees from affiliates and our share of the management fee expense:

	Year Ended December 31,
	2020	2019	2018
Management fees from affiliates	$125,482	$164,096	$125,555
Management fee expense	(36,100)	(48,595)	(46,953)
Net management fees from affiliates	$89,382	$115,501	$78,602

Based upon the new revenue recognition guidance adopted on January 1, 2018, we determined that typical management fees including property and asset management, construction and development management services, leasing services, property acquisition and disposition services and financing services, needed to be evaluated for each separate performance obligation included in the contract in order to determine timing of revenue recognition. Revenues from contracts within the scope of the new revenue recognition guidance were $120.5 million, $157.4 million and $122.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management services, we are compensated for our services through a monthly management fee earned based on a specified percentage of the monthly rental income or rental receipts generated from the property under management. For construction and development services, we are compensated for planning, administering and monitoring the design and construction of projects at our joint venture properties typically based on

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
a percentage of project costs, hourly rate of development staff or a fixed fee. Revenues from such contracts were $101.1 million, $126.9 million and $104.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are recognized over the life of the applicable contract.

Conversely, leasing services, property acquisition and disposition services and financing services are each considered to be a single performance obligation, satisfied as of a point in time. Our fee is paid upon the occurrence of certain contractual event(s) that may be contingent and pattern of revenue recognition may differ from the timing of payment. For these services, the obligation is the execution of the lease, closing of the sale or acquisition, or closing of the financing or refinancing. As such, revenues are recognized at the point in time when the respective obligation has been satisfied. Revenues from such contracts were $19.3 million, $30.5 million and $17.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Management Fee Expense

Following the BPY Transaction, certain BAM owned entities provide certain management and administration services to BPYU. BPYU and its affiliates pay a management fee based on market capitalization and metrics defined by management. For the first twelve months following closing of the BPY Transaction, BAM agreed to waive management fees payable by BPYU. For the period from August 29, 2019 through December 31, 2019, the Company accrued base management fees of $2.1 million due to BAM; which are included in accounts payable and accrued expenses on the Consolidated Balance Sheets and in property management and other costs on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019. For the year ended December 31, 2020, the Company accrued base management fees of $16.5 million due to BAM; which are included in the accounts payable and accrued expenses on the Consolidated Balance Sheets and in property management and other costs on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.

Following the BPY Transaction, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the year ended December 31, 2020 and 2019.

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

If an indicator of potential impairment exists, the property is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows expected to be generated by each property over the Company's expected remaining holding period to the respective carrying amount. Although the carrying amount may exceed the estimated fair value of certain properties, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows over the Company's expected remaining holding period. To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the property over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset group. The adjusted carrying amount, which represents the new cost basis of the property, is depreciated over the remaining useful life of the property.

Although we may market a property for sale, there can be no assurance that the transaction will be complete until the sale is finalized. However, GAAP requires us to utilize the Company's expected holding period of our properties when assessing recoverability. When estimating the expected holding period of our properties, the Company estimates the probability of obtaining concessions from creditors at properties for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments. If we cannot recover the carrying value of these properties within the planned holding period, we will estimate the fair values of the assets and record impairment charges for properties when the estimated fair value is less than their carrying value.

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

During the year ended December 31, 2020, we recorded a $133.7 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss), $71.5 million of which related to a reduction in the probability-weighted holding period at one of the operating properties, where the Company is currently engaging in negotiations with the creditor to obtain potential lender concessions or other relief and $62.2 million of which related to one operating property as a result of a significant decrease in market leasing assumptions.

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

During the year ended December 31, 2018, we recorded a $45.9 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) related to one operating property that had non-recourse debt maturing during 2019 that exceeded the fair value of the operating property. The property was conveyed to the lender in full satisfaction of the debt on November 1, 2018.

A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of December 31, 2020 was based on the most current information available to the Company. Impairment charges could be taken in the future if economic conditions change or if the plans regarding our assets change. Therefore, we can provide no assurance

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
that material impairment charges with respect to our assets, including operating properties, construction in progress and investments in Unconsolidated Real Estate Affiliates, will not occur in future periods. We will continue to monitor circumstances and events in future periods to determine whether impairments are warranted. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future.

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

During the year ended December 31, 2020, we recorded a $130.5 million impairment charge in our Unconsolidated Real Estate Affiliates related to four operating properties, which is related to a reduction in the probability-weighted holding period at the operating properties. In addition, as of December 31, 2020, the Company committed to a plan to sell its interest in a foreign Unconsolidated Real Estate Affiliate, requiring the Company to include the Accumulated other comprehensive loss in the carrying amount of the investment when assessing impairment. The carrying value of the investment plus the Accumulated other comprehensive loss exceeds the expected sales price of the investment, resulting in an impairment recognized of $57.8 million in Unconsolidated Real Estate Affiliates – gain (loss) on investment, net.

No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the years ended December 31, 2019 and 2018.

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

No impairments related to our notes receivable were recognized for the years ended December 31, 2020, 2019 and 2018.

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

The accounting principles for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
•Level 1 - defined as observable inputs such as quoted prices for identical assets or liabilities in active markets;
•Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The impairment section above includes a discussion of all impairments recognized during the years ended December 31, 2020, 2019 and 2018, which were based on Level 2 and Level 3 inputs. Note 4 includes a discussion of properties measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs and the fair value of debt, which is estimated on a recurring basis using Level 2 and Level 3 inputs. Note 3 discusses certain asset acquisition transactions that required fair value measurements related to equity method investments and acquired interests that were valued on a non-recurring basis using Level 3 inputs. Note 9 includes a discussion of certain redeemable noncontrolling interests that are measured at fair value using Level 1 inputs.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $1,015.0 million and $715.0 million outstanding under our credit facility as of December 31, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments, which changes the model for the measurement of credit losses on financial instruments. Specifically, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. The Company adopted this standard on January 1, 2020 which did not materially impact its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This temporary guidance is effective as of March 12, 2020 through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). The Company has not adopted any of the optional expedients or exceptions as of December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic ("COVID-19" or "the global economic shutdown" or "the shutdown"), lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the global economic shutdown. Under existing lease guidance, economic relief that is agreed to or negotiated outside of the original lease agreement is typically considered a lease modification, in which case both the lessee and lessor would be required to apply the respective modification frameworks. However, if the lessee was entitled to the economic relief because of either contractual or legal rights, the relief would be accounted for outside of the modification framework. Although the original lease modification guidance in ASC 842, Leases remain appropriate to address routine lease modifications, the Lease Modification Q&A established a different framework to account for certain lease concessions granted in response to the global economic shutdown. The Lease Modification Q&A allows the Company, if certain criteria have been met, to make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. Such election is required to be applied consistently to leases with similar characteristics and similar circumstances.

The Company has elected to apply such relief and will avail itself of the election to treat lease concessions as lease modifications, thereby avoiding performing a lease by lease analysis for the lease concessions that were (1) granted as relief due to the shutdown and (2) result in the cash flows remaining substantially the same or less than the original contract. The adoption of this standard did not materially impact the Company's consolidated financial statements.

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

NOTE 3     ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On December 17, 2020 the Company transferred its right in the Sears Anchor Parcel at Cumberland Mall to Cumberland REIT Sub-TRS LLC, a subsidiary of Cumberland REIT Sub LLC. In connection with the formation of the Cumberland REIT Sub LLC joint venture, the Company agreed to use reasonable efforts to transfer its legal rights at an agreed upon value of $20.8 million, which represents the original agreed upon value of $15.0 million and subsequent capital expenditures.

On December 17, 2020 the Company transferred its right in the Sears Anchor Parcel at Northridge Fashion Center to BPR Northridge TRS Sub LLC, a subsidiary of BPR-FF LLC. In connection with the formation of the BPRS-FF LLC joint venture, the Company agreed to use reasonable efforts to transfer its legal rights at an agreed upon value of $17.0 million, which represents the original agreed upon value of $10.0 million and subsequent capital expenditures.

On October 30, 2020, the Company conveyed 85 Fifth Ave to the lender in satisfaction of $59.0 million in outstanding debt. Accordingly, the Company recognized a loss of $3.6 million included in Unconsolidated Real Estate Affiliates - gain on investment, net on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.

On September 3, 2020, the Company transferred its right in the Sears Anchor Parcel at The Mall in Columbia to TMIC FS Anchor Parcel LLC, a subsidiary of Mall in Columbia JV LLC. In connection with the formation of the Mall in Columbia JV LLC joint venture, the Company agreed to use reasonable efforts to transfer its legal rights at an agreed upon value of $45.5 million.

On May 27, 2020, the Company completed a restructuring with respect to Water Tower Place with its joint venture partner for nominal consideration and assumption of the partner’s share of the debt, resulting in the Company obtaining control of the entity with a total ownership percentage for the Company of 93.93%. Accordingly, the Company recognized a loss of

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
$15.4 million included in loss from changes in control of investment properties on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.

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

On February 21, 2020, the Company completed the sale of eight outparcels for a gross sales price of $12.1 million, which resulted in a gain of $7.8 million included in Other Revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020. All of the eight outparcels were located at consolidated entities.

On February 7, 2020, our joint venture partner at the SoNo Collection contributed $70.8 million in additional capital to the joint venture, resulting in a dilution of the Company’s ownership interest from 17.0% to 12.9%.

On January 14, 2020, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 758,725 shares of Common Stock in Allied Esports Entertainment, Inc. (par value $0.01 per share) at a price of $6.59 per share, for a $5.0 million total investment. The investment was marked to fair value as of December 31, 2020, which resulted in a loss of $3.8 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020. This investment resulted in a 3.2% ownership interest in Allied Esports Entertainment, Inc. The investment is accounted for at fair value as the Company has neither control nor significant influence over Allied Esports Entertainment, Inc. and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On January 9, 2020, the Company completed the sale of its 27.0% interest in Aero OpCo LLC ("Aeropostale") for a gross sales price of $36.0 million, which resulted in a gain on the sale of $15.1 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.

On January 9, 2020, the Company completed the sale of its 1.2% interest in Authentic Brands Group LLC ("ABG") for a gross sales price of $33.5 million, which resulted in a gain on the sale of $1.4 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.

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

On August 19, 2019, the Company sold the SoNo Collection to a newly formed joint venture owned 80.5% by an affiliated fund (which is a related party of the Company) and 19.5% by the Company. The property was contributed to the joint venture at a value of $419.3 million based on project-specific cash costs. This excludes additional costs to complete the project by the joint venture. Prior to obtaining project-specific financing on August 9, 2019, the Company was required under GAAP to capitalize interest on general corporate financings into the cost basis of the project, which resulted in a $38.8 million impairment due to the difference between the project’s GAAP basis and the sale price based upon total project-specific cash costs. Following the transaction, the Company accounts for its non-controlling investment in the SoNo Collection under the equity method of accounting as the Company can exercise significant influence but not control over the joint venture. On December 4, 2019, the joint venture partner contributed $30.0 million and committed to contribute an additional $70.8 million in additional capital to the joint venture, resulting in a dilution of the Company's ownership interest from 19.5% to 12.9% as of December 31, 2019. The $70.8 million contribution was received on February 7, 2020.

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

On August 27, 2018, the BPR-FF JV LLC joint venture was formed with Brookfield Real Estate Partners F LP. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	(Loss) gain from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - (loss) gain on investment, net
Apache Mall	100%	51%	$143.0	$(2.0)	$73.5	$56.9	$10.6	$—
Augusta Mall	100%	51%	251.8	1.0	170.0	(34.1)	116.9	—
Boise Towne Square	100%	51%	354.5	1.0	142.0	41.6	171.9	—
Columbiana Centre	100%	51%	268.8	(2.0)	137.3	1.0	128.5	—
Coronado Center	100%	51%	359.2	(0.1)	182.8	54.3	122.0	—
Glenbrook Square	100%	51%	166.8	0.4	160.0	0.5	6.7	—
Governor's Square	100%	51%	105.7	0.3	66.9	39.8	(0.7)	—
Lynnhaven Mall	100%	51%	383.7	0.5	235.0	40.9	108.3	—
Market Place Shopping Center	100%	51%	153.1	2.4	113.4	20.0	22.1	—
Mizner Park	50%	26%	235.2	—	—	39.1	—	18.5
Northridge Fashion Center	100%	51%	584.7	(2.3)	221.1	79.0	282.3	—
Oglethorpe Mall	100%	51%	203.1	0.4	149.8	8.5	45.2	—
Park Place	100%	51%	269.6	0.6	176.8	84.6	8.8	—
Pembroke Lakes Mall	100%	51%	471.1	0.8	260.0	40.1	171.8	—
Riverchase Galleria	100%	51%	260.9	6.2	164.2	110.0	(7.1)	—
The Crossroads	100%	51%	108.8	1.9	92.0	15.2	3.5	—
The Gallery at Harborplace	100%	51%	122.3	0.8	74.1	37.8	11.2	—
The Maine Mall	100%	51%	339.7	1.3	235.0	4.8	101.2	—
The Oaks Mall	100%	51%	160.2	0.4	125.1	36.0	(0.5)	—
Tucson Mall	100%	51%	260.1	0.5	246.0	25.7	(11.1)	—
Westroads Mall	100%	51%	287.4	0.4	141.3	68.8	77.7	—
White Marsh Mall	100%	51%	233.5	0.3	190.0	16.1	27.7	—
Woodbridge Center	100%	51%	247.6	5.9	245.1	10.7	(2.3)	—
			$5,970.8	$18.7	$3,601.4	$797.3	$1,394.7	$18.5
(1)     Includes working capital, closing costs, liabilities, and financing costs.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

On August 27, 2018, joint ventures were formed with the Teachers Insurance and Annuity Association of America. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	(Loss) gain from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - (loss) gain on investment, net
Baybrook Lifestyle	53%	29%	$292.5	$(0.1)	$140.0	$17.9	$—	$18.4
Baybrook Mall	100%	51%	683.7	(0.4)	240.3	74.3	368.7	—
The Mall in Columbia	100%	50%	838.9	(10.1)	332.3	256.6	239.9	—
The Shops at La Cantera	75%	38%	847.5	(0.4)	350.0	38.6	334.8	—
			$2,662.6	$(11.0)	$1,062.6	$387.4	$943.4	$18.4
(1)     Includes working capital, closing costs, liabilities, and financing costs.

On August 27, 2018, joint ventures were formed with CBRE Global Investment Partners. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	(Loss) gain from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - (loss) gain on investment, net
Cumberland Mall	100%	51%	$400.0	$(7.2)	$160.0	$7.7	$225.1	$—
Parks at Arlington	100%	51%	530.0	—	239.8	40.7	249.5	—
Ridgedale Center	100%	51%	300.0	—	167.0	153.6	(20.6)	—
			$1,230.0	$(7.2)	$566.8	$202.0	$454.0	$—
(1)     Includes working capital, closing costs, liabilities, and financing costs.

On August 27, 2018, joint ventures were formed with the California Public Employees' Retirement System. The Company contributed properties and recognized gains (losses) as summarized in the table below ($ in millions):

Property	Prior Ownership	Current Ownership	Total Asset Value	Other Costs (1)	Debt Balance	Book Value of Investment	(Loss) gain from changes in control of investment properties and other, net	Unconsolidated Real Estate Affiliates - (loss) gain on investment, net
Ala Moana Center	63%	50%	$5,045.9	$—	$1,900.0	$112.3	$—	$280.9
Christiana Mall	50%	25%	1,036.9	3.0	550.0	(34.7)	—	159.4
			$6,082.8	$3.0	$2,450.0	$77.6	$—	$440.3
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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded during the years ended December 31, 2020, 2019 and 2018.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Year Ended December 31, 2020
Investments in real estate (1)	$124,817	$—	$—	$124,817	$133,671
Year Ended December 31, 2019
Investments in real estate (1)	$599,721	$—	$—	$599,721	$223,142
Year Ended December 31, 2018
Investments in real estate (1)	$62,490	$—	$—	$62,490	$45,866
_______________________________________________________________________________
(1)    Refer to Note 2 for more information regarding impairment. The impairment recorded on the Investments in real estate balance represents a loss incurred at consolidated properties. Refer to Note 5 for information regarding the impairment losses recorded on our Unconsolidated Real Estate Affiliates.

Unobservable Quantitative Input	Range
Year ended December 31, 2020
Discount rates	6.00% to 10.75%
Terminal capitalization rates	4.00% to 9.50%
Year ended December 31, 2019
Agreed upon purchase price	N/A
Discount rate	5.50%
Terminal capitalization rate	4.00%
Year ended December 31, 2018
Discount rates	9.75% to 11.00%
Terminal capitalization rates	9.50% to 10.25%

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$8,581,538	$8,556,275	$8,627,332	$8,631,704
Variable-rate debt	7,533,048	7,583,107	7,275,562	7,355,744
	$16,114,586	$16,139,382	$15,902,894	$15,987,448
_______________________________________________________________________________
(1)    Includes net $3.2 million of market rate adjustments and $105.9 million of deferred financing costs.
(2)    Includes net $4.7 million of market rate adjustments and $131.8 million of deferred financing costs.

The fair value of our junior subordinated notes approximates their carrying amount as of December 31, 2020 and 2019. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
NOTE 5     UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for all of our real estate related Unconsolidated Real Estate Affiliates accounted for using the equity method and a reconciliation to our total investment in Unconsolidated Real Estate Affiliates. The reconciliation to our total investment in Unconsolidated Real Estate Affiliates is inclusive of investments accounted for using the cost method adjusted for impairment and observable price changes (Note 2).

	December 31, 2020	December 31, 2019
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates (1)
Assets:
Land	$3,436,531	$3,458,485
Buildings and equipment	21,861,373	22,119,745
Less accumulated depreciation	(4,584,222)	(4,303,109)
Construction in progress	360,681	657,170
Net investment in real estate	21,074,363	21,932,291
Cash and cash equivalents	601,138	662,879
Accounts receivable, net	684,035	344,946
Notes receivable	20,490	22,497
Deferred expenses, net	387,073	428,460
Prepaid expenses and other assets	592,288	692,407
Total assets	$23,359,387	$24,083,480
Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$14,648,187	$15,173,099
Accounts payable, accrued expenses and other liabilities	996,380	1,079,915
Cumulative effect of foreign currency translation ("CFCT")	(29,453)	(9,985)
Owners' equity, excluding CFCT	7,744,273	7,840,451
Total liabilities and owners' equity	$23,359,387	$24,083,480
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$7,714,820	$7,830,466
Less: joint venture partners' equity	(4,317,525)	(4,357,244)
Plus: excess investment/basis differences	761,503	954,262
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	4,158,798	4,427,484
Investment in Unconsolidated Real Estate Affiliates, net (securities)	33,102	57,061
Retail investment, net	—	24,182
Investment in Unconsolidated Real Estate Affiliates, net	$4,191,900	$4,508,727

Reconciliation—Investment in Unconsolidated Real Estate Affiliates:
Asset—Investment in Unconsolidated Real Estate Affiliates	$4,342,995	$4,634,292
Liability—Investment in Unconsolidated Real Estate Affiliates	(151,095)	(125,565)
Investment in Unconsolidated Real Estate Affiliates, net	$4,191,900	$4,508,727

(1)     Excludes the joint ventures dissolved as a result of the Water Tower Place joint venture restructuring as of December 31, 2020, and the JPM Transaction and 730 Fifth Avenue as of December 31, 2019 (Note 3).

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Condensed Combined Statements of Income (Loss) —Unconsolidated Real Estate Affiliates (1)
Revenues:
Rental revenues, net	$1,964,269	$2,488,056	$2,019,866
Condominium sales	17,147	9,390	110,792
Other	44,893	136,069	84,049
Total revenues	2,026,309	2,633,515	2,214,707
Expenses:
Real estate taxes	213,738	241,626	182,514
Property maintenance costs	45,652	55,174	36,361
Marketing	19,954	22,109	24,282
Other property operating costs	276,955	330,316	270,071
Condominium cost of sales	9,924	6,844	79,927
Provision for doubtful accounts	—	—	9,128
Property management and other costs (2)	84,934	112,295	103,475
General and administrative	2,897	3,911	3,026
Provision for impairment	130,502	—	—
Depreciation and amortization	900,047	1,028,631	725,316
Total operating expenses	1,684,603	1,800,906	1,434,100
Interest income	4,383	11,750	7,401
Interest expense	(685,584)	(716,690)	(550,939)
Provision for income taxes	(2,251)	(961)	(1,842)
Equity in loss of unconsolidated joint ventures	—	(36,606)	(33,621)
Income (loss) from continuing operations	(341,746)	90,102	201,606
Allocation to noncontrolling interests	(7)	(64)	(78)
Net income (loss) attributable to the ventures	$(341,753)	$90,038	$201,528
Equity In Income (Loss) of Unconsolidated Real Estate Affiliates:
Net income (loss) attributable to the ventures	$(341,753)	$90,038	$201,528
Joint venture partners' share of (income) loss	187,381	(44,279)	(97,758)
Elimination of loss from consolidated real estate investment with interest owned through joint venture	—	—	679
Gain on retail investment	—	5,159	12,374
Amortization of capital or basis differences	(26,205)	(31,332)	(30,271)
Equity in income (loss) of unconsolidated real estate affiliates	$(180,577)	$19,586	$86,552

(1)     Excludes income from the joint ventures dissolved as a result of the Water Tower Place joint venture restructuring subsequent to May 27, 2020, and the JPM Transaction and 730 Fifth Avenue subsequent to November 1, 2019, and August 26, 2019, respectively, and includes income from the joint ventures formed in conjunction with the BPY Transaction subsequent to August 27, 2018, and Fashion Place subsequent to December 14, 2018 (Note 3).
(2)    Includes management fees charged to the unconsolidated joint ventures by BPRRS and BPRI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 24 domestic joint ventures, comprising 58 U.S. retail properties and one joint venture in Brazil. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method (adjusted for impairment and observable price changes). If we have significant influence but not control over the

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

As of December 31, 2020, the balance of ROU assets was $67.7 million, net and lease liabilities was $69.9 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under ASC 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. As of December 31, 2019, the balance of ROU assets was $68.9 million, net and lease liabilities was $70.1 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under ASC 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively. All of these leases are operating leases; we do not have any finance leases.

On May 27, 2020, the Company acquired an additional ownership interest of 49.5% in the Water Tower Joint Venture from its joint venture partner for nominal consideration. Following this, the Company has a 93.9% ownership interest in the joint venture and its wholly owned subsidiary.

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

During the year ended December 31, 2020, we recorded $130.5 million of impairment charges on our Condensed Combined Statements of Income (Loss) - Unconsolidated Real Estate Affiliates related to four operating properties.

No impairments related to our investments in Unconsolidated Real Estate Affiliates were recognized for the years ended December 31, 2019 and 2018.

Unconsolidated Mortgages, Notes and Loans Payable and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $6.9 billion as of December 31, 2020 and $7.2 billion as of December 31, 2019, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

On November 20, 2020, the Company closed a new loan on Mall in Columbia for $250.0 million with an interest rate of LIBOR plus 4.50% which matures on December 9, 2022. This loan replaced the previous debt of $317.0 million with an interest rate of 3.95% that matured on November 23, 2020.

On November 9, 2020, the Company closed on new debt on Oakbrook Center for $475.0 million. This debt is comprised of a $319.0 million mortgage loan and a $156.0 million mezzanine loan with respective interest rates of LIBOR plus 2.31% and LIBOR plus 6.00%. The loans mature on November 9, 2022. This debt replaced the previous debt of $425.0 million with an interest rate of 3.66% that was scheduled to mature on January 5, 2021.

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

On April 9, 2019, the Company closed on new debt on three properties included in the BPR-FF JV LLC joint venture (Note 3). The three properties are Coronado Center, Governor's Square and Lynnhaven Mall. These properties were previously encumbered by $462.0 million of third-party debt which was replaced by a $515.0 million loan with an interest rate of LIBOR plus 3.40%, maturing May 1, 2024. The new loan was recorded as an extinguishment of the previous loans and allocation of the new debt to the three properties.

During the year ended December 31, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on eight property level mortgages. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. As of December 31, 2020, the Company has accrued $26.8 million of default interest related to these mortgages per contractual debt agreements.

As of December 31, 2020, the Company was unsuccessful in obtaining concessions from the creditor at one property and the loan was transferred to the lender (Note 3). In total at share, the Company has suspended equity contributions to make contractual interest and/or principal payments on a total $530.0 million of property level mortgages and the related Investment in real estate securing these loans has a carrying valued of $494.4 million.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $79.7 million at one property as of December 31, 2020, and $81.5 million as of December 31, 2019. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of December 31, 2020, we do not anticipate an inability to perform on our obligations with respect to the Retained Debt.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
NOTE 6     MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	December 31, 2020 (1)	Weighted-Average Interest Rate (2)	December 31, 2019 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$7,649,040	4.19%	$7,638,697	4.21%
Senior Secured Notes - Silver Bonds	932,498	5.75%	988,635	5.75%
Total fixed-rate debt	8,581,538	4.36%	8,627,332	4.39%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,534,781	4.01%	2,594,182	4.20%
Unsecured corporate debt (5)	4,998,267	2.80%	4,681,380	4.16%
Total variable-rate debt	7,533,048	3.21%	7,275,562	4.17%
Total Mortgages, notes and loans payable	$16,114,586	3.82%	$15,902,894	4.29%
Junior Subordinated Notes	$206,200	1.66%	$206,200	3.39%
_______________________________________________________________________________
(1)    Includes net $3.2 million of market rate adjustments and $105.9 million of deferred financing costs.
(2)    Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.
(3)    Includes net $4.7 million of market rate adjustments and $131.8 million of deferred financing costs.
(4)    $1.3 billion of the variable-rate balance is cross-collateralized.
(5)    Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Notes and Loans Payable

As of December 31, 2020, $15.8 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our consolidated mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.3 billion of debt, are cross-collateralized. Although a majority of the $10.2 billion of consolidated fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $711.5 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPYU. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the twelve months ended December 31, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on ten consolidated property level mortgages, including one mortgage that is in maturity default. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. As of December 31, 2020, the Company has accrued $19.8 million of default interest related to these mortgages per contractual debt agreements.

As of December 31, 2020, the Company has amended a loan agreement at one property. In total, the Company has suspended equity contributions to make contractual interest and/or principal payments on a total of $1.1 billion of consolidated property level mortgages and the related investment in real estate securing these loans has a carrying value of $1.2 billion.

During the year ended December 31, 2020, the Company completed the following financing transactions:

•Three-year extension at Fox River Mall in amount of $187.0 million with a maturity date of June 1, 2024. The transaction incurred fees in the amount of $3.1 million, due on December 31, 2020.

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

During the year ended December 31, 2019, the Company completed the following transactions:

•New loan at Shops at Merrick Park in amount of $390.0 million with a 5-year fixed interest rate at 3.90% which matures November 1, 2024. This loan replaced the previous debt of $161.0 million with a fixed rate at 5.73% that was scheduled to mature on April 1, 2021. The refinance incurred fees of $7.9 million for a prepayment penalty to the lender that was factored into the fair value of debt as of the consolidation date. The refinance occurred in conjunction with the JPM Transaction in Note 3.

•New loans at Park Meadows in amount $615.0 million with an interest rate of 3.18% and a Mezzanine loan in amount of $85.0 million with an interest rate of 6.25%. Both loans mature on November 1, 2024. These loans replaced previous debt of $360.0 million and an interest rate of 4.60% that was scheduled to mature on December 1, 2023. In connection with the refinancing, the Company incurred prepayment penalties of $35.6 million. As the refinancing plan was contemplated in connection with the acquisition, such fees were factored into the fair value of debt recognized on the consolidation date. The refinance occurred in conjunction with the JPM Transaction in Note 3.

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

•New loans on 730 Fifth Avenue in the amount of $807.5 million which mature on September 1, 2024. The loans consist of a senior loan in amount of $587.3 million with a 5-year term at LIBOR plus 3.00%, a senior mezzanine loan in amount of $97.9 million with a 5-year term at LIBOR plus 4.25%, and a junior loan in amount of $122.3 million with a 5-year term at LIBOR plus 5.50%. The loans replaced the previous debt of $720.0 million that was previously extended to August 27, 2019 and included a pay down of $180.0 million on June 28, 2019.

•New loan on Westlake Center in the amount of $48.8 million with a 2-year floating rate loan at LIBOR plus 2.50% which matures on July 10, 2021. This loan replaced the previous debt of $42.5 million that matured July 10, 2019.

•New loans on The Woodlands Mall for a total of $465.0 million, which consists of $425.0 million with an interest rate of 4.25% and $40.0 million with an interest rate of 5.50%. The loan has a weighted average interest rate of 4.36% which matures on August 1, 2029. The loan replaced the previous debt of $294.0 million on the property that had a weighted average interest rate of 4.83% and scheduled to mature on June 10, 2023. In accordance with the previous debt agreement, the Company incurred a prepayment penalty of $27.5 million which is recorded as loss on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

•One-year extension on the loan at 830 North Michigan Ave in the amount of $78.0 million at LIBOR plus 1.60% which matures on July 1, 2020. This loan replaced the previous debt of $85.0 million that matured on July 1, 2019 and includes principal repayment of $7.0 million made in conjunction with the extension.

•One-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75% which matures on April 25, 2020. A principal repayment of $10.1 million was made in conjunction with the extension.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
Corporate and Other Unsecured Loans

We have certain unsecured debt obligations, the terms of which are described below:

	December 31, 2020 (1)	Weighted-Average Interest Rate	December 31, 2019 (2)	Weighted-Average Interest Rate
Unsecured debt:
Unsecured corporate debt	5,064,522	2.80%	4,769,510	4.16%
Senior Secured Notes - Silver Bonds	945,360	5.75%	999,950	5.75%
Total corporate debt	$6,009,882	3.26%	$5,769,460	4.44%
_______________________________________________________________________________
(1)    Excludes deferred financing costs of $79.1 million in 2020 which are shown as a reduction to the debt balance that appears outstanding in our Consolidated Balance Sheets.
(2)    Excludes deferred financing costs of $99.4 million in 2019 which are shown as a reduction to the debt balance that appears outstanding in our Consolidated Balance Sheets.

On May 24, 2020, the Company executed a series of transactions to repurchase corporate debt on the open market, funded by intercompany loans from BPY. The total amounts of debt repurchased had a par value of $59.6 million, and a cash repurchase price of $45.3 million. Following each repurchase, the repurchased debt was formally cancelled. As a result of the debt repurchase and cancellation, the Company recognized a gain of $14.3 million included in Gain (loss) on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes - Silver Bonds due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026. During the last quarter of 2019, the Company made a principal payment in amount of $50.0 thousand. During the year ended December 31, 2020, the Company made additional principal payments totaling $54.6 million. The remaining outstanding balance as of December 31, 2020 was $945.4 million.

On March 25, 2019, the Company secured a $341.8 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bore interest at a rate equal to LIBOR plus 2.75% and was scheduled to mature on March 25, 2029. During the year ended December 31, 2019, the Company repaid this loan in full. The Company borrowed an additional $70.5 million during the second quarter of 2019, with a maturity date of June 25, 2029. During the year ended December 31, 2019, the Company made principal payments totaling $68.0 million. The Company borrowed an additional $31.7 million during the last quarter of 2019 which was due on January 6, 2020 and has been repaid. On February 10, 2020, the Company secured an additional $27.0 million subordinated unsecured note with Brookfield BPY Holdings Inc, and another $29.0 million note on March 25, 2020. The notes bear interest at rate equal to LIBOR plus 2.75%, and mature on February 10, 2030 and March 25, 2030, respectively. On May 19, 2020, the Company secured an additional $25.0 million subordinated unsecured note with Brookfield BPY Holdings Inc., and another $45.0 million on May 22, 2020. The notes were repaid in full on June 18, 2020 and July 16, 2020, respectively. On June 25, 2020, the Company secured another $25.0 million subordinated unsecured note at an interest rate equal to LIBOR plus 1.94% that is scheduled to mature on August 27, 2022. On July 16, 2020 and August 27, 2020, the Company made a principal payments in the amount of $45.0 million and $22.1 million, respectively. The total outstanding balance of the notes as of December 31, 2020 was $63.2 million which includes $1.7 million of payment-in-kind interest.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $1.0 billion as of December 31, 2020. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the year ended December 31, 2020, the Company made a principal payment of $9.0 million, and the remaining outstanding balance was $25.8 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance on December 31, 2020 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
bearing interest at a rate equal to LIBOR plus 2.50%. During the year ended December 31, 2020, the Company made additional payments in the total amount of $25.0 million, and the outstanding balance of the Term B loan was $1,950.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

On July 29, 2020, the Company entered into the First Amendment of its Credit Agreement in order to give effect to certain amendments, including, but not limited to the following:

•The lenders agreed to certain covenant relief in respect of the financial covenants through the fiscal quarter ending June 30, 2021 (the "Covenant Relief Period"). The maximum total indebtedness to value ratio financial maintenance covenant was eliminated permanently. The minimum fixed charge coverage ratio was reduced to 1.20x during the Covenant Relief Period and increases to 1.35x thereafter.

•The applicable margin for the Term A Loans and the Facility is LIBOR plus 3.00% during the Covenant Relief Period – and thereafter, will be LIBOR plus 3.00% if the total net indebtedness to value ratio is greater than 70%.

•The Company agreed to maintain an ongoing liquidity covenant (set at $500 million) which will be tested as of the last day of each month against the amount of unrestricted cash, undrawn available amounts under the Facility and undrawn amounts under the new Brookfield Liquidity Facility. The Company has entered into and maintains a $500 million Brookfield Liquidity Facility (the "Brookfield Liquidity Facility") and prior to the date the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment, any interest and principal payments thereunder must be paid-in-kind.

•The Company is required to "match-fund" drawings under the Facility in excess of $1.0 billion using proceeds of either the Brookfield Liquidity Facility or issuances of qualified equity interests. The match-funding requirement is required to be made (i) monthly, whereby any drawing during that month is in excess of the prior highest balance of the revolver (in excess of $1.0 billion), (ii) within 10 business days of a request from the agent if as of any day during a month, the excess draw amount would exceed $10 million and (iii) at any time of request for a revolving loan that the excess would be $100 million or greater (which would be match-funded substantially concurrently with the requested revolving loan draw).

•The Company is required to make additional prepayments of the Term A loans with proceeds of certain equity, debt issuances and asset sales.

•The Company also agreed to a number of additional restrictions, including restrictions on incurring additional indebtedness, making of certain restricted payments and the use of proceeds under the revolving facility, which apply either through the end of the Covenant Relief Period – and in the case of certain provisions, until the Company demonstrates compliance with the financial covenants in effect under the Credit Agreement prior to the First Amendment.

As of December 31, 2020, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (See Note 18 for discussion specific to COVID-19), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust") completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $50.1 million and $50.0 million as of December 31, 2020 and 2019, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of non-compliance with our financial covenants related to our mortgages, notes and loans payable as of December 31, 2020.

NOTE 7        LEASES

Lessee arrangements
We are the lessee in several ground lease agreements for the land under some of our owned buildings. Generally, we own the land underlying the properties; however, at certain properties, all or part of the underlying land is owned by a third party that leases the land to us through a long-term ground lease. In addition, we lease office space for our corporate headquarters and field offices. Our material consolidated leases have reasonably certain lease terms ranging from 4 years - 40 years. Certain leases provide the lessee with two to three renewal options which are considered to be termination options unless it is reasonably certain that the Company will elect to renew and generally range from five years to ten years each, with renewal rent payments based on a predetermined annual increase, market rates at the time of exercise of the renewal, or changes in the Consumer Price Index ("CPI").

As of December 31, 2020, the balance of operating ROU assets was $392.5 million, net and lease liabilities of $74.9 million for seven ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, and are included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

The maturity of our operating lease liabilities as of December 31, 2020 is as follows:

Year	Amount
2021	$9,470
2022	9,704
2023	9,968
2024	10,200
2025	10,439
2026 and thereafter	155,012
Total undiscounted lease payments	204,793
Less: Present value adjustment	(129,897)
Total lease liability	$74,896

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
The maturity of our operating lease liabilities as of December 31, 2019 is as follows:

Year	Amount
2020	$9,305
2021	9,520
2022	9,754
2023	10,018
2024	10,250
2025 and thereafter	165,583
Total undiscounted lease payments	214,430
Less: Present value adjustment	(135,930)
Total	$78,500

Straight-line rent expense recognized for our consolidated operating leases is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Ground leases	$7,717	$2,775
Office leases	7,856	7,856

Straight-line rent expense is included in other property operating costs for ground leases and property management and other costs for the office lease, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for the years ended December 31, 2020 and 2019 and are included in other property operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following summarizes additional information related to our operating leases as of December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Weighted-average remaining lease term (years)	23.2	23.0
Weighted-average discount rate	7.69%	7.67%

Supplemental disclosure for the consolidated statement of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$9,263	$8,636

Lessor arrangements
We own a property portfolio comprised primarily of Class A retail properties and lease these retail spaces to tenants. As of December 31, 2020, we own a controlling interest in and consolidated 63 retail properties located throughout the United States comprising approximately 55 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in year 2021 and typically include renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space. Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market tenant leases. Consequently, our credit risk is concentrated in the retail industry.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
The maturity analysis of the lease payments we expect to receive from our operating leases as of December 31, 2020 are as follows:

Year	Amount
2021	$1,027,192
2022	941,265
2023	831,193
2024	703,715
2025	576,745
Subsequent	1,859,218
$5,939,328

The maturity analysis of the lease payments we expect to receive from our operating leases as of December 31, 2019 are as follows:

Year	Amount
2020	$1,105,295
2021	1,035,494
2022	930,124
2023	815,823
2024	691,981
Subsequent	2,369,894
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

In accordance with the terms of our operating leases, we bill our tenants separately for minimum rents, tenant recoveries and overage rents, lease termination income as shown below for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Minimum rents, billed	$1,005,643	$916,624
Tenant recoveries, billed	393,454	362,840
Lease termination income, billed	8,123	13,235
Overage rent, billed	16,061	25,193
COVID-19 rent abatements granted	(62,243)	—
Total contractual operating lease billings	1,361,038	1,317,892
Adjustment to recognize contractual operating lease billings on a straight-line basis	41,885	8,488
Above and below-market tenant leases, net	15,352	22,037
Less provision for doubtful accounts	(62,395)	(10,733)
Total rental revenues, net	$1,355,880	$1,337,684

During 2020, as a result of the COVID-19 pandemic, a significant portion of the Company’s tenants requested rental assistance, whether in the form of deferral or rent reduction. Lease concessions granted in response to the COVID-19 pandemic are

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
accounted for as a lease modification and are recognized prospectively over the remaining lease term when they become legally enforceable. However, prior to the legal execution of the lease concession, when establishing its general allowance, the Company recognizes the portion of estimated concessions that is deemed attributable to the current period through consideration of weighted average remaining lease terms. In the table above, contractual operating lease billings are reduced by rent abatements executed during the period. Such rent abatements, net of estimated lease concessions previously recognized in the general allowance, are recognized as an increase to straight-line rent receivables. In the table above, such amounts are included in the adjustment to recognize contractual operating lease billings on a straight-line basis.
Of the total contractual rental revenues we have billed, 78.4% and 77.6% are fixed lease payments for the year ended December 31, 2020 and December 31, 2019, respectively.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. We are currently statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2017 through 2020 and are statutorily open to audit by state taxing authorities for the years ended December 31, 2016 through 2020.

In conjunction with the BPY Transaction, certain of BPYU’s subsidiaries made a taxable contribution of portion of their interests in specific assets to a newly formed corporate subsidiary of BPRI. This taxable contribution caused an increase in the tax basis of the contributed assets to fair market value at the corporate subsidiary level and generated a related taxable gain to the Company, which has been distributed to shareholders. The increase in tax basis in the assets created a temporary book to tax basis difference of approximately $2.6 billion and a related deferred tax asset of $638.5 million within the newly formed subsidiary of BPRI. We determined that this deferred tax asset was properly recorded through our consolidated income statements and that no valuation allowance is necessary on the deferred tax assets as of December 31, 2020 primarily due to our ability to recognize the benefit of the increased tax basis through operations or sale of properties. Future fair market value declines related to the contributed assets could require a valuation allowance on all or a portion of the deferred tax asset. The Company continues to evaluate the ability to recognize the benefit through operations, sales of properties, and prudent and feasible tax planning strategies.

The (benefit from) provision for income taxes for the years ended December 31, 2020, 2019, and 2018 are as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Current	$(5,967)	$17,568	$6,499
Deferred	(29,400)	(7,885)	(600,685)
Total	$(35,367)	$9,683	$(594,186)

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
Total (benefit from) provision for income taxes computed for continuing operations by applying the Federal corporate tax rate for the years ended December 31, 2020, 2019, and 2018 are as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Tax at statutory rate on (losses) earnings from continuing operations before income taxes	$(156,733)	$93,239	$734,235
(Decrease) increase in valuation allowance, net	(209)	1,505	117
State income (benefit) taxes, net of federal income tax	(3,510)	5,649	2,879
Investment Tax Credits	—	(1,958)	(12,134)
Tax at statutory rate on REIT income (losses) not subject to Federal income taxes	156,476	(87,988)	(695,546)
Tax (benefit) expense from prior period	(17,889)	13,514	16,369
Tax benefit from change in state rates and apportionment	(13,501)	(15,538)	—
Tax benefit from BPY Transaction	—	—	(638,494)
Other permanent differences	(1)	1,260	(1,612)
(Benefit from) provision for income taxes	$(35,367)	$9,683	$(594,186)

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. The Company has $146.4 million of federal and state loss carryforwards, the majority of which are currently scheduled to expire in subsequent years through 2040. State operating losses of $29.4 million generated during 2018 and later will be carried forward indefinitely until utilized.

Each TRS and certain REIT entities subject to state income taxes are tax paying components for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Total deferred tax assets	$666,458	$638,513	$630,215
Valuation allowance	(10,103)	(10,362)	(8,857)
Net deferred tax assets	656,355	628,151	621,358
Total deferred tax liabilities	(1,295)	(2,491)	(2,083)
Net deferred tax assets	$655,060	$625,660	$619,275

Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that we do not reasonably expect to realize. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.

The tax effects of temporary differences and carryforwards included in the net deferred tax assets (liabilities) as of December 31, 2020, December 31, 2019 and December 31, 2018 are summarized as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Operating loss and other carryforwards (1)	$56,492	$42,187	$58,328
Other TRS property, primarily differences in basis of assets and liabilities	607,474	582,970	564,528
Interest deduction carryforwards	1,197	10,865	5,276
Valuation allowance	(10,103)	(10,362)	(8,857)
Net deferred tax assets	$655,060	$625,660	$619,275
_______________________________________________________________________________
(1)    Includes solar and other tax credits of $36.1 million, $29.4 million and $43.5 million as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of December 31, 2020 and December 31, 2019.

NOTE 9     EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to BPROP Common, Preferred, and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Year Ended December 31,
	2020	2019	2018
Distributions to preferred BPROP units ("Preferred Units")	$(3,616)	$(5,752)	$(4,636)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("Common Units")	—	—	(31,803)
Net income allocation to noncontrolling interests in BPROP from continuing operations ("LTIP units")	—	—	(8,159)
Net (income) loss allocated to noncontrolling interest in consolidated real estate affiliates	10,906	(577)	(915)
Net (income) loss allocated to noncontrolling interests of the Operating Partnership (1)	82,833	(41,702)	(27,715)
Allocation to noncontrolling interests	90,123	(48,031)	(73,228)
Other comprehensive (income) loss allocated to noncontrolling interests	1,379	—	(39)
Comprehensive (income) loss allocated to noncontrolling interests	$91,502	$(48,031)	$(73,267)
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

Holders of Series B Preferred Units, Series D Preferred Units, Series E Preferred Units and Series G Preferred Units of BPROP are each entitled to periodic distributions at the rates set forth in the Sixth Amended and Restated Agreement of Limited Partnership of BPROP. Generally, each Series K Preferred Unit of BPROP entitles its holder to distributions and a liquidation preference identical to those established for each share of BPYU's Class A Stock. The holders of Series L Preferred Units of BPROP are generally entitled to a pro rata distribution of an aggregate cash amount equal to the sum of (i) the aggregate cash dividends declared on all outstanding shares of BPYU's Class B-1 Stock and Class B-2 Stock (together, the "Class B Stock") and (ii) the aggregate cash dividends declared on all outstanding shares of BPYU's Series B Preferred Stock. Holders of Common Units of BPROP are entitled to distributions of all or a portion of BPROP’s remaining net operating cash flow, when and as declared by BPROP’s general partner. However, the Sixth Amended and Restated Agreement of Limited Partnership of

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
BPROP permits distributions solely to BPYU if such distributions were required to allow the Company to comply with the REIT distribution requirements or to avoid the imposition of excise tax.

Noncontrolling Interests - Permanent

As of December 31, 2020, there were 9,717.658 Series B Preferred Units of BPROP outstanding. The Series B Preferred Units have a carrying value of $50 per unit.

Also, as of December 31, 2020, there were 776,734.389 Common Units of BPROP outstanding and 315,992.124 Series K Preferred Units of BPROP held by former common unit holders. These Series K Units were established at $21 per unit and are not subject to adjustment based on fair value.

Noncontrolling Interests - Redeemable

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. Upon conversion, each Series D Preferred Unit entitles its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio. As of December 31, 2020, there were 532,749.6574 Series D Preferred Units of BPROP outstanding.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. Upon conversion, each Series E Preferred Unit entitles its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio. As of December 31, 2020, there were 502,657.8128 Series E Preferred Units of BPROP outstanding.

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

Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction is redeemable for a cash amount equal to the average closing price of BPYU's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPYU may elect to satisfy such redemption by delivering one share of BPYU's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of December 31, 2020, the aggregate amount of cash the Company would have paid would have been $584.6 million and $55.8 million, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2020, 2019, and 2018.

Balance at January 1, 2018	$248,126
Net income	31,803
Distributions	(3,685)
Adjustment of Mezzanine Equity to fair value	(40,294)
Common Unit Redemption to Common Stock	(85,818)
Other comprehensive income	39
Reclassification of Mezzanine Equity to Permanent Equity	(37,841)
Pre-Closing Dividend	(60,673)
BPR Equity Recapitalization	21,923
LTIP Conversion to Series K	116
Balance at December 31, 2018	$73,696
Balance at January 1, 2019	$73,696
Net income	3,545
Series K Preferred Unit redemption	(15,006)
Balance at December 31, 2019	$62,235
Balance at January 1, 2020	62,235
Net income	—
Series K Preferred Unit redemption	(1,409)
Balance at December 31, 2020	$60,826

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

Voting Rights

Stock Class	Authorized	Issued	Shares Outstanding	Votes per Share
Class A Stock	4,517,500,000	40,545,336	39,127,335	1:1
Class B-1 Stock	4,517,500,000	202,400,441	202,400,441	1:1
Class B-2 Stock	965,000,000	121,203,654	121,203,654	0:1
Series B Preferred Stock	425,000,000	202,438,184	202,438,184	1:1
Class C Stock	1,000,000,000	640,051,301	640,051,301	1:1

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

All share counts in table above are as of December 31, 2020.

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

On August 5, 2020 the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.

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

In the fourth quarter of 2020, BPYU purchased for cancellation 2,613,565 shares of Class A Stock at an average purchase price of $13.32 per share for an aggregate cost of approximately $34.8 million.

During the twelve months ended December 31, 2020, there were 11,579,807 shares of Class A Stock converted to 7,496,429 shares of Class B-1 Stock, at a weighted average price of $13.85 and $21.39, respectively.

Class B Stock and Series B Preferred Stock Dividends

Our Board of Directors did not declare dividends in 2020 for Class B-1 Stock, Class B-2 Stock and Series B Preferred stock. Our Board of Directors declared dividends on the Class B-1 Stock, Class B-2 Stock and the Series B Preferred Stock during 2019 as follows:

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

In the fourth quarter 2020, BPYU issued 5,513,266 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of 117.9 million, equal to $21.39 per share.

Class B-2 Stock Exchange

On June 26, 2019, following the effectiveness of the Restated Charter, certain subsidiaries of BPR FIN 1 Subco LLC, a related party, exchanged an aggregate of 121,203,654 shares of Class B-1 Stock held by such subsidiaries for 121,203,654 shares of Class B-2 Stock.

Common Stock Dividends

Our Board of Directors did not declare dividends in 2020 on our common stock. Our Board of Directors declared dividends on our common stock during 2019 as follows:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2019
May 6	May 31, 2019	June 28, 2019	$0.33
February 6	February 28, 2019	March 29, 2019	0.33
(1)     Excludes the Pre-Closing Dividend (Note 1).

A Dividend Reinvestment Plan ("DRIP") provided eligible holders of GGP's common stock with a convenient method of increasing their investment in the Company by reinvesting all or a portion of cash dividends in additional shares. Pursuant to the DRIP, eligible stockholders who enrolled in the DRIP on or before the fourth business day preceding the record date for a dividend payment were able to have that dividend reinvested. The Company terminated the registration statement relating to our DRIP (File No. 333-172795) with the filing of a post-effective amendment on August 28, 2018. As a result of the DRIP elections, no shares were issued pursuant to the DRIP during the year ended December 31, 2020 and year ended December 31, 2019.

Preferred Stock

On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Redeemable Preferred Stock (the "Pre-Merger Preferred Stock") at a price of $25.00 per share, resulting in net proceeds of $242.0 million after issuance costs. In connection with the BPY Transaction, each share of Pre-Merger Preferred Stock was converted into one share of 6.375% Series A cumulative redeemable preferred stock of BPYU (the "Series A Preferred Stock"). The Series A Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%. The dividend is paid in arrears in preference to dividends on our Class A Stock, and reduces net income available to common stockholders, and therefore, earnings per share. Preferred stock dividends were $15.9 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

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

NOTE 10     EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the year ended December 31, 2020. Shares of Class A Stock outstanding were 64,024,422 and 39,127,335 as of December 31, 2019 and 2020, respectively. EPS is not presented for Class B Stock and Class C Stock as neither class of stock is publicly traded.

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

NOTE 11     STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

The GGP Inc. 2010 Equity Plan (the "Equity Plan") renamed as the Amended and Restated Brookfield Property REIT Inc. 2010 Equity Incentive Plan on August 28, 2018 in connection with the BPY Transaction, reserves for the issuance of 4% of outstanding Class A Stock on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, "the Awards"). The Company's directors, officers and other employees and those of its subsidiaries and affiliates are eligible for the Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of BPYU's Class A Stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed 10 years. In addition to the Equity Plan, effective February 20, 2019, the Brookfield Property Group Restricted BPR Class A Stock Plan and Brookfield Property L.P. FV LTIP Unit Plan (the "2019 Plans") provide for grants of restricted shares of Class A Stock of the Company and FV LTIP Units of Brookfield Property L.P., respectively. Officers and employees of any member of the Brookfield Properties Group and of their respective affiliates are eligible for Awards under these plans.

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

The following tables summarize stock option activity for the Equity Plan for BPYU for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018 (1)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	175,799	25.66	1,011,523	19.71	14,427,103	17.84
Granted (1)	—	—	—	—	1,068,818	19.70
Exercised	—	—	(773,642)	17.91	(338,715)	16.55
Forfeited	—	—	—	—	(8,377)	26.41
Expired	(39,137)	24.30	(62,082)	25.36	(55,917)	23.27
Conversion Effect (1)	—	—	—	—	(14,081,389)	18
Stock options Outstanding at December 31,	136,662	$26.05	175,799	25.66	1,011,523	19.71
_______________________________________________________________________________
(1)     In connection with the BPY Transaction, outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPYU and BPY options, respectively. The BPY options remain outstanding as of December 31, 2020 as they are held by employees of BPYU subsidiaries.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$24.00 - $30.00	136,662	4.02	26.05	136,662	4.02	26.05
Total	136,662	4.02	$26.05	136,662	4.02	$26.05
Intrinsic value ($14.94 stock price as of December 31, 2020)	$(1,518)			$(1,518)

There were no new stock options granted in 2020, 2019, and 2018. The intrinsic value of stock options exercised during the year was $0.0 million $1.4 million, and $1.6 million for the year ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

Restricted Stock

Pursuant to the Equity Plan, BPYU made restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms varied in that a portion of the shares vested either immediately or on the first anniversary and the remainder vested in the equal annual amounts over the next two to five years. Participating employees were required to remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that did not vest were forfeited. For awards granted prior to 2019, dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest whereas awards granted in 2019 and forward are subject

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
to a clawback. The following table summarizes restricted stock activity for the respective grant year ended December 31, 2020, December 31, 2019 and December 31, 2018:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	1,040,998	$20.92	733,576	$22.67	982,529	$25.42
Granted	851,102	18.57	673,567	19.90	667,831	21.52
Vested	(359,809)	21.49	(296,780)	22.95	(319,763)	24.35
Forfeited	(117,733)	19.50	(69,365)	20.82	(136,959)	24.27
Conversion Effect (1)	—	—	—	—	(460,062)	25.22
Nonvested restricted stock grants outstanding as of end of period	1,414,558	$19.48	1,040,998	$20.92	733,576	$22.67
_______________________________________________________________________________
(1)    In connection with the BPY Transaction, outstanding restricted GGP shares were replaced with restricted shares of Class A Stock.

The weighted average remaining contractual term of nonvested awards as of December 31, 2020 was 2.86 years. The fair value of shares vested during the year was $7.7 million, $6.8 million, and $7.8 million for the year ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

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

The following table summarizes LTIP Unit activity for the Equity Plan for the Company for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	1,795,525	$23.74	3,032,863	$26.01	3,779,904	$27.29
Granted	24,251	18.56	—	—	1,387,289	22.51
Exercised	(113,152)	28.35	(1,217,545)	29.41	(73,660)	28.95
Forfeited	(288,427)	22.42	(19,793)	22.42	(856,467)	25.85
Canceled (1)	—	—	—	—	(1,204,203)	25.93
LTIP Units Outstanding at December 31,	1,418,197	$23.56	1,795,525	$23.74	3,032,863	$26.01
_______________________________________________________________________________

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(1)    In connection with the BPY Transaction, certain existing LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. The substitute LTIP awards remain outstanding as of December 31, 2020, 2019 and 2018 as they are held by employees of BPYU subsidiaries.

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

The following table summarizes performance restricted stock and LTIP Unit activity for the respective grant years ended December 31, 2020 and December 31, 2019:

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested performance grants outstanding as of beginning of period	490,309	24.86	1,141,673	24.92
Granted	—	—	—	—
Vested	(144,585)	22.67	(651,364)	24.95
Canceled	—	—	—	—
Conversion Effect (1)	—	—	—	—
Nonvested performance grants outstanding as of end of period	345,724	25.78	490,309	24.86
_______________________________________________________________________________
(1)    In connection with the BPY Transaction, all performance metrics were deemed met with outstanding awards still requiring time vesting according to the original grant terms.

Other Required Disclosures

Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, restricted stock, and LTIP Units and represents the period of time the options or grants are expected to be outstanding. There were no options granted in 2020 or 2019. The weighted average estimated values of options granted for 2018 were based on the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate (*)	—	—	2.37%
Dividend yield (*)	—	—	4.09%
Expected volatility	—	—	25.50%
Expected life (in years)	—	—	6.25

(*)    Weighted average

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
Compensation expense related to stock-based compensation plans is summarized in the following table:

	Year Ended December 31,
	2020	2019	2018 (1)
Stock options—Property management and other costs	$—	$50	$236
Stock options—General and administrative	—	4	122
Restricted stock—Property management and other costs	6,568	5,910	10,537
Restricted stock—General and administrative	2,822	1,863	12,514
LTIP Units - Property management and other costs	25	257	1,538
LTIP Units - General and administrative	51	1,782	22,709
Total	$9,466	$9,866	$47,656
_______________________________________________________________________________
(1)    In connection with the BPY Transaction, outstanding equity awards were modified resulting in an acceleration of expense of $21.5 million.

Unrecognized compensation expense as of December 31, 2020 is as follows:

Year	Amount
2021	$6,858
2022	5,385
2023	5,136
2024	3,314
2025	432
$21,125
These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates which differ from estimated forfeitures.

NOTE 12     ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	December 31, 2020	December 31, 2019
Trade receivables	$384,464	$111,582
Short-term tenant receivables	6,703	4,198
Straight-line rent receivable	188,950	144,249
Other accounts receivable	14,894	2,725
Total accounts receivable	595,011	262,754
Provision for doubtful accounts	(70,029)	(27,826)
Total accounts receivable, net	$524,982	$234,928

Receivables related to legally executed rent deferrals are presented within trade receivables in the table above.

At the time of the legal execution of a lease concession that abates previously recognized trade receivables, such amounts (net of estimated lease concessions previously recognized in the provision for doubtful accounts) are reclassified to straight-line rent receivables. Refer to Notes 2 and 7 for additional information regarding the Company's consideration of the collectability of accounts receivable.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
NOTE 13     NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	December 31, 2020	December 31, 2019
Notes receivable	$40,999	$69,963
Accrued interest	4,554	6,347
Total notes receivable	$45,553	$76,310

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

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	12/31/2020			12/31/2019
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$133,220	$(54,922)	$78,298	$177,480	$(79,467)	$98,013
Real estate tax stabilization agreement, net	111,506	(64,016)	47,490	111,506	(57,704)	53,802
Total intangible assets	$244,726	$(118,938)	$125,788	$288,986	$(137,171)	$151,815
Remaining prepaid expenses and other assets:
Restricted cash			164,069			77,683
Security and escrow deposits			1,160			1,259
Prepaid expenses			45,266			27,632
Other non-tenant receivables			70,916			56,948
Operating lease right-of-use assets, net			392,634			402,573
Finance lease right-of-use assets, net			7,873			7,995
Other			20,040			19,155
Total remaining prepaid expenses and other assets			701,958			593,245
Total prepaid expenses and other assets			$827,746			$745,060

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
NOTE 15     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	12/31/2020			12/31/2019
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	$222,432	$(72,364)	$150,068	$218,608	$(56,893)	$161,715
Total intangible liabilities	$222,432	$(72,364)	$150,068	$218,608	$(56,893)	$161,715
Remaining accounts payable and accrued expenses:
Accrued interest			63,693			42,371
Accounts payable and accrued expenses			83,041			71,720
Accrued real estate taxes			76,401			53,210
Deferred gains/income			94,752			85,598
Accrued payroll and other employee liabilities			57,134			61,002
Construction payable			272,080			301,096
Tenant and other deposits			14,644			15,078
Insurance reserve liability			12,793			12,787
Finance lease obligations			9,093			9,094
Conditional asset retirement obligation liability			2,342			3,275
Lease liability right-of-use			74,896			78,500
Other			82,680			131,684
Total remaining accounts payable and accrued expenses			843,549			865,415
Total accounts payable and accrued expenses			$993,617			$1,027,130

NOTE 16     ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Net unrealized gains (losses) on financial instruments	$29	$(9)
Foreign currency translation	(100,826)	(85,393)
Noncontrolling interests	1,379	—
Accumulated other comprehensive loss	$(99,418)	$(85,402)

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

	Year Ended December 31,
	2020	2019	2018
Contractual rent expense, including participation rent	$17,394	$12,979	$7,105
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	13,011	12,979	5,083

See Note 8 and Note 17 for our obligations related to uncertain tax positions and for disclosure of additional contingencies.

The following table summarizes the contractual maturities of our long-term commitments other than operating leases which are included in Note 7. Long-term debt includes the related acquisition accounting fair value adjustments:

	2021	2022	2023	2024	2025	Subsequent/ Other	Total
Mortgages, notes and loans payable	$3,582,821	$2,716,712	$2,143,547	$2,371,516	$3,103,463	$2,196,527	$16,114,586
Retained debt-principal	56,975	—	—	—	—	—	56,975
Purchase obligations	275,507	—	—	—	—	—	275,507
Junior Subordinated Notes (1)	—	—	—	—	—	206,200	206,200
Total	$3,915,303	$2,716,712	$2,143,547	$2,371,516	$3,103,463	$2,402,727	$16,653,268
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

In order to maintain financial flexibility, we maintain capacity under the Facility. As of December 31, 2020, the available liquidity under such credit facility was $485.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

NOTE 19     SUBSEQUENT EVENTS

On January 1, 2021, the Company conveyed Florence Mall to the lender in satisfaction of $90.0 million in outstanding debt.

On January 1, 2021, the Company conveyed North Point Mall to the lender in satisfaction of $247.0 million in outstanding debt.

On January 4, 2021, Brookfield Asset Management, Inc. ("Brookfield Asset Management" or "BAM") with institutional partners announced a proposal to BPY to acquire all of the limited partnership units of BPY that it does not already own. Refer to Note 1 for more information.

On February 5, 2021, the Company closed on a new loan at Kenwood Towne Centre in the amount of $210.0 million with an interest rate of LIBOR plus 3.40%, which matures on February 9, 2024.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
NOTE 20     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly data for the year ended December 31, 2020 and 2019 is summarized in the table below. In Q2 2020 and Q4 2020, the adjustments include the impact of provisions for impairment (Note 2). In Q2 2020, Q2 2019, Q3 2019 and Q4 2019, the adjustments include gains (losses) from changes in control of investment properties in continuing operations. In Q1 2020, Q2 2020, Q3 2020, Q4 2020, Q1 2019, Q3 2019 and Q4 2019, the adjustments include gains (losses) on investment in Unconsolidated Real Estate Affiliates (Note 3).

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$403,630	$374,465	$366,983	$384,467
Loss from continuing operations	(100,449)	(231,605)	(190,250)	(279,280)
Net loss attributable to Brookfield Property REIT Inc.	(81,827)	(209,050)	(170,620)	(249,964)

Class A Stock Earnings Per Share:
Basic & Diluted Earnings Per Share	0.3325	0.3325	0.3325	0.3325

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$376,383	$361,032	$375,125	$451,428
Income (loss) from continuing operations	38,283	(265,105)	(36,789)	744,522
Net income (loss) attributable to Brookfield Property REIT Inc.	31,650	(227,220)	(33,423)	661,873

Class A Stock Earnings Per Share:
Basic & Diluted Earnings Per Share	0.33	0.33	0.33	0.33

Brookfield Property REIT Inc.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)

			Acquisition Cost (b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (c)
Name of Center	Location	Encumbrances (a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
200 LaFayette	New York, NY	17,850	29,750	90,674	(9,678)	(60,161)	20,072	30,513	50,585	6,583	April, 2015	(d)
218 W 57th Street	New York, NY	53,000	66,978	37,022	(40,747)	(23,201)	26,231	13,821	40,052	—	September, 2017	(d)
530 5th Avenue	New York, NY	151,448	289,494	99,481	(146,316)	(33,970)	143,178	65,511	208,689	4,325	September, 2017	(d)
605 North Michigan Avenue	Chicago, IL	79,917	50,980	90,634	—	3,753	50,980	94,387	145,367	13,123	December, 2016	(d)
685 Fifth Avenue	New York, NY	273,350	549,756	117,780	(98,073)	(25,589)	451,683	92,191	543,874	19,623	September, 2017	(d)
730 Fifth Ave	New York, NY	853,020	—	—	713,419	820,400	713,419	820,400	1,533,819	47,276	June, 2019	(d)
830 North Michigan Avenue	Chicago, IL	71,600	33,200	123,553	15,298	4,321	48,498	127,874	176,372	25,099	October, 2013	(d)
Beachwood Place	Beachwood, OH	204,237	59,156	196,205	7,354	59,454	66,510	255,659	322,169	62,102	November, 2010	(d)
Bellis Fair	Bellingham, WA	79,325	14,122	102,033	—	33,085	14,122	135,118	149,240	41,075	November, 2010	(d)
Brass Mill Center	Waterbury, CT	62,995	31,496	99,107	—	18,535	31,496	117,642	149,138	38,014	November, 2010	(d)
Coastland Center	Naples, FL	108,252	24,470	166,038	—	4,451	24,470	170,489	194,959	44,225	November, 2010	(d)
Columbia Mall	Columbia, MO	42,802	7,943	107,969	(1,236)	(1,726)	6,707	106,243	112,950	26,201	November, 2010	(d)
Coral Ridge Mall	Coralville, IA	95,713	20,178	134,515	(554)	26,609	19,624	161,124	180,748	39,883	November, 2010	(d)
Crossroads Center	St. Cloud, MN	88,255	15,499	103,077	(267)	17,196	15,232	120,273	135,505	31,588	November, 2010	(d)
Deerbrook Mall	Humble, TX	128,782	36,761	133,448	—	26,048	36,761	159,496	196,257	40,915	November, 2010	(d)
Eastridge Mall	Casper, WY	40,971	5,484	36,756	—	8,875	5,484	45,631	51,115	23,418	November, 2010	(d)
Four Seasons Town Centre	Greensboro, NC	28,272	17,259	126,570	(391)	23,151	16,868	149,721	166,589	64,932	November, 2010	(d)
Fox River Mall	Appleton, WI	158,248	42,259	217,932	(103)	10,659	42,156	228,591	270,747	56,768	November, 2010	(d)
Grand Teton Mall	Idaho Falls, ID	41,269	13,066	59,658	(1,215)	(4,616)	11,851	55,042	66,893	16,113	November, 2010	(d)
Greenwood Mall	Bowling Green, KY	59,727	12,459	85,370	1,417	6,130	13,876	91,500	105,376	32,179	November, 2010	(d)
Hulen Mall	Fort Worth, TX	87,156	8,665	112,252	—	31,823	8,665	144,075	152,740	37,811	November, 2010	(d)
Jordan Creek Town Center	West Des Moines, IA	192,171	54,663	262,608	6,042	15,770	60,705	278,378	339,083	67,794	November, 2010	(d)
Mall of Louisiana	Baton Rouge, LA	322,393	88,742	319,097	(141)	23,709	88,601	342,806	431,407	84,176	November, 2010	(d)
Mall St. Matthews	Louisville, KY	170,205	42,014	155,809	(6,522)	28,433	35,492	184,242	219,734	48,412	November, 2010	(d)
Mayfair Mall	Wauwatosa, WI	329,307	84,473	352,140	(1,950)	54,100	82,523	406,240	488,763	103,200	November, 2010	(d)
Meadows Mall	Las Vegas, NV	134,055	30,275	136,846	(1,574)	1,589	28,701	138,435	167,136	34,488	November, 2010	(d)
Merrick Park	Coral Gables, FL	388,420	—	—	11,888	343,608	11,888	343,608	355,496	19,775	November, 2019	(d)
Mondawmin Mall	Baltimore, MD	80,673	19,707	63,348	—	23,360	19,707	86,708	106,415	26,737	November, 2010	(d)
Neshaminy Mall	Bensalem, PA	462	11,615	48,224	4,401	12,414	16,016	60,638	76,654	12,746	June, 2017	(d)
North Star Mall	San Antonio, TX	283,030	91,135	392,422	—	24,633	91,135	417,055	508,190	104,910	November, 2010	(d)
NorthTown Mall	Spokane, WA	81,945	12,310	108,857	—	32,894	12,310	141,751	154,061	41,705	November, 2010	(d)
Oakwood Center	Gretna, LA	82,201	21,105	74,228	4,309	28,645	25,414	102,873	128,287	32,181	November, 2010	(d)
Oakwood Mall	Eau Claire, WI	67,194	13,786	92,114	204	4,300	13,990	96,414	110,404	27,227	November, 2010	(d)
Oxmoor Center	Louisville, KY	80,067	—	117,814	—	20,820	—	138,634	138,634	36,811	November, 2010	(d)

			Acquisition Cost (b)		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (c)
Name of Center	Location	Encumbrances (a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Date Acquired	Life Upon Which Latest Statement of Operation is Computed
Paramus Park	Paramus, NJ	119,737	31,320	102,054	5,563	85,765	36,883	187,819	224,702	39,002	November, 2010	(d)
Park City Center	Lancaster, PA	120,081	42,451	195,409	—	9,917	42,451	205,326	247,777	49,385	November, 2010	(d)
Park Meadows	Denver, Colorado	699,221	—	—	187,010	979,418	187,010	979,418	1,166,428	44,906	November, 2019	(d)
Peachtree Mall	Columbus, GA	71,011	13,855	92,143	734	7,296	14,589	99,439	114,028	25,888	November, 2010	(d)
Pecanland Mall	Monroe, LA	80,969	12,943	73,231	—	13,964	12,943	87,195	100,138	25,474	November, 2010	(d)
Perimeter Mall	Atlanta, GA	274,980	—	—	125,584	454,364	125,584	454,364	579,948	26,605	November, 2019	(d)
Pioneer Place	Portland, OR	120,358	21,462	97,096	(3,890)	123,525	17,572	220,621	238,193	58,501	November, 2010	(d)
Prince Kuhio Plaza	Hilo, HI	38,536	—	52,373	—	26,440	—	78,813	78,813	33,524	November, 2010	(d)
Providence Place	Providence, RI	350,422	—	400,893	—	86,815	—	487,708	487,708	116,171	November, 2010	(d)
Quail Springs Mall	Oklahoma City, OK	62,305	40,523	149,571	(3,318)	20,830	37,205	170,401	207,606	41,132	June, 2013	(d)
River Hills Mall	Mankato, MN	65,858	16,207	85,608	(425)	13,448	15,782	99,056	114,838	27,291	November, 2010	(d)
Rivertown Crossings	Grandville, MI	132,139	47,790	181,770	711	12,791	48,501	194,561	243,062	48,891	November, 2010	(d)
Sooner Mall	Norman, OK	66,186	9,902	69,570	(321)	4,001	9,581	73,571	83,152	19,696	November, 2010	(d)
Spokane Valley Mall	Spokane, WA	49,430	16,817	100,209	(483)	(8,076)	16,334	92,133	108,467	29,906	November, 2010	(d)
Staten Island Mall	Staten Island, NY	226,068	102,227	375,612	11,118	352,171	113,345	727,783	841,128	148,127	November, 2010	(d)
Stonestown Galleria	San Francisco, CA	173,551	65,962	203,043	(1,686)	64,887	64,276	267,930	332,206	57,798	November, 2010	(d)
Southwest Plaza	Littleton, CO	109,398	19,024	203,044	(16)	(14,503)	19,008	188,541	207,549	82,142	November, 2010	(d)
The Shoppes at Buckland	Manchester, CT	111,619	35,180	146,474	(16,313)	(85,613)	18,867	60,861	79,728	1,380	November, 2010	(d)
The Streets at SouthPoint	Durham, NC	227,845	66,045	242,189	(74)	20,926	65,971	263,115	329,086	66,099	November, 2010	(d)
The Woodlands Mall	The Woodlands, TX	458,886	84,889	349,315	2,315	58,756	87,204	408,071	495,275	108,455	November, 2010	(d)
Town East Mall	Mesquite, TX	160,145	9,928	168,555	—	41,789	9,928	210,344	220,272	48,140	November, 2010	(d)
Towson Town Center	Coral Gables, FL	308,955	—	—	74,232	454,277	74,232	454,277	528,509	26,917	November, 2019	(d)
Tysons Galleria	McLean, VA	279,406	90,317	351,005	(105)	101,096	90,212	452,101	542,313	101,559	November, 2010	(d)
Valley Plaza Mall	Bakersfield, CA	227,762	38,964	211,930	6,763	53,091	45,727	265,021	310,748	59,285	November, 2010	(d)
Visalia Mall	Visalia, CA	73,696	11,912	80,185	—	6,916	11,912	87,101	99,013	21,291	November, 2010	(d)
Water Tower Place	Seattle, WA	361,143	85,443	308,331	—	442	85,443	308,773	394,216	19,489	May, 2020	(d)
Westlake Center	Wayne, NJ	51,071	19,055	129,295	(14,819)	(51,953)	4,236	77,342	81,578	26,563	November, 2010	(d)
Willowbrook		359,699	110,660	419,822	—	38,664	110,660	458,486	569,146	117,715	November, 2010	(d)
Office, other and construction in progress (e)		6,001,997	79,347	290,411	(78,655)	351,751	692	642,162	642,854	185,132
	Total	$16,320,786	$2,871,023	$9,442,719	$749,490	$4,782,697	$3,620,513	$14,225,416	$17,845,929	$2,967,879
_______________________________________________________________________________
(a)    See description of mortgages, notes and other loans payable in Note 6 of Notes to Consolidated Financial Statements. Includes $1.3 billion cross-collateralized loan.
(b)    Acquisition for individual properties represents historical cost at the end of the month acquired.
(c)    The aggregate cost of land, buildings and improvements of consolidated properties for federal income tax purposes is approximately $16.6 billion.
(d)    Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	10 - 45
Equipment and fixtures	3 - 20
Tenant improvements	Shorter of useful life or applicable lease term
(e)    Other retail properties.

Brookfield Property REIT Inc.
NOTES TO SCHEDULE III
(Dollars in thousands)

Reconciliation of Real Estate

	2020	2019	2018
(In thousands)
Balance at beginning of period	$17,840,627	$14,057,475	$21,444,712
Additions	636,185	4,740,235	818,570
Impairments	(173,708)	(253,121)	(64,699)
Dispositions, transfers and write-offs	(457,175)	(703,962)	(8,141,108)
Balance at end of period	$17,845,929	$17,840,627	$14,057,475

Reconciliation of Accumulated Depreciation

	2020	2019	2018
(In thousands)
Balance at beginning of period	$2,569,911	$2,214,603	$3,188,481
Depreciation expense	608,978	473,424	583,024
Dispositions, transfers and write-offs	(211,010)	(118,116)	(1,556,902)
Balance at end of period	$2,967,879	$2,569,911	$2,214,603