Form 10-Q
period 2021-03-31
Brookfield Property REIT Inc.
filed 2021-05-07
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2021

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
☐ Yes          ☒ No

The number of shares of Class A Stock, $.01 par value, outstanding on May 5, 2021 was 38,346,260.

Brookfield Property REIT Inc.

PART I        FINANCIAL INFORMATION

ITEM I        FINANCIAL STATEMENTS

Brookfield Property REIT Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,601,549	$3,620,513
Buildings and equipment	13,778,850	13,968,906
Less accumulated depreciation	(2,978,657)	(2,967,879)
Construction in progress	270,992	256,510
Net property and equipment	14,672,734	14,878,050
Investment in Unconsolidated Real Estate Affiliates	4,256,378	4,342,995
Net investment in real estate	18,929,112	19,221,045
Cash and cash equivalents	189,183	204,541
Accounts receivable, net	406,241	524,982
Notes receivable	38,244	45,553
Deferred expenses, net	156,751	158,633
Prepaid expenses and other assets (see Notes 7 and 14)	866,199	827,746
Deferred tax assets, net	652,053	655,060
Assets held for disposition	—	242,404
Total assets	$21,237,783	$21,879,964
Liabilities:
Mortgages, notes and loans payable (including related party debt - see Note 6)	$16,049,687	$16,114,586
Investment in Unconsolidated Real Estate Affiliates	153,247	151,095
Accounts payable and accrued expenses (see Notes 7 and 15)	935,544	993,617
Dividend payable	68	903
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	—	263,141
Total liabilities	17,344,746	17,729,542
Redeemable Class A equity interests	823,477	839,143
Redeemable noncontrolling interests	60,453	60,826
Total redeemable interests	883,930	899,969
Equity:
Class B Stock & Series B Preferred Stock (collectively, "Combined Class B Stock"): 5,907,500,000 shares authorized, $0.01 par value, 527,421,814 and 526,042,279 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (see Note 9)	5,275	5,261
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of March 31, 2021 and December 31, 2020	6,401	6,401
Preferred Stock: 500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	242,042	242,042
Additional paid-in capital	7,392,558	7,363,064
Accumulated deficit	(5,918,536)	(5,674,064)
Accumulated other comprehensive loss	(98,374)	(99,418)
Total stockholders' equity	1,629,366	1,843,286
Noncontrolling interests in Consolidated Real Estate Affiliates	12,577	13,444
Noncontrolling interests of the Operating Partnership	1,367,164	1,393,723
Total equity	3,009,107	3,250,453
Total liabilities, redeemable interests and equity	$21,237,783	$21,879,964

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share amounts)
Revenues:
Rental revenues, net	$326,923	$351,829
Management fees and other corporate revenues	31,501	35,338
Other	9,974	16,463
Total revenues	368,398	403,630
Operating Expenses:
Real estate taxes	51,093	47,807
Property maintenance costs	9,803	9,146
Marketing	808	764
Other property operating costs	48,877	49,821
Property management and other costs	49,283	60,975
General and administrative	5,237	4,890
Provision for note receivable loss	7,911	—
Provision for impairment	106,991	—
Depreciation and amortization	151,537	157,346
Total operating expenses	431,540	330,749
Interest and dividend income	1,374	3,096
Interest expense	(169,194)	(178,802)
Gain on extinguishment of debt	13,123	—
Gain from changes in control of investment properties and other, net	1,824	—
Loss before income taxes, equity in income (loss) of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	(216,015)	(102,825)
Provision for income taxes	(2,943)	(5,428)
Equity in loss of Unconsolidated Real Estate Affiliates	(34,453)	(4,843)
Unconsolidated Real Estate Affiliates - (loss) gain on investment, net	(2,140)	12,647
Net loss	(255,551)	(100,449)
Allocation to noncontrolling interests	26,430	18,622
Net loss attributable to Brookfield Property REIT Inc.	$(229,121)	$(81,827)
Class A Stock Earnings Per Share (See Note 10):
Basic & Diluted Earnings Per Share	$0.3325	$0.3325

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share amounts)
Comprehensive Loss, Net:
Net loss	$(255,551)	$(100,449)
Other comprehensive income (loss)
Foreign currency translation	1,102	(14,381)
Net unrealized gain (losses) on other financial instruments	52	(1)
Other comprehensive income (loss)	1,154	(14,382)
Comprehensive loss	(254,397)	(114,831)
Comprehensive loss allocated to noncontrolling interests	26,320	18,622
Comprehensive loss attributable to Brookfield Property REIT Inc.	$(228,077)	$(96,209)

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2020	$4,937	$6,401	$242,042	$6,670,844	$(5,076,455)	$(85,402)	$1,532,740	$3,295,107	$1,354,234

Net income (loss)					(102,334)		(19,532)	(121,866)	20,507
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(195)	(195)
Buyback of Class A Stock					2,082			2,082	(17,955)
Buyback of Class B-1 Stock								—
Series K Preferred Unit redemption					1,868		(28,975)	(27,107)
Preferred stock dividend ($0.3984 per share)					(3,984)			(3,984)
Other comprehensive loss						(14,382)		(14,382)
Restricted stock grants, net of forfeitures (814,702 Class A Stock)				—				—	1,257
Class A Conversion to Class B-1 (7,326,917 Class A Shares converted to 5,153,748 Class B-1 Shares)	51			110,187	43,629			153,867	(153,867)
Dividends on Class A Stock ($0.3325 per share)								—	(20,507)

Balance at March 31, 2020	$4,988	$6,401	$242,042	$6,781,031	$(5,135,194)	$(99,784)	$1,484,038	$3,283,522	$1,183,669

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2021	$5,261	$6,401	$242,042	$7,363,064	$(5,674,064)	$(99,418)	$1,407,167	$3,250,453	$839,143

Net income (loss)					(242,632)		(27,354)	(269,986)	13,511
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(182)	(182)
Long Term Incentive Plan & Stock Option Expense					23			23
Buyback of Class A Stock					2,055			2,055	(17,681)
Series K Preferred Unit redemption					47			47
Preferred stock dividend ($0.3984 per share)					(3,984)			(3,984)
Other comprehensive loss						1,044	110	1,154
Restricted stock grants, net of forfeitures (855,051 Class A Stock)					17			17	2,025
Class A Conversion to Class B-1 (479 Class A Shares converted to 385 Class B-1 Shares)				8	2			10	(10)
Dividends on Class A Stock ($0.3325 per share)								—	(13,511)
Class B-1 Equity Issuance	14			29,486				29,500

Balance at March 31, 2021	$5,275	$6,401	$242,042	$7,392,558	$(5,918,536)	$(98,374)	$1,379,741	$3,009,107	$823,477

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Cash Flows (used in) provided by Operating Activities:
Net (loss) income	$(255,551)	$(100,449)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss of Unconsolidated Real Estate Affiliates	34,453	4,843
Distributions received from Unconsolidated Real Estate Affiliates	6,327	17,305
Provision for doubtful accounts	(171)	4,973
Depreciation and amortization	151,537	157,346
Amortization/write-off of deferred finance costs	9,153	7,906
Accretion/write-off of debt market rate adjustments	(406)	(336)
Amortization of intangibles other than in-place leases	(3,712)	8,054
Amortization of right-of-use assets	2,397	2,930
Straight-line rent amortization	(14,098)	(4,476)
Deferred income taxes	3,007	6,419
Unconsolidated Real Estate Affiliates - loss (gain) on investment, net	2,140	(12,647)
Gain from changes in control of investment properties and other, net	(1,824)	—
Provision for impairment	106,991	—
Gain on extinguishment of debt	(13,123)	—
Provision for loan loss	7,911	—
Net changes:
Accounts and notes receivable, net	132,177	(8,732)
Prepaid expenses and other assets (see Notes 7 and 14)	22,298	3,420
Deferred expenses, net	(4,780)	(1,433)
Accounts payable and accrued expenses (see Notes 7 and 15)	(30,549)	(68,036)
Other, net	1,439	(6,104)
Net cash (used in) provided by operating activities	155,616	10,983
Cash Flows (used in) Investing Activities:
Development of real estate and property improvements	(67,333)	(83,623)
Proceeds from repayment of loans to joint venture and joint venture partners	10	—
Net proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	(1,940)	81,024
Contributions to Unconsolidated Real Estate Affiliates	(22,767)	(20,831)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	68,633	34,685
Net cash (used in) investing activities	(23,397)	11,255
Cash Flows provided by Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable (including related party debt - see Note 6)	40,177	246,000
Principal payments on mortgages, notes and loans payable - (including related party debt - see Note 6)	(113,820)	(222,687)
Payment of deferred finance costs	(221)	—
Issuances of Class B Stock	29,500	—
Buyback of Class A Stock	(15,625)	(15,873)
Series K preferred unit redemptions	(326)	(28,387)
Cash contributions from noncontrolling interests in consolidated real estate affiliates	—	31,688
Cash distributions paid to stockholders	(13,511)	(20,507)
Cash distributions paid to preferred stockholders	(3,984)	—
Cash distributions and redemptions paid to unit holders	(1,941)	(1,104)
Net cash provided by financing activities	(79,751)	(10,870)
Net change in cash, cash equivalents and restricted cash	52,468	11,368
Cash, cash equivalents and restricted cash at beginning of period	368,610	275,512
Cash, cash equivalents and restricted cash at end of period	$421,078	$286,880

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$134,253	$169,715
Interest capitalized	2,509	1,687
Income taxes paid (refund)	(96)	571
Accrued capital expenditures included in accounts payable and accrued expenses	253,425	279,545
Cash paid for amounts included in the measurement of lease liabilities	2,377	2,336

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1        ORGANIZATION

Readers of this Quarterly Report on Form 10-Q (this "Quarterly Report") should refer to the Company's (as defined below) audited consolidated financial statements for the year ended December 31, 2020 which are included in the Company's Annual Report on Form 10-K (our "Annual Report") for the fiscal year ended December 31, 2020 (Commission File No. 001-34948), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report. Unless context otherwise requires, capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

Brookfield Property REIT Inc. (referred to herein as "BPYU" or the "Company"), formerly known as GGP Inc. ("GGP"), a Delaware corporation, was organized in July 2010 and is an externally managed real estate investment trust ("REIT").

On March 26, 2018, GGP and Brookfield Property Partners L.P. ("BPY") entered into an agreement and plan of merger (as amended by the amendment thereto dated June 25, 2018, the "Merger Agreement") pursuant to which BPY acquired all of the shares of GGP common stock, par value $0.01 per share, that BPY and its affiliates did not already own through a series of transactions (collectively, the "BPY Transaction of 2018"), including, among other things, the exchange of all shares of GGP common stock owned by certain affiliates of BPY and any subsidiary of GGP for a newly authorized series of preferred stock of GGP designated Series B Preferred Stock (the "Class B Exchange") and the payment of a special dividend payable to certain holders of record of GGP common stock pursuant to the terms of the Merger Agreement (the "Pre-Closing Dividend").

BPYU is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. In these notes, the terms "we," "us" and "our" refer to BPYU and its subsidiaries. BPYU, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of March 31, 2021, we were the owner, either entirely or with joint venture partners, of 119 retail properties in the United States.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of March 31, 2021, BPYU held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through BPR REIT Services LLC ("BPRRS"), Brookfield Properties Retail Inc. ("BPRI") and General Growth Management, Inc. ("GGMI"). Each of GGMI and BPRI is a taxable REIT subsidiary ("TRS"), which earn real estate management, leasing, development, and financing fees for other ancillary services for a majority of our Unconsolidated Real Estate Affiliates (defined below) and for substantially all of our Consolidated Properties (defined below). BPRI also serves as a contractor to GGMI for these services and provides fee-based services to other affiliates of BPY. BPRRS generally provides financial, accounting, tax, legal, development, and other services to our Consolidated Properties.

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

On April 1, 2021, Brookfield Asset Management Inc. ("Brookfield Asset Management" or "BAM") announced an agreement to acquire all of the limited partnership units of BPY that it does not already own ("BPY units") at a value of $18.17 per BPY unit, or $6.5 billion in total value. Under the agreement, BPY unitholders are expected to have the ability to elect to receive, per BPY unit and subject to pro ration, a combination of (i) 0.3979 Class A limited voting shares of BAM ("Brookfield Shares"), (ii) $18.17 in cash, and/or (iii) 0.7268 of BPY preferred units with a liquidation preference of $25.00 per unit. Pro-ration will be based on a maximum cash consideration of approximately 50% of the total value of the BPY units ($3.27 billion in total cash payable to public unitholders), a maximum amount of Brookfield Shares equal to approximately 42% of the total value of the BPY units (59.3 million Brookfield Shares payable to public unitholders), and a maximum amount of BPY preferred units with

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

a liquidation value of approximately 8% of the total value of the BPY units ($500 million in liquidation preference of BPY preferred units payable to public unitholders).

In accordance with the terms of the Company's charter, any holders of the Company's Class A Stock at the closing of the transaction will receive the same per share consideration as will be received by BPY unitholders who have not made an election, being a combination of approximately 50% cash, 42% Brookfield Shares and 8% BPY preferred units (subject to pro-ration). The aggregate consideration of $6.5 billion payable to BPY unitholders in the transaction includes the amount payable to the public holders of shares of the Company's Class A Stock. It is also expected that the Company's 6.375% Series A Cumulative Redeemable Preferred Stock will be redeemed at its par value of $25.00 per share, plus any accrued and unpaid dividends, at or around the closing of the transaction.

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of March 31, 2021
Tenant leases:
In-place value	$273,556	$(95,810)	$177,746

As of December 31, 2020
Tenant leases:
In-place value	$302,296	$(107,210)	$195,086

The above-market tenant leases are included in prepaid expenses and other assets (Note 14); the below-market tenant leases are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended March 31,
	2021	2020
Amortization/accretion effect on continuing operations	$(13,629)	$(29,059)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2021 Remaining	$29,775
2022	31,049
2023	23,649
2024	19,514
2025	16,967

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

Lessor arrangements
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of March 31, 2021, we do not have any material sales-type or direct financing leases.
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

With respect to our consolidated properties, for the three months ended March 31, 2021, our balance associated with potentially uncollectible revenues decreased by $3.7 million. With respect to our Unconsolidated Real Estate Affiliates, for the three months ended March 31, 2021, our balance associated with potentially uncollectible revenues for our Unconsolidated Real Estate Affiliates decreased by $1.6 million, which includes $0.7 million for straight-line rent receivables. Of these amounts for the three months ended March 31, 2021, our share totaled $0.6 million which includes $0.3 million for straight-line rent receivables.

With respect to our consolidated properties, for the year ended December 31, 2020, we have recorded $42.3 million, associated with potentially uncollectible revenues, which includes $5.3 million, for straight-line rent receivables. With respect to our Unconsolidated Real Estate Affiliates, for the year ended December 31, 2020, our Unconsolidated Real Estate Affiliates have recorded $68.7 million, associated with potentially uncollectible revenues, which includes $8.6 million, for straight-line rent receivables. Of these amounts for the year ended December 31, 2020, our share totaled $33.8 million, which includes $4.2 million, for straight-line rent receivables.

As of March 31, 2021, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, has collected approximately 86% of first quarter rents. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance. The Company continues to make meaningful progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company's tenants requesting rental assistance, whether in the form of deferral or rent reduction. As of March 31, 2021, in response to the COVID-19 pandemic, the Company granted rent deferrals and rent abatements of 1% and 3% of rents, respectively. The rent abatements granted were considered lease modifications and will be recognized prospectively over the remaining lease terms from the period of the rent that was abated. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Deferred expenses

The new leasing standard defines initial direct costs as incremental costs of a lease that would not have been incurred if the lease had not been obtained. These initial direct costs (consisting primarily of leasing commissions) are recognized as deferred expenses on our Consolidated Balance Sheet and are amortized using the straight-line method over the life of the leases. Other leasing costs which do not meet the definition of initial direct costs (consisting primarily of internal legal and leasing overhead costs) are expensed as incurred and included in property management and other costs in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	Three Months Ended March 31,
	2021	2020
Management fees from affiliates	$31,501	$35,338
Management fee expense	(11,027)	(11,286)
Net management fees from affiliates	$20,474	$24,052

Management Fee Expense

Following the BPY Transaction of 2018, certain BAM owned entities provide certain management and administration services to BPYU. BPYU and its affiliates pay a management fee based on market capitalization and metrics defined by management. For the first twelve months following closing of the BPY Transaction of 2018, BAM agreed to waive management fees payable by BPYU. For the three months ended March 31, 2021 and 2020, respectively, the Company accrued base management fees of $4.1 million and $4.5 million due to BAM; which are included in the accounts payable and accrued expenses on the Consolidated Balance Sheets and in property management and other costs on the Consolidated Statements of Operations and Comprehensive Loss.

Following the BPY Transaction of 2018, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the three months ended March 31, 2021 and 2020.

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

Impairment charges are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the carrying value of a property is not recoverable and it exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition. The Company continues to evaluate its strategies as to individual assets which could impact the evaluation and timing of when an impairment is recorded.

During the three months ended March 31, 2021,we recorded an impairment charge of $107.0 million on our Consolidated Statements of Operations and Comprehensive Loss. Specifically, $77.5 million of impairment was recognized for two operating properties where the Company’s expected holding period for the assets changed due to an increased probability of a near-term disposition and $29.5 million of impairment was recognized based on an update to the Company’s estimated probability of obtaining concessions from the creditor at an operating property for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments.

During the three months ended March 31, 2020, no provisions for impairment were recognized.

A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of March 31, 2021 was based on the most current information available to the Company. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $985.0 million and $1,015.0 million outstanding under our credit facility as of March 31, 2021 and December 31, 2020, respectively.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This temporary guidance is effective as of March 12, 2020 through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). The Company has not adopted any of the optional expedients or exceptions as of March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

During the three months ended March 31, 2021, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased an additional 1,118,060 shares of Class A Units in PFC Associates LLC (P.F. Chang's) (par value $0.01 per share) at a price of $1.00 per share, for a $1.1 million additional investment and a total investment of $11.5 million. P.F. Chang's is a tenant at certain properties for which we receive rental income included in rental revenues on the Consolidated Statements of Operations and Comprehensive Loss. The investment is accounted for using the cost method as the Company has neither control nor significant influence over P.F. Chang's and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

As of January 1, 2021, the Company conveyed North Point Mall to the property's lender in satisfaction of $247.0 million in outstanding debt. Accordingly, the Company recognized a gain of $13.1 million and $1.8 million included in gain on extinguishment of debt and gain on changes in control of investment properties, respectively on our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

As of January 1, 2021, the Company conveyed Florence Mall to the property's lender in satisfaction of $90.0 million in outstanding debt. Accordingly, the Company recognized a loss of $4.2 million included in Unconsolidated Real Estate Affiliates - gain (loss) on investment, net on our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021.

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

On February 21, 2020, the Company completed the sale of eight outparcels for a gross sales price of $12.1 million, which resulted in a gain of $7.8 million included in Other Revenues on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020. All of the eight outparcels were located at consolidated entities.

On February 7, 2020, our joint venture partner at the SoNo Collection contributed $70.8 million in additional capital to the joint venture, resulting in a dilution of the Company’s ownership interest from 17.0% to 12.9%.

On January 14, 2020, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 758,725 shares of Common Stock in Allied Esports Entertainment, Inc. (par value $0.01 per share) at a price of $6.59 per share, for a $5.0 million total investment. The investment was marked to fair value as of March 31, 2021, which resulted in a gain of $1.0 million and a loss of $3.8 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020, respectively. This investment resulted in a 3.2% ownership interest in Allied Esports Entertainment, Inc. The investment is accounted for at fair value as the Company has neither control nor significant influence over Allied Esports Entertainment, Inc. and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On January 9, 2020, the Company completed the sale of its 27.0% interest in Aero OpCo LLC ("Aeropostale") for a gross sales price of $36.0 million, which resulted in a gain on the sale of $15.1 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020.

On January 9, 2020, the Company completed the sale of its 1.2% interest in Authentic Brands Group LLC ("ABG") for a gross sales price of $33.5 million, which resulted in a gain on the sale of $1.4 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded. During the three months ended March 31, 2021, we recognized $107.0 million in impairment charges. There were no impairment charges recorded during the three months ended March 31, 2020.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Three months ended March 31, 2021
Investments in real estate (1)	$117,411	$—	$38,000	$79,411	$106,991
Three months ended March 31, 2020
Investments in real estate (1)	$—	$—	$—	$—	$—
(1)    The impairment recorded on the Investments in real estate balance represents a loss incurred at a consolidated property. Refer to Note 5 for information regarding the impairment losses recorded on our Unconsolidated Real Estate Affiliates.

Unobservable Quantitative Input	Rate
Three months ended March 31, 2021
Discount rate	14.00%
Terminal capitalization rate	9.50%
Three months ended March 31, 2020
Discount rates	N/A
Terminal capitalization rate	N/A

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$8,558,327	$8,516,331	$8,581,538	$8,556,275
Variable-rate debt	7,491,360	7,543,802	7,533,048	7,583,107
	$16,049,687	$16,060,133	$16,114,586	$16,139,382

(1)     Includes net market rate adjustments of $2.7 million and deferred financing costs of $96.8 million, net.
(2)    Includes net market rate adjustments of $3.2 million and deferred financing costs of $105.9 million, net.

The fair value of our junior subordinated notes approximates their carrying amount as of March 31, 2021 and December 31, 2020. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	March 31, 2021	December 31, 2020
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$3,432,054	$3,436,531
Buildings and equipment	21,814,067	21,861,373
Less accumulated depreciation	(4,749,001)	(4,584,222)
Construction in progress	383,079	360,681
Net investment in real estate	20,880,199	21,074,363
Cash and cash equivalents	594,774	601,138
Accounts receivable, net	605,614	684,035
Notes receivable	20,637	20,490
Deferred expenses, net	376,640	387,073
Prepaid expenses and other assets	581,907	592,288
Total assets	$23,059,771	$23,359,387
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$14,552,203	$14,648,187
Accounts payable, accrued expenses, and other liabilities	978,257	996,380
Cumulative effect of foreign currency translation ("CFCT")	(33,821)	(29,453)
Owners' equity, excluding CFCT	7,563,132	7,744,273
Total liabilities and owners' equity	$23,059,771	$23,359,387
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$7,529,311	$7,714,820
Less: joint venture partners' equity	(4,230,516)	(4,317,525)
Plus: excess investment/basis differences	769,130	761,503
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	4,067,925	4,158,798
Investment in Unconsolidated Real Estate Affiliates, net (securities)	35,206	33,102
Investment in Unconsolidated Real Estate Affiliates, net	$4,103,131	$4,191,900
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$4,256,378	$4,342,995
Liability - Investment in Unconsolidated Real Estate Affiliates	(153,247)	(151,095)
Investment in Unconsolidated Real Estate Affiliates, net	$4,103,131	$4,191,900

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Condensed Combined Statements of Loss - Unconsolidated Real Estate Affiliates
Revenues:
Rental revenues, net	$462,366	$550,595
Condominium sales	—	16,215
Other	9,816	18,144
Total revenues	472,182	584,954
Operating Expenses:
Real estate taxes	50,005	58,359
Property maintenance costs	12,530	12,930
Marketing	5,196	6,326
Other property operating costs	68,883	75,983
Condominium cost of sales	—	9,918
Property management and other costs (1)	25,995	25,509
General and administrative	783	408
Provision for impairment	6,677	—
Depreciation and amortization	210,707	230,394
Total operating expenses	380,776	419,827
Interest income	251	2,551
Interest expense	(165,832)	(169,817)
Provision for income taxes	(299)	(503)
Loss from continuing operations	(74,474)	(2,642)
Allocation to noncontrolling interests	148	(12)
Net loss attributable to the ventures	$(74,326)	$(2,654)
Equity In Loss of Unconsolidated Real Estate Affiliates:
Net loss attributable to the ventures	$(74,326)	$(2,654)
Joint venture partners' share of loss	42,295	3,798
Amortization of capital or basis differences	(2,422)	(5,987)
Equity in loss of Unconsolidated Real Estate Affiliates	$(34,453)	$(4,843)

(1)     Includes management fees charged to the unconsolidated joint ventures by BPRRS and BPRI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 23 domestic joint ventures, comprising 57 U.S. retail properties and one joint venture in Brazil, which was sold subsequent to March 31, 2021 (Note 18). Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method (adjusted for impairment and observable price changes). If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

As of March 31, 2021, the balance of ROU assets was $67.4 million, net and lease liabilities of $69.6 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. As of December 31, 2020, the balance of ROU assets was $67.7 million, net and lease liabilities was $69.9 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. All of these leases are operating leases; we do not have any finance leases.

During the three months ended March 31, 2021, we recorded $6.7 million of impairment charges on our Condensed Combined Statements of Income (Loss) - Unconsolidated Real Estate Affiliates related to one operating property. During the three months ended March 31, 2020, no provisions for impairment were recognized.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $6.9 billion as of March 31, 2021 and $6.9 billion as of December 31, 2020, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

As of January 1, 2021, the Company conveyed Florence Mall to the lender in satisfaction of $90.0 million in outstanding debt. Accordingly, the Company recognized a loss of $4.2 million included in Unconsolidated Real Estate Affiliates - gain (loss) on investment, net on our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, the Company suspended equity contributions to make contractual interest and/or principal payments on six property level mortgages. During the year ended December 31, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on eight property level mortgages. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. During the three months ended March 31, 2021, the Company accrued $8.4 million of default interest related to these mortgages per contractual debt agreements. As of December 31, 2020, the Company had accrued $26.8 million of default interest related to these mortgages per contractual debt agreements.

In total at share, the Company suspended equity contributions to make contractual interest and/or principal payments on a total of $484.1 million of property level mortgages and the related Investment in Real Estate securing these loans has a carrying value of $451.2 million.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $79.9 million at one property as of March 31, 2021, and $79.7 million as of December 31, 2020. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of March 31, 2021, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	March 31, 2021 (1)	Weighted-Average Interest Rate (2)	December 31, 2020 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$7,625,076	4.20%	$7,649,040	4.19%
Senior secured notes - silver bonds	933,251	5.75%	932,498	5.75%
Total fixed-rate debt	8,558,327	4.37%	8,581,538	4.36%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,527,295	3.84%	2,534,781	4.01%
Unsecured corporate debt (5)	4,964,065	2.76%	4,998,267	2.80%
Total variable-rate debt	7,491,360	3.12%	7,533,048	3.21%
Total Mortgages, notes and loans payable	$16,049,687	3.79%	$16,114,586	3.82%
Junior subordinated notes	$206,200	1.66%	$206,200	1.66%

(1)     Includes $2.7 million of market rate adjustments and $96.8 million of deferred financing costs, net.
(2)    Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.
(3)     Includes $3.2 million of market rate adjustments and $105.9 million of deferred financing costs, net.
(4)     $1.3 billion of the variable-rate balance is cross-collateralized.
(5)    Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Loan Extension, Notes and Loans Payable

As of March 31, 2021, $15.3 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.3 billion of debt, are cross-collateralized. Although a majority of the $10.2 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $707.7 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPYU. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

During the three months ended March 31, 2021, the Company suspended equity contributions to make contractual interest and/or principal payments on seven consolidated property level mortgages, including one mortgage that is in maturity default. During the year ended December 31, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on ten property level mortgages. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. During the three months ended March 31, 2021, the Company accrued $4.8 million of default interest related to these mortgages per contractual debt agreements. As of December 31, 2020, the Company had accrued $19.8 million of default interest related to these mortgages per contractual debt agreements.

As of March 31, 2021, the Company suspended equity contributions to make contractual interest and/or principal payments on a total of $723.8 million of consolidated property level mortgages and the related investment in real estate securing these loans has a carrying value of $697.4 million.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

As of January 1, 2021, the Company conveyed North Point Mall to the property's lender in satisfaction of $247.0 million in outstanding debt. Accordingly, the Company recognized a gain of $13.1 million and $1.8 million included in gain on extinguishment of debt and gain on changes in control of investment properties, respectively on our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021.
During the year ended December 31, 2020, the Company completed the following transactions:

•Three-year extension of the indebtedness on Fox River Mall in amount of $187.0 million with a maturity date of June 1, 2024. The transaction incurred fees in the amount of $3.1 million, due on December 31, 2020.

•One-year extension of a $1.3 billion loan secured by cross-collateralized mortgages on 15 properties with an interest rate of LIBOR plus 1.75%, which matured on April 25, 2021. An extension fee of $1.6 million was paid in conjunction with the extension. Refer to Note 18 for additional information.

Corporate and Other Unsecured Loans

We have certain debt obligations, the terms of which are described below:

	March 31, 2021 (1)	Weighted-Average Interest Rate	December 31, 2020 (2)	Weighted-Average Interest Rate
Corporate debt:
Senior secured corporate debt	$5,024,904	2.76%	$5,064,522	2.80%
Senior secured notes - silver bonds	945,360	5.75%	945,360	5.75%
Total corporate debt	$5,970,264	3.23%	6,009,882	3.26%

(1)    Excludes deferred financing costs of $72.9 million in 2021 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.
(2)    Excludes deferred financing costs of $79.1 million in 2020 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes - Silver Bonds due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026. During the year ended December 31, 2020, the Company made principal payments totaling $54.6 million. The remaining outstanding balance as of March 31, 2021 was $945.4 million.

On June 25, 2019, the Company secured a $70.5 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bore interest at a rate equal to LIBOR plus 2.75% and was scheduled to mature on June 25, 2029. During the year ended December 31, 2020, the Company repaid this loan in full. On February 10, 2020, the Company secured an additional $27.0 million subordinated unsecured note with Brookfield BPY Holdings Inc. The note bears interest at rate equal to LIBOR plus 2.75%, and matures on February 10, 2030. On August 27, 2020, the Company made a principal payment of $19.5 million. On March 25, 2020, the Company secured another $29.0 million note. The note bears interest at rate equal to LIBOR plus 2.75%, and matures on March 25, 2030. On May 19, 2020, the Company secured an additional $25.0 million subordinated unsecured note with Brookfield BPY Holdings Inc., and another $45.0 million on May 22, 2020. The notes were repaid in full on June 18, 2020 and July 16, 2020, respectively. On June 25, 2020, the Company secured another $25.0 million subordinated unsecured note at an interest rate equal to LIBOR plus 1.94% that is scheduled to mature on August 27, 2022. The total outstanding balance of the notes as of March 31, 2021 was $63.4 million, including $1.9 million of payment-in-kind interest.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $985.0 million as of March 31, 2021. The Term A-1 Loan has a total

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the quarter ended March 31, 2021, the Company made a principal payment in the amount of $4.8 million, and the remaining outstanding balance as of March 31, 2021 was $21.0 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance at March 31, 2021 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the quarter ended March 31, 2021, the Company made a principal payment in the amount of $5.0 million. The total outstanding balance of the Term B loan as of March 31, 2021 was $1,945.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

As of March 31, 2021, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (See Note 17 for discussion specific to COVID-19), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available,

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust"), completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $49.8 million as of March 31, 2021 and $50.1 million as of December 31, 2020. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of material non-compliance with our financial covenants related to our mortgages, notes and loans payable as of March 31, 2021.

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

As of March 31, 2021, the balance of ROU assets was $390.3 million, net and lease liabilities of $73.9 million for seven ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The maturity of our operating lease liabilities as of March 31, 2021 is as follows:

Year	Amount
Remainder of 2021	$7,093
2022	9,704
2023	9,968
2024	10,200
2025	10,439
2026	10,684
2027 and thereafter	144,328
Total undiscounted lease payments	202,416
Less: Present value adjustment	(128,514)
Total lease liability	$73,902

Straight-line rent expense recognized for our consolidated operating leases is as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Ground leases	1,774	2,399
Office leases	1,964	1,964

Straight-line rent expense is included in other property operating costs for ground leases and property management and other costs for the office lease, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for each of the three months ended March 31, 2021 and 2020 and are included in other property operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following summarizes additional information related to our operating leases as of March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (years)	23.3	23.2
Weighted-average discount rate	7.69%	7.67%

Supplemental disclosure for the consolidated statements of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$2,377	$2,336

Lessor arrangements
We own a property portfolio comprised primarily of Class A retail properties and lease this retail space to tenants. As of March 31, 2021, we own a controlling interest in and consolidated 62 retail properties located throughout the United States comprising approximately 54 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in the remainder of year 2021 and typically include renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The maturity analysis of the lease payments we expect to receive from our operating leases as of March 31, 2021 is as follows:

Year	Amount
Remainder of 2021	$750,388
2022	923,135
2023	808,919
2024	685,504
2025	568,089
2026	473,326
Subsequent	1,391,642
$5,601,003

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

In accordance with the terms of our operating leases, we bill our tenants separately for minimum rents, tenant recoveries, overage rents and lease termination income as shown below for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Minimum rents, billed	$235,301	$253,509
Tenant recoveries, billed	91,290	99,045
Lease termination income, billed	10,339	854
Overage rent, billed	6,593	5,394
COVID-19 rent abatements granted	(36,159)	—
Total contractual operating lease billings	307,364	358,802
Adjustment to recognize contractual operating lease billings on a straight-line basis	14,098	4,476
Above and below-market tenant leases, net	5,290	(6,476)
Less provision for doubtful accounts	171	(4,973)
Total rental revenues, net	$326,923	$351,829

As a result of the COVID-19 pandemic, a significant portion of the Company’s tenants requested rental assistance, whether in the form of deferral or rent reduction. Lease concessions granted in response to the COVID-19 pandemic are accounted for as a lease modification and are recognized prospectively over the remaining lease term when they become legally enforceable. However, prior to the legal execution of the lease concession, when establishing its general allowance, the Company recognizes the portion of estimated concessions that is deemed attributable to the current period through consideration of weighted average remaining lease terms. In the table above, contractual operating lease billings are reduced by rent abatements executed during the period. Such rent abatements, net of estimated lease concessions previously recognized in the general allowance, are recognized as an increase to straight-line rent receivables. In the table above, such amounts are included in the adjustment to recognize contractual operating lease billings on a straight-line basis.

Of the total contractual rental revenues we have billed, 71.2% and 79.4% are fixed lease payments for the three months ended March 31, 2021, and 2020, respectively.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income and capital gains. Depending on the extended due date for partnership and corporate income tax returns, we are statutorily open to audit by the Internal Revenue Service for the years ended December 31, 2017 through 2020 and are generally statutorily open to audit by state taxing authorities for the years ended December 31, 2016 through 2020.

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of March 31, 2021.

NOTE 9     EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Allocation to Noncontrolling Interests

Noncontrolling interests consists of the redeemable interests related to BPROP Common, Preferred, and LTIP Units and the noncontrolling interest in our consolidated joint ventures. The following table reflects the activity included in the allocation to noncontrolling interests.

	Three Months Ended March 31,
	2021	2020
Distributions to preferred BPROP units ("Preferred Units")	$(924)	$(910)
Net loss allocated to noncontrolling interest in consolidated real estate affiliates	53,913	9,030
Net loss allocated to noncontrolling interest of the Operating Partnership (1)	(26,559)	10,502
Allocation to noncontrolling interests	26,430	18,622
Other comprehensive loss allocated to noncontrolling interests	(110)	—
Comprehensive loss allocated to noncontrolling interests	$26,320	$18,622
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

Noncontrolling Interests - Permanent

As of March 31, 2021, there were 9,717.658 Series B Preferred Units of BPROP outstanding. The Series B Preferred Units have a carrying value of $50 per unit.

Also, as of March 31, 2021, there were 776,734.3886 Common Units of BPROP outstanding and 315,992.1238 Series K Preferred Units of BPROP (held by former common unit holders). These Series K Units were established at $21 per unit and are not subject to adjustment based on fair value.

Noncontrolling Interests - Redeemable

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. Upon conversion, each Series D Preferred Unit entitles its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio. As of March 31, 2021, there were 532,749.6574 Series D Preferred Units of BPROP outstanding.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. Upon conversion, each Series E Preferred Unit entitles its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio. As of March 31, 2021, there were 502,657.8128 Series E Preferred Units of BPROP outstanding.

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

Each LTIP Unit of BPROP is convertible into, and, except for the level of preference, entitles its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction of 2018 is redeemable for a cash amount equal to the average closing price of BPYU's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPYU may elect to satisfy such redemption by delivering one share of BPYU's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of March 31, 2021, the aggregate amount of cash the Company would have paid would have been $694.0 million and $56.2 million, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table reflects the activity of the common redeemable noncontrolling interests for the three months ended March 31, 2021 and 2020.

Balance at January 1, 2020	$62,235
Net income	(441)
Series K Preferred Unit redemption	(388)
Balance at March 31, 2020	61,406

Balance at January 1, 2021	$60,826
Series K Preferred Unit redemption	(373)
Balance at March 31, 2021	$60,453

Redeemable Class A Stock

Class A Stock refers to the Company's Class A Stock, par value $0.01 per share, authorized and issued to GGP common stockholders that were unaffiliated with BPY as part of the BPY Transaction of 2018. The Company's Class A Stock is listed on the Nasdaq Global Select Market ("Nasdaq"). Our Class A Stock has traded on Nasdaq under the symbol "BPYU" since March 2, 2020, prior to which it traded under the symbol "BPR".

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

Class C Stock

Class C Stock refers to the Company's Class C Stock, par value $0.01 per share, authorized as part of the BPY Transaction of 2018. Pursuant to the amended charter and subject to the prior rights of holders of all classes, including the holders of Class A Stock, Class B Stock, Series B Preferred Stock and any series of preferred stock at the time outstanding having prior rights as to dividends, each share of Class C Stock will entitle its holder to dividends when, as and if declared by the Company's Board of Directors out of any assets of BPYU legally available therefore. The record and payment date for dividends on shares of Class C Stock shall be such date that the Company's Board of Directors shall designate.

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

Voting Rights

Stock Class	Authorized	Issued	Shares Outstanding	Votes per Share
Class A Stock	4,517,500,000	40,633,040	38,662,115	1:1
Class B-1 Stock	4,517,500,000	203,779,976	203,779,976	1:1
Class B-2 Stock	965,000,000	121,203,654	121,203,654	0:1
Series B Preferred Stock	425,000,000	202,438,184	202,438,184	1:1
Class C Stock	1,000,000,000	640,051,301	640,051,301	1:1

All share counts in table above are as of March 31, 2021.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2021
February 1	February 26, 2021	March 31, 2021	$0.3325
2020
November 5	November 30, 2020	December 31, 2020	$0.3325
August 5	August 31, 2020	September 30, 2020	$0.3325
May 7	May 29, 2020	June 30, 2020	$0.3325
February 5	February 28, 2020	March 31, 2020	$0.3325

Class A Stock Repurchases and Conversions

In the first quarter of 2020, BPYU purchased 855,000 shares of Class A Stock and deposited them in a trust account maintained by the Company's transfer agent for the benefit of individuals who received grants of restricted shares of Class A Stock pursuant to the Brookfield Property Group Restricted BPR Class A Stock Plan (the "Restricted Stock Plan"). These shares were purchased at an average price of $18.57 per share for an aggregate cost of approximately $15.87 million.

On August 5, 2020, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s
Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.

On August 18, 2020, a total of 7,321,155 shares of Class A stock were properly tendered for an aggregate cost of approximately $87.9 million, equal to $12.00 per share.

In the third quarter of 2020, BPYU purchased for cancellation 2,606,289 shares of Class A Stock at an average purchase price of $11.46 per share for an aggregate cost of approximately $29.87 million.

During the three months ended March 31, 2021, there were 479 shares of Class A Stock converted to 385 shares of Class B-1 Stock, at a weighted average price of $17.17 and $21.39, respectively.

In the first quarter of 2021, BPYU purchased 841,950 shares of Class A Stock and deposited them in a trust account maintained by the Company's transfer agent for the benefit of individuals who received grants of restricted shares of Class A Stock pursuant to the Restricted Stock Plan. These shares were purchased at an average price of $18.56 per share for an aggregate cost of approximately $15.63 million.

Class B Stock and Series B Preferred Stock Dividends

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the three months ended March 31, 2021 or in 2020.

Class B-1 Stock Issuance & Repurchase

In the third quarter 2020, BPYU issued 19,367,288 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of $414.3 million, equal to $21.39 per share.

During the three months ended March 31, 2021, BPYU issued 1,379,150 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of $29.5 million, equal to $21.39 per share.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Preferred Stock

On February 13, 2013, we issued, in a public offering, 10,000,000 shares of 6.375% Series A Cumulative Perpetual Preferred Stock (the "Pre-Merger Preferred Stock") at a price of $25.00 per share, resulting in net proceeds of $242.0 million after issuance costs. In connection with the BPY Transaction of 2018, each share of Pre-Merger Preferred Stock was converted into one share of 6.375% Series A cumulative redeemable preferred stock of BPYU (the "Series A Preferred Stock"). The Company's Series A Preferred Stock is listed on Nasdaq. Our Series A Preferred Stock has traded on Nasdaq under the symbol "BPYUP" since March 2, 2020, prior to which it traded under the symbol "BPRAP". The Series A Preferred Stock is recorded net of issuance costs within equity on our Consolidated Balance Sheets, and accrues a quarterly dividend at an annual rate of 6.375%. The dividend is paid in arrears in preference to dividends on our Class A Stock, and reduces net income available to stockholders, and therefore, earnings per share.

The Series A Preferred Stock does not have a stated maturity date but we may redeem the Series A Preferred Stock for $25.00 per share plus all accrued and unpaid dividends. Upon certain circumstances surrounding a change of control, holders of Series A Preferred Stock may elect to convert each share of their Series A Preferred Stock into a number of shares of Class A Stock or Class C Stock, at the option of the holder, equivalent to $25.00 plus accrued and unpaid dividends, but not to exceed a cap of 2.4679 shares of Class A Stock or Class C Stock (subject to certain adjustments related to splits, subdivisions, or combinations). The BPY Transaction of 2018 did not meet the definition of a change in control per the certificate of designation governing the Series A Preferred Stock.

Our Board of Directors declared preferred stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2021
May 6	June 15, 2021	July 1, 2021	$0.3984
February 1	March 15, 2021	April 1, 2021	$0.3984
2020
November 5	December 15, 2020	January 1, 2021	$0.3984
August 5	September 15, 2020	October 1, 2020	$0.3984
May 7	June 15, 2020	July 1, 2020	$0.3984
February 5	March 15, 2020	April 1, 2020	$0.3984

Accumulated Other Comprehensive Loss

The following table reflects the components of accumulated other comprehensive loss as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Net unrealized gains on financial instruments	$81	$(10)
Foreign currency translation	(99,724)	(99,774)
AOCI - minority interest	1,269	—
Accumulated other comprehensive loss	$(98,374)	$(99,784)

NOTE 10    EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period January 1, 2021 through March 31, 2021. There were 39,127,335 and 38,662,115 shares of Class A

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Stock outstanding as of December 31, 2020 and March 31, 2021, respectively. EPS is not presented for Class B Stock, Series B Preferred Stock or Class C Stock as these classes of stock are not publicly traded.

NOTE 11    STOCK-BASED COMPENSATION PLANS

The GGP Inc. 2010 Equity Plan (the "Equity Plan"), renamed as the Amended and Restated Brookfield Property REIT Inc. 2010 Equity Incentive Plan on August 28, 2018 in connection with the BPY Transaction of 2018, reserves for the issuance of 4% of outstanding Class A Stock on a fully diluted basis. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the "Awards"). The Company's directors, officers and other employees and those of its subsidiaries and affiliates are eligible for the Awards. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended. No participant may be granted more than 4,000,000 shares, or the equivalent dollar value of such shares, in any year. Options granted under the Equity Plan will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option may not be less than the fair value of a share of BPYU's Class A Stock on the date of grant. The term of each option will be determined prior to the date of grant, but may not exceed 10 years. In addition to the Equity Plan, effective February 20, 2019, the Brookfield Property Group Restricted BPR Class A Stock Plan and Brookfield Property L.P. FV LTIP Unit Plan (the "2019 Plans") provide for grants of Restricted Class A Shares of BPR, now BPYU, stock and FV LTIP Units of Brookfield Property L.P. respectively. Officers and employees of any member of the Brookfield Properties Group and of their respective affiliates are eligible for Awards under these plans.

In connection with the BPY Transaction of 2018, the Equity Plan was amended and certain outstanding awards were modified. All outstanding GGP in and out of the money options were canceled and replaced with Class A Stock of BPYU and BPY options, respectively. Certain existing appreciation only LTIP awards were canceled and replaced with substitute awards of a BPY affiliate. Outstanding restricted GGP shares were replaced with restricted shares of Class A Stock. As the awards were modified in conjunction with an equity restructuring, they were accounted for as modifications. Incremental compensation cost was measured as the excess of the fair value of the replacement awards over the fair value of the original awards immediately before the terms were modified. Total compensation cost measured at the date of modification was the grant-date fair value of the original awards for which the requisite service is expected to be rendered (or has already been rendered) plus the incremental cost associated with the replacement awards. For vested awards, incremental compensation cost was recognized on the modification date. For unvested awards, incremental compensation cost is being recognized over the remaining service period.

Compensation expense related to stock-based compensation plans for the three months ended March 31, 2021 and 2020 is summarized in the following table in thousands:

	Three Months Ended March 31,
	2021	2020
Stock options - Property management and other costs	$—	$—
Stock options - General and administrative	—	—
Restricted stock - Property management and other costs	1,294	851
Restricted stock - General and administrative	754	402
LTIP Units - Property management and other costs	8	3
LTIP Units - General and administrative	15	6
Total	$2,071	$1,262

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan and the 2019 Plans for the three months ended March 31, 2021 and 2020:

	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	136,662	$26.05	175,799	$25.66
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired (1)	(4,790)	26.05	—	—
Stock options Outstanding at March 31,	131,872	$26.05	175,799	$25.66

(1) The expired options shown expired in 2020 but were not reported until Q1 2021.

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	1,763,921	$23.99	2,177,668	$24.11
Granted (1)	—	—	24,251	18.56
Exercised	(42,013)	27.38	(35,820)	26.54
Forfeited	—	—	—	—
Expired	(296,190)	22.54	—	—
LTIP Units Outstanding at March 31,	1,425,718	$24.20	2,166,099	$24.00
(1)    Granted by an affiliated operating partnership of the Company.

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at January 1,	1,414,558	$19.48	1,149,164	$20.98
Granted	910,721	18.53	851,102	18.57
Vested	(378,135)	20.13	(255,801)	22.08
Forfeited	(55,670)	19.04	(36,400)	19.94
Restricted Stock Outstanding at March 31,	1,891,474	$18.90	1,708,065	$19.63

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	March 31, 2021	December 31, 2020
Trade receivables	$248,513	$384,464
Short-term tenant receivables	6,446	6,703
Straight-line rent receivable	202,969	188,950
Other accounts receivable	14,680	14,894
Total accounts receivable	472,608	595,011
Provision for doubtful accounts	(66,367)	(70,029)
Total accounts receivable, net	$406,241	$524,982

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

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	March 31, 2021	December 31, 2020
Notes receivable	$34,011	$40,999
Accrued interest	4,233	4,554
Total notes receivable	$38,244	$45,553

During the three months ended March 31, 2021, the Company wrote off notes receivable deemed uncollectible in the amount of $7.9 million.

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31, 2021			December 31, 2020
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$128,754	$(55,144)	$73,610	$133,220	$(54,922)	$78,298
Real estate tax stabilization agreement, net	111,506	(65,594)	45,912	111,506	(64,016)	47,490
Total intangible assets	$240,260	$(120,738)	$119,522	$244,726	$(118,938)	$125,788
Remaining prepaid expenses and other assets:
Restricted cash			231,895			164,069
Security and escrow deposits			1,164			1,160
Prepaid expenses			31,276			45,266
Other non-tenant receivables			63,229			70,916
Operating lease right of use assets, net			390,263			392,634
Finance lease right of use assets, net			7,847			7,873
Other			21,003			20,040
Total remaining prepaid expenses and other assets			746,677			701,958
Total prepaid expenses and other assets			$866,199			$827,746

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31, 2021			December 31, 2020
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	201,969	(61,879)	$140,090	222,432	(72,364)	$150,068
Total intangible liabilities	$201,969	$(61,879)	$140,090	$222,432	$(72,364)	$150,068
Remaining accounts payable and accrued expenses:
Accrued interest			92,993			63,693
Accounts payable and accrued expenses			64,421			83,041
Accrued real estate taxes			66,756			76,401
Deferred gains/income			99,216			94,752
Accrued payroll and other employee liabilities			30,480			57,134
Construction payable			253,425			272,080
Tenant and other deposits			14,754			14,644
Insurance reserve liability			12,477			12,793
Finance lease obligations			9,093			9,093
Conditional asset retirement obligation liability			2,375			2,342
Lease liability right of use			73,902			74,896
Other			75,562			82,680
Total remaining Accounts payable and accrued expenses			795,454			843,549
Total Accounts payable and accrued expenses			$935,544			$993,617

NOTE 16    LITIGATION

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

The Company is subject to litigation related to the BPY Transaction of 2018. The Company cannot predict the outcome of pending litigation, nor can it predict the amount of time and expense that will be required to resolve such litigation.

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

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Contractual rent expense, including participation rent	$4,314	$3,310
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	3,376	3,310

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

In order to maintain financial flexibility, we maintain capacity under the Facility. As of March 31, 2021, the available liquidity under such credit facility was $515.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

NOTE 18    SUBSEQUENT EVENTS

On April 16, 2021, BPYU issued 9,911,174 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of $212.0 million, equal to $21.39 per share.

On April 20, 2021, we completed a three year extension, of a $1.0 billion loan secured by cross-collateralized mortgages on 16 properties with an interest rate of LIBOR plus 3.25%, which matures on April 20, 2024. As part of the negotiations, certain hurdles need to be met after the initial two year term to warrant another year extension. The transaction included a $240.0 million pay down and secures an additional property as collateral.

On April 23, 2021, we completed the sale of 35% interest in Shopping Leblon for a gross sale price of $85.2 million.

On April 27, 2021, we paid off the Term A-1 loan in the amount of $21.0 million.

On April 27, 2021, we made a principal payment in the amount of $48.1 million on the Term A-2 loan. The remaining outstanding balance is $1,952.0 million.

On April 29, 2021, we secured a $100.0 million note with Brookfield BPY Holdings Inc., a related party. The note was used to pay down our Facility. We expect to repay the note in full during the second quarter of 2021.

On May 6, 2021, the Company closed on a new loan at Whalers Village in the amount of $83.5 million with an interest rate of LIBOR plus 2.5%, which matures on May 4, 2024.

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

Overview—Introduction

We own a property portfolio comprised primarily of Class A regional malls (defined primarily by sales per square foot). As of March 31, 2021, we were the owner, either entirely or with joint venture partners, of 119 retail properties located throughout the United States comprising approximately 117 million square feet of gross leasable area, or GLA.

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

As of March 31, 2021, the portfolio was 91.5% leased, compared to 95.4% leased at March 31, 2020. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 0.3% lower than the final rents paid on expiring leases.

Overview—BPY Transaction of 2021

On April 1, 2021, Brookfield Asset Management Inc. (“Brookfield Asset Management” or “BAM”) announced an agreement to acquire all of the limited partnership units of BPY that it does not already own (“BPY units”) at a value of $18.17 per BPY unit, or $6.5 billion in total value (the “BPY Transaction”). Under the agreement, BPY unitholders are expected to have the ability to elect to receive, per BPY unit and subject to pro ration, a combination of (i) 0.3979 Class A limited voting shares of BAM (“Brookfield Shares”), (ii) $18.17 in cash, and/or (iii) 0.7268 of BPY preferred units with a liquidation preference of $25.00 per unit. Pro-ration will be based on a maximum cash consideration of approximately 50% of the total value of the BPY units ($3.27 billion in total cash payable to public unitholders), a maximum amount of Brookfield Shares equal to approximately 42% of the total value of the BPY units (59.3 million Brookfield Shares payable to public unitholders), and a maximum amount of BPY preferred units with a liquidation value of approximately 8% of the total value of the BPY units ($500 million in liquidation preference of BPY preferred units payable to public unitholders).

In accordance with the terms of the Company’s charter, any holders of the Company’s Class A stock (“BPYU Shareholders”) at the closing of the BPY Transaction will receive the same per share consideration as will be received by BPY unitholders who have not made an election, being a combination of approximately 50% cash, 42% Brookfield Shares and 8% BPY preferred units (subject to pro-ration) (the “Default Consideration”). The aggregate consideration of $6.5 billion payable to BPY unitholders in the BPY Transaction includes the amount payable to the public holders of shares of the Company’s Class A Stock. BPYU Shareholders will not be entitled to any other consideration or payment in connection with the BPY Transaction, the BPY Transaction will not be subject to a vote of BPYU Shareholders and BPYU Shareholders will not be entitled to appraisal rights.

Any BPYU Shareholders who wish to elect their preferred form of consideration rather than the Default Consideration, vote in favor of or against the BPY Transaction and/or exercise dissent rights in respect of the BPY Transaction, may convert their shares of Company Class A Stock into BPY units (pursuant to the terms of the Company’s charter) before the election deadline if they wish to make an election and/or before the record date for the meeting of BPY unitholders if they wish to vote in favor of or against the BPY Transaction or exercise dissent rights. To exercise dissent rights, BPY units must be held in registered form. The election deadline and the meeting record date have yet to be determined and such dates will be publicly announced by BPY once set. Additional information on the BPY Transaction, including the circular pertaining to the BPY Transaction and announcements regarding the election deadline and the meeting record date, will be posted on the BPY website at https://bpy.brookfield.com/reports-and-filings/regulatory-filings when filed with the SEC. The information on BPY’s website is not a part of or incorporated by reference into this Quarterly Report on Form 10-Q or the Company’s other filings with the SEC.

If the BPY Transaction is approved by the BPY unitholders and closes, the shares of the Company’s Class A Stock shall no longer be deemed outstanding and all of the BPYU Shareholder’s rights as stockholders of the Company shall terminate. The Company’s Class A Stock will also no longer trade on the Nasdaq Global Select Market after the close of the BPY Transaction. If the BPY Transaction is not approved by the BPY Unitholders or otherwise fails to close, the Company’s Class A Stock will remain outstanding.

It is also expected that the BPYU 6.375% Series A Cumulative Redeemable Preferred Stock will be redeemed at its par value of $25.00 per share, plus any accrued and unpaid dividends, at or around the closing of the BPY Transaction.

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

Net loss attributable to BPYU increased from $81.8 million for the three months ended March 31, 2020 to $229.1 million for the three months ended March 31, 2021 primarily due to the increase in equity in loss of unconsolidated real estate affiliates and the decrease in gains on the sale of unconsolidated properties from the three months ended March 31, 2020 compared to the three months ended March 31, 2021.

See Non-GAAP Supplemental Financial Measures below for a discussion of funds from operations ("FFO"), along with a reconciliation to Net (loss) income attributable to BPYU.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	March 31, 2021 (1)	March 31, 2020 (1)
In-Place Rents Per Square Foot (all less anchors) (2)	$82.94	$80.92
In-Place Rents Per Square Foot (<10K square feet) (2)	$61.79	$62.28

Percentage Occupied for Total Retail Properties	90.6%	94.5%
Percentage Leased for Total Retail Properties	91.5%	95.4%

(1)     Metrics exclude properties acquired in the year ended December 31, 2020 and the three months ended March 31, 2021, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.
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

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	526	1,788	6.3	$51.56	$51.82	$(0.17)	(0.3)%

(1)     Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2)     Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended March 31, 2021 and 2020

Rental revenues decreased $24.9 million, primarily due to the net impact of COVID rent relief of $36.2 million in the first quarter of 2021, which related primarily to 2020 rents. This is partially offset due to the $9.5 million increase in termination income in the first quarter of 2021 compared to the first quarter of 2020.

Management fees and other corporate revenue decreased $3.8 million, primarily due to a decrease in gross receipts across the portfolio during the first quarter of 2021 compared to the first quarter of 2020.

Provision for note receivable loss of $7.9 million during the first quarter of 2021 is primarily related to the write off of a note from our joint venture partner that was deemed uncollectible.

The provision of impairment of $107.0 million during the first quarter of 2021 is related to an impairment charges recorded on three operating properties. Specifically, $77.5 million of impairment was recognized for two operating properties where the Company’s expected holding period for the assets changed due to an increased probability of a near-term disposition and $29.5 million of impairment was recognized based on an update to the Company’s estimated probability of obtaining concessions from the creditor at an operating property for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments.

Gain on extinguishment of debt of $13.1 million is related to the conveyance of interest of one operating property that occurred in the first quarter of 2021 (Note 3). The property was one of the properties where the Company strategically skipped debt service during 2020.

Equity in loss of Unconsolidated Real Estate Affiliates decreased $29.6 million during the first quarter of 2021, primarily related to the loss of revenues across the unconsolidated joint ventures. Additionally, there was an impairment charge of $3.4 million recorded on one unconsolidated operating property (Note 5).

Unconsolidated Real Estate Affiliates - loss on investment during the first quarter of 2021 is primarily due to the conveyance of interest of one unconsolidated joint venture. The Unconsolidated Real Estate Affiliates - gain on investment during the three months ended March 31, 2020 is primarily due to the sales of remaining interests in ABG and Aeropostale (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt coming due at the corporate and property levels. At March 31, 2021, we have debt coming due of $3.9 billion in the next twelve months. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $189.2 million of consolidated unrestricted cash and $515.0 million of available capacity under our revolving credit facility as of March 31, 2021, as well as anticipated cash provided by operations.

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

In order to maintain financial flexibility, we maintain capacity under our Facility. As at March 31, 2021, the available capacity under such credit facility was $515.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of the Facility, Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $985.0 million as of March 31, 2021. The Term A-1 Loan has a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the quarter ended March 31, 2021, the Company made a principal payment in the amount of $4.8 million, and the remaining outstanding balance was $21.0 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%, and the outstanding balance at March 31, 2021 was $2.0 billion. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the quarter ended March 31, 2021, the Company made a principal payment in the total amount of $5.0 million. The total outstanding balance of the Term B Loan as of March 31, 2021 was $1,945.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

As of March 31, 2021, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default, in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

During the three months ended March 31, 2021, the Company suspended equity contributions to make contractual interest and/or principal payments on thirteen consolidated and unconsolidated property level mortgages, including one mortgage that is in maturity default. During the year ended December 31, 2020, Company suspended equity contributions to make contractual interest and/or principal payments on eighteen consolidated and unconsolidated property level mortgages, including one mortgage that is in maturity default. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. During the three months ended March 31, 2021, the Company accrued $13.2 million of default interest related to these mortgages per contractual debt agreements. As of December 31, 2020, the Company has accrued $46.6 million of default interest related to these mortgages per contractual debt agreements.

As of March 31, 2021, the Company has suspended equity contributions to make contractual interest and/or principal payments on a total of $1.2 billion of property level mortgages and the related Investment in Real Estate securing these loans has a carrying value of $1.1 billion.

As of January 1, 2021, the Company conveyed North Point Mall to the lender in satisfaction of $247.0 million in outstanding debt. Accordingly, the Company recognized a gain of $13.1 million included in gain on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021.

As of January 1, 2021, the Company conveyed Florence Mall to the lender in satisfaction of $90.0 million in outstanding debt. Accordingly, the Company recognized a loss of $4.2 million included in Unconsolidated Real Estate Affiliates - gain (loss) on investment, net on our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021.

On February 5, 2021 the Company closed on a new loan at Kenwood Towne Centre in the amount of $210.0 million. The new loan matures on February 9, 2024, and bears the interest rate at LIBOR plus 3.40%. The new loan replaced the previous debt of $194.0 million which was scheduled to mature on February 9, 2021. The origination of the new loan incurred fees of $5.0 million, which were capitalized.

As of March 31, 2021, we had $9.1 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of March 31, 2021, our proportionate share of total debt aggregated $23.2 billion. Our total debt includes our consolidated debt of $16.3 billion and our share of unconsolidated real estate affiliates debt of $6.9 billion. Of our proportionate share of total debt, $6.9 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 49.7% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $4.1 billion at our proportionate share or approximately 17.8% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of March 31, 2021. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2026.

	Consolidated	Unconsolidated
	(Dollars in thousands)
Remainder of 2021 (1)	$2,836,601	$849,164
2022	2,498,212	1,259,286
2023(2)	2,819,689	1,216,775
2024	2,383,165	1,724,617
2025(3)	3,154,745	497,516
2026	1,208,232	212,919
Subsequent	1,355,243	1,103,076
Total	$16,255,887	$6,863,353

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

Reserves

With respect to our consolidated properties, for the three months ended March 31, 2021, our balance associated with potentially uncollectible revenues decreased by $3.7 million. With respect to our Unconsolidated Real Estate Affiliates, for the three months ended March 31, 2021, our balance associated with potentially uncollectible revenues for our Unconsolidated Real Estate Affiliates decreased by $1.6 million, which includes $0.7 million for straight-line rent receivables. Of these amounts for the three months ended March 31, 2021, our share totaled $0.6 million which includes $0.3 million for straight-line rent receivables.

With respect to our consolidated properties, for the year ended December 31, 2020, we recorded $42.3 million, associated with potentially uncollectible revenues, which includes $5.3 million, for straight-line rent receivables. With respect to our Unconsolidated Real Estate Affiliates, for the year ended December 31, 2020, our Unconsolidated Real Estate Affiliates recorded $68.7 million, associated with potentially uncollectible revenues, which includes $8.6 million, for straight-line rent receivables. Of these amounts for the year ended December 31, 2020, our share totaled $33.8 million, which includes $4.2 million, for straight-line rent receivables.

As of March 31, 2021, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, had collected approximately 86% of first quarter rents. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance. The Company continues to make meaningful progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company's tenants requesting rental assistance, whether in the form of deferral or rent reduction. As of March 31, 2021, in response to the COVID-19 pandemic, the Company granted rent deferrals and rent abatements of 1% and 3% of 2021 rents, respectively. The rent abatements granted were considered lease modifications and will be recognized prospectively over the remaining lease terms from the period of the rent that was abated. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

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

We have development and redevelopment activities totaling approximately $462.0 million under construction and $311.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Part II, Item 1A of this Quarterly Report and those previously disclosed in our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active redevelopments

Tysons Galleria	McLean, VA	Macy's Redevelopment for theater and multi level small shop expansion	2023	$108	$46
Alderwood	Lynnwood, WA	Sears Redevelopment - Residential	2023	13	7
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2023	151	115
Other Projects	Various		2021-2024	190	114
Active developments/redevelopments				$462	$282
In planning

Oxmoor Center	Louisville, KY	Sears Redevelopment for Entertainment and Restaurants	2024	$15	$1
Cumberland	Atlanta, GA	Residential	2025	73	—
Northridge	Northridge, CA	Residential	2025	50	—
Ala Moana	Honolulu, HI	Residential Tower	2026	166	2
Other Projects	Various		2021-2025	7	5
In planning				$311	$8
Total retail developments				$773	$290

(1)     Costs are at BPYU's ownership share post August 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the three months ended March 31, 2021 increased from December 31, 2020 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to our investment to date. Prior to the COVID-19 pandemic, our current projects were generally progressing in accordance with their timeline and budget. The impact of the pandemic and associated restrictions that have been put in place by local governments may cause delays in construction and may impact our ability to progress pre-leasing efforts.

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

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Operating capital expenditures (1)	$11,903	$36,259
Tenant allowances and capitalized leasing costs (2)	21,447	28,916
Capitalized interest and capitalized overhead	6,012	5,272
Total	$39,362	$70,447

(1)Reflects only non-tenant operating capital expenditures.
(2)Tenant allowances paid on 1.1 million square feet for the quarter ended March 31, 2021 and 1.9 million square feet for the quarter ended March 31, 2020.

Class A Stock Dividend

Our Board of Directors declared Class A Stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2021
February 1	February 26, 2021	March 31, 2021	$0.3325
2020
November 5	November 30, 2020	December 31, 2020	$0.3325
August 5	August 31, 2020	September 30, 2020	$0.3325
May 7	May 29, 2020	June 30, 2020	$0.3325
February 5	February 28, 2020	March 31, 2020	$0.3325

Class B Stock Dividend

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the three months ended March 31, 2021 or during the three months ended March 31, 2020.

Preferred Stock Dividends

On February 13, 2013, GGP issued, under a public offering, 10,000,000 shares of 6.375% Series A Cumulative Stock at a price of $25.00 per share. In connection with the BPY Transaction of 2018, each share was converted into one share of 6.375% Series A Preferred Stock. Our Board of Directors declared preferred stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2021
May 6	June 15, 2021	July 1, 2021	$0.3984
February 1	March 15, 2021	April 1, 2021	$0.3984
2020
November 5	December 15, 2020	January 1, 2021	$0.3984
August 5	September 15, 2020	October 1, 2020	$0.3984
May 7	June 15, 2020	July 1, 2020	$0.3984
February 5	March 15, 2020	April 1, 2020	$0.3984

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was $155.6 million for the three months ended March 31, 2021 and $11.0 million for the three months ended March 31, 2020. Significant components of net cash (used in) provided by operating activities include:

•in 2021, Net (loss) income of $(255.6) million;
•in 2021, equity in loss of Unconsolidated Real Estate Affiliates of $34.5 million;
•in 2021, depreciation and amortization of $151.5 million;
•in 2021, unconsolidated real estate affiliates - loss on investment, net of $2.1 million;
•in 2021, gain from changes in control of investment properties and other, net of $(1.8) million;
•in 2021, provision for impairment of $107.0 million;
•in 2021, gain on extinguishment of debt of $(13.1) million;
•in 2021, accounts and notes receivable, net of $132.2 million;
•in 2021, prepaid expenses and other assets of $22.3 million;
•in 2021, account payable and accrued expenses of $(30.5) million;
•in 2020, Net (loss) income of $(100.4) million;
•in 2020, depreciation and amortization of $157.3 million; and
•in 2020, unconsolidated real estate affiliates - gain on investment, net of $(12.6) million.

Cash Flows from Investing Activities

Net cash (used in) investing activities was $(23.4) million for the three months ended March 31, 2021 and $11.3 million for the three months ended March 31, 2020. Significant components of net cash (used in) investing activities include:

•in 2021, development of real estate and property improvements of $(67.3) million;
•in 2021, proceeds from sales of investment properties and unconsolidated real estate affiliates of $(1.9) million;
•in 2021, contributions to unconsolidated real estate affiliates of $(22.8) million;
•in 2021, distributions received from unconsolidated real estate affiliates in excess of income of $68.6 million;
•in 2020, development of real estate and property improvements of $(83.6) million;
•in 2020, proceeds from sales of investment properties and unconsolidated real estate affiliates of $81.0 million; and
•in 2020, distributions received from unconsolidated real estate affiliates in excess of income of $34.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $(79.8) million for the three months ended March 31, 2021 and $(10.9) million for the three months ended March 31, 2020. Significant components of net cash provided by financing activities include:

•in 2021, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $40.2 million;
•in 2021, principal payments on mortgages, notes, and loans payable of $(113.8) million;
•in 2021, buyback of Class A Stock of $(15.6) million;
•in 2021, issuance of Class B Stock of $29.5 million;
•in 2021, cash distributions paid to stockholders of $(13.5) million;
•in 2020, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $246.0 million;
•in 2020, principal payments on mortgages, notes, and loans payable of $(222.7) million;
•in 2020, payment received on note receivable of $31.7 million;
•in 2020, buyback of Class A Stock of $(15.9) million;
•in 2020, series K preferred units redemption of $(28.4) million; and
•in 2020, cash distributions paid to stockholders of $(20.5) million.

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

For the three months ended March 31, 2021, there were no significant changes to these policies, except for the policies related to the application of lease modification guidance in Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842", "Topic 842", or "the new leasing standard") as a result of the COVID-19 pandemic as described in Note 2 and below.

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

Refer also to the accounting policies discussed in Note 2 of the Consolidated Financial Statements.

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

The following table reconciles GAAP net income attributable to BPYU to FFO for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Net loss Attributable to BPYU	$(229,121)	$(81,827)
Provision for impairment excluded from FFO - Consolidated Properties	106,991	—
Provision for impairment excluded from FFO - Unconsolidated Properties	3,405	—
Unconsolidated Real Estate Affiliates - gain on investment	4,211	—
Gain on sales of investment properties	(1,024)	(6,759)
Above and below market ground rent	939	1,566
Preferred stock dividends	(3,984)	(3,984)
Loss (gain) from changes in control of investment properties and other	(1,824)	—
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	147,151	152,588
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	104,524	117,659
Allocation of noncontrolling interests (1)	(36,800)	(26,269)
FFO	$94,468	$152,974

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

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In July 2017, the Financial Conduct Authority ("FCA") announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR. On March 5, 2021 the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. The Company anticipates that LIBOR will continue to be available substantially in its current form at least until June 30,

2023. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

The Company is subject to litigation related to the BPY Transaction of 2018. The Company cannot predict the outcome of pending litigation, nor can it predict the amount of time and expense that it will be required to resolve such litigation.

ITEM 1A    RISK FACTORS

For a discussion of our potential risks and uncertainties, please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed on February 26, 2021. Other than the risks related to the BPY Transaction of 2021 set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to the BPY Transaction of 2021

The Default Consideration will not be adjusted in the event of any change in the unit or share prices of either BPY or BAM.

Upon the consummation of the BPY Transaction, each outstanding share of our Class A Stock will receive the same per share Default Consideration (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—BPY Transaction in Part I, Item 2 of this Quarterly Report on Form 10-Q) as will be received by BPY unitholders who have not made an election. The Default Consideration will not be adjusted for changes in the market prices of either BPY units or the Brookfield Shares. Changes in the market price of the Brookfield Shares prior to the closing of the BPY Transaction will affect the market value of the Default Consideration. Market price changes may result from a variety of factors (many of which are beyond the control of BPY and BAM), including market reaction to the announcement of the BPY Transaction, changes in the respective businesses, operations, assets, financial position of BPY and BAM, or changes in market assessments thereof, and other factors described or referred to elsewhere in this “Risk Factors” section.

Completion of the BPY Transaction of 2021 is subject to many closing conditions and if these conditions are not satisfied or waived, the BPY Transaction of 2021 will not be completed.

The consummation of the BPY Transaction is subject to certain conditions, including (a) the approval of the BPY Transaction by the holders of a majority of the outstanding BPY units (excluding the BPY units held directly or indirectly by BAM and its subsidiaries and certain other units required to be excluded), (b) the absence of any temporary restraining order, injunction or other legal order, and no change in law being enacted, which would have the effect of making illegal or otherwise prohibiting preventing the consummation of the BPY Transaction and (c) other customary conditions.

There can be no assurance that the conditions to closing of the BPY Transaction will be satisfied or waived or that the BPY Transaction will be completed. Failure to consummate the BPY Transaction may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we and BPY will incur certain transaction costs, regardless of whether the proposed BPY Transaction closes, which could adversely affect our financial condition, results of operations and ability to make distributions to our unitholder and stockholders; and (ii) the proposed BPY Transaction, whether or not it closes, will divert the attention of management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company.

Failure to complete the BPY Transaction of 2021 could negatively impact our stock price, future business and financial results.

If the BPY Transaction is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the BPY Transaction, including (i) having to pay certain costs relating to the proposed BPY Transaction, such as legal, accounting, financial advisor, filing, printing and mailing fees and (ii) diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the BPY Transaction. If the BPY Transaction is not completed, these risks could materially affect our business, financial results and stock price.

The pendency of the BPY Transaction of 2021 could adversely affect our business and operations.

Prior to the effective time of the BPY Transaction, some of our customers, prospective customers or vendors may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of us, regardless of whether the BPY Transaction is completed.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2021	$—		$—	$—	(1)
February 1 - February 28, 2021	841,950	(3)	18.56	—	(1)
March 1 - March 31, 2021	—		—	—	(1)
Total	$841,950		$18.56	$—	(2)

(1)On August 5, 2020, the Company’s Board of Directors authorized the repurchase of the greater of (i) 5% of the Company’s Class A Stock that are issued or outstanding or (ii) 10% of its public float of Class A Stock over the next 12 months from time to time as market conditions warrant.
(2)As of August 5, 2020, the number of shares of Class A Stock comprising 10% of the Company's public float was greater than 5% of the Company's issued and outstanding Class A Stock, and was equal to 5,219,854 shares of Class A Stock. As of March 31, 2021, zero shares of Class A Stock were available for repurchase under the Company's stock repurchase plan.
(3)The 841,950 shares of Class A stock were repurchased by the company and deposited in a trust maintained by the Company's transfer agent for the benefit of individuals who have received grants of restricted shares of Class A stock. Shares will be released to such individuals upon vesting in accordance with the terms of the Brookfield Property Group Restricted BPR Class A Stock plan and the applicable agreements. These shares were repurchased at an average price of $18.56, for an aggregate purchase price of $15.63 million

In the first quarter 2021, BPYU issued 1,379,150 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of $29.5 million, equal to $21.39 per share. These Shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Brookfield Property REIT Inc.

Date: May 7, 2021	By:	/s/ Michelle Campbell
Michelle Campbell
Secretary

Date: May 7, 2021	By:	/s/ Bryan K. Davis
Bryan K. Davis
Chief Financial Officer*
Brookfield Property Group LLC

*     Mr. Davis performs the functions of chief financial officer for Brookfield Property REIT Inc. (the "Company") pursuant to a Master Services Agreement, dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.