Form 10-Q
period 2021-06-30
Brookfield Property REIT Inc.
filed 2021-08-06
CIK 1496048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2021

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
☐ Yes          ☒ No

On July 26, 2021, Brookfield Asset Management Inc. (“BAM”) completed its previously announced acquisition of all of the limited partnership units of Brookfield Property Partners L.P. (“BPY”), and the exchangeable limited partnership units of Brookfield Office Properties Exchange LP (the “Transaction”), and each holder of class A stock, par value $0.01 per share (“Class A Stock”), of Brookfield Property REIT Inc. (the “Company”) received $12.38 in cash, 0.0913 of a BAM class A limited voting share and 0.0657 of a BPY preferred unit with a liquidation preference of $25.00 per unit in the automatic exchange for each outstanding share of Class A Stock.

Brookfield Property REIT Inc.

PART I        FINANCIAL INFORMATION

ITEM I        FINANCIAL STATEMENTS
Brookfield Property REIT Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
	(Dollars in thousands, except share and per share amounts)
Assets:
Investment in real estate:
Land	$3,588,914	$3,620,513
Buildings and equipment	13,744,497	13,968,906
Less accumulated depreciation	(3,090,601)	(2,967,879)
Construction in progress	288,869	256,510
Net property and equipment	14,531,679	14,878,050
Investment in Unconsolidated Real Estate Affiliates	4,153,575	4,342,995
Net investment in real estate	18,685,254	19,221,045
Cash and cash equivalents	417,049	204,541
Accounts receivable, net	371,097	524,982
Notes receivable	38,123	45,553
Deferred expenses, net	153,635	158,633
Prepaid expenses and other assets (see Notes 7 and 14)	854,268	827,746
Deferred tax assets, net	652,492	655,060
Assets held for disposition	49,308	242,404
Total assets	$21,221,226	$21,879,964
Liabilities:
Mortgages, notes and loans payable (including related party debt - see Note 6)	$15,772,236	$16,114,586
Investment in Unconsolidated Real Estate Affiliates	148,436	151,095
Accounts payable and accrued expenses (see Notes 7 and 15)	916,669	993,617
Dividend payable	3,992	903
Junior subordinated notes	206,200	206,200
Liabilities held for disposition	—	263,141
Total liabilities	17,047,533	17,729,542
Redeemable Class A equity interests	709,119	839,143
Redeemable noncontrolling interests	55,274	60,826
Total redeemable interests	764,393	899,969
Equity:
Class B Stock & Series B Preferred Stock (collectively, "Combined Class B Stock"): 5,907,500,000 shares authorized, $0.01 par value, 548,591,421 and 526,042,279 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (see Note 9)	5,486	5,261
Class C Stock: 1,000,000,000 shares authorized, $0.01 par value, 640,051,301 issued and outstanding as of June 30, 2021 and December 31, 2020	6,401	6,401
Preferred Stock: 500,000,000 shares authorized, $0.01 par value, 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	242,042	242,042
Additional paid-in capital	7,845,164	7,363,064
Accumulated deficit	(6,056,738)	(5,674,064)
Accumulated other comprehensive loss	(120)	(99,418)
Total stockholders' equity	2,042,235	1,843,286
Noncontrolling interests in Consolidated Real Estate Affiliates	13,295	13,444
Noncontrolling interests of the Operating Partnership	1,353,770	1,393,723
Total equity	3,409,300	3,250,453
Total liabilities, redeemable interests and equity	$21,221,226	$21,879,964

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share amounts)
Revenues:
Rental revenues, net	$323,949	$341,073	$650,872	$692,902
Management fees and other corporate revenues	29,269	26,565	60,770	61,903
Other	14,534	6,827	24,508	23,290
Total revenues	367,752	374,465	736,150	778,095
Operating Expenses:
Real estate taxes	48,838	48,656	99,931	96,463
Property maintenance costs	6,650	6,414	16,453	15,560
Marketing	1,095	1,641	1,903	2,405
Other property operating costs	50,680	37,262	99,557	87,083
Property management and other costs	45,405	57,524	94,688	118,499
General and administrative	4,783	5,002	10,020	9,892
Provision for note receivable loss	800	—	8,711	—
Provision for impairment	—	71,455	106,991	71,455
Depreciation and amortization	148,734	162,896	300,271	320,242
Total operating expenses	306,985	390,850	738,525	721,599
Interest and dividend income	1,588	763	2,962	3,859
Interest expense	(168,617)	(163,964)	(337,811)	(342,766)
(Loss) gain on extinguishment of debt	(1,337)	14,320	11,786	14,320
(Loss) gain from changes in control of investment properties and other, net	—	(15,433)	1,824	(15,433)
Loss before income taxes, equity in loss of Unconsolidated Real Estate Affiliates and related gain on investment, and allocation to noncontrolling interests	(107,599)	(180,699)	(323,614)	(283,524)
Benefit from (provision for) income taxes	210	6,640	(2,733)	1,212
Equity in loss of Unconsolidated Real Estate Affiliates	(40,245)	(56,426)	(74,698)	(61,269)
Unconsolidated Real Estate Affiliates - (loss) gain on investment, net	(14,077)	(1,120)	(16,217)	11,527
Net loss	(161,711)	(231,605)	(417,262)	(332,054)
Allocation to noncontrolling interests	13,779	22,555	40,209	41,177
Net loss attributable to Brookfield Property REIT Inc.	$(147,932)	$(209,050)	$(377,053)	$(290,877)
Class A Stock Earnings Per Share (See Note 10):
Basic & Diluted Earnings Per Share	$—	$0.3325	$0.3325	$0.6650

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share amounts)
Comprehensive Loss, Net:
Net loss	$(161,711)	$(231,605)	$(417,262)	$(332,054)
Other comprehensive income (loss)
Foreign currency translation	100,292	(3,612)	101,392	(17,993)
Net unrealized gain (losses) on other financial instruments	(186)	56	(133)	54
Other comprehensive income (loss)	100,106	(3,556)	101,259	(17,939)
Comprehensive loss	(61,605)	(235,161)	(316,003)	(349,993)
Comprehensive loss allocated to noncontrolling interests	11,927	24,181	38,248	42,803
Comprehensive loss attributable to Brookfield Property REIT Inc.	$(49,678)	$(210,980)	$(277,755)	$(307,190)

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2020	$4,937	$6,401	$242,042	$6,670,844	$(5,076,455)	$(85,402)	$1,532,740	$3,295,107	$1,354,234

Net income (loss)					(330,432)		(42,993)	(373,425)	39,555
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(132)	(132)
Long Term Incentive Plan & Stock Option Expense					31			31
Buyback of Class A Stock					2,082			2,082	(17,955)
Series K Preferred Unit redemption					1,879		(29,427)	(27,548)
Preferred stock dividend ($0.7968 per share)					(7,969)			(7,969)
Other comprehensive loss						(16,313)	(1,626)	(17,939)
Restricted stock grants, net of forfeitures (806,275 Class A Stock)				—				—	3,577
Class A Conversion to Class B-1 (7,957,603 Class A Shares converted to 5,488,251 Class B-1 Shares)	55			117,338	49,718			167,111	(167,111)
Dividends on Class A Stock ($0.6650 per share)								—	(39,555)

Balance at June 30, 2020	$4,992	$6,401	$242,042	$6,788,182	$(5,361,146)	$(101,715)	$1,458,562	$3,037,318	$1,172,745

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at April 1, 2020	$4,988	$6,401	$242,042	$6,781,031	$(5,135,194)	$(99,784)	$1,484,038	$3,283,522	$1,183,669

Net income (loss)					(228,098)		(23,461)	(251,559)	19,048
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							63	63
Series K Preferred Unit redemption					11		(452)	(441)
Long Term Incentive Plan & Stock Option Expense					31			31
Preferred stock dividend ($0.3984 per share)					(3,985)			(3,985)
Other comprehensive loss						(1,931)	(1,626)	(3,557)
Restricted stock grants, net of forfeitures (8,427 Class A Stock forfeitures)								—	2,320
Class A Conversion to Class B-1 (630,686 Class A Shares converted to 334,503 Class B-1 Shares)	4			7,151	6,089			13,244	(13,244)
Dividends on Class A Stock ($0.33 per share)								—	(19,048)

Balance at June 30, 2020	$4,992	$6,401	$242,042	$6,788,182	$(5,361,146)	$(101,715)	$1,458,562	$3,037,318	$1,172,745

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at January 1, 2021	$5,261	$6,401	$242,042	$7,363,064	$(5,674,064)	$(99,418)	$1,407,167	$3,250,453	$839,143

Net income (loss)					(390,564)		(41,754)	(432,318)	13,511
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(309)	(309)
Long Term Incentive Plan & Stock Option Expense					24			24
Buyback of Class A Stock					2,055			2,055	(17,681)
Series K Preferred Unit redemption					669			669
Preferred stock dividend ($0.7968 per share)					(7,969)			(7,969)
Other comprehensive loss						99,298	1,961	101,259
Restricted stock grants, net of forfeitures (773,148 Class A Stock)					17			17	4,575
Class A Conversion to Class B-1 (5,567,476 Class A Shares converted to 4,853,955 Class B-1 Shares)	49			103,778	13,094			116,921	(116,918)
Dividends on Class A Stock ($0.3325 per share)								—	(13,511)
Class B-1 Equity Issuance	176			378,322				378,498

Balance at June 30, 2021	$5,486	$6,401	$242,042	$7,845,164	$(6,056,738)	$(120)	$1,367,065	$3,409,300	$709,119

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF EQUITY (Continued) (UNAUDITED)
	Combined Class B Stock	Class C Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Real Estate Affiliates and Operating Partnership	Total Equity	Redeemable Class A Stock
	(Dollars in thousands, except for per share and share amounts)
Balance at April 1, 2021	$5,275	$6,401	$242,042	$7,392,558	$(5,918,536)	$(98,374)	$1,379,741	$3,009,107	$823,477

Net income (loss)					(147,932)		(14,400)	(162,332)	—
Acquisition/disposition of partner's noncontrolling interests in consolidated Real Estate Affiliates							(127)	(127)
Long Term Incentive Plan & Stock Option Expense					1			1
Series K Preferred Unit redemption					622			622
Preferred stock dividend ($0.3984 per share)					(3,985)			(3,985)
Other comprehensive loss						98,254	1,851	100,105
Restricted stock grants, net of forfeitures (81,903 Class A Stock forfeitures)								—	2,550
Class A Conversion to Class B-1 (5,566,997 Class A Shares converted to 4,853,570 Class B-1 Shares)	49			103,770	13,092			116,911	(116,908)
Class B-1 Equity Issuance	162			348,836				348,998

Balance at June 30, 2021	$5,486	$6,401	$242,042	$7,845,164	$(6,056,738)	$(120)	$1,367,065	$3,409,300	$709,119

The accompanying notes are an integral part of these consolidated financial statements.

Brookfield Property REIT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Cash Flows (used in) provided by Operating Activities:
Net loss	$(417,262)	$(332,054)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss of Unconsolidated Real Estate Affiliates	74,698	61,269
Distributions received from Unconsolidated Real Estate Affiliates	10,876	24,993
Provision for doubtful accounts	1,735	19,728
Depreciation and amortization	300,271	320,242
Amortization/write-off of deferred finance costs	18,584	16,391
Accretion/write-off of debt market rate adjustments	(817)	(719)
Amortization of intangibles other than in-place leases	(4,586)	2,353
Amortization of right-of-use assets	4,813	5,250
Straight-line rent amortization	(17,888)	(4,186)
Deferred income taxes	2,568	2,638
Unconsolidated Real Estate Affiliates - loss (gain) on investment, net	16,217	(11,527)
(Gain) loss from changes in control of investment properties and other, net	(1,824)	15,433
Provision for impairment	106,991	71,455
Gain on extinguishment of debt	(11,786)	(14,320)
Provision for note receivable loss	8,711	—
Net changes:
Accounts and notes receivable, net	165,887	(282,131)
Prepaid expenses and other assets (see Notes 7 and 14)	31,163	(20,464)
Deferred expenses, net	(7,935)	(776)
Accounts payable and accrued expenses (see Notes 7 and 15)	(32,979)	(23,997)
Other, net	(1,302)	(4,202)
Net cash (used in) provided by operating activities	246,135	(154,624)
Cash Flows (used in) provided by Investing Activities:
Development of real estate and property improvements	(124,518)	(159,482)
Proceeds from repayment of loans to joint venture and joint venture partners	371	—
Net proceeds from sales of investment properties and Unconsolidated Real Estate Affiliates	76,239	81,024
Contributions to Unconsolidated Real Estate Affiliates	(36,591)	(54,917)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	147,500	30,933
Net cash (used in) provided by investing activities	63,001	(102,442)
Cash Flows (used in) provided by Financing Activities:
Proceeds from refinancing/issuance of mortgages, notes and loans payable (including related party debt - see Note 6)	480,635	661,000
Principal payments on mortgages, notes and loans payable - (including related party debt - see Note 6)	(832,769)	(328,895)
Payment of deferred finance costs	(8,201)	34
Issuances of Class B Stock	378,498	—
Buyback of Class A Stock	(15,626)	(15,873)
Series K preferred unit redemptions	(4,884)	(27,946)
Cash contributions from noncontrolling interests in consolidated real estate affiliates	—	31,688
Cash distributions paid to stockholders	(13,511)	(39,555)
Cash distributions paid to preferred stockholders	(3,984)	(7,969)
Cash distributions and redemptions paid to unit holders	(2,372)	(2,209)
Net cash (used in) provided by financing activities	(22,214)	270,275
Net change in cash, cash equivalents and restricted cash	286,922	13,209
Cash, cash equivalents and restricted cash at beginning of period	368,610	275,512
Cash, cash equivalents and restricted cash at end of period	$655,532	$288,721

Brookfield Property REIT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$301,849	$326,120
Interest capitalized	5,178	3,462
Income taxes paid	2,782	1,059
Accrued capital expenditures included in accounts payable and accrued expenses	244,596	262,136
Cash paid for amounts included in the measurement of lease liabilities	4,739	4,639

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

BPYU is an indirect subsidiary of BPY, one of the world's largest commercial real estate companies. In these notes, the terms "we," "us" and "our" refer to BPYU and its subsidiaries. BPYU, through its subsidiaries and affiliates, is an owner and operator of retail properties. As of June 30, 2021, we were the owner, either entirely or with joint venture partners, of 119 retail properties in the United States.

Substantially all of our business is conducted through BPR OP, LP ("BPROP"), which we sometimes refer to herein as the Operating Partnership, and its subsidiaries. As of June 30, 2021, BPYU held approximately 99% of the common equity of BPROP, while the remaining 1% was held by limited partners and certain previous contributors of properties to BPROP.

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

On April 1, 2021, Brookfield Asset Management Inc. ("Brookfield Asset Management" or "BAM") announced an agreement to acquire all of the limited partnership units of BPY that it does not already own ("BPY units") at a value of $18.17 per BPY unit, or $6.5 billion in total value (the "BPY Transaction"). Under the agreement, BPY unitholders had the ability to elect to receive, per BPY unit and subject to pro ration, a combination of (i) 0.3979 Class A limited voting shares of BAM ("Brookfield Shares"), (ii) $18.17 in cash, and/or (iii) 0.7268 of BPY preferred units with a liquidation preference of $25.00 per unit. Pro-ration was based on a maximum cash consideration of approximately 50% of the total value of the BPY units ($3.27 billion in total cash payable to public unitholders), a maximum amount of Brookfield Shares equal to approximately 42% of the total value of the BPY units (59.3 million Brookfield Shares payable to public unitholders), and a maximum amount of BPY preferred units with a liquidation value of approximately 8% of the total value of the BPY units ($500 million in liquidation

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

preference of BPY preferred units payable to public unitholders). The BPY Transaction closed on July 26, 2021. BPY unitholders who failed to properly make an election, did not make an election prior to the election deadline of 5:00 p.m. (Toronto time) on July 20, 2021 (or for beneficial holders an earlier deadline that may have been set by their broker or other intermediary), or elected to receive the default consideration received, per BPY unit, approximately $12.38 in cash, 0.0913 BAM shares and 0.0657 BPY preferred units (the "Default Consideration").

In accordance with the terms of the Company's charter, any holders of the Company's Class A Stock at the closing of the BPY Transaction were entitled to the same Default Consideration per share of Class A Stock that the BPY unitholders received per BPY unit, in an automatic exchange for their shares of Class A Stock. As a result of the BPY Transaction, the Company's Class A Stock ceased trading and was not listed on the Nasdaq Stock Market effective prior to the opening of the market on July 27, 2021.

In addition, on July 20, 2021, in anticipation of the closing of the BPY Transaction, the Company announced that it will be redeeming all of its outstanding 6.375% Series A Cumulative Redeemable Preferred Stock (Nasdaq: BPYUP) (the “BPYU Series A Preferred Stock”) for cash on August 19, 2021 at its par value of $25.00 per share, plus all accumulated and unpaid dividends (whether or not declared) to, but not including, August 19, 2021, which equals approximately $0.21250 per share, without interest, for total proceeds of $25.21250. Upon redemption, the BPYU Series A Preferred Stock will no longer trade on the Nasdaq Stock Market.

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount

As of June 30, 2021
Tenant leases:
In-place value	$264,520	$(101,164)	$163,356

As of December 31, 2020
Tenant leases:
In-place value	$302,296	$(107,210)	$195,086

The above-market tenant leases are included in prepaid expenses and other assets (Note 14); the below-market tenant leases are included in accounts payable and accrued expenses (Note 15) in our Consolidated Balance Sheets.

Amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, had the following effects on our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization/accretion effect on continuing operations	$(13,513)	$(16,097)	$(27,142)	$(45,155)

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Future amortization/accretion of all intangibles, including the intangibles in Note 14 and Note 15, is estimated to decrease results from continuing operations as follows:

Year	Amount
2021 Remaining	$19,619
2022	30,856
2023	23,419
2024	19,401
2025	16,862

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

Lessor arrangements
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but we obtain a guarantee for the value of the asset from a third party, we classify the lease as a direct financing lease. All other leases are classified as operating leases. Control of the underlying asset is transferred to the lessee if any of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. As of June 30, 2021, we do not have any material sales-type or direct financing leases.
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

With respect to our consolidated properties, for the three and six months ended June 30, 2021, our balance associated with potentially uncollectible revenues decreased by $10.4 million and $14.1 million, respectively. With respect to our Unconsolidated Real Estate Affiliates, for the three and six months ended June 30, 2021, our balance associated with potentially uncollectible revenues for our Unconsolidated Real Estate Affiliates increased by $5.9 million and $4.3 million, respectively, which includes $3.3 million and $2.6 million, respectively, for straight-line rent receivables. Of these amounts for the three and six months ended June 30, 2021, our share totaled $2.3 million and $1.7 million, respectively, which includes $1.6 million and $1.3 million, respectively, for straight-line rent receivables.

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

As of June 30, 2021, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, has collected approximately 89% of second quarter rents. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance. The Company continues to make meaningful progress in its negotiations with local tenants to secure rental payments, despite a significant portion of the Company's tenants requesting rental assistance, whether in the form of deferral or rent reduction. As of June 30, 2021, in response to the COVID-19 pandemic, the Company granted rent deferrals and rent abatements of 1% and 3% of rents, respectively. The rent abatements granted were considered lease modifications and will be recognized prospectively over the remaining lease terms from the period of the rent that was abated. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Management fees from affiliates	$29,269	$26,565	$60,770	$61,903
Management fee expense	(9,829)	(5,619)	(20,856)	(16,904)
Net management fees from affiliates	$19,440	$20,946	$39,914	$44,999

Management Fee Expense

Following the BPY Transaction of 2018, certain BAM owned entities provide certain management and administration services to BPYU. BPYU and its affiliates pay a management fee based on market capitalization and metrics defined by management. For the first twelve months following closing of the BPY Transaction of 2018, BAM agreed to waive management fees payable by BPYU. For the three and six months ended June 30, 2021, respectively, the Company accrued base management fees of $3.7 million and $7.8 million due to BAM; which are included in the accounts payable and accrued expenses on the Consolidated Balance Sheets and in property management and other costs on the Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2020, respectively, the Company accrued base management fees of $3.4 million and $7.9 million due to BAM.

Following the BPY Transaction of 2018, an affiliate of BAM is entitled to receive incentive distributions based on an amount by which quarterly distributions exceed specified target levels. There were no such amounts payable for the six months ended June 30, 2021 and 2020.

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

During the three months ended June 30, 2021, no provisions for impairment were recognized. During the six months ended June 30, 2021, we recorded an impairment charge of $107.0 million on our Consolidated Statements of Operations and Comprehensive Loss. Specifically, $77.5 million of impairment was recognized for two operating properties where the Company’s expected holding period for the assets changed due to an increased probability of a near-term disposition and $29.5 million of impairment was recognized based on an update to the Company’s estimated probability of obtaining concessions from the creditor at an operating property for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments.

During the three and six months ended June 30, 2020, we recorded a $71.5 million impairment charge on our Consolidated
Statements of Comprehensive Income (Loss) related to one operating property.

A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of June 30, 2021 was based on the most current information available to the Company. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit risk exposure with regard to our cash and the $1.5 billion available under our credit facility is spread among a diversified group of investment grade financial institutions. We had $1,225.0 million and $1,015.0 million outstanding under our credit facility as of June 30, 2021 and December 31, 2020, respectively.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This temporary guidance is effective as of March 12, 2020 through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). The Company has not adopted any of the optional expedients or exceptions as of June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

NOTE 3        ACQUISITIONS, SALES AND JOINT VENTURE ACTIVITY

On April 23, 2021, we completed the sale of our 35% interest in Shopping Leblon for a gross sale price of $85.2 million. Accordingly, the Company recognized a loss of $13.6 million included in Unconsolidated Real Estate Affiliates - gain (loss) on investment, net on our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021.

During the six months ended June 30, 2021, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased an additional 1,118,060 shares of Class A Units in PFC Associates LLC (P.F. Chang's) (par value $0.01 per share) at a price of $1.00 per share, for a $1.1 million additional investment and a total investment of $11.5 million. P.F. Chang's is a tenant at certain properties for which we receive rental income included in rental revenues, net on the Consolidated Statements of Operations and Comprehensive Loss. The investment is accounted for using the cost method as the Company has neither control nor significant influence over P.F. Chang's and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

As of January 1, 2021, the Company conveyed North Point Mall to the property's lender in satisfaction of $247.0 million in outstanding debt. Accordingly, the Company recognized a gain of $13.1 million and $1.8 million included in gain on extinguishment of debt and gain on changes in control of investment properties, respectively on our Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2021.

As of January 1, 2021, the Company conveyed Florence Mall to the property's lender in satisfaction of $90.0 million in outstanding debt. Accordingly, the Company recognized a loss of $4.2 million included in Unconsolidated Real Estate Affiliates - gain (loss) on investment, net on our Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2021.

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

On February 21, 2020, the Company completed the sale of eight outparcels for a gross sales price of $12.1 million, which resulted in a gain of $7.8 million included in Other Revenues on the Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020. All of the eight outparcels were located at consolidated entities.

On February 7, 2020, our joint venture partner at the SoNo Collection contributed $70.8 million in additional capital to the joint venture, resulting in a dilution of the Company’s ownership interest from 17.0% to 12.9%.

On January 14, 2020, BPR Cumulus LLC (an indirect subsidiary of the Company) purchased 758,725 shares of Common Stock in Allied Esports Entertainment, Inc. (par value $0.01 per share) at a price of $6.59 per share, for a $5.0 million total investment. The investment was marked to fair value for the three and six months ended June 30, 2021 and 2020, respectively, which resulted in a loss of $0.4 million and a gain of $0.5 million, respectively and a gain of $0.4 million and a loss of $3.4 million, respectively, included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Consolidated Statements of Operations and Comprehensive Loss. This investment resulted in a 3.2% ownership interest in Allied Esports Entertainment, Inc. The investment is accounted for at fair value as the Company has neither control nor significant influence over Allied Esports Entertainment, Inc. and is included in Investment in Unconsolidated Real Estate Affiliates on the Consolidated Balance Sheets.

On January 9, 2020, the Company completed the sale of its 27.0% interest in Aero OpCo LLC ("Aeropostale") for a gross sales price of $36.0 million, which resulted in a gain on the sale of $15.1 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020.

On January 9, 2020, the Company completed the sale of its 1.2% interest in Authentic Brands Group LLC ("ABG") for a gross sales price of $33.5 million, which resulted in a gain on the sale of $1.4 million included in Unconsolidated Real Estate Affiliates - (loss) gain on investment, net on the Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020.

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

The following table summarizes certain of our assets that are measured at fair value on a nonrecurring basis as a result of impairment charges recorded. During the three months ended June 30, 2021, no provisions for impairment were recognized. During the six months ended June 30, 2021, we recognized $107.0 million in impairment charges. During the three and six months ended June 30, 2020, we recognized $71.5 million in impairment charges.

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provisions for Impairment
Six months ended June 30, 2021
Investments in real estate (1)	$117,411	$—	$38,000	$79,411	$106,991
Three and six months ended June 30, 2020
Investments in real estate (1)	$86,337	$—	$—	$86,337	$71,455
(1)    The impairment recorded on the Investments in Real Estate balance represents a loss incurred at a consolidated property. Refer to Note 5 for information regarding the impairment losses recorded on our Unconsolidated Real Estate Affiliates.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Unobservable Quantitative Input	Rate
Six months ended June 30, 2021
Discount rate	14.00%
Terminal capitalization rate	9.50%
Three and six months ended June 30, 2020
Discount rates	10.75%
Terminal capitalization rate	9.50%

Disclosure of Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt. Management's estimates of fair value are presented below for our debt as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (2)	Estimated Fair Value
Fixed-rate debt	$8,400,542	$8,365,289	$8,581,538	$8,556,275
Variable-rate debt	7,371,694	7,452,495	7,533,048	7,583,107
	$15,772,236	$15,817,784	$16,114,586	$16,139,382

(1)     Includes net market rate adjustments of $2.3 million and deferred financing costs of $95.3 million, net.
(2)    Includes net market rate adjustments of $3.2 million and deferred financing costs of $105.9 million, net.

The fair value of our junior subordinated notes approximates their carrying amount as of June 30, 2021 and December 31, 2020. We estimated the fair value of mortgages, notes and other loans payable using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

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

	June 30, 2021	December 31, 2020
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$3,432,054	$3,436,531
Buildings and equipment	21,837,802	21,861,373
Less accumulated depreciation	(4,901,207)	(4,584,222)
Construction in progress	321,274	360,681
Net investment in real estate	20,689,923	21,074,363
Cash and cash equivalents	583,913	601,138
Accounts receivable, net	540,523	684,035
Notes receivable	19,656	20,490
Deferred expenses, net	367,195	387,073
Prepaid expenses and other assets	557,041	592,288
Total assets	$22,758,251	$23,359,387
Liabilities and Owners' Equity:	\
Mortgages, notes and loans payable	$14,582,418	$14,648,187
Accounts payable, accrued expenses, and other liabilities	897,951	996,380
Cumulative effect of foreign currency translation ("CFCT")	—	(29,453)
Owners' equity, excluding CFCT	7,277,882	7,744,273
Total liabilities and owners' equity	$22,758,251	$23,359,387
Investment in Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$7,277,882	$7,714,820
Less: joint venture partners' equity	(4,099,387)	(4,317,525)
Plus: excess investment/basis differences	791,878	761,503
Investment in Unconsolidated Real Estate Affiliates, net (equity method)	3,970,373	4,158,798
Investment in Unconsolidated Real Estate Affiliates, net (securities)	34,766	33,102
Investment in Unconsolidated Real Estate Affiliates, net	$4,005,139	$4,191,900
Reconciliation - Investment in Unconsolidated Real Estate Affiliates:
Asset - Investment in Unconsolidated Real Estate Affiliates	$4,153,575	$4,342,995
Liability - Investment in Unconsolidated Real Estate Affiliates	(148,436)	(151,095)
Investment in Unconsolidated Real Estate Affiliates, net	$4,005,139	$4,191,900

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Condensed Combined Statements of Loss - Unconsolidated Real Estate Affiliates
Revenues:
Rental revenues, net	$457,311	$493,673	$919,676	$1,044,268
Condominium sales	2,796	—	2,796	16,215
Other	10,441	7,810	20,258	25,955
Total revenues	470,548	501,483	942,730	1,086,438
Operating Expenses:
Real estate taxes	49,804	52,681	99,808	111,040
Property maintenance costs	10,106	10,728	22,636	23,658
Marketing	2,899	2,788	8,096	9,114
Other property operating costs	72,367	59,521	141,224	135,504
Condominium cost of sales	1,638	6	1,664	9,924
Property management and other costs (1)	23,261	13,684	49,256	39,193
General and administrative	4,208	563	4,991	970
Provision for impairment	—	83,917	6,677	83,917
Depreciation and amortization	220,131	223,059	430,838	452,209
Total operating expenses	384,414	446,947	765,190	865,529
Interest income	3,610	1,163	3,861	3,715
Interest expense	(168,750)	(163,794)	(334,582)	(333,612)
Provision for income taxes	(377)	(328)	(676)	(831)
Loss from continuing operations	(79,383)	(108,423)	(153,857)	(109,819)
Allocation to noncontrolling interests	5	(12)	153	(24)
Net loss attributable to the ventures	$(79,378)	$(108,435)	$(153,704)	$(109,843)
Equity In Loss of Unconsolidated Real Estate Affiliates:
Net loss attributable to the ventures	$(79,378)	$(108,435)	$(153,704)	$(109,843)
Joint venture partners' share of loss	46,308	58,733	88,602	62,531
Amortization of capital or basis differences	(7,175)	(6,724)	(9,596)	(13,957)
Equity in loss of Unconsolidated Real Estate Affiliates	$(40,245)	$(56,426)	$(74,698)	$(61,269)

(1)     Includes management fees charged to the unconsolidated joint ventures by BPRRS and BPRI.

The Unconsolidated Real Estate Affiliates represent our investments in real estate joint ventures that are not consolidated. We hold interests in 23 domestic joint ventures, comprising 57 U.S. retail properties. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. We account for investments in joint ventures where we own a non-controlling joint interest using either the equity method or the cost method (adjusted for impairment and observable price changes). If we have significant influence but not control over the investment, we utilize the equity method. If we have neither control nor significant influence, we utilize the cost method. If we control the joint venture, we account for the venture as a consolidated investment.

As of June 30, 2021, the balance of ROU assets was $67.1 million, net and lease liabilities of $69.3 million for 24 ground leases in the Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. As of December 31, 2020, the balance of ROU assets was $67.7 million, net and lease liabilities was $69.9 million for 24 ground leases in the Condensed

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Combined Balance Sheets - Unconsolidated Real Estate Affiliates under Topic 842, included in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities, respectively. All of these leases are operating leases; we do not have any finance leases.

On May 27, 2020, the Company acquired an additional ownership interest of 49.5% in the Water Tower Joint Venture from its joint venture partner for nominal consideration. Following this, the Company has a 93.93% ownership interest in the joint venture and its wholly owned subsidiary.

During the three months ended June 30, 2021, we recorded no provisions for impairment. During the six months ended we recorded $6.7 million impairment charge on our Condensed Combined Statements of Income (Loss) - Unconsolidated Real Estate Affiliates related to one operating property. During the three and six months ended June 30, 2020, we recorded impairment charges of $83.9 million on our Condensed Combined Statements of Income (Loss) - Unconsolidated Real Estate Affiliates related to two operating properties.

Unconsolidated Mortgages, Notes and Loans Payable, and Retained Debt

Our proportionate share of the mortgages, notes and loans payable of the unconsolidated joint ventures was $6.9 billion as of June 30, 2021 and $6.9 billion as of December 31, 2020, including Retained Debt (as defined below). There can be no assurance that the Unconsolidated Properties will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

On June 1, 2021, the Company closed on a new loan at Fashion Place in the amount of $290.0 million at LIBOR plus 3.53% which matures on June 9, 2026. The loan replaced the previous loan in the amount of $226.7 million which matured on June 1, 2021. The origination of the loan incurred fees of $4.5 million, and an upfront reserve of $2.6 million.

On May 14, 2021, the Company closed on a new loan at Willowbrook Mall in the amount of $155.0 million at LIBOR plus 3.68% which matures on June 9, 2026. The new loan replaced the previous loan in the amount of $177.5 million which matured on June 5, 2021. The origination of the loan incurred fees of $3.9 million, and an upfront reserve of $1.7 million.

On May 4, 2021, the Company closed on a new loan at Whalers Village in the amount of $83.5 million at LIBOR plus 2.50% which matures on May 4, 2024. The loan replaced the previous loan in the amount of $80.0 million which was scheduled to mature on January 6, 2022. The origination of the loan incurred fees of $0.9 million as well as an upfront minimum liquidity reserve of $2.5 million.

As of January 1, 2021, the Company conveyed Florence Mall to the lender in satisfaction of $90.0 million in outstanding debt. Accordingly, the Company recognized a loss of $4.2 million included in Unconsolidated Real Estate Affiliates - gain (loss) on investment, net on our Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2021.

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

During the six months ended June 30, 2021, the Company suspended equity contributions to make contractual interest and/or principal payments on six property level mortgages, including two mortgages that are in maturity default. During the year ended December 31, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on eight property level mortgages. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. During the six months ended June 30, 2021, the Company accrued $16.8 million of default interest related to these mortgages per contractual

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

debt agreements. As of December 31, 2020, the Company accrued $26.8 million of default interest related to these mortgages per contractual debt agreements.

In total at share, the Company suspended equity contributions to make contractual interest and/or principal payments on a total of $480.3 million of property level mortgages and the related Investment in Real Estate securing these loans has a carrying value of $445.3 million.

We have debt obligations in excess of our pro rata share of the debt for one of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness. The proceeds of the Retained Debt which were distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. We had Retained Debt of $79.9 million at one property as of June 30, 2021, and $79.7 million as of December 31, 2020. We are obligated to contribute funds on an ongoing basis, as needed, to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our interest in or our distributions from such Unconsolidated Real Estate Affiliates could be reduced to the extent of such deficiencies. As of June 30, 2021, we do not anticipate an inability to perform on our obligations with respect to Retained Debt.

NOTE 6        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows:

	June 30, 2021 (1)	Weighted-Average Interest Rate (2)	December 31, 2020 (3)	Weighted-Average Interest Rate (2)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$7,466,539	4.14%	$7,649,040	4.19%
Senior secured notes - silver bonds	934,003	5.75%	932,498	5.75%
Total fixed-rate debt	8,400,542	4.32%	8,581,538	4.36%
Variable-rate debt:
Collateralized mortgages, notes and loans payable (4)	2,264,233	3.94%	2,534,781	4.01%
Unsecured corporate debt (5)	5,107,461	2.74%	4,998,267	2.80%
Total variable-rate debt	7,371,694	3.11%	7,533,048	3.21%
Total Mortgages, notes and loans payable	$15,772,236	3.75%	$16,114,586	3.82%
Junior subordinated notes	$206,200	1.64%	$206,200	1.66%

(1)     Includes $2.3 million of market rate adjustments and $95.3 million of deferred financing costs, net.
(2)    Represents the weighted-average interest rates on our principal balances, excluding the effects of market rate adjustments and deferred financing costs.
(3)     Includes $3.2 million of market rate adjustments and $105.9 million of deferred financing costs, net.
(4)     $1.0 billion of the variable-rate balance is cross-collateralized.
(5)    Includes deferred financing costs, which are shown as a reduction to the debt balance. See table below for the balance excluding deferred financing costs.

Collateralized Mortgages, Loan Extension, Notes and Loans Payable

As of June 30, 2021, $15.1 billion of land, buildings and equipment (before accumulated depreciation) and construction in progress have been pledged as collateral for our mortgages, notes and loans payable. Certain of these consolidated secured loans, representing $1.0 billion of debt, are cross-collateralized. Although a majority of the $9.7 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $637.4 million of such mortgages, notes and loans payable are recourse to the Company as guarantees on secured financings. In addition, certain mortgage loans contain other credit enhancement provisions which have been provided by BPYU. Certain mortgages, notes and loans payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

During the six months ended June 30, 2021, the Company suspended equity contributions to make contractual interest and/or principal payments on six consolidated property level mortgages, including two mortgages that are in maturity default. During the year ended December 31, 2020, the Company suspended equity contributions to make contractual interest and/or principal payments on ten property level mortgages. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. During the six months ended June 30, 2021, the Company accrued $7.3 million of default interest related to these mortgages per contractual debt agreements. As of December 31, 2020, the Company had accrued $19.8 million of default interest related to these mortgages per contractual debt agreements.

As of June 30, 2021, the Company suspended equity contributions to make contractual interest and/or principal payments on a total of $705.9 million of consolidated property level mortgages and the related investment in real estate securing these loans has a carrying value of $737.1 million.

On May 28, 2021, the Company paid off the loan at Deerbrook Mall in the amount of $127.9 million. The transaction incurred debt extinguishment costs in the amount of $1.3 million.

On April 20, 2021, the Company closed on a new $1.0 billion loan secured by cross-collateralized mortgages at 16 properties with an interest rate of LIBOR plus 3.25% which matures on April 20, 2024. The loan replaced the previous loan which was encumbered by a $1.3 billion mortgage and matured on April 23, 2021. The origination of the loan incurred fees of $8.2 million, includes an additional property as collateral, as well as an upfront working capital reserve of $5.0 million.

As of January 1, 2021, the Company conveyed North Point Mall to the property's lender in satisfaction of $247.0 million in outstanding debt. Accordingly, the Company recognized a gain of $13.1 million and $1.8 million included in gain on extinguishment of debt and gain on changes in control of investment properties, respectively on our Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2021.
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

Corporate and Other Unsecured Loans

We have certain debt obligations, the terms of which are described below:

	June 30, 2021 (1)	Weighted-Average Interest Rate	December 31, 2020 (2)	Weighted-Average Interest Rate
Corporate debt:
Senior secured corporate debt	$5,162,855	2.74%	$5,064,522	2.80%
Senior secured notes - silver bonds	945,360	5.75%	945,360	5.75%
Total corporate debt	$6,108,215	3.21%	$6,009,882	3.26%

(1)    Excludes deferred financing costs of $66.8 million in 2021 that decrease the total amount that appears outstanding in our Consolidated Balance Sheets.

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

On May 1, 2019, the Company and BPR Cumulus LLC, BPR Nimbus LLC and GGSI Sellco LLC (each, an indirect subsidiary of the Company) issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes - Silver Bonds due 2026. The notes bear interest at an annual rate of 5.75% payable on May 15 and November 15 of each year, beginning on November 15, 2019 and will mature on May 15, 2026. During the year ended December 31, 2020, the Company made principal payments totaling $54.6 million. The remaining outstanding balance as of June 30, 2021 was $945.4 million.

On June 25, 2019, the Company secured a $70.5 million subordinated unsecured note with Brookfield BPY Holdings Inc., a related party. The note bore interest at a rate equal to LIBOR plus 2.75% and was scheduled to mature on June 25, 2029. During the year ended December 31, 2020, the Company repaid this loan in full. On February 10, 2020, the Company secured an additional $27.0 million subordinated unsecured note with Brookfield BPY Holdings Inc. The note bears interest at rate equal to LIBOR plus 2.75%, and matures on February 10, 2030. On August 27, 2020, the Company made a principal payment of $19.5 million. On March 25, 2020, the Company secured another $29.0 million note. The note bears interest at rate equal to LIBOR plus 2.75%, and matures on March 25, 2030. On May 19, 2020, the Company secured an additional $25.0 million subordinated unsecured note with Brookfield BPY Holdings Inc., and another $45.0 million on May 22, 2020. The notes were repaid in full on June 18, 2020 and July 16, 2020, respectively. On June 25, 2020, the Company secured another $25.0 million subordinated unsecured note at an interest rate equal to LIBOR plus 1.94% that is scheduled to mature on August 27, 2022. On April 29, 2021, the Company secured a $100.0 million note with Brookfield BPY Holdings Inc., a related party. The note bears interest at a rate equal LIBOR plus 2.69%, and was repaid in full on May 11, 2021. The total outstanding balance of the notes as of June 30, 2021 was $63.8 million, including $2.4 million of payment-in-kind interest.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $1.2 billion as of June 30, 2021.The Term A-1 Loan had a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the six months ended June 30, 2021, BPYU paid off the Term A-1 loan in the amount of $21.0 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%. During the six months ended June 30, 2021, the Company made principal payments in the total amount of $76.5 million, and the outstanding balance at June 30, 2021 was $1,923.5 million. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the six months ended June 30, 2021, the Company made a principal payment in the amount of $10.0 million. The total outstanding balance of the Term B loan as of June 30, 2021 was $1,940.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

•The Company will also be required to make additional prepayments of the Term A-2 loan with proceeds of certain equity, debt issuances and asset sales.

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

As of June 30, 2021, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default (See Note 17 for discussion specific to COVID-19), in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

Junior Subordinated Notes

GGP Capital Trust I, a Delaware statutory trust (the "Trust"), completed a private placement of $200.0 million of trust preferred securities ("TRUPS") in 2006. The Trust also issued $6.2 million of common securities to BPROP. The Trust used the proceeds from the sale of the TRUPS and common securities to purchase $206.2 million of floating rate junior subordinated notes of BPROP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of junior subordinated notes. The junior subordinated notes bear interest at LIBOR plus 1.45% and are fully recourse to the Company. We have recorded the junior subordinated notes as a liability and our common equity interest in the Trust as prepaid expenses and other assets in our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $48.6 million as of June 30, 2021 and $50.1 million as of December 31, 2020. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We are not aware of any instances of material non-compliance with our financial covenants related to our mortgages, notes and loans payable as of June 30, 2021.

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

As of June 30, 2021, the balance of ROU assets was $387.9 million, net and lease liabilities of $72.9 million for seven ground leases and one office lease in the Consolidated Balance Sheets under Topic 842, included in prepaid expenses and other assets and accounts payable and accrued expenses, respectively.

The maturity of our operating lease liabilities as of June 30, 2021 is as follows:

Year	Amount
Remainder of 2021	$4,731
2022	9,704
2023	9,968
2024	10,200
2025	10,439
2026	10,684
2027 and thereafter	144,328
Total undiscounted lease payments	200,054
Less: Present value adjustment	(127,165)
Total lease liability	$72,889

Straight-line rent expense recognized for our consolidated operating leases is as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Ground leases	1,775	1,772	3,549	4,171
Office leases	1,964	1,964	3,928	3,928

Straight-line rent expense is included in other property operating costs for ground leases and property management and other costs for the office lease, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). Several lease agreements include variable lease payments which vary based on factors such as sublease income received, the

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

revenues or net operating income of the properties constructed on the leased premises, increases in CPI, and changes in market rents. In addition, our leases require us to reimburse the lessor for the lessor’s tax, insurance and common area costs. Variable lease payments and short-term lease costs recognized as rent expense for operating leases were not significant for each of the three and six months ended June 30, 2021 and 2020 and are included in other property operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following summarizes additional information related to our operating leases as of June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (years)	23.3	23.2
Weighted-average discount rate	7.70%	7.68%

Supplemental disclosure for the consolidated statements of cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$4,739	$4,639

Lessor arrangements
We own a property portfolio comprised primarily of Class A retail properties and lease this retail space to tenants. As of June 30, 2021, we own a controlling interest in and consolidated 62 retail properties located throughout the United States comprising approximately 54 million square feet of GLA. We enter into operating leases with a variety of tenants, the majority of which are national and regional retail chains and local retailers. These operating leases expire starting in the remainder of year 2021 and typically include renewal options, which are generally exercisable only by the tenant. Certain leases also include early termination options which are typically exercisable only by the tenant. Our leases do not allow the tenant to purchase the retail space.

The maturity analysis of the lease payments we expect to receive from our operating leases as of June 30, 2021 is as follows:

Year	Amount
Remainder of 2021	$503,139
2022	932,408
2023	816,610
2024	689,686
2025	572,729
2026	478,465
Subsequent	1,415,080
$5,408,117

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In accordance with the terms of our operating leases, we bill our tenants separately for minimum rents, tenant recoveries, overage rents and lease termination income as shown below for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Minimum rents, billed	$240,489	$249,461	$475,791	$502,971
Tenant recoveries, billed	90,313	97,851	181,603	196,896
Lease termination income, billed	2,677	1,512	13,016	2,367
Overage rent, billed	6,358	100	12,950	5,493
COVID-19 rent abatements granted	(20,223)	(85)	(56,382)	(85)
Total contractual operating lease billings	319,614	348,839	626,978	707,642
Adjustment to recognize contractual operating lease billings on a straight-line basis	3,790	(291)	17,888	4,186
Above and below-market tenant leases, net	2,451	7,279	7,741	802
Less provision for doubtful accounts	(1,906)	(14,754)	(1,735)	(19,728)
Total rental revenues, net	$323,949	$341,073	$650,872	$692,902

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

Of the total contractual rental revenues we have billed, 74.1% and 72.7% are fixed lease payments for the three and six months ended June 30, 2021, and 82.5% and 81.0% are fixed lease payments for the three and six months ended June 30, 2020, respectively.

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

We have no unrecognized tax benefits recorded pursuant to uncertain tax positions as of June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Distributions to preferred BPROP units ("Preferred Units")	$(621)	$(906)	$(1,545)	$(1,816)
Net loss allocated to noncontrolling interest in consolidated real estate affiliates	27,794	335	81,707	9,365
Net loss allocated to noncontrolling interest of the Operating Partnership (1)	(13,394)	23,126	(39,953)	33,628
Allocation to noncontrolling interests	13,779	22,555	40,209	41,177
Other comprehensive loss allocated to noncontrolling interests	(1,852)	1,626	(1,962)	1,626
Comprehensive loss allocated to noncontrolling interests	$11,927	$24,181	$38,247	$42,803
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

Holders of Series B Preferred Units, Series D Preferred Units, Series E Preferred Units and Series G Preferred Units of BPROP are each entitled to periodic distributions at the rates set forth in the agreement of limited partnership of BPROP. Generally as of June 30, 2021, each Series K Preferred Unit of BPROP entitled its holder to distributions and a liquidation preference identical to those established for each share of BPYU's Class A Stock. The holders of Series L Preferred Units of BPROP are generally entitled to a pro rata distribution of an aggregate cash amount equal to the sum of (i) the aggregate cash dividends declared on all outstanding shares of BPYU's Class B Stock and (ii) the aggregate cash dividends declared on all outstanding shares of BPYU's Series B Preferred Stock. Holders of Common Units of BPROP are entitled to distributions of all or a portion of BPROP’s remaining net operating cash flow, when and as declared by BPROP’s general partner. However, the agreement of limited partnership of BPROP permits distributions solely to BPYU if such distributions were required to allow the Company to comply with the REIT distribution requirements or to avoid the imposition of excise tax.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Noncontrolling Interests - Permanent

As of June 30, 2021, there were 9,717.658 Series B Preferred Units of BPROP outstanding. The Series B Preferred Units have a carrying value of $50 per unit.

Also, as of June 30, 2021, there were 776,734.3886 Common Units of BPROP outstanding and 315,992.1238 Series K Preferred Units of BPROP (held by former common unit holders). These Series K Units were established at $21 per unit and are not subject to adjustment based on fair value.

Noncontrolling Interests - Redeemable

The Series D Preferred Units of BPROP are convertible based on a conversion ratio of 1.50821, which is the quotient of the Series D Preferred Unit’s $50 liquidation preference and $33.151875 conversion price. As of June 30, 2021, upon conversion, each Series D Preferred Unit entitled its holder to (i) $21.9097 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series D conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series D conversion ratio. As of June 30, 2021, there were 532,749.6574 Series D Preferred Units of BPROP outstanding.

The Series E Preferred Units of BPROP are convertible based on a conversion ratio of 1.29836, which is the quotient of the Series E Preferred Unit’s $50 liquidation preference and $38.51 conversion price. As of June 30, 2021, upon conversion, each Series E Preferred Unit entitled its holder to (i) $18.8613 in cash, (ii) a number of Series K Preferred Units of BPROP equal to (x) 0.40682134 Series K Preferred Units (which is subject to adjustment), multiplied by (y) the Series E conversion ratio; and (iii) a number of Common Units of BPROP equal to (x) one Common Unit (which is subject to adjustment), multiplied by (y) the Series E conversion ratio. As of June 30, 2021, there were 502,657.8128 Series E Preferred Units of BPROP outstanding.

The holder of each Series K Preferred Unit of BPROP issued upon conversion of Series D Preferred Units or Series E Preferred Units of BPROP had the right to redeem such Series K Preferred Unit for a cash amount equal to the average closing price of BPYU’s Class A Stock for the five consecutive trading days ending on the date of the notice of redemption, provided that BPYU had the option to satisfy such redemption by delivering one share of BPYU’s Class A Stock. The holder of each Common Unit of BPROP issued upon conversion of Series D Preferred Units or Series E Preferred Units of BPROP had the right to redeem such Common Unit for a cash amount equal to $0.324405869, subject to adjustment.

As of June 30, 2021, each LTIP Unit of BPROP was convertible into, and, except for the level of preference, entitled its holder to regular and liquidating distributions equivalent to that of 0.016256057 Series K Preferred Units, subject to adjustment. Each Series K Preferred Unit received by an LTIP holder in connection with the BPY Transaction of 2018 was redeemable for a cash amount equal to the average closing price of BPYU's Class A Stock for five consecutive trading days ending on the date of the notice of redemption, provided that BPYU had the option to satisfy such redemption by delivering one share of BPYU's Class A Stock. If the holders had requested redemption of the Class A Stock and Preferred Units as of June 30, 2021, the aggregate amount of cash the Company would have paid would have been $627.0 million and $51.8 million, respectively.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table reflects the activity of the common redeemable noncontrolling interests for the three and six months ended June 30, 2021 and 2020.

Balance at January 1, 2020	$62,235
Net loss	(441)
Series K Preferred Unit redemption	(388)
Balance at March 31, 2020	61,406
Net income	441
Series K Preferred Unit redemption	(10)
Balance at June 30, 2020	61,837

Balance at January 1, 2021	$60,826
Series K Preferred Unit redemption	(373)
Balance at March 31, 2021	$60,453
Series K Preferred Unit redemption	(5,179)
Balance at June 30, 2021	$55,274

Redeemable Class A Stock

Class A Stock refers to the Company's Class A Stock, par value $0.01 per share, authorized and issued to GGP common stockholders that were unaffiliated with BPY as part of the BPY Transaction of 2018. Until July 27, 2021, following the BPY Transaction, our Class A Stock had traded on Nasdaq Global Select Market ("Nasdaq") under the symbol "BPYU" since March 2, 2020, prior to which it traded under the symbol "BPR". The following description of the Class A Stock describes the stock as of June 30, 2021 prior to the closing of the BPY Transaction.

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

Voting Rights

Stock Class	Authorized	Issued	Shares Outstanding	Votes per Share
Class A Stock	4,517,500,000	34,971,769	33,089,027	1:1
Class B-1 Stock	4,517,500,000	224,949,583	224,949,583	1:1
Class B-2 Stock	965,000,000	121,203,654	121,203,654	0:1
Series B Preferred Stock	425,000,000	202,438,184	202,438,184	1:1
Class C Stock	1,000,000,000	640,051,301	640,051,301	1:1

All share counts in table above are as of June 30, 2021.

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
Our Board of Directors did not declare a dividend on Class A Stock during the three months ended June 30, 2021.

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

During the six months ended June 30, 2021, there were 5,567,476 shares of Class A Stock converted to 4,853,955 shares of Class B-1 Stock, at a weighted average price of $18.65 and $21.39, respectively.

Class B Stock and Series B Preferred Stock Dividends

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the six months ended June 30, 2021 or in 2020.

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

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

During the three months ended June 30, 2021, BPYU issued 16,316,037 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of $349 million, equal to $21.39 per share.

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

Our Board of Directors declared preferred stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
2021
May 6	June 15, 2021	July 1, 2021	$0.3984
February 1	March 15, 2021	April 1, 2021	$0.3984
2020
November 5	December 15, 2020	January 1, 2021	$0.3984
August 5	September 15, 2020	October 1, 2020	$0.3984
May 7	June 15, 2020	July 1, 2020	$0.3984
February 5	March 15, 2020	April 1, 2020	$0.3984

Accumulated Other Comprehensive Loss

The following table reflects the components of accumulated other comprehensive loss as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Net unrealized gains on financial instruments	$(120)	$45
Foreign currency translation	—	(103,386)
AOCI - minority interest	—	1,626
Accumulated other comprehensive loss	$(120)	$(101,715)

NOTE 10    EARNINGS PER SHARE

Class A Stock

Income available to Class A stockholders is limited to distributed income or dividends declared. Additionally, for purposes of allocating earnings to Class A Stock, the portion of the change in the carrying amount of Class A Stock that reflects a redemption in excess of fair value is considered a dividend to the Class A stockholders. As the Class A Stock redemption value

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

approximates its fair value, basic and diluted earnings per share ("EPS") for Class A Stock is equivalent to the dividends declared for the period January 1, 2021 through June 30, 2021. There were 39,127,335 and 33,089,027 shares of Class A Stock outstanding as of December 31, 2020 and June 30, 2021, respectively. EPS is not presented for Class B Stock, Series B Preferred Stock or Class C Stock as these classes of stock are not publicly traded.

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

Compensation expense related to stock-based compensation plans for the three and six months ended June 30, 2021 and 2020 is summarized in the following table in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options - Property management and other costs	$—	$—	$—	$—
Stock options - General and administrative	—	—	—	—
Restricted stock - Property management and other costs	1,678	1,473	2,972	2,324
Restricted stock - General and administrative	871	847	1,624	1,249
LTIP Units - Property management and other costs	8	8	15	10
LTIP Units - General and administrative	(6)	15	9	21
Total	$2,551	$2,343	$4,620	$3,604

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following tables summarize stock option, LTIP Unit and restricted stock activity for the Equity Plan and the 2019 Plans for the six months ended June 30, 2021 and 2020:

	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options Outstanding at January 1,	136,662	$26.05	175,799	$25.66
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired (1)	(4,790)	26.05	—	—
Stock options Outstanding at June 30,	131,872	$26.05	175,799	$25.66
(1)     The expired options shown expired in 2020 but were not reported until Q1 2021.

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
LTIP Units Outstanding at January 1,	1,763,921	$23.99	2,177,668	$24.11
Granted (1)	—	—	24,251	18.56
Exercised	(650,455)	26.57	(35,820)	26.54
Forfeited	—	—	—	—
Expired	(296,190)	22.54	(271,463)	22.42
LTIP Units Outstanding at June 30,	817,276	$22.47	1,894,636	$24.23
(1)    Granted by an affiliated operating partnership of the Company.

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at January 1,	1,414,558	$19.48	1,149,164	$20.98
Granted	910,721	18.53	851,102	18.57
Vested	(390,890)	20.10	(256,329)	22.09
Forfeited	(137,573)	19.03	(44,827)	19.85
Restricted Stock Outstanding at June 30,	1,796,816	$18.90	1,699,110	$19.63

NOTE 12    ACCOUNTS RECEIVABLE, NET

The following table summarizes the significant components of accounts receivable, net.

	June 30, 2021	December 31, 2020
Trade receivables	$203,086	$384,464
Short-term tenant receivables	3,819	6,703
Straight-line rent receivable	205,866	188,950
Other accounts receivable	14,256	14,894
Total accounts receivable	427,027	595,011
Provision for doubtful accounts	(55,930)	(70,029)
Total accounts receivable, net	$371,097	$524,982

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

NOTE 13    NOTES RECEIVABLE

The following table summarizes the significant components of notes receivable.

	June 30, 2021	December 31, 2020
Notes receivable	$33,198	$40,999
Accrued interest	4,925	4,554
Total notes receivable	$38,123	$45,553

During the three and six months ended June 30, 2021, the Company wrote off notes receivable deemed uncollectible in the amount of $0.8 million and $8.7 million, respectively.

NOTE 14    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30, 2021			December 31, 2020
	Gross Asset	Accumulated Amortization	Balance	Gross Asset	Accumulated Amortization	Balance
Intangible assets:
Above-market tenant leases, net	$120,186	$(52,118)	$68,068	$133,220	$(54,922)	$78,298
Real estate tax stabilization agreement, net	111,506	(67,172)	44,334	111,506	(64,016)	47,490
Total intangible assets	$231,692	$(119,290)	$112,402	$244,726	$(118,938)	$125,788
Remaining prepaid expenses and other assets:
Restricted cash			238,483			164,069
Security and escrow deposits			1,173			1,160
Prepaid expenses			30,279			45,266
Other non-tenant receivables			56,090			70,916
Operating lease right of use assets, net			387,873			392,634
Finance lease right of use assets, net			7,821			7,873
Other			20,147			20,040
Total remaining prepaid expenses and other assets			741,866			701,958
Total prepaid expenses and other assets			$854,268			$827,746

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30, 2021			December 31, 2020
	Gross Liability	Accumulated Accretion	Balance	Gross Liability	Accumulated Accretion	Balance
Intangible liabilities:
Below-market tenant leases, net	197,723	(65,627)	$132,096	222,432	(72,364)	$150,068
Total intangible liabilities	$197,723	$(65,627)	$132,096	$222,432	$(72,364)	$150,068
Remaining accounts payable and accrued expenses:
Accrued interest			87,440			63,693
Accounts payable and accrued expenses			79,525			83,041
Accrued real estate taxes			58,813			76,401
Deferred gains/income			92,151			94,752
Accrued payroll and other employee liabilities			43,575			57,134
Construction payable			244,596			272,080
Tenant and other deposits			15,055			14,644
Insurance reserve liability			11,956			12,793
Finance lease obligations			9,093			9,093
Conditional asset retirement obligation liability			2,415			2,342
Lease liability right of use			72,889			74,896
Other			67,065			82,680
Total remaining Accounts payable and accrued expenses			784,573			843,549
Total Accounts payable and accrued expenses			$916,669			$993,617

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Contractual rent expense, including participation rent	$4,502	$4,050	$8,816	$8,926
Contractual rent expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rent	3,563	3,111	6,939	6,421

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

In order to maintain financial flexibility, we maintain capacity under the Facility. As of June 30, 2021, the available liquidity under such credit facility was $275.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

NOTE 18    SUBSEQUENT EVENTS

On July 1, 2021, the Company sold Grand Teton Plaza for a gross sales price of $13.0 million.

On July 1, 2021, The Shoppes at Buckland Hills went into receivership. The Company still continues to be the owner of the property.

On July 16, 2021, the Company sold River Hills Mall and Eastridge Mall for gross sales price of $29.5 million and $9.5 million, respectively.

On July 26, 2021, BAM completed its previously announced BPY Transaction, as described in more detail in Note 1 above. As a result of the BPY Transaction, the Company's Class A Stock ceased trading and was not listed on the Nasdaq Stock Market effective prior to the opening of the market on July 27, 2021. In addition, on July 20, 2021, in anticipation of the closing of the BPY Transaction, the Company announced that it will be redeeming all of its outstanding 6.375% Series A Cumulative Redeemable Preferred Stock (Nasdaq: BPYUP) (the “BPYU Series A Preferred Stock”) for cash on August 19, 2021 at its par value of $25.00 per share, plus all accumulated and unpaid dividends (whether or not declared) to, but not including, August 19, 2021, which equals approximately $0.21250 per share, without interest, for total proceeds of $25.21250. Upon redemption, the BPYU Series A Preferred Stock will no longer trade on the Nasdaq Stock Market.

On July 28, 2021, the Company closed on a new loan at Town East Mall in the amount of $160.3 million with an interest rate of 3.57%, which matures on June 1, 2024.

Brookfield Property REIT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On July 29, 2021, the Company closed on two new loans at Tucson Mall in the amount of $203.3 million and $40.5 million with an interest rate of 3.57% and 6.25%, respectively, which mature on June 1, 2024.

On July 29, 2021, the Company purchased two anchor boxes at Park Meadows and Stonebriar for a purchase price of $7.0 million and $10.5 million, respectively.

On August 4, 2021, the Company paid down the SoNo Collection loan by $10.0 million to close the as of right extension. The loan's outstanding balance is $295.0 million, which matures on August 6, 2023.

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

Overview—Introduction

We own a property portfolio comprised primarily of Class A regional malls (defined primarily by sales per square foot). As of June 30, 2021, we were the owner, either entirely or with joint venture partners, of 119 retail properties located throughout the United States comprising approximately 118 million square feet of gross leasable area, or GLA.

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

As of June 30, 2021, the portfolio was 92.0% leased, compared to 94.8% leased at June 30, 2020. On a suite-to-suite basis, the leases commencing occupancy in the trailing 12 months exhibited initial rents that were 3.5% higher than the final rents paid on expiring leases.

Overview—BPY Transaction of 2021

On April 1, 2021, Brookfield Asset Management Inc. (“Brookfield Asset Management” or “BAM”) announced an agreement to acquire all of the limited partnership units of BPY that it does not already own (“BPY units”) at a value of $18.17 per BPY unit, or $6.5 billion in total value (the “BPY Transaction”). Under the agreement, BPY unitholders had the ability to elect to receive, per BPY unit and subject to pro ration, a combination of (i) 0.3979 Class A limited voting shares of BAM (“Brookfield Shares”), (ii) $18.17 in cash, and/or (iii) 0.7268 of BPY preferred units with a liquidation preference of $25.00 per unit. Pro-ration will be based on a maximum cash consideration of approximately 50% of the total value of the BPY units ($3.27 billion in total cash payable to public unitholders), a maximum amount of Brookfield Shares equal to approximately 42% of the total value of the BPY units (59.3 million Brookfield Shares payable to public unitholders), and a maximum amount of BPY preferred units with a liquidation value of approximately 8% of the total value of the BPY units ($500 million in liquidation preference of BPY preferred units payable to public unitholders). The BPY Transaction closed on July 26, 2021. BPY unitholders who failed to properly make an election, did not make an election prior to the election deadline of 5:00 p.m. (Toronto time) on July 20, 2021 (or for beneficial holders an earlier deadline that may have been set by their broker or other intermediary), or elected to receive the default consideration received, per BPY unit, approximately $12.38 in cash, 0.0913 BAM shares and 0.0657 BPY preferred units (the "Default Consideration").

In accordance with the terms of the Company’s charter, any holders of the Company’s Class A stock (“BPYU Shareholders”) at the closing of the BPY Transaction were entitled to receive the same per Default Consideration as was received by BPY unitholders who did not make an election, in the automatic exchange for their shares of Class A Stock. The aggregate consideration of $6.5 billion payable to BPY unitholders in the BPY Transaction includes the amount payable to the public holders of shares of the Company’s Class A Stock. BPYU Shareholders were not entitled to any other consideration or payment in connection with the BPY Transaction, the BPY Transaction was not subject to a vote of BPYU Shareholders and BPYU Shareholders were not entitled to appraisal rights.

Any BPYU Shareholders who wished to elect their preferred form of consideration rather than the Default Consideration, vote in favor of or against the BPY Transaction and/or exercise dissent rights in respect of the BPY Transaction, were entitled to convert their shares of Company Class A Stock into BPY units (pursuant to the terms of the Company’s charter) before the election deadline if they wished to make an election and/or before the record date for the meeting of BPY unitholders if they wished to vote in favor of or against the BPY Transaction or exercise dissent rights.

As a result of the BPY Transaction, the Company's Class A Stock ceased trading and was not listed on the Nasdaq Stock Market effective prior to the opening of the market on July 27, 2021.

In addition, on July 20, 2021, in anticipation of the closing of the BPY Transaction, the Company announced that it will be redeeming all of its outstanding 6.375% Series A Cumulative Redeemable Preferred Stock (Nasdaq: BPYUP) (the “BPYU Series A Preferred Stock”) for cash on August 19, 2021 at its par value of $25.00 per share, plus all accumulated and unpaid dividends (whether or not declared) to, but not including, August 19, 2021, which equals approximately $0.21250 per share, without interest, for total proceeds of $25.21250. Upon redemption, the BPYU Series A Preferred Stock will no longer trade on the Nasdaq Stock Market.

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

Net loss attributable to BPYU increased from $290.9 million for the six months ended June 30, 2020 to $377.1 million for the six months ended June 30, 2021 primarily due to the increase in equity in loss of unconsolidated real estate affiliates and the decrease in gains on the sale of unconsolidated properties from the six months ended June 30, 2020 compared to the six months ended June 30, 2021.

See Non-GAAP Supplemental Financial Measures below for a discussion of funds from operations ("FFO"), along with a reconciliation to Net (loss) income attributable to BPYU.

Operating Metrics

The following table summarizes selected operating metrics for our portfolio.

	June 30, 2021 (1)	June 30, 2020 (1)
In-Place Rents Per Square Foot (all less anchors) (2)	$82.65	$81.09
In-Place Rents Per Square Foot (<10K square feet) (2)	$61.47	$62.13

Percentage Occupied for Total Retail Properties	91.1%	94.2%
Percentage Leased for Total Retail Properties	92.0%	94.8%

(1)     Metrics exclude properties acquired in the year ended December 31, 2020 and the six months ended June 30, 2021, reductions in ownership as a result of sales or other transactions, and certain redevelopments and other properties.
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

	# of Leases	SF (in thousands)	Term (in years)	Initial Rent PSF (1)	Expiring Rent PSF (2)	Initial Rent Spread	% Change
Trailing 12 Month Commencements	552	1,923	6.8	$49.19	$47.52	$1.67	3.5%

(1)     Represents initial annual rent over the lease consisting of base minimum rent and common area maintenance.
(2)     Represents expiring rent at end of lease consisting of base minimum rent and common area maintenance.

Results of Operations

Three months ended June 30, 2021 and 2020

Rental revenues decreased $17.1 million, primarily due to the net impact of COVID rent relief of $20.2 million in the second quarter of 2021, which is related primarily to 2020 rents. This is partially offset due to the $1.2 million increase in termination income in the second quarter of 2021 compared to the second quarter of 2020.

Other property operating costs increased $13.4 million in the second quarter of 2021 compared to the second quarter of 2020, primarily due to the re-opening of properties that were closed due the effects of the COVID-19 pandemic in second quarter of 2020.

The provision for impairment of $71.5 million during the second quarter of 2020 is related to an impairment charge recorded on one operating property. There were no impairment charges recorded during the second quarter of 2021 (Note 2).

Interest expense increased $4.7 million, primarily related to default interest on properties for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments during the second quarter of 2021 (Note 6).

Loss on extinguishment of debt of $1.3 million is related to fees incurred on the payoff of mortgage debt at one operating property during second quarter of 2021 (Note 6). The gain on extinguishment of debt of $14.3 million is related to the debt buyback transactions that occurred in the second quarter of 2020 (Note 6).

Equity in loss of Unconsolidated Real Estate Affiliates increased $16.2 million during the second quarter of 2021, primarily related to the decrease in expenses across the unconsolidated joint ventures (Note 5).

Unconsolidated Real Estate Affiliates - loss on investment during the second quarter of 2021 is primarily related to the disposition of one equity accounted investment (Note 3).

Six months ended June 30, 2021 and 2020

Rental revenues decreased $42.0 million primarily due to the net impact of COVID rent relief of $56.4 million in the six months ended June 30, 2021, which related primarily to 2020 rents. This is partially offset due to the $10.6 million increase in termination income during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Other property operating costs increased $12.5 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the re-opening of properties that were closed due the effects of the COVID-19 pandemic in the second quarter of 2020.

Provision for note receivable loss of $8.7 million during the six months ended June 30, 2021 is primarily related to the write off of a note from our joint venture partner that was deemed uncollectible.

The provision of impairment of $107.0 million during the six months ended June 30, 2021 is related to an impairment charges recorded on three operating properties. Specifically, $77.5 million of impairment was recognized for two operating properties where the Company's expected holding period for assets changed due to an increased probability of a near-term disposition and $29.5 million of impairment was recognized based on an update to the Company's estimated probability of obtaining concessions from the creditor at an operating property for which the Company has suspended funding equity contributions to make contractual interest and/or principal payments. The provision for impairment of $71.5 million during the six months ended 2020 is related to an impairment charge recorded on one operating property (Note 2).

Gain from changes in control of investment properties of $1.8 million during the six months ended June 30, 2021 is related to the conveyance of one operating property (Note 3). Loss from changes in control of investment properties of $15.4 million during the six months ended June 30, 2020 is related to the acquisition of an additional interest at one operating property (Note 3).

Gain on extinguishment of debt of $11.8 million during the six months ended June 30, 2021 is primarily related to the conveyance of interest of one operating property (Note 3). The property was one of the properties where the Company strategically skipped debt service during 2020. The gain on extinguishment of debt of $14.3 million during the six months ended June 30, 2020 is related to the debt buyback transactions that occurred in the second quarter of 2020 (Note 6).

Equity in loss of Unconsolidated Real Estate Affiliates decreased $13.4 million during six months ended June 30, 2021, primarily related to the loss of revenues across the unconsolidated joint ventures. Additionally, there was an impairment charge of $3.4 million recorded on one unconsolidated operating property (Note 5).

Unconsolidated Real Estate Affiliates - loss on investment during the six months ended June 30, 2021 is primarily related to the disposition of one equity accounted investment (Note 3). The Unconsolidated Real Estate Affiliates - gain on investment during the six months ended June 30, 2020 is primarily due to the sales of remaining interests in ABG and Aeropostale (Note 3).

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

We anticipate maintaining financial flexibility by managing our future maturities and amortization of debt coming due at the corporate and property levels. At June 30, 2021, we have debt coming due of $3.5 billion in the next twelve months. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $417.0 million of consolidated unrestricted cash and $275.0 million of available capacity under our revolving credit facility as of June 30, 2021, as well as refinancing options in the market and anticipated cash provided by operations.

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

In order to maintain financial flexibility, we maintain capacity under our Facility. As at June 30, 2021, the available capacity under such credit facility was $275.0 million. We believe we will be able to continue to borrow funds on the Facility when and as required.

The Company entered into a new credit agreement (the "Credit Agreement") dated as of August 24, 2018 consisting of a revolving credit facility (the "Facility"), Term A-1 and A-2 loans, and a Term B loan. The Facility provides for revolving loans of up to $1.5 billion and borrowings bear interest at a rate equal to LIBOR plus 2.25%. The Facility is scheduled to mature in August 2022 and had outstanding borrowings of $1,225.0 million as of June 30, 2021.The Term A-1 Loan had a total commitment outstanding of $900.0 million, with $700.0 million attributable to BPYU and $200.0 million attributable to an affiliate, and is scheduled to mature in August 2021, bearing interest at a rate equal to LIBOR plus 2.25%. During the six months ended June 30, 2021, BPYU paid off the Term A-1 loan in the amount of $21.0 million. The Term A-2 Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2023, bearing interest at a rate equal to LIBOR plus 2.25%. During the six months ended June 30, 2021, the Company made principal payments in the total amount of $76.5 million, and the outstanding balance at June 30, 2021 was $1,923.5 million. The Term B Loan has a total commitment outstanding of $2.0 billion and is scheduled to mature in August 2025 bearing interest at a rate equal to LIBOR plus 2.50%. During the six months ended June 30, 2021, the Company made a principal payment in the amount of $10.0 million. The total outstanding balance of the Term B loan as of June 30, 2021 was $1,940.0 million. The Term A-1, A-2, and B Loans are contractually obligated to be prepaid through net proceeds from property level refinances and asset sales as outlined in the Credit Agreement.

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

•The Company will also be required to make additional prepayments of the Term A-2 loan with proceeds of certain equity, debt issuances and asset sales.

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

As of June 30, 2021, we are not aware of any instances of non-compliance with such covenants. Though there is potential for a risk of default, in the event the Company fails to maintain compliance with its financial covenants, the Credit Agreement provides for a cure period, during which the Company has the opportunity to raise additional cash and reduce net debt balance, such as through capital contributions from BPY, or disposition of assets. Management has determined that in the event of a default, it is probable that these market-based alternatives would be available, and that these actions would provide the necessary cash flows to prevent or cure an event of default, although there is no guarantee that these market-based alternatives would be available.

During the six months ended June 30, 2021, the Company suspended equity contributions to make contractual interest and/or principal payments on twelve consolidated and unconsolidated property level mortgages, including four mortgages that are in maturity default. During the year ended December 31, 2020, Company suspended equity contributions to make contractual interest and/or principal payments on eighteen consolidated and unconsolidated property level mortgages, including one mortgage that is in maturity default. The Company is currently engaging in negotiations with the creditors on these mortgages to obtain potential lender concessions or other relief. If the Company is unsuccessful in obtaining concessions from these creditors, it is possible that the property securing these loans would be transferred to the lenders. In such circumstances, the carrying value of the property may no longer be recoverable and may trigger an impairment charge. These mortgages are non-recourse and the creditors do not have security claims against the Company aside from the collateral property. During the six months ended June 30, 2021, the Company accrued $24.1 million of default interest related to these mortgages per contractual debt agreements. As of December 31, 2020, the Company has accrued $46.6 million of default interest related to these mortgages per contractual debt agreements.

As of June 30, 2021, the Company has suspended equity contributions to make contractual interest and/or principal payments on a total of $1.2 billion of property level mortgages and the related Investment in Real Estate securing these loans has a carrying value of $1.2 billion.

On June 1, 2021, the Company closed on a new loan at Fashion Place in the amount of $290.0 million at LIBOR plus 3.53% which matures on June 9, 2026. The loan replaced the previous loan in the amount of $226.7 million which matured on June 1, 2021. The origination of the loan incurred fees of $4.5 million, and upfront reserve of $2.6 million.

On May 28, 2021, the Company paid off the loan at Deerbrook Mall in the amount of $127.9 million. The transaction incurred debt extinguishment costs in the total amount of $1.3 million.

On May 14, 2021, the Company closed on a new loan at Willowbrook Mall in the amount of $155.0 million at LIBOR plus 3.68% which matures on June 9, 2026. The new loan replaced the previous loan in the amount of $177.5 million which matured on June 5, 2021. The origination of the loan incurred fees of $3.9 million, and upfront reserve of $1.7 million.

On May 4, 2021, the Company closed on a new loan at Whalers Village in the amount of $83.5 million at LIBOR plus 2.50% which matures on May 4, 2024. The loan replaced the previous loan in the amount of $80.0 million which was scheduled to mature on January 6, 2022. The origination of the loan incurred fees of $0.9 million as well as an upfront minimum liquidity reserve of $2.5 million.

On April 20, 2021, the Company closed on a new $1.0 billion loan secured by cross-collateralized mortgages at 16 properties with an interest rate of LIBOR plus 3.25% which matures on April 20, 2024. The loan replaced the previous loan which was encumbered by a $1.3 billion mortgage and matured on April 23, 2021.The origination of the loan incurred fees of $8.2 million as well as an upfront working capital reserve of $5.0 million.

As of January 1, 2021, the Company conveyed North Point Mall to the lender in satisfaction of $247.0 million in outstanding debt. Accordingly, the Company recognized a gain of $13.1 million included in gain on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2021.

As of January 1, 2021, the Company conveyed Florence Mall to the lender in satisfaction of $90.0 million in outstanding debt. Accordingly, the Company recognized a loss of $4.2 million included in Unconsolidated Real Estate Affiliates - gain (loss) on investment, net on our Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2021.

On February 5, 2021 the Company closed on a new loan at Kenwood Towne Centre in the amount of $210.0 million. The new loan matures on February 9, 2024, and bears the interest rate at LIBOR plus 3.40%. The new loan replaced the previous debt of $194.0 million which was scheduled to mature on February 9, 2021. The origination of the new loan incurred fees of $5.0 million, which were capitalized.

As of June 30, 2021, we had $8.4 billion of debt pre-payable at our proportionate share without penalty. We may pursue opportunities to refinance this debt at lower interest rates and longer maturities.

As of June 30, 2021, our proportionate share of total debt aggregated $22.9 billion. Our total debt includes our consolidated debt of $16.0 billion and our share of unconsolidated real estate affiliates debt of $6.9 billion. Of our proportionate share of total debt, $6.9 billion is recourse to the Company or its subsidiaries (including the Facility) due to guarantees or other security provisions for the benefit of the note holder.

The amount of debt due in the next three years represents 42.3% of our total debt at maturity. The maximum amount due in any one of the next ten years is no more than $5.2 billion at our proportionate share or approximately 22.6% of our total debt at maturity.

The following table illustrates the scheduled payments for our proportionate share of total debt as of June 30, 2021. The $206.2 million of junior subordinated notes are due in 2036, but we may redeem them any time after April 30, 2011 (Note 6). As we do not expect to redeem the notes prior to maturity, they are included in the consolidated debt maturing subsequent to 2026.

	Consolidated	Unconsolidated
	(Dollars in thousands)
Remainder of 2021	$1,397,850	$492,297
2022	2,607,353	1,218,858
2023(1)	2,735,601	1,206,574
2024	3,409,299	1,763,029
2025(2)	3,136,458	494,112
2026	1,208,985	434,021
Subsequent	1,482,890	1,260,106
Total	$15,978,436	$6,868,997

(1)    Includes the Term A-2 Loan (Note 6).
(2)    Includes the Term B Loan (Note 6).

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

Reserves

With respect to our consolidated properties, for the three and six months ended June 30, 2021, our balance associated with potentially uncollectible revenues decreased by $10.4 million and $14.1 million, respectively. With respect to our Unconsolidated Real Estate Affiliates, for the three and six months ended June 30, 2021, our balance associated with potentially uncollectible revenues for our Unconsolidated Real Estate Affiliates increased by $5.9 million and $4.3 million, respectively, which includes $3.3 million and $2.6 million, respectively, for straight-line rent receivables. Of these amounts for the three and six months ended June 30, 2021, our share totaled $2.3 million and $1.7 million, respectively, which includes $1.6 million and $1.3 million, respectively, for straight-line rent receivables.

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

As of June 30, 2021, the Company, including consideration of our share of Unconsolidated Real Estate Affiliates, has collected approximately 89% of second quarter rents. While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance. The Company continues to make meaningful progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company's tenants requesting rental assistance, whether in the form of deferral or rent reduction. As of June 30, 2021, in response to the COVID-19 pandemic, the Company granted rent deferrals and rent abatements of 1% and 3% of rents, respectively. The rent abatements granted were considered lease modifications and will be recognized prospectively over the remaining lease terms from the period of the rent that was abated. While we anticipate that we may grant further rent concessions, such as the deferral or abatement of lease payments, such rent concession requests are evaluated on a case-by-case basis. Not all requests for rent relief will be granted as the Company does not intend to forgo its legally enforceable contractual rights that exist under its lease agreements.

Acquisitions and Joint Venture Activity

From time-to-time we may acquire whole or partial interests in high-quality retail properties or make strategic dispositions. Refer to Note 3 for more information.

On July 26, 2021, BPYU issued 13,875,894 shares of Class A stock at $18.17 per share for a total aggregate contribution of $252.1 million from a related Brookfield Entity. These funds will be used to redeem the outstanding 6.375% Series A Cumulative Redeemable Preferred Shares (the "BPYU Series A Preferred Stock") for cash on August 19, 2021 at its par value of $25.00 per share, plus all accumulated and unpaid dividends (whether or not declared) to, but not including, August 19, 2021, which equals approximately $0.21250 per share, for total proceeds of $25.21250. Upon redemption, the BPYU Series A Preferred Stock will no longer trade on the Nasdaq Stock Market.

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

We have development and redevelopment activities totaling approximately $459.0 million under construction and $390.0 million in the pipeline. We continue to evaluate a number of other redevelopment projects to further enhance the quality of our assets. Expected returns are based on the completion of current and future redevelopment projects, and the success of the leasing and asset management plans in place for each project. Expected returns are subject to a number of variables, risks, and uncertainties including those disclosed within Part II, Item 1A of this Quarterly Report and those previously disclosed in our Annual Report. We also refer the reader to our disclosure related to forward-looking statements, below. The following table illustrates our planned redevelopments:

			Stabilized Year	Proportionate Cost (1)
Property	Location	Description		Total	To-Date
Major Development Summary (in millions, at share unless otherwise noted)
Active redevelopments

Tysons Galleria	McLean, VA	Macy's Redevelopment for theater and multi level small shop expansion	2023	$108	$52
Alderwood	Lynnwood, WA	Sears Redevelopment - Residential	2023	13	9
Stonestown Galleria	San Francisco, CA	Anchor Redevelopment for Retail and Entertainment	2023	151	115
Other Projects	Various		2022-2024	187	121
Active developments/redevelopments				$459	$297
In planning

Oxmoor Center	Louisville, KY	Sears Redevelopment for Entertainment and Restaurants	2024	$19	$1
Cumberland	Atlanta, GA	Residential	2025	77	—
Northridge	Northridge, CA	Residential	2026	63	—
Ala Moana	Honolulu, HI	Residential Tower	2026	174	2
Other Projects	Various		2023-2025	57	14
In planning				$390	$17
Total retail developments				$849	$314

(1)     Costs are at BPYU's ownership share post August 28, 2018, with closing of new joint venture partnerships.

Our investment in these projects for the six months ended June 30, 2021 increased from December 31, 2020 in conjunction with the applicable development plan and as projects near completion. The continued progression of redevelopment projects resulted in increases to our investment to date. Prior to the COVID-19 pandemic, our current projects were generally progressing in accordance with their timeline and budget. The impact of the pandemic and associated restrictions that have been put in place by local governments may cause delays in construction and may impact our ability to progress pre-leasing efforts.

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

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Operating capital expenditures (1)	$26,085	$71,624
Tenant allowances and capitalized leasing costs (2)	46,640	49,093
Capitalized interest and capitalized overhead	10,659	10,884
Total	$83,384	$131,601

(1)Reflects only non-tenant operating capital expenditures.
(2)Tenant allowances paid on 2.0 million square feet for the six months ended June 30, 2021 and 3.2 million square feet for the six months ended June 30, 2020.

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

Class B Stock Dividend

Our Board of Directors did not declare dividends on Class B-1 Stock, Class B-2 Stock, or Series B Preferred Stock during the six months ended June 30, 2021 or during the six months ended June 30, 2020.

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
Summary of Cash Flows

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was $246.1 million for the six months ended June 30, 2021 and $(154.6) million for the six months ended June 30, 2020. Significant components of net cash (used in) provided by operating activities include:

•in 2021, equity in loss of Unconsolidated Real Estate Affiliates of $74.7 million;
•in 2021, depreciation and amortization of $300.3 million;
•in 2021, provision for impairment of $107.0 million;
•in 2021, accounts and notes receivable, net of $165.9 million;
•in 2020, equity in loss of Unconsolidated Real Estate Affiliates of $61.3 million;
•in 2020, depreciation and amortization of $320.2 million;
•in 2020, provision for impairment of $71.5 million; and
•in 2020, accounts and notes payable, net of $(282.1) million.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $63.0 million for the six months ended June 30, 2021 and $(102.4) million for the six months ended June 30, 2020. Significant components of net cash (used in) provided by investing activities include:

•in 2021, development of real estate and property improvements of $(124.5) million;
•in 2021, proceeds from sales of investment properties and unconsolidated real estate affiliates of $76.2 million;
•in 2021, contributions to unconsolidated real estate affiliates of $(36.6) million;
•in 2021, distributions received from unconsolidated real estate affiliates in excess of income of $147.5 million;
•in 2020, development of real estate and property improvements of $(159.5) million;
•in 2020, proceeds from sales of investment properties and unconsolidated real estate affiliates of $81.0 million;
•in 2020, contributions to unconsolidated real estate affiliates of $(54.9) million; and
•in 2020, distributions received from unconsolidated real estate affiliates in excess of income of $30.9 million.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(22.2) million for the six months ended June 30, 2021 and $270.3 million for the six months ended June 30, 2020. Significant components of net cash (used in) provided by financing activities include:

•in 2021, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $480.6 million;
•in 2021, principal payments on mortgages, notes, and loans payable of $(832.8) million;
•in 2021, buyback of Class A Stock of $(15.6) million;
•in 2021, issuance of Class B Stock of $378.5 million;
•in 2021, cash distributions paid to stockholders of $(13.5) million;
•in 2020, proceeds from the refinancing or issuance of mortgages, notes and loans payable of $661.0 million;
•in 2020, principal payments on mortgages, notes, and loans payable of $(328.9) million;
•in 2020, buyback of Class A Stock of $(15.9) million;
•in 2020, series K preferred units redemption of $(27.9) million;
•in 2020, payment received on note receivable of $31.7 million; and

•in 2020, cash distributions paid to stockholders of $(39.6) million.

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

For the six months ended June 30, 2021, there were no significant changes to these policies, except for the policies related to the application of lease modification guidance in Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842", "Topic 842", or "the new leasing standard") as a result of the COVID-19 pandemic as described in Note 2 and below.

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

The following table reconciles GAAP net income attributable to BPYU to FFO for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss Attributable to BPYU	$(147,932)	$(209,050)	$(377,053)	$(290,877)
Provision for impairment excluded from FFO - Consolidated Properties	—	71,455	106,991	71,455
Provision for impairment excluded from FFO - Unconsolidated Properties	—	42,675	3,405	42,675
Unconsolidated Real Estate Affiliates - gain on investment	13,637	—	17,848	—
Gain on sales of investment properties	(3,591)	109	(4,615)	(6,650)
Above and below market ground rent	939	939	1,878	2,505
Preferred stock dividends	(3,985)	(3,984)	(7,969)	(7,968)
Loss (gain) from changes in control of investment properties and other	—	15,433	(1,824)	15,433
Depreciation and amortization of capitalized real estate costs - Consolidated Properties	143,953	158,139	291,104	310,727
Depreciation and amortization of capitalized real estate costs - Unconsolidated Properties	109,563	112,534	214,087	230,193
Allocation of noncontrolling interests (1)	(21,146)	(39,079)	(57,946)	(65,348)
FFO	$91,438	$149,171	$185,906	$302,145

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

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     In the second quarter 2021, BPYU issued 16,316,037 shares of Class B-1 Stock to BPR FIN I Subco LLC, a related party, due to total contributions of $349 million, equal to $21.39 per share. These Shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)     Not applicable

(c)     None

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5        OTHER INFORMATION

As previously disclosed, on July 30, 2021, each of Soon Young Chang, Omar Carneiro da Cunha, Michael J. Warren, Caroline Atkinson and A. Douglas McGregor resigned as directors of Brookfield Property REIT Inc. (the “Company”). On August 3, 2021, the Company’s board of directors (the “Board”) reduced the size of the Board from nine directors to five directors, and filled the remaining vacancy by electing Brian W. Kingston to the Board and appointing him as Chairman of the Board. Mr. Kingston currently performs the functions of chief executive officer for the Company. Mr. Kingston will not receive compensation for serving as a director of the Company. Mr. Kingston will also serve as a member of the board of directors of Brookfield Property Partners Limited.

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

Brookfield Property REIT Inc.

Date: August 6, 2021	By:	/s/ Michelle Campbell
Michelle Campbell
Secretary

Date: August 6, 2021	By:	/s/ Bryan K. Davis
Bryan K. Davis
Chief Financial Officer*
Brookfield Property Group LLC

*     Mr. Davis performs the functions of chief financial officer for Brookfield Property REIT Inc. (the "Company") pursuant to a Master Services Agreement, dated August 27, 2018, among Brookfield Asset Management Inc., the Company and certain other parties thereto.